Form 10QSB
period 1996-03-31
SI DIAMOND TECHNOLOGY INC
filed 1996-05-15
CIK 891417

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602


                          SI DIAMOND TECHNOLOGY, INC.
         (Exact name of Small Business Issuer as specified in charter)

              TEXAS                                76-0273345
              (State of                            (IRS Employer
            Incorporation)                     Identification Number)

        2435 NORTH BOULEVARD
           HOUSTON, TEXAS                            77098
(Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (713) 529-9040


   Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [X]  No [_]

   As of May 7, 1996, the registrant had 10,862,889 shares of common stock, par value $.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format.
                               Yes  [X]   No [_]

                          SI DIAMOND TECHNOLOGY, INC.
                                     INDEX




Part I  Financial Information                                                                                Page

        Item 1.  Financial Statements

             Consolidated Balance Sheets--March 31, 1996 and December 31, 1995                                 3

             Consolidated Statements of Operations--Three Months Ended
              March 31, 1996 and 1995                                                                          4

             Consolidated Statements of Cash Flows--Three Months Ended
              March 31, 1996 and 1995                                                                          5

             Notes to Consolidated Financial Statements                                                        6

        Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                         8

   Part II  Other Information

        Item 5.  Other Information                                                                            11

        Item 6.  Exhibits and Reports on Form 8-K                                                             11

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       March 31,    December 31,
ASSETS                                                                                   1996           1995
                                                                                     -------------  -------------
 Current assets:
   Cash and cash equivalents                                                         $  5,095,026   $    293,593
   Accounts receivable, trade                                                             442,888        151,422
   Stock subscriptions receivable                                                               -      9,583,750
   Notes receivable                                                                       400,000        400,000
   Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                           528,844        300,485
   Prepaid expenses and other assets                                                      110,273         43,238
                                                                                     ------------   ------------
      Total current assets                                                              6,577,031     10,772,488
  Property, plant and equipment, net                                                    1,590,631      1,476,241
  Intangible assets, net                                                                  477,537        500,079
  Net assets of discontinued operations and net assets available for sale               1,642,920      2,542,704
  Other assets, net                                                                       126,844         17,394
                                                                                     ------------   ------------
      Total assets                                                                   $ 10,414,963   $ 15,308,906
                                                                                     ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                                                                  $  1,722,341   $    430,048
   Notes payable                                                                           32,054        271,853
   Accrued liabilities                                                                    380,977      1,864,095
   Billings in excess of costs and
      estimated earnings on uncompleted contracts                                          35,385         49,891
                                                                                     ------------   ------------
      Total current liabilities                                                         2,170,757      2,615,887
 Notes payable, long-term                                                                  82,611         86,687
 Commitments and contingencies
 Stockholders' equity:
   Preferred Stock, $1.00 par value, 2,000,000 shares authorized;
     Series A convertible preferred, 100 shares issued and out-
       standing at March 31, 1996 and December 31, 1995 ($100,000
       aggregate liquidation preference)                                                      100            100
     Series E convertible preferred, 1,190 shares issued and out-
       standing at March 31, 1996  ($11,900,000 aggregate liquidation preference)           1,190             --
   Common Stock, 120,000,000 shares authorized, $.00l par value,
    10,862,889 shares issued and outstanding at March 31, 1996;
    10,858,889 shares issued and outstanding at December 31, 1995                          10,863         10,859
   Additional paid-in capital                                                          45,311,064     34,681,872
   Preferred stock subscribed, but unissued                                                     -      8,905,072
   Accumulated deficit                                                                (37,161,622)   (30,991,571)
                                                                                     ------------   ------------
      Total stockholders' equity                                                        8,161,595     12,606,332
                                                                                     ------------   ------------
      Total liabilities and stockholders' equity                                     $ 10,414,963   $ 15,308,906
                                                                                     ============   ============

   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         For  the Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                             1996           1995
                                                        --------------  -------------

Revenues                                                  $   848,367    $   224,527
                                                          -----------    -----------
Cost of sales                                               1,052,114        141,648
Selling, general and administrative
 expenses                                                   2,203,592        664,173
Stock compensation                                             16,986          9,793
Research and development                                    2,127,425      1,124,779
Loss on impairment of net assets held for sale                850,000              -
                                                          -----------    -----------
  Operating costs and expenses                              6,250,117      1,940,393
                                                          -----------    -----------
Other income, net                                             231,199         64,373
                                                          -----------    -----------
  Loss from continuing operations                          (5,170,551)    (1,651,493)
                                                          -----------    -----------
Discontinued operations:
 Loss from discontinued operations                           (649,500)      (280,533)
 Provision for loss on disposition of
   discontinued operations                                   (350,000)             -
                                                          -----------    -----------
     Total losses on discontinued operations                 (999,500)      (280,533)
                                                          -----------    -----------
     Net loss                                             $(6,170,051)   $(1,932,026)
                                                          ===========    ===========

     Net loss per share from continuing operations        $     (0.48)   $     (0.21)
     Net loss per share from discontinued operations      $     (0.09)   $     (0.04)
                                                          -----------    -----------
     Net loss per share                                   $     (0.57)   $     (0.25)
                                                          ===========    ===========


Average shares outstanding                                 10,859,724      7,681,707
                                                           ==========      =========



   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 For the Three Months Ended
                                                                                                          March 31,
                                                                                                 --------------------------
                                                                                                     1996          1995
                                                                                                 ------------  ------------

     Cash flows from operating activities:
     Continuing operations:
      Net loss from continuing operations                                                        $(5,170,551)  $(1,651,493)
      Adjustments to reconcile net loss to net
        cash required by operating activities:
       Non-cash compensation of employees and consultants upon issuance of common stock                   --         9,793
       Depreciation and amortization expense                                                          83,610       112,536
       Revaluation of stock warrants                                                                 450,000            --
       Loss on impairment of net assets                                                              850,000            --
       Changes in assets and liabilities:
         Accounts receivable, trade                                                                 (291,466)      755,213
         Costs and estimated earnings in excess of billings on uncompleted contracts/projects       (228,359)      (43,394)
         Prepaid expenses                                                                            (67,035)       (4,538)
         Accounts payable and accrued liabilities                                                   (190,825)       11,262
         Billings in excess of costs and estimated earnings on uncompleted contracts                 (14,506)     (130,481)
         Net assets available for sale                                                              (260,263)           --
                                                                                                 -----------   -----------
            Total adjustments                                                                        331,156       710,391
                                                                                                 -----------   -----------
         Net cash required by continuing operations                                               (4,839,395)     (941,102)
                                                                                                 -----------   -----------
     Discontinued operations:
         Net loss from discontinued operations                                                      (999,500)     (280,533)
         Reserves for discontinued operations                                                        505,000            --
         Increase in net assets of discontinued operations                                          (194,953)           --
                                                                                                 -----------   -----------
         Net cash required by discontinued operations                                               (689,453)     (280,533)
                                                                                                 -----------   -----------
            Net cash required by operations                                                       (5,528,848)   (1,221,635)
                                                                                                 -----------   -----------
     Cash flows from investing activities:
      Capital expenditures                                                                          (175,458)           --
      Expenditures for intangibles and other assets                                                 (109,450)     (991,822)
                                                                                                 -----------   -----------
         Net cash required by investing activities                                                  (284,908)     (991,822)
                                                                                                 -----------   -----------
     Cash flows from financing activities:
      Repayment of notes payable                                                                    (243,875)           --
      Proceeds of stock issuance, net of costs                                                    10,859,064     4,902,247
                                                                                                 -----------   -----------
         Net cash provided by financing activities                                                10,615,189     4,902,247
                                                                                                 -----------   -----------
     Net increase in cash and cash equivalents                                                     4,801,433     2,688,790
     Cash and cash equivalents, beginning of year                                                    293,593     1,687,104
                                                                                                 -----------   -----------
     Cash and cash equivalents, end of the period                                                $ 5,095,026   $ 4,375,894
                                                                                                 ===========   ===========




   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ----------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1995 has been derived from the audited financial statements at that date and reclassified to present comparative information related to discontinued operations and assets available for sale.

2. Supplemental Cash Flow Information:
   -----------------------------------
   Cash paid for interest for the three months was approximately $5,263 and $12 for 1996 and 1995, respectively. The following non-cash transactions have been excluded from the statement of cash flows :


                                                                  1996           1995
                                                                  -----        --------
       Purchase of intangible assets through the issuance of
         common stock                                             $   -        $900,000
       Recognition of deferred offering costs as contra equity
         in additional paid-in capital                                -         150,000

3. Capital Stock:
   --------------
   Common Stock

   In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of
   common stock.   At December 31, 1995, the Company recorded a subscription
   receivable for $15,750 of these proceeds as they were received in January 1996. The registration statement covering these shares was declared effective on April 18, 1996.

   Preferred Stock

   In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ( "Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. The registration statement covering these shares was declared effective on April 18, 1996.


4. Discontinued Operations
   -----------------------

   During May 1996, the Company adopted a corporate reorganization plan to cut costs and streamline operations. Pursuant to this plan, the Company is soliciting offers to sell its coatings operations as an operating business, or through an asset sale. Pending this sale, the Company has significantly reduced the operations of its subsidiary, SIDT Coatings, Inc. ("Coatings").

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. Discontinued Operations (continued)
   -----------------------------------

   The Company intends to divest itself of this operation as soon as possible. The timing of this will be dependent upon market conditions. Net assets of discontinued operations are stated at estimated net realizable value and consist primarily of accounts receivable of $36,781, property, plant and equipment of $800,004, accounts payable and accrued liabilities of $145,381, and a reserve to reflect net realizable value of $999,500. First quarter losses of $494,500 were charged against this reserve. The net of these amounts has been classified on the balance sheet as non-current assets.


5. Net Assets Available for Sale
   -----------------------------

   As part of the Company's reorganization plan, operations at the Company's Diamond Tech One, Inc. ("DTO") subsidiary will be significantly reduced and certain assets will be made available for sale. The net assets of this division as of March 31, 1996 were $1,456,516, which includes an $850,000 reserve for impairment of assets.

6. Customer Claim at Plasmatron Coatings and Systems, Inc.
   -------------------------------------------------------

   Plasmatron Coatings and Systems, Inc. ("Plasmatron") has received a demand from a customer to recover approximately $7.9 million for an alleged breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993. The customer claims that the equipment does not perform as required under the contract, but has offered to settle its claims for approximately $3.8 million. The Company believes that Plasmatron has a meritorious defense to the customer's claim. No lawsuit has been filed and no discovery has been conducted. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

7. Warrant Repricing
   -----------------

   In February 1996, the company repriced 219,149 warrants held by GH Securities, Ltd. ("GH"), its former underwriter. The warrants were repriced to compensate GH in connection with relinquishing its disputed right to place current and future offerings. The Company recognized a $450,000 charge, reflected in selling, general and administrative expense, in connection with the repricing.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
OF OPERATIONS
- - --------------

  Three months ended March 31, 1996 and 1995
  ------------------------------------------

                                    OVERVIEW

  During the quarter ended March 31, 1996, the Company's primary revenues from continuing operations were earned through manufacture of coatings systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron") and from performing research under government contracts. Subsequent to the end of the quarter, the Company adopted a corporate reorganization plan to reduce expenditures and streamline operations. See "Recent Developments." The Company continued to incur substantial expenses in support of the development of a diamond-based flat panel display. As more fully discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 1995, the Company expects to incur substantial research and development expenses throughout 1996 in developing the Company's proprietary Diamond Based Field Emission Display ("DFED") and Diamond Based Field Emission Lamp ("DFEL").


                              RECENT DEVELOPMENTS

  During May 1996, the Company adopted a corporate reorganization plan to reduce expenditures and streamline operations. Pursuant to this plan, the operations of its subsidiary, SIDT Coatings, Inc.("Coatings") have been significantly reduced. Coatings provides industrial hard coatings services. The Company is in the process of soliciting offers to sell the subsidiary as an operating business, or through an asset sale. The company intends to divest itself of these operations as soon as possible. The timing of this will be dependent upon market conditions.

  Additionally, certain operations at the Company's Diamond Tech One, Inc. ("DTO") subsidiary will be significantly reduced and the Company is soliciting offers to buy the assets of the subsidiary. DTO provides back-end semiconductor wafer processing and multi-chip module fabrication and assembly services. Currently, the largest user of DTO's services is the Company. The Company now believes it can obtain these services from outside sources at a lower cost./(1)/

  Additionally, the Company plans a Company-wide reduction in force of approximately 50% of its employees, not associated with DTO or Coatings, to reduce operating costs./(1)/ As a result of this reorganization, the Company has recorded total losses on discontinued operations of $999,500 and an $850,000 loss on impairment of net assets held for sale, for the quarter ended March 31, 1996.


                             RESULTS OF OPERATIONS

  The Company's revenues for the first quarter ended March 31, 1996 totaled $848,367 compared to $224,527 for the first quarter of 1995. Commercial sales were $266,977 for the 1996 Period compared to $177,924 for the 1995 Period. The majority of the commercial revenues are from production under vacuum equipment contracts through its subsidiary, Plasmatron. Plasmatron's commercial backlog is currently $812,000 as compared with $400,000 at March 31, 1995. Contract research revenues for the 1996 Period were $581,390 compared to $46,603 for the 1995 Period. At March 31, 1996, the Company had a research backlog of approximately $2,139,000 in anticipated future revenues from its existing contracts, as compared with a backlog of approximately $1,539,000 at March 31, 1995. The increased contract revenue and backlog amounts for the 1996 Period resulted primarily from the Company's increased DFED development related to the $2,625,000 National Institute of Science and Technology ("NIST") contract which commenced during the third quarter of 1995. The NIST contract is intended to provide matching grants to facilitate further research and development on the Company's DFED. Many of the personnel currently performing Company sponsored research on the DFED will be performing the contract research for the NIST contract which is also related to displays. The Company's ability to perform the research on its backlog and recent contract awards should not require significant addition of personnel.


  For the 1996 Period, the Company's costs of sales were $1,052,114, exceeding revenues by 24%, as compared with $141,648, or a 37% gross margin, for the 1995 Period. The decreasing margin resulted primarily from a larger component of low margin, government contract research revenues for the 1996 Period, in addition to a negative margin at DTO of approximately 120%. The Company's general and

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  administrative expenses were $2,203,592 for the 1996 Period, compared with $664,173 for the 1995 Period. The expense increase resulted primarily from a higher level of fund raising activity during the 1996 period, as well as $450,000 in contract settlements during this time. Company sponsored research and development expenses for the 1996 Period were $2,127,425 as compared to $1,124,779 for the 1995 Period. These continued costs are a result of the Company's efforts to develop a diamond-based flat panel display. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of a diamond based flat panel display, and the related diamond based field emission lamp.

  During May 1996, the Company adopted a corporate reorganization plan to cut costs and streamline operations. Pursuant to this plan, it has significantly reduced the operations of its subsidiary, SIDT Coatings, Inc. ("Coatings"). The Company is in the process of soliciting offers to sell the subsidiary as an operating business, or through an asset sale. Net assets of discontinued operations are stated at estimated realizable value of $691,404. A reserve of $999,500 has been recorded during the first period of 1996 to cover disposition.

  As part of the Company's reorganization plan, operations at the Company's Diamond Tech One, Inc. ("DTO") subsidiary will be significantly reduced and certain assets will be made available for sale. The net assets of this division as of March 31, 1996 were $2,306,516. The estimated reserve for impairment of these assets is $850,000.


                              FINANCIAL CONDITION

  At March 31, 1996, the Company had cash and cash equivalents in the amount of $5,095,026 as compared with cash and cash equivalents of $293,593 at December 31, 1995. This increase in cash is a result of the Company's successful Regulation D stock offerings in December 1995, for which the Company received cash in January 1996, less costs incurred in the quarter. Based on the developmental stages of the Company's DFED and DFEL technologies, additional equity, sale of product distribution or technology rights or other financing will likely be considered in the future./(1)/ There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. /(1)/




  In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common
  stock.   At December 31, 1995, the Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January 1996. The registration statement concerning these shares became effective April 18, 1996.

  Also in December 1995, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. The registration statement covering these shares was declared effective on April 18, 1996.

  Cash required by operating activities was $5,528,848 for the 1996 Period compared to $1,221,635 for the 1995 Period. The increase in the requirement of cash flows was primarily the result of a generally higher level of company sponsored research and development and sales and marketing expenses during the 1996 Period.

  Cash required by investing activities during the 1996 period was $284,908 as compared with $991,822 for 1995. The significantly higher activity for the 1995 period resulted from the purchase of DFED licensing rights from MCC during that period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of common stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised./(1)/ In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities or certain technology rights. /(1)/ The Company may seek to increase its liquidity through bank borrowings or other financing. /(1)/ There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. /(1)/ The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financing in the future. /(1)/

  The Company expects to incur substantial expenses for research and development ("R&D"), product testing, product marketing and administrative overhead. /(1)/ Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years. /(1)/ Therefore, it is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current funding. /(1)/ The combined effect of the foregoing may prevent the Company from achieving profitability for an extended period of time. /(1)/ Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations. /(1)/ If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company may be required to curtail its expansion and seek additional financing from other sources. /(1)/

  The Company anticipates that its existing resources will enable it to maintain its planned operations for approximately seven months after the date of this filing. /(1)/ This belief is based on current development plans, the successful implementation of the Company's May 1996 restructuring plan, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. /(1)/ No assurance can be given that there will be no change that would cause available resources to be consumed before such time. /(1)/ Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. /(1)/ Such results would materially and adversely affect the Company.


                                    OUTLOOK

  It is anticipated that losses will continue throughout 1996, and into 1997, as the Company continues to fund the development of its DFED flat panel display and DFEL lamp products. /(1)/ Increased commercial revenues are anticipated in the Company's Plasmatron subsidiary; however, they will not be sufficient to offset the planned research and development efforts. Sales from the DFED product are not anticipated until 1997. /(1)/ Full commercial development of the Company's DFED technology may require additional funds that may not be available at terms acceptable to the Company. /(1)/ Should the Company be unable to obtain acceptable additional debt or equity financing, if needed, management intends to reduce the level of internally funded research and development. /(1)/








 /(1)/ ENDNOTE

 This sentence is a forward-looking statement. Please refer to the disclosure on pages ii - v of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, incorporated herein by reference, and the discussion under "Item 5. Other Information" in this Quarterly Report on Form 10-QSB for factors that could cause actual results to differ from those projected in this statement.

                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Additionally forward-looking statements may be contained in the Company's other Securities and Exchange Act filings, press releases, oral statements made by the officers of the Company, and other sources. Actual results could differ materially from such forward-looking statements. Therefore no assurance can be given that the results estimated or anticipated in a forward-looking statement will be achieved. THE COMPANY HAS ATTEMPTED TO IDENTIFY THE FORWARD-LOOKING STATEMENTS IN THE TEXT OF THIS REPORT BY ENDNOTE 1 ON PAGE 10.

Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference, with the following additions and revisions, from pages ii-v of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

The Company anticipates its existing resources will enable it to maintain its current and planned operations for approximately seven months after the date of
this filing   This belief is based on current development plans, the successful implementation of the Company's May 1996 restructuring plan, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. If the Company is unable to effect its May 1996 restructuring plan, it anticipates that its existing resources will enable it to maintain its operations until approximately August 1996. No assurance can be made that the Company will be able to implement the program as planned or that other factors may not arise that will affect the Company's solvency.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: See Index to Exhibits on page 13 for a descriptive response to this item.

  (b)  Reports on Form 8-K:

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SI DIAMOND TECHNOLOGY, INC.
                                         (Registrant)



Date:  May 15, 1996                      /s/ Howard K. Schmidt
                                    --------------------------------
                                    Howard K. Schmidt
                                    Chairman, President and Chief Executive
                                    Officer (Principal Executive Officer)



Date:  May 15, 1996                     /s/ Anthony N. Davies
                                    --------------------------------
                                    Anthony N. Davies
                                    Assistant Secretary and Controller
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:

 Exhibit
 -------

     3(ii)   Amended and Restated Bylaws, adopted April 26, 1996

     10.01   Consulting Agreement between the Company and BEG Enterprises,
             Inc.

     10.02 Contract #01-96/01C between the Company and Microelectronics Systems dated February 16, 1996 (Confidential treatment has been Requested)

     10.03 Contract No. 27 in 02-96 between the Company and High Technologies, Ltd. dated February 25, 1996 (Confidential treatment has been Requested)

     10.04 Contract No. 26 in 02-96 between the Company and High Technologies, Ltd. dated February 25,1996 (Confidential treatment has been Requested)

     11      Computation of (Loss) Per Common Share

     27      Financial Data Schedule