Form 10QSB/A
period 1996-03-31
SI DIAMOND TECHNOLOGY INC
filed 1996-05-16
CIK 891417

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A


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

   Transitional Small Business Disclosure Format.
                               Yes  [ ]   No [X]

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SI DIAMOND TECHNOLOGY, INC.
                                         (Registrant)




Date:  May 16, 1996                     /s/ Anthony N. Davies
                                    --------------------------------
                                    Anthony N. Davies
                                    Assistant Secretary and Controller
                                    (Duly Authorized Officer and Principal
                                    Accounting Officer)

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

     10.02 Contract #01-96/01C between the Company and Microelectronics Systems dated February 16, 1996 (Confidential treatment has been Requested)

     10.03 Contract No. 27 in 02-96 between the Company and High Technologies, Ltd. dated February 25, 1996 (Confidential treatment has been Requested)

     10.04 Contract No. 26 in 02-96 between the Company and High Technologies, Ltd. dated February 25,1996 (Confidential treatment has been Requested)

     11      Computation of (Loss) Per Common Share

     13 Forward-Looking Statements and Important Factors Affecting Future Results (Pages ii-v of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 incorporated by reference into this Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996)

     27      Financial Data Schedule