Form 10QSB
period 1996-06-30
SI DIAMOND TECHNOLOGY INC
filed 1996-08-13
CIK 891417

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602


                          SI DIAMOND TECHNOLOGY, INC.
         (Exact name of Small Business Issuer as specified in charter)

                TEXAS                           76-0273345
              (State of                       (IRS Employer
            Incorporation)                Identification Number)

      12100-A  TECHNOLOGY BLVD.
         AUSTIN, TEXAS                            78727
(Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  (512) 331-6200


    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No [ ]

    As of August 12, 1996, the registrant had 12,131,098 shares of common stock, par value $.001 per share, issued and outstanding.

    Transitional Small Business Disclosure Format.

                               Yes  [ ]  No [X]

                          SI DIAMOND TECHNOLOGY, INC.
                                     INDEX


Part I  Financial Information                                                                       PAGE
                                                                                                    ----

      Item 1.  Financial Statements


            Consolidated Balance Sheets--June 30, 1996 and December 31, 1995..........                3

            Consolidated Statements of Operations--Three Months and Six Months Ended
              June 30, 1996 and 1995..................................................                4

            Consolidated Statements of Cash Flows--Six Months Ended
              June 30, 1996 and 1995..................................................                5

            Notes to Consolidated Financial Statements................................                6

      Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................                9

Part II  Other Information

      Item 1.  Legal Proceedings......................................................               13

      Item 5.  Other Information......................................................               13

      Item 6.  Exhibits and Reports on Form 8-K.......................................               13


Signatures............................................................................               14

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS                                        JUNE 30,     DECEMBER 31,
                                                                                    1996           1995
                                                                                -------------  -------------
Current assets:                                                                  (Unaudited)
 Cash and cash equivalents....................................................  $  2,207,863   $    293,593
 Restricted cash..............................................................       157,971        259,880
 Accounts receivable, trade...................................................     1,789,994        267,318
 Stock subscriptions receivable...............................................            --      9,583,750
 Notes receivable.............................................................        15,000        400,000
 Costs and estimated earnings in excess of billings on uncompleted contracts..       374,732        300,485
 Prepaid expenses and other assets............................................       235,382        147,466
                                                                                ------------   ------------
  Total current assets........................................................     4,780,942     11,252,492
                                                                                ------------   ------------
 Property, plant and equipment, net...........................................     3,334,362      4,147,849
 Intangible assets, net.......................................................       709,847        788,530
 Net assets of discontinued operations and assets held for sale...............       754,548        513,216
 Other assets, net............................................................       130,374         36,766
                                                                                ------------   ------------
  Total assets................................................................  $  9,710,073   $ 16,738,853
                                                                                ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.............................................................  $  3,834,954   $    794,154
 Notes payable................................................................       529,751        862,513
 Capital lease obligations....................................................            --        190,326
 Accrued liabilities..........................................................       774,742      2,215,357
 Billings in excess of costs and estimated earnings on uncompleted contracts..       438,479         49,891
                                                                                ------------   ------------
  Total current liabilities...................................................     5,577,926      4,112,241
                                                                                ------------   ------------
Notes payable, long-term......................................................        56,120         86,687
Capital lease obligations, long-term..........................................            --         77,422
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, $1.00 par value, 2,000,000 shares authorized;
  Series A convertible preferred, 100 shares issued and out-
   standing at June 30, 1996 and December 31, 1995 ($100,000
   aggregate liquidation preference)..........................................           100            100
  Series E convertible preferred, 843  shares issued and out-
   standing at June 30, 1996  ($8,430,000 aggregate liquidation preference)...           843             --
Common Stock, $.00l par value , 120,000,000 shares authorized,
 11,784,125 shares issued and outstanding at June 30, 1996;
 10,858,889 shares issued and outstanding at December 31, 1995................        11,784         10,859
Additional paid-in capital....................................................    45,304,291     34,681,872
Preferred stock subscribed, but unissued......................................            --      8,905,072
Accumulated deficit...........................................................   (41,131,134)   (30,991,571)
Unearned compensation.........................................................      (109,857)      (143,829)
                                                                                ------------   ------------
  Total stockholders' equity..................................................     4,076,027     12,462,503
                                                                                ------------   ------------
  Total liabilities and stockholders' equity..................................  $  9,710,073   $ 16,738,853
                                                                                ============   ============


   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                          -------------------------------------  -----------------------------------
                                                 1996               1995               1996               1995
                                          ------------------  -----------------  -----------------  ----------------

Revenues................................        $ 2,035,985        $   639,127       $  2,884,352       $   863,654
                                                -----------        -----------       ------------       -----------
Cost of sales...........................          1,208,024            480,623          2,260,138           622,271
Selling, general and administrative
 expenses...............................          2,314,074          1,464,306          4,534,652         2,138,272
Research and development................          2,509,845          1,013,277          4,637,270         2,138,056
Loss on impairment of assets............                 --                 --            850,000                --
                                                -----------        -----------       ------------       -----------
  Operating costs and expenses..........          6,031,943          2,958,206         12,282,060         4,898,599
                                                -----------        -----------       ------------       -----------
Other income, net.......................             26,446             19,028            257,645            83,401
                                                -----------        -----------       ------------       -----------
Loss from continuing operations.........         (3,969,512)        (2,300,051)        (9,140,063)       (3,951,544)
                                                -----------        -----------       ------------       -----------
Discontinued operations:
  Loss from discontinued operations.....                 --           (352,000)          (649,500)         (632,533)
  Provision for loss on disposition of
   discontinued operations..............                 --                 --           (350,000)               --
                                                -----------        -----------       ------------       -----------
  Total losses on discontinued
   operations...........................                 --           (352,000)          (999,500)         (632,533)
                                                -----------        -----------       ------------       -----------
Net loss................................         (3,969,512)        (2,652,051)       (10,139,563)       (4,584,077)

Less preferred stock dividend...........           (923,128)                --           (923,128)               --
                                                -----------        -----------       ------------       -----------
Net loss applicable to common
 shareholders...........................        $(4,892,640)       $(2,652,051)      $(11,062,691)      $(4,584,077)
                                                ===========        ===========       ============       ===========
Net loss per common share:
   Continuing operations................             $(0.44)            $(0.29)            $(0.91)           $(0.50)
   Discontinued operations..............                 --              (0.04)             (0.09)            (0.08)
                                                 ----------        -----------        -----------        ----------
   Net loss per common share............             $(0.44)            $(0.33)            $(1.00)           $(0.58)
                                                 ==========         ==========        ===========        ==========

 Average shares outstanding.............         11,169,930          8,108,389         11,014,827         7,908,439
                                                 ==========         ==========        ===========        ==========




   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          -------------------------
                                                                                               1996         1995
                                                                                          ----------     ----------


Cash flows from operating activities:

  Continuing operations:
   Net loss from continuing operations...............................................     $(9,140,063)   $(3,951,544)
   Adjustments to reconcile net loss to net
     cash required by operating activities:
   Stock compensation................................................................          33,972         19,586
   Depreciation and amortization expense.............................................         595,502        305,062
   Revaluation of stock warrants.....................................................         450,000             --
   Loss on settlement of note receivable.............................................         300,000             --
   Loss on impairment of net assets..................................................         850,000             --
   Changes in assets and liabilities:
     Accounts receivable, trade......................................................      (1,522,676)       443,309
     Costs and estimated earnings in excess of billings on uncompleted
      contracts......................................................................         (74,247)        27,500
     Prepaid expenses................................................................         (87,916)      (100,415)
     Accounts payable and accrued liabilities........................................       1,602,425        563,723
     Billings in excess of costs and estimated earnings on uncompleted
      contracts......................................................................         388,588       (160,340)
                                                                                          -----------    -----------
       Total adjustments.............................................................       2,535,648      1,098,425
                                                                                          -----------    -----------
     Net cash required by continuing operations......................................      (6,604,415)    (2,853,119)
                                                                                          -----------    -----------
  Discontinued operations:
     Net loss from discontinued operations...........................................        (999,500)      (632,533)
     Increase in net assets of discontinued operations...............................        (141,332)            --
                                                                                          -----------    -----------
     Net cash required by discontinued operations....................................      (1,140,832)      (632,533)
                                                                                          -----------    -----------
       Net cash required by operations...............................................      (7,745,247)    (3,485,652)
                                                                                          -----------    -----------
Cash flows from investing activities:
  Capital expenditures...............................................................        (595,597)    (3,383,536)
  Proceeds from disposition of equipment.............................................          27,265             --
  Net change in intangibles and other assets.........................................         (93,608)      (881,575)
                                                                                          -----------    -----------
     Net cash required by investing activities.......................................        (661,940)    (4,265,111)
                                                                                          -----------    -----------
Cash flows from financing activities:
  Restricted cash....................................................................              --       (613,134)
  Proceeds from notes payable........................................................              --      1,203,956
  Repayment of notes payable.........................................................        (529,167)            --
  Proceeds of stock issuance, net of costs...........................................      10,850,624      9,860,351
                                                                                          -----------    -----------
     Net cash provided by financing activities.......................................      10,321,457     10,451,173
                                                                                          -----------    -----------
Net increase in cash and cash equivalents............................................       1,914,270      2,700,410
Cash and cash equivalents, beginning of year.........................................         293,593      1,687,104
                                                                                          -----------    -----------
Cash and cash equivalents, end of the period.........................................     $ 2,207,863    $ 4,387,514
                                                                                          ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1995 has been derived from the audited financial statements at that date and reclassified to present comparative information related to discontinued operations.

2.  Supplemental Cash Flow Information

    Cash paid for interest for the six months was $13,290 and $3,173 for 1996 and 1995, respectively. The following non-cash transactions have been excluded from the statement of cash flows for the six months ended:


                                                                   1996       1995
                                                                   ----       ----
     Purchase of intangible assets through the issuance of
       common stock...........................................    $   -      $900,000
     Recognition of deferred offering costs as contra equity
       in additional paid-in capital..........................        -       150,000

3.  Capital Stock:

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

    Preferred Stock

    In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ( "Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. The registration statement covering the common shares into which the Series E Preferred are convertible was declared effective on April 18, 1996. During the quarter ended June 30, 1996, 347 shares of Series E Preferred were converted into 904,735 shares of the Company's common stock. The difference between the conversion price and the trading price of the common stock at the date of conversion has been treated as a preferred stock dividend to the Series E Preferred Shareholders.

4.  Discontinued Operations

    During May 1996, the Company adopted a corporate reorganization plan to cut costs and streamline operations. Pursuant to this plan, the Company is negotiating the sale of assets of its Houston-based coatings business and has completed closing down the operations of the SIDT-Coatings, Inc. business unit.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Discontinued Operations (continued)

    Net assets of discontinued operations are stated at estimated net realizable value and consist primarily of accounts receivable of approximately $28,000, property, plant and equipment of approximately $706,000, accounts payable and accrued liabilities of approximately $29,500, and a reserve to reflect expenses associated with disposal of approximately $50,000. The net of these amounts has been classified on the balance sheet as non-current assets.

5.  Diamond Tech One

    Earlier this year, the Company announced it was considering the sale of the Company's Diamond Tech One, Inc. ("DTO") subsidiary as part of a company wide reorganization focusing on commercialization of the Company's field emission products. After further consideration, the Company has determined that DTO has the potential to be a leading force in the high density electronics assembly industry. In addition, DTO will play an important roll in meeting the Company's needs for advanced electronics, bringing unique technology to the continuing development of it's field emission display and lamp products. During the six months ended June 30, 1996, the Company recorded an $850,000 reserve for impairment of assets of this division to write down the carrying value of the assets to the estimated net realizable value.

6.  Customer Claim at Plasmatron Coatings and Systems, Inc.

    On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire
    Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993. The Plaintiff claims that the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time. The Company believes it has a meritorious defense to the Plaintiff's claim and is seeking dismissal of this claim. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flows.

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

8.  Net Assets Available for Sale

    During the quarter ended June 30, 1996, the Company negotiated to receive payment on a note receivable from Plasmaco, Inc. The settlement included receipt by the Company of an estimated $100,000 worth of equipment in lieu of a $400,000 note receivable. In addition, the Company incurred approximately $49,500 worth of expenses associated with relocation of the assets. This transaction resulted in a charge of approximately $349,500 to selling, general and administrative expense during the second quarter. The Company intends to solicit offers to buy this equipment. The estimated net realizable value is $100,000 and is being carried on the balance sheet as assets held for sale.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Recently Issued Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121"). As of January 1, 1996, the Company adopted SFAS 121. In connection with this pronouncement, the Company recorded an $850,000 impairment to assets for the six month period ended June 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Six months ended June 30, 1996 and 1995

                                   OVERVIEW

     During the six months ended June 30, 1996, the Company's primary revenues from continuing operations were earned through the manufacture of coatings systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron"), from the assembly of high density electronics at Diamond Tech One, and from performing research under government contracts. In May 1996, the Company adopted a corporate reorganization plan to reduce expenditures and streamline operations. See "Recent Developments." The Company continued to incur substantial expenses in support of the development of a diamond-based flat panel display and a diamond-based field emission lamp. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company expects to incur substantial research and development expenses throughout 1996 in developing the Company's proprietary Diamond Based Field Emission Display ("DFED") and Diamond Based Field Emission Lamp ("DFEL")./1/

                              RECENT DEVELOPMENTS

     During May 1996, the Company adopted a corporate reorganization plan to reduce expenditures and streamline operations. Pursuant to this plan, the Company has ceased operations of its subsidiary, SIDT Coatings, Inc.("Coatings") which provided industrial hard coatings services. The Company is in the process of negotiating to sell the assets of the subsidiary.

     During the quarter ended June 30, 1996, the Company completed a Company-wide reduction in work force as part of the reorganization plan, to reduce operating costs. The reduction of approximately 45% of its employees, which occurred primarily in June, was 5% less than originally anticipated. As a result of this reorganization, the Company has recorded total losses on discontinued operations of $999,500 and an $850,000 loss on impairment of net assets, for the six months ended June 30, 1996.

                             RESULTS OF OPERATIONS

     The Company's revenues for the second quarter ended June 30, 1996 totaled $2,035,985 compared to $639,127 for the second quarter of 1995. The Company earned $2,884,352 in revenues during the six month period ended June 30, 1996, (the "1996 Period") as compared with $863,654 during the six month period ended June 30, 1995 (the "1995 Period"). Commercial sales were $1,406,230 for the 1996 Period compared to $491,999 for the 1995 Period. The majority of the Company's commercial revenues are from production under vacuum equipment contracts through its subsidiary, Plasmatron, and from the assembly of high density electronics through its subsidiary, Diamond Tech One. Plasmatron's commercial backlog as of June 30, 1996 was approximately $719,000 as compared with approximately $700,000 at June 30, 1995. Diamond Tech One's commercial backlog as of June 30, 1996 was approximately $743,000 as compared with approximately $196,000 at June 30, 1995. Contract research revenues for the 1996 Period were $1,478,122 compared to $371,655 for the 1995 Period. At June 30, 1996, the Company had a research backlog of approximately $1,650,000 in anticipated future revenues from its existing contracts, as compared with a backlog of approximately $3,600,000 at June 30, 1995. The increased contract revenue for the 1996 Period resulted primarily from the Company's increased DFED and DFEL development related to the $2,174,000 National Institute of Science and Technology ("NIST") contract which commenced during the third quarter of 1995. The NIST contract is intended to provide matching grants to facilitate further research and development on the Company's DFED and DFEL. Many of the personnel previously performing Company sponsored research on the DFED and DFEL are now performing the contract research for the NIST contract which is also related to displays.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     For the 1996 Period, the Company's cost of sales were $2,260,138, or a 22% gross margin, as compared with $622,271, or a 28% gross margin, for the 1995 Period. The decreased margin resulted primarily from a larger concentration of revenues and related expenditures under the NIST contract, which has no margin, in the 1996 Period. The Company's selling, general and administrative expenses were $4,534,652 for the 1996 Period, compared with $2,138,272 for the 1995 Period. The expense increase resulted primarily from a higher level of fund raising activity during the 1996 period, as well as $450,000 in contract settlements and a $349,500 loss on settlement of a note receivable, and associated expenses, during this time. Company sponsored research and development expenses for the 1996 Period were $4,637,270 as compared to $2,138,056 for the 1995 Period. These continued costs are a result of the Company's efforts to develop a diamond-based flat panel display and a diamond based field emission lamp. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of a diamond based flat panel display, and the related diamond based field emission lamp./1/

     During May 1996, the Company adopted a corporate reorganization plan to cut costs and streamline operations. Pursuant to this plan, it has ceased operations of its subsidiary, SIDT Coatings, Inc. ("Coatings"). The Company is in the process of negotiating offers to sell the assets of the subsidiary. Net assets of discontinued operations are stated at estimated realizable value of $654,548. In addition, during the second quarter of 1996, the Company received an estimated $100,000 worth of equipment in lieu of a $400,000 note receivable. The Company intends to solicit offers to buy this equipment. This equipment is classified as assets held for sale and presented in non-current assets on the balance sheet.

     Earlier this year, the Company announced it was considering the sale of the Company's Diamond Tech One, Inc. ("DTO") subsidiary as part of a company wide reorganization focusing on commercialization of the Company's field emission products. After further consideration, the Company has determined that DTO has the potential to be a leading force in the high density electronics assembly industry. In addition, DTO will play an important roll in meeting the Company's needs for advanced electronics, bringing unique technology to the continuing development of it's field emission display and lamp products. The Company did record an $850,000 reserve for impairment of assets of this division in the first quarter of 1996 to write down the carrying value of the assets to the estimated net realizable value.

                              FINANCIAL CONDITION

     At June 30, 1996, the Company had cash and cash equivalents in the amount of $2,207,863 as compared with cash and cash equivalents of $293,593 at December 31, 1995. This increase in cash is a result of the Company's successful Regulation D stock offerings in December 1995, for which the Company received cash in January 1996, less expenditures incurred. Based on the developmental stages of the Company's DFED and DFEL technologies, additional equity, sale of product distribution or technology rights or other financing will be necessary in the future./1/ There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms./1/

     In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. At December 31, 1995, the Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January 1996. The registration statement concerning these shares became effective April 18, 1996.

     Also in December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. The registration statement covering common shares into which the Series E Preferred are convertible was declared effective on April 18, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subject to adjustment in certain circumstances, each share of Series E Preferred is convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series E Preferred (the "Issue Price") plus an amount equal to 8% of the Issue Price per annum from the date the escrow agent first had in its possession the funds representing payment of the Series E Preferred to the conversion date by (ii) the conversion price, which is the lesser of $6.575 or 85% of the average closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date. Any shares of Series E Preferred outstanding on January 15, 1999 shall be automatically converted into the Company's common stock on such date. During the quarter ended June 30, 1996, 347 shares of preferred were converted into 904,735 shares of common. The difference between the conversion price and the trading price of the common stock at the date of conversion has been treated as a preferred stock dividend to the Series E Preferred Shareholders.

     Cash required by operating activities was $7,745,247 for the 1996 Period compared to $3,485,652 for the 1995 Period. The increase in the requirement of cash flows was primarily the result of a higher level of company sponsored research and development and selling, general and administrative expenses during the 1996 Period. Cash required by investing activities during the 1996 period was $661,940 as compared with $4,265,111 for 1995 Period. The significantly higher activity for the 1995 period resulted from the purchase of DFED licensing rights from MCC during that period.

     The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of common stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised./1/ In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities or certain technology rights. /1/ The Company may seek to increase its liquidity through bank borrowings or other financing. /1/ There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. /1/ The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financing in the future. /1/

     The Company expects to incur substantial expenses for research and development ("R&D"), product testing, product marketing and administrative overhead. /1/ Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years. /1/ Therefore, it is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current funding. /1/ The combined effect of the foregoing may prevent the Company from achieving profitability for an extended period of time. /1/ The Company is currently pursuing several alternatives, including discussions with potential joint venture partners, that would allow it to achieve profitability in 1997. /1/ Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations. /1/ If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company may be required to curtail its expansion and seek additional financing from other sources. /1/

     The Company anticipates that its existing resources, including its line of credit, will enable it to maintain its planned operations for approximately five months after the date of this filing. /1/ This belief is based on current development plans, the successful implementation of the Company's May 1996 restructuring plan, the current regulatory environment, historical experience in the development of electronic products and general economic conditions./1/ No assurance can be given that other factors will not arise that would cause available resources to be consumed before such time. /1/ It is the Company's intention to raise additional funds prior to the end of the five month period, either through previously mentioned joint venture alternatives or through additional equity funding. If adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products./1/ Such results would materially and adversely affect the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OUTLOOK

     It is anticipated that losses will continue throughout 1996, and into 1997, as the Company continues to fund the development of its DFED flat panel display and DFEL lamp products. /1/ Increased commercial revenues are anticipated in the Company's Plasmatron and DTO subsidiaries; however, they will not be sufficient to fund the planned research and development efforts. Sales from the DFEL product are not anticipated before 1997. /1/ The Company is currently pursuing alternatives, including discussions with potential joint venture partners, that would allow it to achieve profitability in 1997. /1/ There is no assurance that any of these alternatives will actually result in profitability by the time indicated. /1/ Full commercial development of the Company's DFED and DFEL technologies may require additional funds that may not be available at terms acceptable to the Company. /1/ Should the Company be unable to obtain acceptable additional debt or equity financing, if needed, management intends to reduce the level of internally funded research and development. /1/



/1/ ENDNOTE

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

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time. The Company believes it has a meritorious defense to the Plaintiff's claim and is seeking dismissal of this claim. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cash flow.

ITEM 5.   OTHER INFORMATION

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Additionally forward-looking statements may be contained in the Company's other Securities and Exchange Act filings, press releases, oral statements made by the officers of the Company, and other sources. Actual results could differ materially from such forward looking statements. Therefore no assurance can be given that the results estimated or anticipated in a forward-looking statement will be achieved. THE COMPANY HAS ATTEMPTED TO IDENTIFY THE FORWARD-LOOKING STATEMENTS IN THE TEXT OF THIS REPORT BY ENDNOTE 1 ON PAGE 12.

Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference, with the following additions and revisions, from pages ii-v of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

The Company anticipates its existing resources, including lines of credit, will enable it to maintain its current and planned operations for approximately five months after the date of this filing./1/ This belief is based on current development plans, the successful implementation of the Company's May 1996 restructuring plan, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. It is the Company's intention to raise additional funds either through previously mentioned joint venture possibilities or additional equity financing. No assurance can be made that this effort will be successful or that other factors may not arise that will affect the Company's solvency.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: See Index to Exhibits on page 14 for a descriptive response to this item.

  (b)  Reports on Form 8-K:

       (1)   Current Report of Form 8-K dated May 20, 1996 (Item 5 - Other
             Events).

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SI DIAMOND TECHNOLOGY, INC.
                                      (Registrant)



Date:  August 13, 1996                /s/ Dr. Zvi Yaniv
                                      -----------------
                                      Dr. Zvi Yaniv
                                      President and Chief Operating Officer
                                      (Principal Executive Officer)



Date:  August 13, 1996                /s/ Douglas P. Baker
                                      --------------------
                                      Douglas P. Baker
                                      Chief Financial Officer
                                      (Duly Authorized Officer)

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:


   Exhibit                                    Description of Exhibit                                               Page
   -------                                    ----------------------                                               ----

    10.1        Consulting Agreement between the Company and C. Robert Kline, Jr. dated as of
                March 31, 1996

    10.2        Amended and Restated 1992 Stock Option Plan of the Company

    10.3        The Company's Amended and Restated 1992 Outside Directors' Stock Option Plan


    11          Computation of (Loss) Per Common Share

    13          Forward-Looking Statements and Important Factors Affecting Future Results (Pages
                ii-v of the Company's Annual Report on Form 10-KSB for the fiscal year ended
                December 31, 1995, incorporated by reference into this Quarterly Report on Form 10-
                QSB for the fiscal quarter ended June 30, 1996)

    27          Financial Data Schedule
