Form 10KSB/A
period 1995-12-31
SI DIAMOND TECHNOLOGY INC
filed 1996-11-07
CIK 891417

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB/A

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995; or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

                          SI DIAMOND TECHNOLOGY, INC.

       (Exact name of small business issuer as specified in its charter)

                   TEXAS                              76-0273345
          (State of Incorporation)         (IRS Employer Identification Number)

                12100 Technology Boulevard, Austin, Texas 78727
          (Address of principal executive office, including Zip Code)
      Registrant's telephone number, including area code: (512) 331-6200
     Securities registered pursuant to Section 12(b) of the Exchange Act:

            TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED

      Common Stock, $0.001 par value            The NASDAQ Stock Market
                                                Boston Stock Exchange
                                                Pacific Stock Exchange

   Securities registered pursuant to Section 12(g) of the Exchange Act: None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                      ---      ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year.  $3,042,942.

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ/Small Cap Market on March 8, 1996, was approximately $55,533.359. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        As of March 8, 1996, the registrant had 10,858,889 shares of Common Stock issued and outstanding.

        Portions of the definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated by reference into Items 9, 10, 11 and 12 of Part III of this Report.

        Transitional Small Business Disclosure Format (check one).

                                 Yes        No  X
                                      ---      ---

THE COMPANY IS FILING THIS AMENDMENT ON FORM 10-KSB/A TO INCORPORATE THE REVISED REPORT OF INDEPENDENT ACCOUNTANTS DATED MARCH 4, 1996, EXCEPT AS TO THE FOURTH PARAGRAPH FOR WHICH THE DATE IS NOVEMBER 6, 1996, WHICH REFERS TO UNCERTAINTY REGARDING THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN.

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth in the "Index to Consolidated Financial Statements."

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        OF SI DIAMOND TECHNOLOGY, INC.


AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants                                                            17

Consolidated Balance Sheets - December 31, 1995 and 1994                                     18

Consolidated Statements of Operations - Years Ended December 31, 1995 and 1994               19

Consolidated Statements of Stockholders' Equity - Years Ended
        December 31, 1995 and 1994                                                           20

Consolidated Statements of Cash Flows - Years Ended December 31, 1995 and 1994               22

Notes to Consolidated Financial Statements                                                   23


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of SI Diamond Technology, Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of SI Diamond Technology, Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has relied on capital raised through offerings of common and preferred stock to fund its operations and has experienced operating losses. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future. As of November 6, 1996, the Company has not yet achieved profitability, has a working capital deficit and must obtain additional capital to fund its ongoing operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                COOPERS & LYBRAND L.L.P.


Houston, Texas
March 4, 1996, except as to the fourth paragraph for which the date is November 6, 1996

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                                  December 31,
                                                                                          ----------------------------
                                    ASSETS                                                    1995            1994
                                                                                          ------------     -----------

Current assets:
  Cash and cash equivalents                                                               $   293,593      $ 1,687,104
  Restricted cash                                                                             259,880               --
  Accounts receivable, trade                                                                  283,614          914,975
  Stock subscriptions receivable                                                            9,583,750               --
  Notes receivable                                                                            400,000               --
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                                  300,485          201,333
  Prepaid expenses and other assets                                                           147,466           22,750
                                                                                          -----------      -----------
        Total current assets                                                               11,268,788        2,826,162
Property, plant and equipment, net                                                          4,803,621        1,158,133
Intangible assets, net                                                                        788,530          601,846
Other assets, net                                                                              36,766          184,337
                                                                                          -----------      -----------
        Total assets                                                                      $16,897,705      $ 4,770,478
                                                                                          ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $   863,048      $   940,579
  Notes payable                                                                               862,513               --
  Capital lease obligations                                                                   190,326               --
  Accrued liabilities                                                                       2,305,315          246,367
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                                   49,891          305,695
                                                                                          -----------      -----------
        Total current liabilities                                                           4,271,093        1,492,641
Notes payable, long-term                                                                       86,687               --
Capital lease obligations, long-term                                                           77,422               --
Commitments and contingencies (Notes 4, 5, 8. 9. 11 and 12)
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000,000 shares authorized;
    Series A Convertible Preferred, 100 shares issued and out-
    standing at December 31, 1995 and December 31, 1994
    ($100,000 aggregate liquidation preference)                                                   100              100
  Common Stock, 120,000,000 shares authorized, $.001 par value,
    10,858,889 shares issued and outstanding at December 31, 1995;
    7,368,295 shares issued and outstanding at December 31, 1994                               10,859            7,368
  Additional paid-in capital                                                               34,681,872       19,914,440
  Preferred stock subscribed but unissued at December 31, 1995                              8,905,072               --
  Accumulated deficit                                                                     (30,991,571)     (16,601,715)
  Unearned compensation                                                                      (143,829)         (42,356)
                                                                                          -----------      -----------
        Total stockholders' equity                                                         12,462,503        3,277,837
                                                                                          -----------      -----------
        Total liabilities and stockholders' equity                                        $16,897,705      $ 4,770,478
                                                                                          ===========      ===========




   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Year ended
                                                           December 31,
                                                    -------------------------
                                                       1995          1994
                                                    -----------   -----------


Revenues                                            $  3,042,942  $ 1,989,972

Cost of sales                                          3,413,623    2,156,596
Selling, general and administrative expenses           5,161,415    2,910,650
Stock compensation                                       166,895     (183,064)
Research and development                               8,726,355    4,410,976
                                                    ------------  -----------
        Operating costs and expenses                  17,468,288    9,295,158
                                                    ------------  -----------
        Loss from operations                         (14,425,346)  (7,305,186)

Other income (expense), net                               35,490       49,766
                                                    ------------  -----------
                Net loss                            $(14,389,856) $(7,255,420)
                                                    ============  ===========

                Net loss per share                        $(1.52)      $(1.07)
                                                    ============  ===========
Average shares outstanding                             9,479,610    6,782,354
                                                    ============  ===========





   The accompanying notes are an integral part of the financial statements.


                                           SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                         Preferred        Preferred
                                           Stock            Stock        Common Stock      Common Stock         Additional
                                          Shares           Amount           Shares            Amount         Paid-In Capital
                                         ---------        ---------      ------------      ------------      ---------------
Balance, January 1, 1994                    100           $  100           6,189,113       $   6,189         $  17,336,467
                                         ---------        ---------      ------------      ------------      ---------------

Conversion of Convertible
  Subordinated Debentures                    --               --              31,500              31                52,469

Stock warrants exercised                     --               --             114,000             114               168,084

Stock options exercised                      --               --              25,500              26                25,054

Foreign issuance of
  common stock for cash                      --               --           1,000,000           1,000             2,908,000

Issuance of common stock
  for services in lieu
  of cash                                    --               --               8,182               8                18,177

Recognition of
  compensation related to
  issuance of common
  stock and the forfeiture
  of shares by former
  officer                                    --               --                 --               --              (593,811)

Net Loss                                     --               --                 --               --                    --
                                         ---------        ---------      ------------      ------------      ---------------

Balance, December 31, 1994                  100           $  100          7,368,295        $   7,368         $  19,914,440
                                         =========        =========      ============      ============      ===============


                                         Preferred
                                           Stock
                                      Subscribed But    Accumulated         Unearned
                                         Unissued         Deficit         Compensation         Total
                                         ---------      -----------       ------------      ------------
Balance, January 1, 1994                 $   --         $(9,346,295)      $  (453,103)      $7,543,358
                                         ---------      -----------       ------------      ------------

Conversion of Convertible
  Subordinated Debentures                                        --                --           52,500

Stock warrants exercised                                         --                --          168,198

Stock options exercised                                          --                --           25,080

Foreign issuance of
  common stock for cash                                          --                --        2,909,000

Issuance of common stock
  for services in lieu
  of cash                                                        --                --           18,185

Recognition of
  compensation related to
  issuance of common
  stock and the forfeiture
  of shares by former
  officer                                                                     410,747         (183,064)

Net Loss                                                 (7,255,420)               --       (7,255,420)
                                         ---------      -----------       ------------      ------------

Balance, December 31, 1994               $   --        $(16,601,715)      $  (42,356)       $3,277,837
                                         =========     ============       ============      ============


                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                                Preferred    Preferred
                                  Stock        Stock     Common Stock   Common Stock       Additional
                                  Shares       Amount       Shares         Amount       Paid-In Capital
                                ---------    ---------   ------------   ------------    ---------------
Balance, January 1, 1995             100     $    100       7,368,295      $   7,368      $  19,914,440
                                ---------    ---------   ------------   ------------    ---------------

Stock warrants exercised            --           --            81,500             82            103,798

Stock options exercised             --           --            86,085             86            174,725

Issuance of common
  and Series C preferred
  stock for cash                  90,000       90,000         600,150            600          5,692,681

Conversion of Series C
  preferred stock into           (90,000)     (90,000)        900,000            900             89,100
  common stock

Issuance of common
  stock for cash                    --           --         1,585,786          1,586          7,372,952

Issuance of common stock
  to maintain exclusive
  rights to technology
  under MCC agreement               --           --           223,256            223            996,284

Issuance of common stock
  in partial payment
  of building purchase              --           --            13,817             14             69,524

Recognition of unearned
  compensation                      --           --             --             --               268,368

Subscriptions received on
Series E preferred stock            --           --             --             --                 --

Net Loss                            --           --             --             --                 --
                                ---------    ---------   ------------   ------------    ---------------
Balance, December 31, 1995           100     $    100      10,858,889      $  10,859      $  34,681,872
                                =========    =========   ============   ============    ===============

                                Preferred
                                  Stock
                                Subscribed       Accumulated        Unearned
                                but Unissued       Deficit        Compensation           Total
                                ------------     -----------      --------------      ------------
Balance, January 1, 1995         $  --           $(16,601,715)    $      (42,356)     $  3,277,837
                                ------------     ------------     --------------      ------------

Stock warrants exercised                               --                --                103,880

Stock options exercised                                --                --                174,811

Issuance of common
  and Series C preferred
  stock for cash                                       --                --              5,783,281

Conversion of Series C
  preferred stock into                                 --                --                  --
  common stock

Issuance of common
  stock for cash                                       --                --              7,374,538

Issuance of common stock
  to maintain exclusive
  rights to technology
  under MCC agreement                                  --                --                996,507

Issuance of common stock
  in partial payment
  of building purchase                                 --                --                 69,538

Recognition of unearned
  compensation                                         --               (101,473)          166,895

Subscriptions received on
Series E preferred stock           8,905,072           --                --              8,905,072

Net Loss                                          (14,389,856)           --            (14,389,856)
                                ------------     ------------     --------------      ------------
Balance, December 31, 1995       $ 8,905,072     $(30,991,571)    $     (143,829)     $ 12,462,503
                                ============     ============     ==============      ============

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended
                                                                                      December 31,
                                                                                      ------------
                                                                                  1995             1994
                                                                                  ----             ----

Cash flows from operating activities:
  Net Loss                                                                    $ (14,389,856)   $ ( 7,255,420)
Adjustments to reconcile net loss to net
    cash used by operating activities:
   Non-cash compensation of employees and consultants
    upon issuance and forfeiture of common stock                                    166,895         (183,064)
   Non-cash consulting and interest expense through
    issuance of common stock                                                             --           20,685
   Non-cash research and development                                                900,000               --
   Depreciation and amortization expense                                            955,911          395,065
   Services provided for payment of MCC note                                       (336,585)              --
   Contract payment through issuance of stock                                     1,000,000               --
   Changes in assets and liabilities:
     Accounts receivable, trade                                                     631,361         (435,393)
     Notes receivable                                                              (400,000)              --
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                        (99,152)          73,980
     Other assets                                                                   116,071               --
     Prepaid expenses                                                              (124,716)          31,962
     Accounts payable                                                               (77,531)         398,715
     Accrued expenses                                                             1,508,998          135,777
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                         (255,804)         274,291
                                                                              -------------    -------------

        Total adjustments                                                         3,985,448          712,018
                                                                              -------------    -------------
      Net cash used by operating activities                                     (10,404,408)      (6,543,402)
                                                                              -------------    -------------
Cash flows from investing activities:
  Capital expenditures                                                           (2,765,942)        (207,922)
  Expenditures for intangible and other assets                                     (288,451)        (142,144)
                                                                              -------------    -------------
      Net cash used by investing activities                                      (3,054,393)        (350,066)
                                                                              -------------    -------------

Cash flows from financing activities:
  Proceeds from notes payable                                                       391,605               --
  Repayment of notes payable                                                       (496,762)              --
  Proceeds from issuance of preferred and common stock                           12,791,102        3,250,000
  Financing costs related to stock issuance                                        (360,775)        (147,722)
  Restricted cash                                                                  (259,880)              --
                                                                              -------------    -------------
      Net cash provided by financing activities                                  12,065,290        3,102,278
                                                                              -------------    -------------

Net decrease in cash and cash equivalents                                        (1,393,511)      (3,791,190)

Cash and cash equivalents, beginning of year                                      1,687,104        5,478,294
                                                                              -------------    -------------

Cash and cash equivalents, end of year                                        $     293,593    $   1,687,104
                                                                              =============    =============


   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Operations:
    ----------------------------

SI Diamond Technology, Inc. and Subsidiaries (the "Company" and "SIDT") are engaged in the production of industrial coatings and coating equipment. Additionally, the Company performs contract research and development of advanced scientific applications for governmental customers and is in the early commercialization of several products to utilize its proprietary man-made diamond technologies. The Company is performing significant research and development related to its Diamond-based Field Emission Display ("DFED").

As indicated in the accompanying statements of operations, the Company experienced operating losses in 1995 and 1994. During 1993 through January 1996, the Company completed its initial public offering and a series of offerings, raising proceeds of approximately $39.1 million, net of issuance costs (See Note 7). Management believes that the capital raised will be adequate to fund the Company's operations and current developmental funding plans for 12-18 months and enable the commercialization of several of its technologies. There is no assurance that such commercialization will result in income from operations. Furthermore, full commercial development of the Company's DFED technology may require additional funds that may not be available at terms acceptable to the Company.

A substantial portion of the Company's research and development is funded through U.S. Government agency sponsorship. Should this sponsorship be delayed or terminated, the Company has the ability to suspend research and development projects until it can obtain the necessary financing. Any such delay or termination would have a material impact on the amount of funded research and development performed by the Company.

The principal source of the Company's liquidity has been from the funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised. In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities. The Company may seek to increase its liquidity through bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

2.  Summary of Significant Accounting Policies:
    -------------------------------------------

Principles of consolidation

The accompanying consolidated financial statements include the accounts of SI Diamond Technology, Inc. and its wholly-owned subsidiaries, SDI Acquisition Corp., Plasmatron Coatings and Systems, Inc. ("Plasmatron"), SIDT Coatings, Inc. ("Coatings"), Diamond Tech One, Inc. ("DTO") and Northlight Displays, Inc. ("Northlight"), after the elimination of all significant intercompany accounts and transactions.

Contract revenues and technology rights

A significant portion of the Company's revenues consists of earnings under agreements to perform research and development for others, primarily U.S. federal government agencies. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes. The Company retains all other rights to use, further develop and commercialize the technology.

Revenues under long-term research and development agreements are recorded under the percentage of completion method, wherein costs and estimated gross margin are recorded as the work is performed. Costs include direct engineering and manufacturing costs, applicable overheads and special tooling and test equipment. Estimated gross

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES margin provides for the recovery of allocable research, development (including bid and proposal), marketing and administration costs and for accrued income. Accrued income is based on the percentage of estimated total income that incurred direct labor costs to date bear to estimated total direct labor costs after giving effect to the most recent estimates of cost and funding at completion. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting in the current period earnings applicable to performance in prior periods. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. In accordance with these practices, contracts in process are stated at cost plus estimated profit but not in excess of realizable value.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts receivable

The Company sells products and services and grants credit primarily to large corporations, governmental agencies and other institutions involved in scientific research. These customers are geographically dispersed throughout the United States. The Company generally does not require collateral. Furthermore, it is the Company's policy to record reserves for potential credit losses. Since inception, the Company has experienced minimal losses.

Property, plant and equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Intangible assets

The Company has applied to obtain certain United States patents, which are currently pending. Patent costs, which consist primarily of legal fees, have been capitalized and will be amortized using the straight-line method over the useful lives of the patents (5 years), if approved. If such patents are rejected, the costs will expensed at the date of rejection.

Costs in excess of fair value of assets acquired, stated at cost, are being amortized using the straight-line method over 7.5 years.

Organization costs, stated at cost, representing the costs of establishing DTO, are amortized using the straight-line method over five years.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

Income Taxes

The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Research and development expenses

Costs of research and development for Company-sponsored projects are expensed as incurred.

Loss per share

Loss per share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period. During the noted periods, all common stock equivalents were anti-dilutive.

Reclassifications

Certain reclassifications were made to previously reported amounts in the consolidated financial statements and notes to make them consistent with the current presentation format.

Managements Estimate

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Recently Issued Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company plans to adopt the requirements of SFAS 121 during fiscal year 1996 and does not expect that the impact of adopting this standard will be material.

In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, encourages but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has not yet decided if it will adopt this new fair value based method of accounting for its stock-based incentive plans.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

3. Details of Certain Balance Sheet Accounts:
   ------------------------------------------

Additional information regarding certain balance sheet accounts at December 31, 1995 and 1994 is as follows:


                                                                   December 31,
                                                        -----------------------------------
                                                              1995                   1994
                                                              ----                   ----

Costs and estimated earnings in excess of
  billings on uncompleted contracts:
  Costs incurred                                        $ 1,370,862             $ 1,720,036
  Estimated earnings                                        563,682                 681,354
  Related billings                                       (1,683,950)             (2,505,752)
                                                        -----------             -----------
                                                        $   250,594             $  (104,362)
                                                        ===========             ===========
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of
   billings on  uncompleted contracts                   $   300,485             $   201,333
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                        (49,891)               (305,695)
                                                        -----------             -----------
                                                        $   250,594             $  (104,362)
                                                        ===========             ===========
Property, plant and equipment, at cost:
  Plant and equipment                                   $ 4,691,756             $ 1,212,997
  Furniture and office equipment                            744,804                 160,574
  Building                                                  177,491                      --
  Land                                                      100,000                      --
  Leasehold improvements                                    345,621                 264,663
                                                        -----------             -----------
                                                          6,059,672               1,638,234
  Less accumulated depreciation                          (1,256,051)               (480,101)
                                                        -----------             -----------
                                                        $ 4,803,621             $ 1,158,133
                                                        ===========             ===========
Intangible assets:
  Costs in excess of fair value related
   to the purchase of subsidiary                        $   471,496             $   471,496
  Patents                                                   273,201                 268,201
  Organization costs                                        327,828                      --
  Computer software costs                                        --                  34,811
                                                        -----------             -----------
                                                          1,072,525                 774,508
  Less amortization                                        (283,995)               (172,662)
                                                        -----------             -----------
                                                        $   788,530             $   601,846
                                                        ===========             ===========
Accrued liabilities:
  Payroll and related accruals                          $   515,432             $   222,690
  Accounting and legal fees                                 413,700                      --
  Exclusively fee payable to MCC                            250,000                      --
  Accrued offering and related costs                        549,950                      --
  Other                                                     576,233                  23,677
                                                        -----------             -----------
                                                        $ 2,305,315             $   246,367
                                                        ===========             ===========

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

4.  Lease Obligations
    -----------------

The Company leases various facilities and equipment having terms expiring at various dates through 1999. Rental expense under short-term operating leases was $303,485 and $228,831 for the periods ended December 31, 1995 and 1994, respectively.

In April of 1995, the Company assumed a lease for certain equipment under a capital lease agreement having a 3 year term. At December 31, 1995, assets acquired under capital lease agreements of $733,688 and related accumulated amortization of $122,281 are included in plant and equipment. There were no assets under capital lease agreements at December 31, 1994.

Future minimum lease payments, excluding contingent rentals at December 31, 1995, were as follows:

                                              CAPITAL      OPERATING
                                              -------      ---------
        1996                                  $202,825     $  478,953
        1997                                    79,297        494,688
        1998                                        --        470,398
        1999                                        --         13,519
                                              --------     ----------
        Total future minimum lease payments   $282,122     $1,457,558
                                                           ==========

        Less amount representing interest       14,374
                                              --------
        Present value of future minimum
        lease payments                         267,748
        Less current portion                   190,326
                                              --------
        Long-term lease obligations           $ 77,422
                                              ========

5.  Notes Payable
    -------------

At December 31, 1995, notes payable consisted of the following:


        Note payable to a corporation,
        unsecured, interest at 12%, payable
        through performance of services, due
        in April 1997                                      $  588,415

        Note payable to bank, principal and
        interest at prime (8.75% at December
        31, 1995) plus 2% due February 1996,
        weighted average interest rate for
        fiscal year 1995 was approximately 10%,
        note is collateralized by certain
        equipment of the Company                              239,800

        Various notes payable to financial
        institutions, principal and interest
        at rates from 6.5% to 12%, due in
        dates from June 1996 to April 2000                    120,985
                                                           ----------
                                                              949,200
        Less current portion                                 (862,513)
                                                           ----------
          Note payable, long-term                          $   86,687
                                                           ==========

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6. Income Taxes:
   -------------

The components of deferred tax assets (liabilities) at December 31, 1995 and 1994, were as follows:

                                                           December 31,
                                                    --------------------------
                                                       1995            1994
                                                    ----------      ----------
Deferred tax assets:
  Net operating losses                              $ 4,556,000     $ 2,428,000
  Research and development credits                      313,000         200,000
  Accrued expenses not deductible until paid             45,000           3,000
                                                    -----------     -----------
  Total deferred tax assets                           4,914,000       2,631,000
                                                    -----------     -----------
Deferred tax liabilities:
  Depreciation and amortization                          66,000           6,000
  Other                                                    --             2,000
                                                    -----------     -----------
  Total deferred tax liabilities                         66,000           8,000
                                                    -----------     -----------
Net deferred tax assets before valuation allowance    4,848,000       2,623,000

Valuation allowance                                  (4,848,000)     (2,623,000)
                                                    -----------     -----------
Net deferred tax asset                              $      --       $     --
                                                    ===========     ===========

Following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the periods ended December 31, 1995 and 1994.

                                                           December 31,
                                                    --------------------------
                                                       1995            1994
                                                    ----------      ----------
Tax benefit at statutory rate of 15%                $ 2,158,000     $ 1,088,000
Net increase in valuation allowance                  (2,225,000)     (1,345,000)
Research and development credits                        113,000         200,000
Nondeductible expenses                                  (35,000)           --
Other                                                   (11,000)         57,000
                                                    -----------     -----------
                                                    $      --       $      --
                                                    ===========     ===========

As of December 31, 1995, the Company had net operating loss carryforwards of approximately $30 million expiring through 2010 available to offset future taxable income. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $313,000 expiring through 2010. The Company completed its IPO in 1993 and elected certain ownership changes. These events effected an ownership change, which, under the Internal Revenue Code Section 382, will limit the Company's ability to utilize its net operating loss carryforwards and research and development credits generated before the change in ownership. The Company has used the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and related valuation allowances because it had not had any taxable earnings through December 31, 1995.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7. Capital Stock:
   --------------

Preferred Stock
---------------

The Company currently has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock.

Series A

The Company has issued and outstanding, 100 shares of its Series A Convertible Preferred Stock ("Series A Preferred"). The Series A Preferred is noncumulative. It has a liquidation preference of $1,000 per share, is convertible into 1,002.75 shares of common stock per share and is entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis. The Series A Preferred shall also share equally and simultaneously in any distribution to common shareholders after liquidation preference has been paid.

Series C

There are currently no outstanding shares of the Series C Preferred Stock; however, 75,000 shares are authorized for issuance pursuant to outstanding Series C Warrants. Each share of Series C Preferred Stock is currently convertible into ten (10) shares of Common Stock, subject to adjustment in certain circumstances. Except as otherwise required by law, the holders of the Series C Preferred Stock are entitled to vote on all matters with the holders of the Common Stock and are entitled to one vote for every share of Common Stock into which the holders' Series C Preferred Stock is convertible. In order to maintain the voting power of the shares of Series C Preferred Stock, the holders thereof are entitled to purchase additional shares of the Company's voting securities upon the Company's issuance of additional shares of voting securities in certain circumstances. The holders of Series C Preferred Stock have no preferential dividend rights and are entitled to share in any dividends declared on the Common Stock based on the number of shares of Common Stock into which the shares of Series C Preferred Stock are convertible. Holders of Series C Preferred Stock have no preference with respect to any distributions in the event of voluntary or involuntary liquidation, dissolution or winding up on the Company but are entitled to share equally with the holders of the Common Stock based on the number of shares of Common Stock into which the shares of Series C Preferred Stock are convertible. The Company has no redemption rights or obligations with respect to the Series C Preferred Stock. Without the mutual consent of the Board of Directors of the Company and holders of not less than a majority of all outstanding shares of Series C Preferred Stock, none of the rights of the holders of Series C Preferred Stock may be altered.

Series E

In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. Additionally, the Company issued warrants to purchase 60,000 shares of common stock as described in Note 9. The Series E Preferred is noncumulative. It has a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and is entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis. Each share of Series E Preferred Stock is convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series E Preferred Stock (the "Issue Price") plus an amount equal to 8% of the issue price per annum from the date the escrow agent first had in its possession the funds representing payment of the Series E Preferred Stock to the conversion date by (ii) the conversion price, which is the lesser of $6.575 or 85% of the average closing bid price for the Company's Common Stock for the

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES five trading days immediately preceding the conversion date. The Series E Preferred shall also share equally and simultaneously in any distribution to common shareholders after the liquidation preference has been paid. Pursuant to the terms of the offering of the Series E Preferred, the Company shall use its best efforts to have a registration statement declared effective no later than April 18, 1996 covering all shares of common stock issuable or issued upon conversion of the Series E Preferred Stock to such shareholders. If this registration statement is not declared effective by April 18, 1996, the Company shall pay the shareholders of the Series E Preferred an amount equal to two percent (2%) per month of the aggregate amount of Series E Preferred stock sold to each shareholder, compounded monthly and accruing daily, payable in common stock.

Common Stock
------------

In February 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $5,000,000. Related to this offering, the Company issued 600,150 shares of common stock and 90,000 shares of Series C Preferred Stock which were converted into 900,000 shares of common stock. Additionally, the Company issued warrants to purchase an additional 75,000 shares of Series C Preferred Stock, which is further convertible into 750,000 shares of the Company's Common Stock. The Company paid approximately $117,000 in expenses on these offerings. The common stock issued in these transactions has certain restrictions and holding period requirements in accordance with Regulation D and pursuant to other rules promulgated under the Securities Act of 1933. See DiaGasCrown Venture - Note 11.

In June 1995, the Company closed an exempt offering of the Company's common stock aggregating approximately $5,800,000 (the "June 1995 Offering"). Under the terms of the equity sale agreement, the Company issued approximately 1,100,000 shares of its Common Stock to a venture group and other individual investors. The Company paid approximately $753,000 in expenses on this offering. The Common Stock issued in this transaction has certain restrictions and holding period requirements in accordance with Regulation D and pursuant to other rules promulgated under the Securities Act of 1933. The holders of these shares have demand registration rights which have been exercised and should result in the shares becoming freely tradeable during the second quarter of 1996. Additionally, since the registration statement subject to such demand registration was not declared effective within 120 days of such demand, each of the holders under this offering was granted warrants to purchase additional shares of the Company's Common Stock. See Note 9.

In August 1995, the Company closed a Regulation D exempt offering of the Company's common stock aggregating approximately $990,000 (the "August 1995 Offering"). Under the terms of the placement agreement for the August 1995 Offering, the Company issued 200,000 shares of its common stock. The common stock issued in this transaction has certain restrictions and holding period requirements in accordance with Regulation D and pursuant to other rules promulgated under the Securities Act of 1933. The holders of these shares have demand registration rights wich have been exercised and should result in the shares becoming freely tradeable during the second quarter of 1996.

In December 1995, the Company closed an exempt offering under Regulation D of the Securities act of 1933 (the "December 1995 Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. The Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January of 1996. The Company agreed that in the event it is not able to have a registration statement effective concerning the shares issued in the December 1995 Offering within ninety (90) days following the receipt of the written request of such shareholders, then those shareholders shall be issued warrants to purchase additional shares of the Company's common stock. See Note 9.

In September 1994, the Company closed a foreign offering under Regulation S of the Securities Act of 1933. The Company collected proceeds of approximately $3,591,000. Related to this offering, the Company issued 1,000,000 shares of its common stock and subsequently issued warrants to purchase 150,000 shares of common stock at $3.90

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES per share. The warrants expire in 1999. The Company paid approximately $489,000 in sales commissions and other expenses on these offerings.

8.  Stock Options
    -------------

In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The 1992 Employees Plan was amended in June 1994 by the shareholders of the Company to reserve up to 1,275,000 shares of common stock for issuance to certain officers and key employees. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options shall be limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's compensation committee believes has contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten (10) years from date of grant. At December 31, 1995, 405,000 shares were exercisable under the plan, and an additional 283,650 shares were available for grant. The following is a summary of stock option activity:

                                                 Number of          Exercise
                                                  Shares              Price
                                                ----------         ----------
Options outstanding at January 1, 1994            240,000          $0.56-7.88
                                                 --------

    Granted                                       544,500          $4.40-5.69
    Exercised                                     (25,500)         $0.56-2.00
    Canceled                                     (206,250)         $0.56-7.63
                                                 --------

Options outstanding at December 31, 1994          552,750          $0.56-7.88
                                                 --------

    Granted                                       451,500          $4.38-9.00
    Exercised                                     (86,085)         $0.56-7.75
    Canceled                                      (38,400)         $0.56-7.81
                                                 --------

Options outstanding at December 31, 1995          879,765          $0.56-9.00
                                                 ========

In March 1992, the Board of Directors adopted the 1992 Non Employee Director Stock Option Plan (the "1992 Directors Plan"), which reserved up to 50,000 shares of common stock for issuance to certain non employee directors. Under this plan, the Board may grant incentive stock options. The stock options granted under the 1992 Directors Plan are exercisable for up to ten years at an option price not less than the fair market value on the date the option is granted.

In December 1994, the Board of Directors approved an amendment to the 1992 Directors Plan that would increase the shares reserved from 50,000 to 500,000. Additionally, the Board awarded 90,000 options at the then market price to three directors of the Company.

Both actions were approved by the shareholders of the Company at a special shareholders meeting on April 3, 1995.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

In 1995, the Company awarded 153,000 non-qualified options to purchase its common stock under the 1992 Employees Stock Option Plan to 26 employees, including one officer of the Company. The options vest over a period of four years and are exercisable at a price of $4.94 per share. Compensation expense of $124,539 has been recognized related to the issuances through December 31, 1995. Unearned compensation of $143,829 was recorded at year-end and is shown as a separate component of stockholder's equity. The unearned compensation will be amortized over the remaining term of the vesting periods of the options.

9. Stock Warrants
   --------------

Common Stock Warrants

In connection with 1992 debt offerings, the Company issued warrants to purchase 195,500 shares of its common stock at $1.67 per share. These warrants were exercised in 1994 and 1995.

In the Company's initial public offering completed in February 1993 (the "IPO"), the Company issued a total of 100,000 warrants to purchase shares of the Company's common stock as part of the underwriter's compensation. These warrants are exercisable at $6.00 per share and may be exercised until February 17, 1998.

In August 1993, in connection with an exempt offering under Regulation D of the Securities Act of 1933, the Company issued one warrant for every two shares of common stock that was purchased in this transaction. A total of 62,400 warrants were issued in this transaction, which may be exercised at prices ranging from $5.65 to $6.78 per share until June 30, 1998.

In connection with the Company's offerings under Regulation S of the Securities Act of 1933 that were closed in August, September, October and November 1993 (the "1993 Reg. S Offerings"), the Company issued 219,149 warrants to purchase shares of the Company's common stock until 1997. In February 1996 these warrants were repriced and reissued at an exercise price of $3.90 per share. Contemporaneously with the repricing of the warrants, the Company granted the holder registration rights in consideration of the holder's agreement to sell no more than 1/12 of the underlying shares, upon exercise, in any month for the next year. The Company estimates that the warrants as repriced have a value of approximately $550,000. Prior to repricing, the Company estimates that the warrants had a value of approximately $100,000.

In September 1994, the Company closed a foreign offering under Regulation S of the Securities Act of 1933 (the "1994 Reg. S Offering"). In connection with this offering, the Company subsequently issued warrants to purchase 150,000 shares of its common stock at an exercise price of $3.90 per share. These warrants expire on February 21, 1999.

In connection with the termination of existing contractual obligations to an underwriter arising out of the IPO and the 1993 Reg. S Offerings, in February 1996, the Company issued warrants to purchase 60,000 shares of its common stock at an exercise price of $6.50 per share and paid $150,000 to settle an outstanding disputed claim and $350,000 to terminate future rights of the underwriter under such agreements, which have been reflected in additional paid-in capital as a cost of the Series E Preferred. These warrants expire on February 21, 1999.

The Company issued to a former adviser in February 1996 warrants to purchase 55,000 shares of the Company's common stock at an exercise price of $5.50 per share. These warrants expire on February 21, 1999.

In connection with the June 1995 Offering, the Company agreed that if the shares in the June 1995 Offering were not registered in a registration statement within 120 days of demand by such shareholders, each of the holders under the June 1995 Offering would be granted warrants to purchase additional shares of the Company's common stock equivalent to ten percent (10%) of the number of shares of common stock they acquired in this offering. The

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

Company did not have such registration effective before the 120-day deadline and therefore issued 109,790 warrants to purchase shares of the Company's common stock. These warrants may be exercised at a purchase of $5.736 per share and expire on June 1, 1997.

In December 1995 the Company closed an exempt offering of common stock under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company agreed that in the event the Company is not able to have a registration statement effective concerning the shares issued in the December 1995 Offering within ninety (90) days following the receipt of the written request of such shareholders, then those shareholders shall be issued warrants to purchase additional shares of the Company's common stock in an amount equal to ten percent (10%) of the number of shares purchased by the shareholder in the December 1995 Offering. The Company is in the process of registering such shares. Such warrants, if issued, will be exercisable for three (3) years from the date of issuance at a price of $6.30 per share of common stock.

Preferred Stock Warrants

In February 1995, the Company issued 75,000 warrants (the "Series C Warrants") to purchase shares of its Series C Preferred Stock. These Series C Warrants are exercisable at $50.00 per share until February 9, 1998. Each share of Series C Preferred Stock is further convertible into ten (10) shares of the Company's common stock.

Summary

The following is a summary of stock warrant activity (Preferred stock warrants are accounted for as common stock on an "as if converted" basis):

                                          Number of
                                           Shares      Exercise Price
                                          ---------    --------------
        Warrants outstanding at
        January 1, 1994                     577,049    $1.67 - $6.00
                                          ---------
          Granted                           150,000         $3.90
          Exercised                        (114,000)        $1.67
          Expired                                --            --
                                          ---------
        Warrants outstanding at
        December 31, 1994                   613,049    $1.67 - $6.00
                                          ---------
          Granted                           974,790    $5.00 - $6.50
          Exercised                         (81,500)        $1.67
          Expired                                --            --
                                          ---------
        Warrants outstanding at
        December 31, 1995                 1,506,339    $3.90 - $6.50
                                          =========

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.  Supplemental Cash Flow Information:
     -----------------------------------

Cash paid for interest was $37,023 and $5,920 for 1995 and 1994, respectively. The following non-cash transactions have been excluded from the statement of cash flows:

                                                  1995              1994
                                                  ----              ----
Non-cash investing activities:

  Purchase of fixed assets through the
  issuance of a note payable for services      $  925,000        $   --

  Stock issued in partial payment of building
  purchase                                         75,000            --

  Assets acquired under capital lease
  arrangement                                     733,689            --

Non-cash financing activities:

  Issuance of common stock in exchange for
  conversion of debentures                          --            52,500

  Recognition of the forfeiture of shares
  related to stock compensation increasing
  additional paid-in capital                        --           583,811

  Accrued offering and related costs              579,950           --

  Financing costs in connection with stock
  issuance deducted from proceeds                 677,411        341,000

  Accrued preferred stock subscriptions
  receivable                                    9,583,750           --


11.  Commitments and Contingencies
     -----------------------------

Original Agreement with MCC to cross-license and pool technologies
------------------------------------------------------------------

During 1994 and continuing during 1995, management elected to increase the Company's efforts to develop its proprietary DFED. Significant management effort and resources continue to be applied to the DFED which utilizes one of the Company's proprietary diamond technologies. In September 1993, the Company entered into an agreement with Microelectronics and Computer Technology Corporation ("MCC") to cross-license and pool technologies. The agreement gives the Company exclusive world-wide license to manufacture flat panel displays using the joint technology as well as rights to royalties on sales of the technology.

January 1995 Amendment

In January 1995, the MCC agreement was modified to make the Company solely responsible for licensing the technology and gave the Company the ability to maintain its exclusive rights to the technology. In exchange for this modification, the Company agreed to pay MCC $500,000 in cash and to deliver 223,256 shares of its common stock. The initial term of the exclusivity extends to 1996. Should MCC locate a qualified sublicensing candidate after that time, the Company can maintain its exclusive rights to the technology by paying an exclusivity fee to MCC

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES of $41,666 per month. Additionally, the Company will pay MCC a royalty equal to
 .9% of sales of DFED-related products to third parties.

April 1995 Agreements with MCC
------------------------------

In April 1995, the Company entered into further agreements with MCC to acquire substantially all of the leasehold improvements and equipment associated with MCC's electronics packaging and display fabrication facility in Austin, Texas. The facility was previously being used by MCC for consortium research and DFED fabrication and development under previous agreements between MCC and the Company. Under the agreement, DTO signed a three year lease on the 28,000 square foot fabrication and clean room facility for monthly rental of approximately $26,000. DTO leases 22,000 square feet in an adjacent building for a monthly rental of approximately $14,000. Additionally, the Company assumed lease commitments of approximately $750,000 over the next two years on certain equipment currently leased by MCC. Related to these assumed lease commitments, the Company placed $730,000 in cash on deposit with the lender to pay down the remaining lease commitments ($259,880 remains on deposit as of December 31, 1995). The Company paid cash of $925,000 in the transaction and committed to provide MCC $925,000 in services or common stock over the next two years. In addition, the Company is relieved of approximately $1,800,000 in rental commitments associated with its previous services and facilities arrangement with MCC.

In connection with the Company's acquisition of MCC's electronics packaging and display fabrication assets, the Company acquired non-exclusive licenses to 144 MCC patents and other technology related to the acquired assets. Under the licenses, the Company must pay MCC a royalty of up to 3%, subject to a maximum cumulative royalty of $2,000,000. Additionally, the Company is required to have paid a cumulative minimum royalty of $500,000 on or before December 31, 1997 and $1,000,000 on or before December 31, 2000.

DiaGasCrown Venture
-------------------

In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia through February 1997. This research can be in the form of travel and service performed by the Company's employees in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays. The Company realized net proceeds of approximately $4.8 million in this transaction. During the fourth quarter of 1995, the Company completed its financial evaluation of the licenses and other rights acquired, and established a $900,000 minimum value for the Russian technology acquired in the transaction. This valuation was based on an assessment of potential uses of the licenses and other rights as well as the stock price relative to its market value. The Company determined that the technology acquired was in-process research and development and charged the $900,000 to research and development expense for 1995.

Philips Venture
---------------

In July 1995, the Company and Philips Components B.V. ("Philips") announced the signing of a technology cooperation agreement under which Philips will provide $10 million of development support over the next two years to accelerate commercialization of the Company's DFED. Under the terms of the agreement, Philips and SIDT have committed at least $5,000,000 per year for two years to the joint effort. The commitment may include in-kind contributions or cash. At the point in development that mass manufacturing of DFEDs is anticipated, non-exclusive licenses may be granted to an anticipated production venture to enable the manufacture of DFEDs. The agreement

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES includes a broad based ongoing program of technical collaboration and any joint inventions resulting from the collaboration can be used by either company.

Government contracts
--------------------

Governmental contractors are subject to many levels of audit and investigation. Among United States agencies that oversee contract performance are: the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Commerce, the Department of Justice and Congressional Committees. The Company's management believes that an audit or investigation, if any, as a result of such oversight would not have any material adverse effect upon the Company's financial condition.

Legal Proceedings
-----------------

The Company is not a party to any current or pending legal proceeding. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce any patent issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of others. Adverse findings in any proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and adversely affect the Company's ability to sell its products.

12.  Customer Claim at Plasmatron Coatings and Systems, Inc.
     -------------------------------------------------------

Plasmatron Coatings and Systems, Inc. ("Plasmatron") has received a demand from a customer to recover approximately $7.9 million for an alleged breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993. The customer claims that the equipment does not perform as required under the contract. The Company believes that Plasmatron has meritorious defenses to the customer's claim. No lawsuit has been filed in this matter, and no discovery has been conducted. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position and results of operations.

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SI DIAMOND TECHNOLOGY, INC.


                                           By: /s/ DOUGLAS P. BAKER
                                               --------------------------------
                                               Douglas P. Baker
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)