Form 10QSB
period 1996-09-30
SI DIAMOND TECHNOLOGY INC
filed 1996-11-12
CIK 891417

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934
   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NO. 1-11602

                               ----------------

                          SI DIAMOND TECHNOLOGY, INC.
         (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN CHARTER)

                               ----------------

                 TEXAS                                 76-0273345
        (STATE OF INCORPORATION)          (IRS EMPLOYER IDENTIFICATION NUMBER)


        12100-A TECHNOLOGY BLVD.
             AUSTIN, TEXAS                                78727
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER,
  INCLULDING AREA CODE: (512) 331-6200

  Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]   No [ ]

  As of November 6, 1996, the registrant had 13,125,083 shares of Common Stock, par value $.001 per share, issued and outstanding.

  Transitional Small Business Disclosure Format.
                                Yes [ ]   No [X]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SI DIAMOND TECHNOLOGY, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
Part I Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets--September 30, 1996 and December 31, 1995.   3
    Consolidated Statements of Operations--Three Months and Nine Months
     Ended September 30, 1996 and 1995....................................   4
    Consolidated Statements of Cash Flows--Nine Months Ended September 30,
     1996 and 1995........................................................   5
    Notes to Consolidated Financial Statements............................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9
Part II Other Information
  Item 1. Legal Proceedings...............................................  14
  Item 4. Submission of Matters to a Vote of Security-Holders.............  14
  Item 5. Other Information...............................................  15
  Item 6. Exhibits and Reports on Form 8-K................................  15
Signatures................................................................  16

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996          1995
                       ASSETS                        ------------- ------------
                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................  $   336,334  $   293,593
  Restricted cash...................................      106,550      259,880
  Accounts receivable, trade........................    1,685,948      267,318
  Stock subscriptions receivable....................           --    9,583,750
  Notes receivable..................................       15,000      400,000
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................       42,234      300,485
  Inventory.........................................      346,868       45,368
  Prepaid expenses and other assets.................      176,016      102,098
                                                      -----------  -----------
      Total current assets..........................    2,708,950   11,252,492
                                                      -----------  -----------
  Property, plant and equipment, net................    2,974,291    4,147,849
  Intangible assets, net............................      677,331      788,530
  Net assets of discontinued operations and assets
   held for sale....................................      240,779      513,216
  Other assets, net.................................       32,252       36,766
                                                      -----------  -----------
      Total assets..................................  $ 6,633,603  $16,738,853
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $ 3,062,135  $   794,154
  Notes payable.....................................      355,772      862,513
  Capital lease obligations.........................      121,899      190,326
  Accrued liabilities...............................      827,558    2,215,357
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................      157,424       49,891
                                                      -----------  -----------
      Total current liabilities.....................    4,524,788    4,112,241
                                                      -----------  -----------
Notes payable, long-term............................           --       86,687
Capital lease obligations, long-term................           --       77,422
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000,000 shares
   authorized;
    Series A convertible preferred, 100 shares
     issued and outstanding at September 30, 1996
     and December 31, 1995 ($100,000 aggregate
     liquidation preference)........................          100          100
    Series E convertible preferred, 666 shares
     issued and outstanding at September 30, 1996
     ($7,059,600 aggregate liquidation preference)..          666           --
Common Stock, $.00l par value , 120,000,000 shares
 authorized,
 12,933,987 shares issued and outstanding at
 September 30, 1996;
 10,858,889 shares issued and outstanding at
 December 31, 1995..................................       12,934       10,859
Additional paid-in capital..........................   45,296,089   34,681,872
Preferred stock subscribed, but unissued............           --    8,905,072
Accumulated deficit.................................  (43,103,238) (30,991,571)
Unearned compensation...............................      (97,736)    (143,829)
                                                      -----------  -----------
      Total stockholders' equity....................    2,108,815   12,462,503
                                                      -----------  -----------
      Total liabilities and stockholders' equity....  $ 6,633,603  $16,738,853
                                                      ===========  ===========

    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             FOR THE THREE MONTHS       FOR THE NINE MONTHS
                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                            ------------------------  -------------------------
                               1996         1995          1996         1995
                            -----------  -----------  ------------  -----------
Revenues..................  $ 1,272,718  $   881,116  $  4,157,070  $ 1,744,770
                            -----------  -----------  ------------  -----------
Cost of sales.............    1,266,043      678,575     3,526,181    1,183,253
Selling, general and
 administrative expenses..    1,158,098    2,260,607     5,692,750    4,499,505
Research and development..      765,005      652,816     5,402,275    2,790,872
Loss on impairment of
 assets...................           --           --       850,000           --
                            -----------  -----------  ------------  -----------
  Operating costs and
   expenses...............    3,189,146    3,591,998    15,471,206    8,473,630
                            -----------  -----------  ------------  -----------
Other income (expense),
 net......................      (55,676)      86,399       201,969      169,800
                            -----------  -----------  ------------  -----------
Loss from continuing
 operations...............   (1,972,104)  (2,624,483)  (11,112,167)  (6,559,060)
                            -----------  -----------  ------------  -----------
Discontinued operations:
  Loss from discontinued
   operations.............           --     (327,500)     (649,500)    (977,000)
  Provision for loss on
   disposition of
   discontinued
   operations.............           --           --      (350,000)          --
                            -----------  -----------  ------------  -----------
  Total losses on
   discontinued
   operations.............           --     (327,500)     (999,500)    (977,000)
                            -----------  -----------  ------------  -----------
Net loss..................  $(1,972,104) $(2,951,983) $(12,111,667) $(7,536,060)
                            ===========  ===========  ============  ===========
Less preferred stock
 dividend.................     (205,768)          --    (1,128,894)          --
                            -----------  -----------  ------------  -----------
Net loss applicable to
 common shareholders......  $(2,177,872) $(2,951,983) $(13,240,561) $(7,536,060)
                            ===========  ===========  ============  ===========
Net loss per common share:
  Continuing operations...  $     (0.18) $     (0.27) $      (1.07) $     (0.77)
  Discontinued operations.           --        (0.04)        (0.09)       (0.12)
                            -----------  -----------  ------------  -----------
  Net loss per common
   share..................  $     (0.18) $     (0.31) $      (1.16) $     (0.89)
                            ===========  ===========  ============  ===========
Weighted average shares
 outstanding..............   12,285,750    9,605,648    11,443,123    8,474,600
                            ===========  ===========  ============  ===========


    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       FOR THE NINE MONTHS
                                                              ENDED
                                                          SEPTEMBER 30,
                                                     -------------------------
                                                         1996         1995
                                                     ------------  -----------
Cash flows from operating activities:
  Continuing operations:
    Loss from continuing operations................. $(11,112,167) $(6,559,060)
    Adjustments to reconcile net loss to net cash
     required by operating activities:
    Stock compensation..............................       46,093       42,356
    Depreciation and amortization expense...........      814,486      672,033
    Revaluation of stock warrants...................      450,000           --
    Loss on settlement of note receivable...........      300,000           --
    Loss on impairment of net assets................      850,000           --
    Changes in assets and liabilities:
      Accounts receivable, trade....................   (1,433,630)     459,579
      Inventory.....................................     (301,500)          --
      Costs and estimated earnings in excess of
       billings on uncompleted contracts............      258,251     (397,795)
      Prepaid expenses..............................      (73,918)    (208,791)
      Accounts payable and accrued liabilities......      880,182      508,771
      Billings in excess of costs and estimated
       earnings on uncompleted contracts............      107,533      (47,202)
                                                     ------------  -----------
        Total adjustments...........................    1,897,497    1,028,951
                                                     ------------  -----------
      Net cash required by continuing operations....   (9,214,670)  (5,530,109)
                                                     ------------  -----------
  Discontinued operations:
    Net loss from discontinued operations...........     (999,500)    (977,000)
    Change in net assets of discontinued operations.       47,437           --
                                                     ------------  -----------
    Net cash required by discontinued operations....     (952,063)    (977,000)
                                                     ------------  -----------
      Net cash required by operations...............  (10,166,733)  (6,507,109)
                                                     ------------  -----------
Cash flows from investing activities:
  Capital expenditures..............................     (606,994)  (3,803,465)
  Proceeds from disposition of equipment and assets
   held for sale....................................      552,265           --
  Net change in intangibles and other assets........        4,514   (1,307,331)
                                                     ------------  -----------
    Net cash required by investing activities.......      (50,215)  (5,110,796)
                                                     ------------  -----------
Cash flows from financing activities:
  Restricted cash...................................      153,330     (437,200)
  Proceeds from notes payable.......................       11,500    1,203,956
  Repayment of notes payable and capital lease
   obligations......................................     (750,776)    (107,716)
  Proceeds of stock issuance, net of costs..........   10,845,635   10,933,152
                                                     ------------  -----------
    Net cash provided by financing activities.......   10,259,689   11,592,192
                                                     ------------  -----------
Net increase (decrease) in cash and cash
 equivalents........................................       42,741      (25,713)
Cash and cash equivalents, beginning of year........      293,593    1,687,104
                                                     ------------  -----------
Cash and cash equivalents, end of the period........ $    336,334  $ 1,661,391
                                                     ============  ===========

    The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report on Form 10-KSB (as amended by Form 10-KSB/A as filed on April 29, 1996 and Form 10-KSB/A as filed on November 7, 1996). The balance sheet information for December 31, 1995 has been derived from the audited financial statements at that date and has been reclassified to present comparative information related to discontinued operations.

2. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest for the nine months was $23,293 and $4,400 for 1996 and 1995, respectively. The following non-cash transactions have been excluded from the statement of cash flows for the nine months ended September 30:

                                                                 1996    1995
                                                                ------ --------
      Purchase of intangible assets through the issuance of
       common stock............................................ $   -- $900,000
      Recognition of deferred offering costs as contra equity
       in additional paid-in capital...........................     --  150,000

3. CAPITAL STOCK:

 Common Stock

  In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. At December 31, 1995, the Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January 1996. The registration statement covering these shares was declared effective on April 18, 1996 and updated by a post-effective amendment as filed on November 7, 1996.

 Preferred Stock

  In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. The registration statement covering the shares of Common Stock into which the Series E Preferred are convertible was declared effective on April 18, 1996 and updated by a post-effective amendment as filed on November 7, 1996. During the nine months ended September 30, 1996, 522 shares of Series E Preferred were converted into 2,049,057 shares of the Company's Common Stock and 2 shares of the Series E Preferred were redeemed for cash of $24,867. The difference between the conversion price of the Series E Preferred and the trading price of the Common Stock (into which the Series E Preferred is convertible) at the date of conversion has been treated as a preferred stock dividend to the Series E Preferred shareholders. This treatment increases the net loss applicable to the Common Stock shareholders by the amount of the benefit received by the Series E Preferred shareholders. It is used in the calculation of earnings per share, but it does not affect the actual net loss of the Company.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

4. DISCONTINUED OPERATIONS

  During May 1996, the Company adopted a corporate reorganization plan to cut costs and streamline operations. Pursuant to this plan, the Company has ceased operations of the SIDT Coatings, Inc. ("Coatings") business unit. The Company has sold the majority of the assets of Coatings and is in the process of disposing of the remaining assets. Net assets of discontinued operations are stated at estimated net realizable value and consist of equipment with a carrying value of $65,779. This amount has been classified on the balance sheet as a non-current asset.

5. DIAMOND TECH ONE

  Earlier this year, the Company announced it was considering the sale of the Company's Diamond Tech One, Inc. subsidiary (hereinafter referred to as "DTO" or "Diamond Tech One") as part of a company wide reorganization focusing on commercialization of the Company's field emission products. After further consideration, the Company has determined that DTO has the potential to be a leading force in the high density electronics assembly industry. In addition, DTO will play an important roll in meeting the Company's needs for advanced electronics, bringing unique technology to the continuing development of it's field emission lamp and display products. During the quarter ended March 31, 1996, the Company recorded an $850,000 reserve for impairment of assets of this division to write down the carrying value of the assets to the estimated net realizable value.

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

8. NET ASSETS AVAILABLE FOR SALE

  In May, 1996, the Company negotiated to receive payment on a note receivable from Plasmaco, Inc. The settlement included receipt by the Company of an estimated $100,000 worth of equipment in lieu of a $400,000 note receivable. In addition, the Company has incurred approximately $79,500 worth of expenses associated with relocation and storage of the assets. This transaction resulted in a charge of approximately $379,500 to selling, general and administrative expense during the nine months ended September 30, 1996. The Company is soliciting offers to buy this equipment. The estimated net realizable value of $100,000 is being carried on the balance sheet as assets held for sale. In addition, the Company has certain other assets not used in the normal course of business that are also classified as assets held for sale. The Company is in the process of soliciting offers for these assets.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9. RECENTLY ISSUED PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). As of January 1, 1996, the Company adopted SFAS 121. In connection with this pronouncement, the Company recorded an $850,000 impairment to assets in the quarter ended March 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Nine months ended September 30, 1996 and 1995

                                   OVERVIEW

  During the nine months ended September 30, 1996, the Company's primary revenues from continuing operations were earned through the manufacture of coatings systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron"), from the assembly of high density electronics at Diamond Tech One, Inc. (hereinafter referred to as "DTO" or "Diamond Tech One") and from performing research under government contracts. In May 1996, the Company adopted a corporate reorganization plan to reduce expenditures and streamline operations. See "Recent Developments." The Company continued to incur substantial expenses in support of the development of a diamond-based field emission lamp and a diamond-based flat panel display. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (as amended by Form 10-KSB/A filed as of April 29, 1996 and Form 10-KSB/A filed as of November 7, 1996), the Company expects to incur substantial research and development expenses throughout 1996 in developing the Company's proprietary Diamond Based Field Emission Lamp ("DFEL") and Diamond Based Field Emission Display ("DFED")./1/

                              RECENT DEVELOPMENTS

  During May 1996, the Company adopted a corporate reorganization plan to reduce expenditures and streamline operations. Pursuant to this plan, the Company has ceased operations of its subsidiary, SIDT Coatings, Inc. ("Coatings") which provided industrial hard coatings services. The Company has sold the majority of the subsidiary's assets and is in the process of selling the remaining assets of the subsidiary.

  During the quarter ended June 30, 1996, the Company completed a Company-wide reduction in work force as part of the reorganization plan, to reduce operating costs. The reduction of approximately 45% of its employees, which occurred primarily in June, was 5% less than originally anticipated. As a result of this reorganization, the Company has recorded total losses on discontinued operations of $999,500 and an $850,000 loss on impairment of net assets, for the nine months ended September 30, 1996.

  On October 31, 1996 the Company's DTO subsidiary entered into a $500,000 revolving line of credit with a commercial bank. This line of credit is collateralized by the equipment of DTO and is guaranteed by the Company. The rate of interest is tied to the bank's variable lending rate and is initially set at 10%. As of the date of this filing, no funds have been borrowed under this line of credit.

  On October 31, 1996, the Company completed a transaction whereby its DTO subsidiary issued debt totaling $1,000,000 in the form of promissory notes due June 1, 1997. These notes bear interest at a rate of 15% and are collateralized by the equipment of DTO. The security interests of these promissory notes are subordinated to the security interest granted under the previously described line of credit. These notes are also guaranteed by the Company. In connection with these notes, the Company also issued warrants, expiring June 1, 2000, allowing the note holders to purchase 200,000 shares of the Company's Common Stock at a price of $1.00 per share.

  In September 1996 the Company entered into an agreement with its Series E Preferred shareholders, where in exchange for a revision in the conversion formula that reduced the maximum conversion price, the shareholders agreed to limit the number of shares converted prior to January 15, 1997 and March 1, 1997. The shareholders agreed to defer conversion of two-thirds of the shares outstanding at the time of the agreement until after March 1, 1997 and convert only enough shares to receive a total of 300,000 additional shares of Common Stock prior to January 15, 1997.

  On October 4, 1996 the Company entered into an agreement with Phillips Components B. V. that amended the previous agreement dated July 14, 1995. The parties mutually agreed to terminate their technology cooperation agreement effective as of that date. This amendment will have no financial impact on the Company.

                             RESULTS OF OPERATIONS

  The Company's revenues for the third quarter ended September 30, 1996 totaled $1,272,718 compared to $881,116 for the third quarter of 1995. The Company earned $4,157,070 in revenues during the nine month period ended September 30, 1996, (the "1996 Period") as compared with $1,774,770 during the nine month period ended September 30, 1995 (the "1995 Period"). Commercial sales were $1,894,243 for the 1996 Period compared to $921,602 for the 1995 Period. The majority of the Company's commercial revenues are from production under vacuum equipment contracts through its subsidiary, Plasmatron, and from the assembly of high density electronics through its subsidiary, Diamond Tech One. Plasmatron's commercial backlog as of September 30, 1996 was approximately $922,000 as compared with approximately $1,200,000 at September 30, 1995. Diamond Tech One's commercial backlog as of September 30, 1996 was approximately $648,000 as compared with approximately $965,000 at September 30, 1995. Contract research revenues for the 1996 Period were $2,659,887 compared to $936,168 for the 1995 Period. At September 30, 1996, the Company had a research backlog of approximately $1,467,000 in anticipated future revenues from its existing contracts, as compared with a backlog of approximately $2,800,000 at September 30, 1995. The increased contract revenue for the 1996 Period resulted primarily from the Company's increased DFEL and DFED development related to the $3,465,000 National Institute of Science and Technology ("NIST") contract which commenced during the third quarter of 1995. The NIST contract is intended to provide matching grants to facilitate further research and development on the Company's DFEL and DFED. Many of the personnel previously performing Company sponsored research on the DFEL and DFED are now performing the contract research for the NIST contract which is also related to displays.

  For the 1996 Period, the Company's cost of sales were $3,526,181, or a 15% gross margin, as compared with $1,183,253, or a 32% gross margin, for the 1995 Period. The decreased margin resulted primarily from a larger concentration of revenues and related expenditures under the NIST contract, which has no margin, in the 1996 Period. The Company's selling, general and administrative expenses were $5,692,750 for the 1996 Period, compared with $4,499,505 for the 1995 Period. The expense increase resulted primarily from a higher level of fund raising activity during the 1996 Period, as well as $450,000 in contract settlements and a $379,500 loss on settlement of a note receivable, and associated expenses, during this time. Company sponsored research and development expenses for the 1996 Period were $5,402,275 as compared to $2,790,872 for the 1995 Period. These increased costs are a result of the Company's efforts to develop a diamond-based field emission lamp and a diamond-based flat panel display. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of a diamond-based field emission lamp, and the related diamond-based flat panel display./1/

  During May 1996, the Company adopted a corporate reorganization plan to cut costs and streamline operations. Pursuant to this plan, it has ceased operations of its subsidiary, SIDT Coatings, Inc. The Company has sold the majority of the assets of the subsidiary and is the process of selling the remaining assets of the subsidiary. Net assets of discontinued operations are stated at estimated realizable value of $65,779. In addition, during the second quarter of 1996, the Company received an estimated $100,000 worth of equipment in lieu of a $400,000 note receivable. The Company is soliciting offers to buy this equipment. This equipment is classified as assets held for sale and presented in non-current assets on the balance sheet.

  Earlier this year, the Company announced it was considering the sale of the Company's Diamond Tech One subsidiary as part of a Company-wide reorganization focusing on commercialization of the Company's field emission products. After further consideration, the Company has determined that DTO has the potential to be a leading force in the high density electronics assembly industry. In addition, DTO will play an important roll in meeting the Company's needs for advanced electronics, bringing unique technology to the continuing development of it's field emission display and lamp products. The Company did record an $850,000 reserve for impairment of assets of this division in the first quarter of 1996 to write down the carrying value of the assets to the estimated net realizable value.

                              FINANCIAL CONDITION

  At September 30, 1996, the Company had cash and cash equivalents in the amount of $336,334 as compared with cash and cash equivalents of $293,593 at December 31, 1995. This increase in cash is a result of the Company's successful Regulation D stock offerings in December 1995, for which the Company received cash in January 1996, less expenditures incurred. Based on the developmental stages of the Company's DFEL and DFED technologies, additional equity, sale of product distribution or technology rights, or other financing will be necessary in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms./1/

  In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of Common Stock. At December 31, 1995, the Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January 1996. The registration statement concerning these shares became effective April 18, 1996 and was updated by a post-effective amendment filed as of November 7, 1996.

  Also in December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. The registration statement covering shares of Common Stock into which the Series E Preferred are convertible was declared effective on April 18, 1996 and updated as of November 7, 1996 by a post-effective amendment.

  Subject to adjustment in certain circumstances, each share of Series E Preferred is convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series E Preferred (the "Issue Price") plus an amount equal to 8% of the Issue Price per annum from the date the escrow agent first had in its possession the funds representing payment of the Series E Preferred to the conversion date by (ii) the conversion price, which was the lesser of $6.575 or 85% of the average closing bid price for the Company's Common Stock for the five trading days immediately preceding the conversion date. Any shares of Series E Preferred outstanding on January 15, 1999 shall be automatically converted into the Company's Common Stock on such date. The Company amended its Amended and Restated Articles of Incorporation on September 27, 1996 pursuant to an agreement (the "Series E Agreement") with the remaining holders of the Series E Preferred to replace the upper limit of $ 6.575 on the conversion price with an upper limit of $ 3.00. In exchange for this reduction, the Series E Preferred shareholders agreed to limit the conversion of their shares. The Series E Preferred shareholders agreed to defer conversion of two-thirds of their shares to March 1, 1997 or later. Of the remaining one-third of the shares, enough shares to convert to approximately 300,000 shares of Common Stock were converted at the time of the Series E Agreement. The conversion of the remaining portion of the one-third of the existing Series E Preferred will be deferred to at least January 15, 1997. The agreement also contained a provision that required the Company to raise a total of at least $1,000,000 by October 31, 1996. If the Company failed to raise this money, the shareholders would have been allowed to convert any or all of the remaining shares of Series E Preferred as of November 1, 1996. As described elsewhere, the Company did raise this money and the agreement to defer conversion remains as described.

  During the nine months ended September 30, 1996, 522 shares of the Series E Preferred were converted into 2,049,057 shares of Common Stock and 2 shares of Series E Preferred were redeemed for cash of $24,867. The difference between the conversion price of the Series E Preferred and the trading price of the Company's Common Stock at the date of conversion has been treated as a preferred stock dividend to the Series E Preferred shareholders. This treatment increases the net loss applicable to the Common Stock shareholders by the amount of the benefit received by the Series E Preferred shareholders. It is used in the calculation of earnings per share, but it does not affect the actual net loss of the Company.

  Cash required by operating activities was $10,166,733 for the 1996 Period compared to $6,507,109 for the 1995 Period. The increase in the requirement of cash flows was primarily the result of a higher level of Company sponsored research and development and selling, general and administrative expenses during the 1996 Period. Cash required by investing activities during the 1996 period was $50,215 as compared with $5,110,796 for the 1995 Period. The significantly higher activity for the 1995 period resulted from the purchase of DFED licensing rights from MCC during that period.

  The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of Common Stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised./1/ In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities or certain technology rights./1/ The Company may seek to increase its liquidity through bank borrowings or other financing./1/ There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financing in the future./1/

  The Company expects to incur substantial expenses for research and development ("R&D"), product testing, product marketing and administrative overhead./1/ Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years./1/ Therefore, it is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current funding./1/ The combined effect of the foregoing may prevent the Company from achieving profitability for an extended period of time./1/ The Company is currently pursuing several alternatives, including discussions with potential joint venture partners, that would allow it to achieve profitability in 1997./1/ Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations./1/ If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company may be required to curtail its expansion and seek additional financing from other sources./1/

  The Company anticipates that its existing resources, including its line of credit, will enable it to maintain its planned operations for approximately four and one half months after the date of this filing./1/ This belief is based on current development plans, the successful implementation of the Company's May 1996 restructuring plan, the current regulatory environment, historical experience in the development of electronic products and general economic conditions./1/ No assurance can be given that other factors will not arise that would cause available resources to be consumed before such time./1/ It is the Company's intention to raise additional funds prior to the end of the four and one half month period, either through previously mentioned joint venture alternatives or through additional equity funding/1/. If adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products./1/ Such results would materially and adversely affect the Company.

                                    OUTLOOK

  It is anticipated that losses will continue throughout 1996, and into 1997, as the Company continues to fund the development of its DFEL lamp products and DFED flat panel display./1/ Increased commercial revenues are anticipated in the Company's Plasmatron and DTO subsidiaries; however, they will not be sufficient to fund the planned research and development efforts. Sales from the DFEL product are not anticipated before 1997./1/ The Company is currently pursuing alternatives, including discussions with potential joint venture partners, that would allow it to achieve profitability in 1997./1/ There is no assurance that any of these alternatives will actually result in profitability by the time indicated./1/ Full commercial development of the Company's DFEL and DFED technologies may require additional funds that may not be available at terms acceptable to the Company./1/ Should the Company be unable to obtain acceptable additional debt or equity financing, if needed, management intends to reduce the level of internally funded research and development and selling, general, and administrative expenses./1/
--------
END NOTE

/1/ This sentence is a forward-looking statement. Please refer to the disclosure on pages ii--v of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, incorporated herein by reference, and the discussion under "Item 5. Other Information" in this Quarterly Report on Form 10-QSB for factors that could cause actual results to differ from those projected in this statement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  On July 29, 1996 the Company held its 1996 Annual Meeting of Shareholders. The following items were presented to a vote of holders (the "Shareholders") of the Company's issued and outstanding Common Stock, Series A Preferred Stock and Series E Preferred Stock:

    (1) The Shareholders elected (a) Ronald J. Berman, (b) Howard K. Schmidt, and (c) Thomas J. Smith to the Company's Board of Directors as Class III Directors, whose terms expire at the Company's 1999 Annual Meeting of Shareholders.

    (2) The Shareholders elected (a) Lee B. Arberg and (b) Marc W. Eller to the Company's Board of Directors as Class I Directors, whose terms expire at the Company's 1997 Annual Meeting of Shareholders.

    (3) The Shareholders approved and adopted the Company's Amended and Restated 1992 Outside Directors' Stock Option Plan (the "Outside Director Plan").

    (4) The Shareholders approved and adopted the Company's Amended and Restated 1992 Stock Option Plan (the "Employee Plan").

    (5) The Shareholders ratified the appointment of Coopers & Lybrand, L.L.P. as the Company's auditors for the 1996 fiscal year.

  The number of votes cast for each of the above is summarized in the table below. (Pursuant to the Company's Amended and Restated Articles of Incorporation, the holders of the Company's Series A Preferred Stock and Series E Preferred Stock cast votes equivalent to the number of shares of the Company's Common Stock into which the shares of Series A Preferred Stock and Series E Preferred were convertible as of June 17, 1996. All numbers in the table below represent shares of Common Stock or the voting equivalent thereof):

--------------------------------------------------------------------------------

                                                              BROKER
  ITEM SUBMITTED TO SHAREHOLDERS      FOR    AGAINST ABSTAIN NON-VOTES   TOTAL
--------------------------------------------------------------------------------
  (1)(a) Election of Ronald J.
   Berman                          8,739,578       0  58,624         0 8,798,202
--------------------------------------------------------------------------------
  (1)(b) Election of Howard K.
   Schmidt                         8,745,619       0  52,583         0 8,798,202
--------------------------------------------------------------------------------
  (1)(c) Election of Thomas J.
   Smith                           8,739,178       0  59,024         0 8,798,202
--------------------------------------------------------------------------------
  (2)(a) Election of Lee B.
   Arberg                          8,735,521       0  62,681         0 8,798,202
--------------------------------------------------------------------------------
  (2)(b) Election of Marc W.
   Eller                           8,739,478       0  58,724         0 8,798,202
--------------------------------------------------------------------------------
  (3) Approval of Outside
   Directors' Plan                 4,862,137 205,042 289,947 3,441,076 8,798,202
--------------------------------------------------------------------------------
  (4) Approval of Employee Plan    4,445,511 186,415 258,347 3,907,929 8,798,202
--------------------------------------------------------------------------------
  (5) Ratification of Coopers &
    Lybrand, L.L.P., as auditors   8,523,533  35,143 226,678    12,848 8,798,202
--------------------------------------------------------------------------------

  After the Company's 1996 Annual Meeting of Shareholders, David R. Sincox continued as a Class I Director, whose term expires at the Company's 1997 Annual Meeting of Shareholders, and Philip C. Shaffer and Igor Leontiev continued as Class II Directors, whose terms expire at the Company's 1998 Annual Meeting of Shareholders.

  In July 1996, Dr. Zvi Yaniv was elected by the Board of Directors as an additional Class II Director. In accordance with state law, Dr. Yaniv's term expires at the 1997 Annual Meeting of Shareholders. Effective October 1, 1996 Thomas J. Smith resigned as a Class III Director of the Company.

ITEM 5. OTHER INFORMATION

  CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Quarterly Report on Form 10-QSB contains forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Additional forward-looking statements may be contained in the Company's other Securities and Exchange Act filings, press releases, oral statements made by the officers of the Company, and other sources. Actual results could differ materially from such forward looking statements. Therefore, no assurance can be given that the results estimated or anticipated in a forward-looking statement will be achieved. THE COMPANY HAS ATTEMPTED TO IDENTIFY THE FORWARD-LOOKING STATEMENTS IN THE TEXT OF THIS REPORT BY ENDNOTE 1 ON PAGE 13.

  Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference, with the following additions and revisions, from pages ii-v of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

  FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

  The Company anticipates its existing resources, including lines of credit, will enable it to maintain its current and planned operations for approximately four and one half months after the date of this filing./1/ This belief is based on current development plans, the successful implementation of the Company's May 1996 restructuring plan, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. It is the Company's intention to raise additional funds either through previously mentioned joint venture possibilities or additional equity financing. No assurance can be made that this effort will be successful or that other factors may not arise that will affect the Company's solvency.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

  (b) Reports on Form 8-K:

    (1) Current Report on Form 8-K dated as of July 26, 1996.

    (2) Current Report on Form 8-K and Form 8-K/A dated as of September 30,
  1996.

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SI DIAMOND TECHNOLOGY, INC.
                                          (Registrant)

Date: November 12, 1996                   /s/ Zvi Yaniv
                                          -------------------------------------
                                          Dr. Zvi Yaniv
                                          President and Chief Operating
                                           Officer
                                          (Principal Executive Officer)

Date: November 12, 1996                   /s/ Douglas P. Baker
                                          -------------------------------------
                                          Douglas P. Baker
                                          Vice President and Chief Financial
                                           Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS

  The following documents are filed as part of this Report:

     EXHIBIT                       DESCRIPTION OF EXHIBIT
     -------                       ----------------------
             Employment Agreement between the Company and Dr. Zvi Yaniv dated
      10.1    as of May 31, 1996
      10.2   Termination of Technology Cooperation Agreement between SI Diamond
              Technology, Inc. and Philips Components B.V. dated October 4,
              1996
      11     Computation of (Loss) Per Common Share
      13     Forward-Looking Statements and Important Factors Affecting Future
              Results (Pages ii-v of the Company's Annual Report on Form 10-KSB
              for the fiscal year ended December 31, 1995, incorporated by reference into this Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996)
      27     Financial Data Schedule