Form 10KSB40
period 1996-12-31
SI DIAMOND TECHNOLOGY INC
filed 1997-03-31
CIK 891417

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996; or

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934
================================================================================
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

                              Yes   X     No
                                  -----     -----

  Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year:  $ 5,772,620

  The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ/Small Cap Market on March 21, 1997, was approximately $12,821,637. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

  As of March 21, 1997, the registrant had 13,943,456 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).

                              Yes             No   X
                                  ------         ------

================================================================================

                               TABLE OF CONTENTS

PART I.......................................................................................     Page  1
        Item 1.   Business...................................................................     Page  1
        Item 2.   Properties.................................................................     Page 10
        Item 3.   Legal Proceedings..........................................................     Page 10
        Item 4.   Submission of Matters to a Vote of Security Holders........................     Page 10

PART II......................................................................................     Page 10
        Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.......     Page 10
        Item 6.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.................................................................     Page 11
        Item 7.   Financial Statements.......................................................     Page 16
        Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.................................................................     Page 43

PART III.....................................................................................     Page 44
        Item 9.   Directors, Executive Officers, Promoters, Control Persons; Compliance
                    with Section 16 (a) of the Exchange Act..................................     Page 44
        Item 10.  Executive Compensation.....................................................     Page 45
        Item 11.  Security Ownership of Certain Beneficial Owners and Management.............     Page 50
        Item 12.  Certain Relationships and Related Transactions.............................     Page 53
        Item 13.  Exhibits and Reports on Form 8-K...........................................     Page 53

                                     Page i

                   FORWARD - LOOKING STATEMENTS AND IMPORTANT
                        FACTORS AFFECTING FUTURE RESULTS

Certain statements in this annual report are forward-looking statements concerning the future operations of SI Diamond Technology, Inc. and it subsidiaries (collectively referred to as the "Company"). The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

          Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished.

          Taking into account the foregoing, the following are identified as important factors (but not all factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of the Company.

     EARLY STAGE OF DFE PRODUCT DEVELOPMENT; NO DFE PRODUCT REVENUES; DFE PRODUCT UNCERTAINTY

          The Company's Diamond Field Emission ("DFE") technology and products resulting therefrom will require significant additional development, engineering, testing and investment prior to commercialization. The Company's leading potential DFE product is the Diamond Field Emission Lamp ("DFEL"). If the DFEL is successful, the Diamond Field Emission Display ("DFED) is also a possibility. There can be no assurance that either the DFEL or the DFED will be successfully developed, be capable of being produced in commercial quantities on a cost-effective basis or be successfully marketed.

HISTORY OF OPERATING LOSSES

          For the year ended December 31, 1996, the Company suffered a net loss of $13,709,006. For the years ended December 31, 1992, 1993, 1994, and 1995, the
Company suffered net losses of $1,630,978, $7,527,677, $7,255,420, and
$14,389,856, respectively. The Company expects to continue to incur additional operating losses for an extended period of time as it continues to develop products for commercialization and there can be no assurance that the Company will be profitable in the future. The Company's operations to date have been primarily financed by the proceeds of the sale of equity securities of the Company and from revenues generated from research and development conducted for third parties; although since the second quarter of 1994, revenues from commercial services and product sales have exceeded those earned through such research and development ("R&D") activities. In order to continue its transition from a contract research and development organization into a Company with viable operations, the Company anticipates substantial product development expenditures for the foreseeable future.

                                     Page ii

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

          The Company expects to incur substantial expenses for R&D, product testing, production, manufacturing, product marketing, and administrative overhead. The majority of R&D expenditures are for the development of the Company's DFE technology. Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years. Therefore, it is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current sources of funding. The combined effect of the foregoing may prevent the Company from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company may be required to curtail its expansion and/or seek additional financing from other sources. The Company may seek such additional financing through the offer of debt or equity or any combination thereof at any time.

          The Company has developed a plan to maintain operations for 12-18 months from the date of this Annual Report. However, existing resources at current spending levels are only available for approximately 2-3 months. This estimate is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur to cause available resources to be consumed before such time. The Company's plan is primarily dependent on increasing revenues and raising additional funds through strategic partners, additional debt offerings, or additional equity offerings. If adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect the Company.

DEPENDENCE ON PRINCIPAL PRODUCTS

          The Company's DFE technology is an emerging technology. The financial condition and prospects of the Company are dependent upon market acceptance and sales of the Company's DFE products and its Electronic Billboard. Additional R&D needs to be conducted with respect to the DFE products and the Electronic Billboard before marketing and sales efforts can be commenced. Market acceptance of the Company's products will be dependent upon the perception within the electronics and instrumentation industries of the quality, reliability, performance, efficiency, breadth of application and cost-effectiveness of the products. There can be no assurance that the Company will be able to gain commercial market acceptance for its products or develop other products for commercial use.

COMPETITION; POSSIBLE TECHNOLOGICAL OBSOLESCENCE

          The display, semiconductor, and coating system industries are highly competitive and are characterized by rapid technological change. The Company's existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for the Company's products. There can be no assurance that such products, processes or technologies will not render the Company's proposed products obsolete or less competitive. Most of the Company's competitors have greater financial, managerial distribution and technical resources than the Company. The Company will be required to devote substantial financial resources and effort to further R&D. There can be no assurance that the Company will successfully differentiate its products from its competitors' products or that the Company will be able to adapt to evolving markets and technologies, develop new products or achieve and maintain technological advantages.

                                    Page iii

TECHNOLOGIES SUBJECT TO LICENSES

          As a licensee of certain research technologies, the Company has various license agreements with Microelectronics and Computer Technology Corporation ("MCC") and DiaGasCrown, Inc., wherein the Company has acquired rights to develop and commercialize certain research technologies. In certain cases, agreements require the Company to pay royalties on sale of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and to pay for the costs of filing and prosecuting patent applications. The Company's principal license agreement with MCC requires the Company to pay exclusivity fees under certain circumstances in order to maintain the Company's exclusive rights under the MCC Agreement. Each agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. The payment of such royalties may adversely affect the future profitability of the Company.

NO ASSURANCE OF MARKET ACCEPTANCE

Since its inception, the Company has focused its product development efforts on R&D technologies that the Company believes will be a significant advance over currently available technologies. The Company has limited experience in manufacturing and marketing. The new management team that was put in place in 1996 has experience in manufacturing and marketing; however, with any new technology there is a risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of the Company's products will depend, in part, on the Company's ability to convince potential customers of the advantages of such products as compared to competitive products, and will also depend upon the Company's ability to train manufacturers and others to use the Company's products. There can be no assurance that the Company will be able to successfully market its proposed products even if such products perform as anticipated.

LIMITED MANUFACTURING CAPACITY AND EXPERIENCE

          The Company has no established commercial manufacturing facilities in the areas in which it is conducting its principal research. Its existing manufacturing, while related, would not directly support manufacturing of the proposed new products. The new management team that was put in place has commercial manufacturing and marketing experience; however, the Company will be required to either employ additional qualified personnel to establish manufacturing facilities or enter into appropriate manufacturing agreements with others. There is no assurance that the Company will be successful in attracting experienced personnel or financing the cost of establishing commercial manufacturing facilities, if required, or be capable of producing a high quality product in quantity for sale at competitive prices.

MARKETING AND SALES UNCERTAINTIES

          There can be no assurance that the DFE related products or the Electronic Billboard will be successfully developed or that such products will be commercially successful. The Company intends to establish a sales organization to promote, market, and sell its products. To develop a sales organization will require significant additional expenditures, management resources and training time. There can be no assurance that the Company will be able to establish such a sales organization.

UNPROVEN TECHNOLOGY; NEED FOR SYSTEM INTEGRATION

          In order to prove that the Company's technologies work and will produce a complete product, the Company must ordinarily integrate a number of highly technical and complicated subsystems into a fully-integrated prototype. There can be no assurance that the Company will be able to successfully complete the development work on any of its proposed products or ultimately develop any marketable products.

                                     Page iv

DEPENDENCE UPON GOVERNMENT CONTRACTS

          A significant portion of the Company's revenues have been derived from contracts with agencies of the United States government. In the years ended December 31, 1992, 1993, 1994, 1995 and 1996, such contracts accounted for approximately $930,000, $1,147,000, $820,000, $1,009,000, and $2,869,000,
respectively, or approximately 99%, 89%, 41%, 33%, and 50% of the Company's total revenues for each of those periods. The Company's contracts involving the United States government are or may be subject to various risks, including unilateral termination for the convenience of the government, reduction or modification in the event of changes in the government's requirements or budgetary constraints, increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts, risks of potential disclosure of the Company's confidential information to third parties, the failure or inability of the prime contractor to perform its prime contract in circumstances where the Company is a subcontractor, the failure of the government to exercise options provided for in the contracts and the exercise of "march-in" rights by the government. March-in rights refer to the right of the government or government agency to exercise a non-exclusive, royalty-free, irrevocable, worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The programs in which the Company participates may extend for several years but are normally funded on an annual basis. There can be no assurance that the government will continue its commitment to programs to which the Company's development projects are applicable or that the Company can compete successfully to obtain funding available pursuant to such programs. A reduction in, or discontinuance of, such commitment or of the Company's participation in these programs would have a material adverse effect on the Company's business, operating results and financial condition.

PATENTS AND OTHER INTELLECTUAL PROPERTY

          The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. Although the Company has been awarded, has filed applications for or has been licensed technology under numerous patents, there can be no assurance as to the degree of protection offered by these patents or as to the likelihood that pending patents will be issued. There can be no assurance that competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, have not already or will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. There can also be no assurance that competitors will not intentionally infringe the Company's patents. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to the Company. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products. Although third parties have not asserted infringement claims against the Company, there can be no assurance that third parties will not assert such claims in the future. Claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology. To protect its rights in these areas, the Company requires all employees and most consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. While the Company has attempted to protect proprietary technology it may develop or acquire and will attempt to protect future developed proprietary technology through patents, copyrights and trade secrets, it believes that its success will depend more upon further innovation and technological expertise.

                                     Page v

AVAILABILITY OF MATERIALS AND DEPENDENCE ON SUPPLIES

          It is anticipated that materials to be used by the Company in producing its future products will be purchased by the Company from outside vendors and, in certain circumstances, the Company may be required to hear the risk of material price fluctuations. It is anticipated by the Company's management that the majority of raw materials to be used in products to be manufactured by the Company will be readily available. However, there can be no assurance that such materials will be available in the future or if available will be procurable at prices which will be favorable to the Company.

DEPENDENCE ON KEY PERSONNEL

          The future success of the Company will depend in large part on its ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain all personnel necessary for the development of its business. In addition, much of the know-how and processes developed by the Company reside in its key scientific and technical personnel and such know-how and processes are not readily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on the Company.

                                    Page vi

                                    PART I.

          When used in this document, the words "anticipate", "believe", "expect", "estimate", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, or projected. For additional discussion of such risks, uncertainties, and assumptions, see "Forward-Looking Statements and Important Factors Affecting Future Results" included elsewhere in this report.

ITEM 1. BUSINESS.

                            DESCRIPTION OF BUSINESS

GENERAL

          SI Diamond Technology, Inc., a Texas corporation (the "Company"), is engaged in the development of products and services based principally on novel applications of thin films and microelectronic fabrication and assembly. The Company believes that microelectronic and other applications of diamond thin film technology will play an important role in the electronics industry. The Company's research is focused on identifying key applications of such technology. Based on this research, the Company provides microelectronic fabrication and assembly services, manufactures high-vacuum coating systems and is currently engaged in the development of products based on DFE technology and the development of an electronic billboard based on existing technology. Electronic billboards would provide a market for the Company's DFEL product when completed. Management believes that the Company's greatest growth opportunity lies in DFE products and the development of an electronic billboard. Consequently, each of the Company's operations comprises a product, technology or service useful in the development and production of such items.

          The Company was incorporated in Texas in 1987. The Company's directly and indirectly owned subsidiaries are as follows: Northlight Displays, Inc., a Delaware corporation ("Northlight"); Diamond Tech One, Inc., a Delaware corporation ("DTO"); SIDT Coatings, Inc., a Delaware corporation ("Coatings"):
Plasmatron Coatings and Systems, Inc., a Pennsylvania corporation ("Plasmatron"); Electronic Billboard Technology, Inc., a Delaware Corporation ("EBT"); Field Emission Picture Element Technology, Inc., a Delaware Corporation ("FEPET"); and SDI Acquisition Corp., a Texas corporation. FEPET and EBT were incorporated in January 1997 to focus on commercialization of specific aspects of the Company's R&D. The "Company" and "SI Diamond", as used herein, refer to SI Diamond Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

          SI Diamond's business includes: the development and commercialization of electronic billboards; the development and commercialization of DFE products; the manufacture and sale of high vacuum process systems; and microelectronics fabrication and assembly services. Additionally, the Company conducts contract research and development principally under United States governmental agencies' sponsorship. The business efforts of the Company have arisen out of the Company's interest in thin film materials, notably thin film diamond and diamond-like carbon ("DLC"); these interests have led the Company into microelectronics-related processes, coating and other high vacuum systems, thin film based DFE products, and electronic billboards.

          SI Diamond conducts its operations through its subsidiaries and through its research division. DTO concentrates on back-end semiconductor wafer processing and multi-chip module fabrication and assembly services. Plasmatron manufactures and sells high vacuum process equipment and custom coating equipment. EBT is engaged in the development of an electronic billboard. FEPET is conducting research and developing the DFEL. Northlight and Coatings are currently inactive.

          Where appropriate, the Company enters into collaborations with third parties. In 1993, the Company established a broad-based collaboration with Microelectronics and Computer Technology Corporation ("MCC") to jointly develop products based on MCC's and the Company's flat panel display and cold cathode technologies. The MCC collaboration was amended in January 1995 to provide that the Company would be the exclusive licensee of the technology and the sole sublicensing agent. In February 1995, the Company entered into a teaming agreement concerning flat panel displays and cold cathodes with DiaGasCrown, Inc. ("DGC"), a Russian joint stock Company owned by Gazcomplektimpex, a subsidiary of Gazprom, the Russian natural gas conglomerate, and several Russian research institutes. In July 1995, the Company entered into a display technology cooperation agreement with Philips Components B.V. ("Philips"). In October 1996, the Philips agreement was terminated by mutual agreement of the parties.

          The DFE related products and the electronic billboard will require significant additional development, engineering, testing and investment prior to commercialization. There can be no assurance that the DFE products or the electronic billboard, the Company's leading products, will be successfully developed, produced in commercial quantities on a cost-effective basis or successfully-marketed.

          During 1996 and 1995, the Company incurred $6,185,943 and $8,726,355, respectively, in research and development expenses. The Company expects to incur substantial expenses for research and development, product testing, product marketing and administrative overhead. Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years.

BUSINESS GROUPS

          ELECTRONIC BILLBOARD TECHNOLOGY, INC. EBT is planning to develop an electronic billboard which will enable the outdoor advertising industry to fully exploit the internet and information revolution by placing ads at any location at any time. Advertisers could benefit substantially from this product which would allow them greater precision in reaching their target audience. Billboard companies could benefit substantially by increasing revenues at each site by being able to sell the same space to different advertisers at different times during the day. The market potential for this product is substantial. The Outdoor Advertising Association of America has indicated that over 275,000 large roadside billboards exist in the United States. The Company's initial strategy is to target those locations with the highest viewership.

The Company's Billboard is based on a proprietary version of a mature existing technology. The base technology is widely used in a variety of applications and is readily available from many component suppliers. This product offers many advantages over existing technologies used in the outdoor advertising industry. These include full video capability, full color, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing technologies and high reliability. The Company has built a proof of concept which clearly demonstrates high contrast, sunlight readability, and video range speeds. The Company is currently in the process of seeking a strategic partner. EBT would also provide a market for the Company's DFEL, if successfully developed.

          FIELD EMISSION PICTURE ELEMENT TECHNOLOGY, INC. FEPET is developing the Company's proprietary DFE technology for use in a Diamond Field Emission Lamp ("DFEL"). The DFEL is a unique, high brightness, multi-color light source intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays. The DFEL is a pixel, which is the basic unit or picture element that makes up the image displayed on a video screen. The DFE technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. This technology when fully developed would be a natural step in the improvement progression in the Company's electronic billboard.

          The Company is currently in the process of seeking a strategic partner to aid in the development, funding, commercialization and marketing of the DFEL product. The Company has already built prototypes that clearly demonstrate the desired features. The Company estimates that it will take an investment of $ 3.5 million to fund final product development and introduction. The Company expects that within 12-24 months of such investment, systems would be in place to meet initial demand for the product and the Company would be ready to begin to ramp up production.

          DIAMOND TECH ONE, INC. DTO provides manufacturing and engineering services for the microelectronics and display industries. DTO includes the former microelectronics packaging operations and production assets of MCC, the Austin-based consortium of North American electronics leaders which was established in 1982 to accelerate computer and multichip module development. In addition to Class 100 clean rooms and an array of fabrication equipment, a production license to 150 patents of the packaging technologies developed by MCC was acquired. DTO is engaged in design and fabrication of high performance copper-polyimide MCM substrates, bonded and packaged high density assemblies, and the highest quality gold, solder or compliant "bumped" wafers. These technologies are key technologies used in the electronics industry.

          PLASMATRON COATINGS AND SYSTEMS, INC. Plasmatron manufactures and sells high vacuum process systems for coatings used in the microelectronics industry. Plasmatron's products are typically custom designed, fabricated in-house and then installed at the customer's facility. Plasmatron recognizes revenue on the percentage-of-completion basis because of the long-term nature of its contracts. Plasmatron's equipment sales contracts range in size from $75,000 to over $1 million. Plasmatron markets its products utilizing employees engaged in direct sales and several outside representatives on a commission basis.

          NORTHLIGHT DISPLAYS, INC. Northlight previously was involved in applying the Company's proprietary DFE technology to the development of a flat panel display. The Company's research has indicated that the quality of the emission needs to be improved by a significant order of magnitude to support this application. The Company is not pursuing this research at the present time. Management believes that the DFEL can be developed and taken to market much more quickly than the DFED and that the knowledge gained in the development of the DFEL would aid in the eventual development of the DFED. Northlight is presently inactive.

          RESEARCH DIVISION. The Company's original business purpose was to provide contract research and development services to various governmental agencies under the SBIR Program. In general, research grants under the SBIR Program involve a two-step process where Phase I funding in the amount of up to $75,000 provides for a 6-month feasibility study and Phase II funding of up to $750,000 provides for a 2-year technology development program. Upon the completion of the Phase II program, the Government is ordinarily granted a royalty-free license to use the newly developed technology for its own purposes, and the development contractor retains all other rights to use and further commercialize the newly developed technology. Despite intense competition, the Company, historically, has been successful in obtaining SBIR funding.

          During the period from inception in 1987 to the date of this report, the Company has received total third party funding commitments in excess of $10 million, including $1,882,000 in SBIR Phase I grants, $4,723,000 in SBIR Phase 2 or similar grants, and $3,500,000 which is the Company's share of the U.S. Department of Commerce's $7 million Advanced Technology Development Program ("ATP") award administered by the National Institute of Standards and Technology ("NIST"). The ATP was obtained by the American Diamond Display Venture ("ADDVent"), a joint venture between the Company and another electronics manufacturer interested in the development of the DFED. Virtually all work done under the project is either performed by or managed by the Company. The project began in June 1995 and is scheduled to last until May, 1997 although the Company has applied for a no cost extension of time for completion of the project.

BUSINESS DEVELOPMENT STRATEGIES

          OVERALL. The Company is today primarily a technology driven Company. The Company currently plans to expand its manufacturing capabilities through manufacturing partnerships or joint ventures. The Company may also license its technology to others to fund further development projects with the royalties received from such licenses.

          ELECTRONIC BILLBOARDS. After securing a strategic partner, EBT plans to attack the market in phases. The target market for the first phase will be Premium Billboard sites - those sites that generate monthly advertising revenues of approximately $ 25,000 or more. It is estimated that there are approximately 700 of these sites in the United States and another 1,500 outside of the United States. It is estimated that EBT could begin supplying billboards to meet the initial demand for these sites within 12 months of obtaining a strategic partner. Once demand in the premium market has been met and increased manufacturing volumes have lowered the unit manufacturing costs, EBT will target the remaining billboard market. As the Company's FEPET subsidiary continues to develop its DFEL, EBT expects to integrate the DFEL as a component of its electronic billboard because of the expected advantages that it is expected to provide related to cost and quality. EBT expects its electronic billboard product to be successful regardless of the timing of the availability of the DFEL provided by FEPET.

          DFEL PRODUCTS. The major short run focus of FEPET is continued development and commercialization of its DFEL product. As soon as the product is commercially viable, the Company plans to introduce it in its electronic billboard product. In addition the Company would then target other large display manufacturers that manufacture displays for such uses as sports arenas, video walls, alphanumeric signs, etc.

          MICROELECTRONICS PACKAGING AND BACK-END WAFER PROCESSING. Prior to 1996, DTO primarily provided services related to prototype or development projects. In mid 1996, DTO began pursuing a new strategy of soliciting orders that involve ongoing repetitive manufacturing of small volume orders. The Company is currently seeking a strategic partner that would aid in the construction of a high volume manufacturing facility if or when conditions warrant.

          COATING SYSTEMS. Plasmatron is continuing its efforts to increase the sales of its coating systems. Plasmatron is currently focused on marketing in-line coating systems using modular designs that management believes will enable Plasmatron to deliver customized systems at lower costs and with shorter lead-times. Its current marketing efforts are focusing on equipment for manufacturing optical coatings, flat panel displays, electronic and semiconductor components, and magnetic recording media.

          RESEARCH DIVISION. The Company is attempting to reduce its reliance on government contract revenues. It currently only applies for grants that relate directly to its existing business strategy and would involve expenditures that the Company would plan to make in pursuit of its objectives, regardless of the existence of a government contract. The only major government contract currently in process is the ATP contract described above. Under the terms of the ATP contract, the Company is reimbursed for 49% of qualifying expenditures. The
ATP Contract expires at the end of May 1997. If this contract is not either extended or replaced by another government contract and the Company is unsuccessful in locating other funding, R&D activity will have to be significantly curtailed.

COMPETITION

          ELECTRONIC BILLBOARDS. The Company believes that the proprietary version of the technology that the Company is planning to develop is superior to existing technology when combining the issues of brightness, cost, and image quality required for electronic billboards. Competing technologies include LEDs which have a grainy picture and do not allow certain colors to be viewed in direct sunlight, Incandescent bulbs that are high maintenance and result in poor graphics, Electromechanical systems that have poor image qualities, and Vacuum Fluorescent (VFD) which are used currently in large stadium displays, but are not considered cost effective for this application at the present time.

          The Company is unaware of any other organizations developing an electronic billboard using a version of this technology. However, this is an existing technology used in many applications. Competition from other manufacturers could develop at any time.

          DFE PRODUCTS. The short term focus in DFE products is the development of the DFEL to be used as the pixel light source in a large display. The light source is the most vital and costly part of a large display, accounting for approximately 25 - 30% of the cost of the display. Since the pixel light source directly equates to the visual quality and reliability of the display, the characteristics of the pixel light source are critical to a purchase decision. Competition for the Company's DFEL will come from other technologies. Following is a summary of some of those technologies and key differences.

LEDs (Light emitting devices) have long lifetimes and low operating costs. However, they are high priced initially and produce a grainy picture which can't be viewed in direct sunlight. VFDs (Vacuum Fluorescent) offer excellent picture quality and color, but they are extremely expensive to install and operate. Electromechanical displays have poor image quality and limited colors. Incandescent bulbs have high maintenance costs and poor graphics. LCDs are attractive because they have a long lifetime and an existing manufacturing base. It is expected however that the DFEL will provide wider viewing angles, a wider range of operating temperatures and higher brightness.

There are also other companies attempting to develop non diamond based FED technologies. It is the Company's opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the DFE technology. In addition, these companies are attempting to develop these technologies for use in computer screens rather than large display applications.

          MICROELECTRONICS PACKAGING AND BACK-END WAFER PROCESSING. DTO faces intense competition from companies having greater financial and marketing resources than DTO. Consequently, DTO is attempting to develop niche markets for its products and services. DTO is also seeking a strategic partner that would assist in the expansion of the business and participate in the construction of a high volume manufacturing facility when conditions support such a need.

          RESEARCH DIVISION. The greatest portion of the Company's business in the Research Division is obtained by competitive bidding, while some is sole source negotiation. The Company competes with major U.S. corporations from time to time; however, some of the competition comes from corporations which are similar in size to the Company. Technical capability, reputation, price, ability to meet delivery schedules and reliability are the principal competitive factors.

TECHNOLOGY AGREEMENTS

          MCC. The Company currently has three technology agreements with MCC. In 1993, the Company agreed to cross-license DFED-related technologies with MCC (the "Cross-License"). The Cross-License was amended in 1995 to provide that the Company is the exclusive licensee of the DFED-technology and the sole agent for sublicensing the technology. MCC also has the right to bring bonafide sublicensing candidates to the Company from time to time beginning in 1996; however, the Company can maintain exclusive rights by paying an exclusivity fee to MCC of $41,666 per month. MCC and the Company will share ownership of certain technology and royalties from the sublicense of such technology. MCC's share of sublicensing royalties will be 30%, with the Company retaining a 70% share. MCC has brought no sublicensing candidates to the Company as of yet. The Cross-License also provided that technology shared by SI Diamond with certain other joint venture partners may be excluded from joint ownership by MCC and the royalty sharing provisions. Additionally, the Company will owe MCC a royalty equal to .9% of sales of DFED-related products to third parties.

          In April 1995, the Company obtained from MCC worldwide non-exclusive licenses of back-end wafer processing and related technologies, including packaging, interconnect and rapid prototyping technologies. The Company will owe MCC a royalty ranging from .9% to 3% of sales to third parties, depending on the product sold, up to a maximum cumulative royalty of $2,000,000. Additionally, the Company is required to have paid a cumulative minimum royalty of $500,000 on or before December 31, 1997 and $1,000,000 on or before December 31, 2000. The Company has had only nominal sales of products subject to the royalty agreement. Cumulative royalties paid have not exceeded $25,000 through December 31, 1996.

          DIAGASCROWN. In February 1995, the Company entered into a series of agreements with DGC. Under the DGC agreements, the Company exchanged 600,150 shares of its Common Stock, 90,000 shares of Series C Preferred Stock which were converted into 900,000 shares of Common Stock, and warrants to purchase an additional 75,000 shares of Series C Preferred Stock for cash of $5 million and technology licenses. Additionally, the Company and DGC agreed to collaborate on the further development of DFED-related technology. The Company will be able to use the Russian technology on a royalty-free basis. All technology developed under the DGC collaboration will be owned jointly by the Company and DGC, although DGC has agreed to assign its interest to the Company. Consequently, the Company will have the sole authority to sublicense the technology obtained under the collaboration, should it elect to do so. (See Note 11 to the Consolidated Financial Statements). The Company has committed to perform $2.5 million in research and development in Russia through February 1997. According to its internal records, the Company has spent approximately $2,000,000 on this research through December 31, 1996. Further spending in Russia has been temporarily halted pending agreement as to the nature and amount of services to be performed in Russia for the remaining balance to be spent under the original agreement. This research can be in the form of travel and service performed by the Company's employees or representatives in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays.

          PHILIPS. In July 1995, the Company and Philips entered into a technology cooperation agreement under which Philips agreed to provide $10 million of development support over the next two years to accelerate commercialization of the Company's DFED. Under the terms of the agreement, each of Philips and SI Diamond committed at least $5 million per year for two years to the joint effort. The commitment could include in-kind contributions or cash. Philips and the Company agreed to jointly conduct certain research concerning the DFED. In October 1996 this agreement was terminated by mutual agreement of the parties with no ongoing commitment by either party to the agreement. No cash was paid either by or to either party in connection with this agreement, nor were any technology rights granted either by or to either party in connection with this agreement.

          ADDVENT. In May 1995, the Company entered into the ADDVent joint venture agreement with another electronics manufacturer to develop a 10-inch field emission display under the ATP administered by NIST. The ATP contract provides for $7.0 million in expenditures from 1995 through 1997 by the Company, to be funded 49% by NIST. Under the ATP, the Company will own the rights to the technology, subject to the license rights of the United States government and the rights of its partner to own the high-voltage driver which it develops under the ATP and which its partner has agreed to supply the Company. The Company's right to its partner's driver shall be exclusive for a period of two years following acceptance by the Company of its partner's driver design. The project is being managed by the Company and the majority of the expenditures made under the this program are being made by the Company.

PATENTS AND PROPRIETARY RIGHTS

          An important part of the Company's product development strategy is to seek, when appropriate, protection for its products and proprietary technology through the use of various United States and foreign patents and contractual arrangements.

          The Company owns twelve issued patents, 4 allowed patents, and has twenty patent applications pending in the United States. The Company also several patent applications in process. In addition, the Company is exclusively licensed by MCC under six issued patents, five allowed applications and twenty pending applications, all in the United States. The patents, allowances and applications relate to the DFED, coatings services and systems and other technologies. The Company has non-exclusive licenses from MCC under 144 patents and allowances and six pending applications in the United States, all of which relate to DTO's operations. In addition, there are foreign counterparts to certain United States patents and applications.

          The patenting of technology-related products and processes involves uncertain and complex legal and factual questions and, to date, no consistent policy has emerged regarding the breadth of claims of such technology patents. Therefore, there is no assurance that the Company's and MCC's pending United States and foreign applications will issue or what scope of protection any issued patents will provide or whether any such patents ultimately will be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. Interference proceedings, to determine priority of invention, also could arise in any of the Company's or MCC's pending patent applications. The costs of such proceedings would be significant and an unfavorable outcome could result in the loss of rights to the invention at issue in the proceedings. If the Company or MCC fails to obtain patents for its technology and is required to rely on unpatented proprietary technology, no assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and techniques or otherwise gain access to the Company's proprietary technology.

          Competitors have filed applications for or have been issued patents and may obtain additional patent and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, those of the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but they may limit the Company's ability to market its products. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against the Company for patent infringement, a challenge in the suit by the Company to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to the Company would he available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of the Company's interest in the affected products. Should the Company elect to manufacture or market these products without a license or a favorable determination as to the invalidity of these patents, damages could result which could be materially adverse to the Company. Further, failure to obtain a license could result in an injunction prohibiting the Company from manufacturing or selling the affected lines of products.

          The Company also relies upon unpatented trade secrets and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to its unpatented trade secrets.

          The Company requires its employees, directors, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can he no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

          The Company's products will be subject to extensive government regulation in the United States and in other countries. In order to produce and market its existing and proposed products, the Company must satisfy mandatory safety standards established by the U.S. Occupational Safety and Health Administration ("OSHA".), pollution control standards established by the U.S. Environmental Protection Agency ("EPA") and comparable state and foreign regulatory agencies. The Company may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. The Company does not believe that its DFE products will present any significant occupational risks to the operators of such equipment. In addition, the DFE products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures. Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company and its products. Additionally, the Company's arrangements with its customers and affiliates may subject its products to export and import control regulations of the U.S. and other countries.

          A significant portion of the Company's revenues consist of earnings under U.S. government contracts. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. The Company is, and in the future expects to be, audited by the government. The Company's ATP program is required to be audited in accordance with NIST standards. The Company expects the results of this audit to have no material impact on the Company.

EMPLOYEES

          As of March 15, 1996, the Company had 61 full-time employees, including four executive officers. Within the next twelve months, the Company expects to hire additional employees, if business conditions or funded research needs support the need for additional employees. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.

                               EXECUTIVE OFFICERS

        The names of executive officers of the Company and certain information with respect to each of them are set forth below.

 -------------------------------------------------------------------------------
   Name                    Age       Position
 -------------------------------------------------------------------------------
   Marc W. Eller           41        Chairman and Chief Executive Officer
   Zvi Yaniv               48        President and Chief Operating Officer
   Douglas P. Baker        40        Vice President and Chief Financial Officer
   Trey Fecteau            44        Senior Vice President and Secretary
   Howard K. Schmidt       38        Vice President
 -------------------------------------------------------------------------------

          Marc W. Eller has served as the Company's Chief Executive Officer since July 29, 1996. Mr. Eller is Chairman of the Board of Directors and has been a Director since November, 1995. Mr. Eller co-founded BEG Enterprises, Inc. in 1989 and has been its Vice President since that date. For the past five years, Mr. Eller has been involved in commercial real estate investment and in investment banking activities for publicly traded companies. Mr. Eller has a B.A. degree in Economics.

          Dr. Zvi Yaniv has served as the Company's President and Chief Operating Officer since July 29, 1996. Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company in May, 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of OIS Optical Imaging Systems Inc., a supplier of flat panel color liquid crystal displays to the avionics and defense industries.

          Douglas P. Baker has been Vice President and Chief Financial Officer since June 17, 1996. Mr. Baker is a C.P.A and has both a B.B.A and a M.B.A. Immediately prior to joining SI Diamond Technology, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. Mr. Baker also has experience in public accounting and as CFO of a privately held Company.

          Trey Fecteau became Senior Vice President and Secretary of the Company on July 29, 1996. Prior to that he had been Director of Corporate Communications of the Company since January 1996. Previously, he was a consultant, an institutional securities broker for nine years, and an institutional investment adviser specializing in financial institutions and pension funds.

          Howard K. Schmidt served as the Company's President and Chief Executive Officer until July 29, 1996. From July 29, 1996 until his resignation February 28, 1997, Dr. Schmidt was Vice President of Research and Development. Dr. Schmidt has served as a member of the Company's Board of Directors since inception. Dr. Schmidt holds a Ph.D. in Chemistry from Rice University.

ITEM 2. PROPERTIES

          The Company currently occupies 22,000 square feet in a leased facility in Austin, Texas. The monthly rental is approximately $17,000. (See Note 11 to the Consolidated Financial Statements). In addition, DTO leases an adjacent 28,000 square foot fabrication and clean room facility in Austin for a monthly rental of approximately $23,000. The Company also leases a 7,700 square foot laboratory and storage facility previously occupied by its now closed industrial coatings business. This space is rented from an unaffiliated landlord for a monthly rental of $2,842. Approximately 50% of this space has been subleased to an unaffiliated Company. The Company believes that these facilities will be adequate for its anticipated research and manufacturing activities until additional products or alternative applications are developed. If and when such additional products or alternative applications are developed, the Company may be required to establish additional manufacturing facilities or enter into manufacturing agreements with others.

ITEM 3. LEGAL PROCEEDINGS

          On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time. Although there is uncertainty associated with any litigation, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cashflow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock, $0.001 par value (the "Common Stock") is traded on the Boston and Pacific Stock Exchanges under the symbol "SDI", and is also traded via the National Association of Securities Dealers Automated Quotation (NASDAQ) system in the Small Cap Market under the symbol "SIDT". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Common Stock as reported by the NASDAQ system. These NASDAQ quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                        HIGH        LOW
1995
               First Quarter........................................    $ 7.88      $ 5.88
               Second Quarter.......................................    $ 7.94      $ 6.25
               Third Quarter........................................    $10.00      $ 6.88
               Fourth Quarter.......................................    $ 8.88      $ 6.38

1996           First Quarter........................................    $ 8.18      $ 6.38
               Second Quarter.......................................    $ 7.62      $ 3.69
               Third Quarter........................................    $ 3.88      $ 1.25
               Fourth Quarter.......................................    $ 2.88      $ 1.12
1997
               First Quarter (through March 21, 1997)...............    $ 2.06      $ 1.16

          On March 21, 1997, the closing sale price for the Common Stock as reported on the NASDAQ system was $1.1875 As of March 21, 1997, there were approximately 3,111 record holders of Common Stock.

          The Company has never paid cash dividends on its Common Stock, nor does it have any plans to pay dividends. Its board of directors currently intend to invest future earnings, if any, to finance expansion of its business. Any payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements, and other factors deemed relevant by its board of directors. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should assist in an understanding of the Company's financial position and results of operations for the years ended December 31,1996 and 1995. The Notes to Consolidated Financial Statements of the Company included elsewhere herein contain detailed information that should be referred to in conjunction with this discussion.

                                    OVERVIEW

          Throughout 1996, the Company continued its efforts to move from a contract research and development organization toward commercial viability. Commercial revenues have largely resulted from the production and sale of coating systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron") and the manufacture and assembly of high density electronics at Diamond Tech One, Inc. ("DTO"). The Company implemented a Company wide reorganization in May 1996 which resulted in a work force reduction of about 45%. In connection with this reorganization, the Company closed its commercial coating operation and that subsidiary, SIDT Coatings, Inc. is now inactive. The Company also relocated its corporate headquarters to Austin to consolidate its operations geographically. The Company continued its expenditures and efforts in 1996 for the development of its DFE technology. Overall R&D expenditures declined as the Company focused its research on those areas with the highest probability of yielding commercially viable products in the near future. Company sponsored research and development expenses in the DFE technology product area should continue (See
Note 1 to the Consolidated Financial Statements). Plasmatron's sales for 1996 increased as compared to 1995, but it is not yet at profitable levels. Management has continued to increase the selling and marketing efforts for Plasmatron's product lines in an effort to improve the sales performance and expects Plasmatron to be profitable in 1997. During 1996 a complaint was filed by a customer of Plasmatron's related to an item of equipment delivered in 1993, prior to the Company's ownership of Plasmatron. Management believes that Plasmatron has meritorious defenses to the claim and that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position and results of operations. (See Note 11 to the Consolidated Financial Statements). 1996 was Diamond Tech One's ("DTO") first full year of operation as a subsidiary of the Company. In 1996, DTO increased its revenues over its annualized 1995 revenues, but continued to operate at a loss. DTO continues to work on increasing sales and reducing costs and expects to reach break-even on a monthly basis in the 3rd quarter of 1997 if its plans are successful.

                             RESULTS OF OPERATIONS

          1996 Compared to 1995. The Company earned $5,772,620 in revenues during 1996, as compared with $3,042,942 during 1995. Commercial sales were $2,903,835 for 1996 compared to $2,033,276 for 1995. The 1995 commercial revenues only include revenues from DTO for the eight months that it was owned by the Company. Such revenues were $772,920 in 1995. The majority of the Company's commercial revenues are from the production under equipment contracts through the Company's subsidiary, Plasmatron and the manufacture and assembly of high density electronic products by DTO. Plasmatron's revenues are being recognized on a percentage of completion basis and totaled approximately $1,400,000 in 1996. Plasmatron's commercial backlog was approximately $289,000 at December 31, 1996. Not included in Plasmatron's backlog amount above are contracts totaling approximately $900,000 which were signed subsequent to December 31, 1996. DTO's revenues are recognized when the product is shipped or services completed and totaled approximately $1,488,000 in 1996. DTO's commercial backlog was approximately $360,000 at December 31, 1996 and $480,000 at February 28, 1997. Contract research revenues for 1996 were $2,868,785 compared to $1,009,666 for 1995. At December 31, 1996, the Company had a research backlog of $1,050,000 in anticipated future revenues from its existing contracts, as compared with a backlog of $2,743,000 at December 31, 1995. The reduced backlog and increased contract revenue amounts both resulted from spending in 1996 under the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the third quarter of 1995. The entire research backlog relates to this contract. The Company has applied for additional research grants, but expects contract research revenues to decline in 1997 as the NIST contract is completed and the focus shifts to commercialization of the Company's products. The Company's ability to perform the research on its backlog and any new awards should not require significant addition of personnel.

          For 1996, the Company's costs of sales were $5,317,186 resulting in a margin of 8% as compared with $3,413,623 and a margin of negative 12% during 1995. This improvement in margin resulted primarily from the increase in commercial revenues at the Plasmatron and DTO subsidiaries. The low margin for the Company results from the significant amount of revenue derived by the Company from government contracts which generally have little or no margin. In addition, both the Plasmatron and DTO subsidiaries are operating significantly below capacity which results in lower margins because of the lower sales volumes available to absorb fixed overhead costs. The Company's selling, general and administrative expenses increased from $5,328,310 in 1995 to $6,924,068 in 1996. This increase is the primarily the result of a higher level of fund raising activity, a $450,000 contract settlement, and a $400,000 loss on the settlement of a note receivable. The Company expects these costs to be significantly reduced in 1997. Company sponsored research and development expenses declined in 1996 to $6,185,943 from $8,726,355 in 1995. The decrease is a result of the Company's curtailment of research expenditures that were unrelated to the Company's primary business strategies. Research and Development in 1995 also included a charge of $900,000 related to the technology acquired in the DiaGasCrown, Inc. transaction. This valuation was based on an assessment of potential uses of the licenses and other rights as well as the stock price relative to its market value. The Company determined that the technology acquired was in process research and development and charged the $900,000 to research and development expense for 1995. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of its DFE technology. The Company has applied for additional government grants and is seeking a strategic partner to fund this continued research. If the Company is unsuccessful in obtaining this funding, it will be forced to raise additional capital through debt or equity financing or substantially reduce the level of R&D spending.

          In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share" and No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising previous disclosure requirements. SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. Both statements are effective for periods ending after December 15, 1997. Management has not yet determined the impact that SFAS No. 128 will have on earnings per share, and there are no changes in disclosures associated with adoption of SFAS No. 129.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, encourages but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has decided not to adopt the fair value based method of accounting for its stock-based incentive plans, but rather will disclose in a footnote to the financial statements what the effect of adopting SFAS No. 123 would have been.

                              FINANCIAL CONDITION

          At December 31, 1996, the Company had cash and cash equivalents in the amount of $16,290 as compared with cash and cash equivalents of $293,593 at December 31, 1995. This decrease in cash is primarily a result of the significant operating losses incurred by the Company's, offset by substantial equity funding. Throughout 1995 and 1996, the Company has continued to raise additional funds through equity and debt funding. Based on the developmental stages of the Company's technology, additional equity or other financing will likely be necessary in the future. If all of the Company's warrants outstanding as of December 31, 1996, were exercised, the Company would collect proceeds in excess of $9,000,000. (See Note 9 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaling $100,000 have been received in 1997, however, the Company has no assurance or expectation that any of the remaining warrants will be exercised in 1997.

          In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. The Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January 1996. Additionally, since the registration statement which was demanded by the written request of such shareholders was not declared effective within ninety (90) days following such demand, each of those shareholders were issued warrants to purchase additional shares of the Company's Common Stock in an amount equivalent to 10 % of the number of shares purchased (28,792 shares in the aggregate) by each shareholder in the December 1995 offering. The warrants are exercisable for three years from the date of issuance at a price of $6.30 per share of Common Stock.

          In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, $9,568,000 was recorded as subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares of Series E Preferred. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of $11,900,000 to the Company less expenses of approximately $1,631,000. Additionally, the Company issued warrants to purchase 144,792 shares of common stock as described in Note 9. The Series E Preferred is noncumulative. It has a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and is entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis. Each share of Series E Preferred Stock is convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series E Preferred Stock (the "Issue Price") plus an amount equal to 8% of the issue price per annum from the date the escrow agent first had in its possession the funds representing payment of the Series E Preferred Stock to the conversion date by (ii) the conversion price, which is the lesser of $1.875 (the "Low Fixed Conversion Price") or 85% of the average Closing Bid Price of the Company's Common Stock for the five (5) trading days immediately preceding the Date of conversion for one-third (1/3) of the shares (the "Low Fixed Preferred Shares") of Series E Preferred held by a holder as of January 16, 1997 or (y) the lesser of $3.00 (the "High Fixed Conversion Price") or 85% of the average Closing Bid Price of the Company's Common Stock for the five (5) trading days immediately preceding the Date of Conversion for the remaining two-thirds (2/3) of the shares (the "High Fixed Preferred Shares") of Series E Preferred held by a Holder as of January 16, 1997, provided, however, that the High Fixed Conversion Price applicable to the High Fixed Preferred Shares shall be reduced from $3.00 to $2.75 after April 15, 1997, if the arithmetic average of the Closing Bid Price of the Company's Common Stock for the five trading day period immediately preceding April 1, 1997 is less than $3.00.

In October 1996, DTO, a subsidiary of the Company, issued notes payable totaling $1,000,000. These notes bear interest at a rate of 15%, payable quarterly. The principal balance is due June 1, 1997. In connection with these notes, the Company also issued 200,000 warrants enabling the holder to purchase shares of the Company's Common Stock at a price of $1.00 per share. 100,000 of these warrants have been exercised through March 21, 1997. The notes are collateralized by the assets of the subsidiary and guaranteed by the Company.

In February 1997, the Company closed an offering of Eight Percent (8%) Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Convertible Debentures, each with a face amount of $555,555. The second debenture is to be issued within 60 days of issuance of the first debenture. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. The Company may elect to pay interest payments in either cash or common stock as described below.

At the option of the holder, the outstanding principal amount of the Debentures (including accrued interest payments at the election of the Company) shall be convertible, in whole or in part, into the Common Stock of the Company ("Conversion Shares") at any time after sixty (60) days from the date the Debentures were issued until such time as the Debentures are paid or converted into the Company's Common Stock. For purposes of determining the number of Conversion Shares to be issued to the holder upon any such conversion, the price of each of the Conversion Shares shall conclusively be deemed to be seventy-five percent (75%) of the average of the closing bid price of a share of the Company's Stock on the NASDAQ Small Cap Market for the ten consecutive trading days immediately prior to the conversion date.

In March 1997 the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "March 1997 Offering") for 1700 shares of its Series F Convertible Preferred Stock ("Series F Preferred"). The Series F Preferred has a par value of $1 and a stated value of $1,000. The Company received net proceeds of $1,527,500 which represented gross proceeds of $1,700,000 less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F Preferred is convertible into that number of shares of Common Stock determined by dividing
(i) the original issue price of the Series F Preferred Stock (the "Issue Price") plus an accretion amount equal to 4% of the issue price per annum from the issue date of the Series F Preferred Stock until the conversion date by (ii) the conversion price. The conversion price is the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F Preferred bears no dividends and holders of the Series F Preferred have no voting power, except in certain circumstances as required by Texas state law.

Pursuant to the terms of the March 1997 Offering, the Company shall use its best efforts to have a registration statement declared effective no later than June 9, 1997 covering all shares of common stock issuable or issued upon conversion of the Series E Preferred Stock to such shareholders. If the registration statement is not declared effective by the due date as a result of the Company's failure to file such registration timely or failure to diligently strive to have such registration statement declared effective by the due date, the Company shall pay to the holders of the Series F Preferred an amount equal to one and one-half percent (1.5%) per month of the aggregate amount of Series F Preferred sold in the March 1997 Offering. Such payment would accrue daily and compound monthly until such time as the registration statement is declared effective.


          Cash required by operating activities was $11,883,368 for 1996 compared to $10,404,408 for 1995. The increase in the requirement of cash flows was primarily a result of a the need for increased working capital to support the Company's operating subsidiaries including a higher level of accounts receivable, inventories, and billings in excess of costs and estimated earnings in 1996 than in 1995. In addition, the 1995 loss, while similar in total included a higher level of noncash charges than in 1995.

          Cash provided by investing activities for 1996 was $60,980 as compared to cash required of $3,054,393 for 1995. The requirement in 1995 was primarily a result of capital expenditures in connection with the April 1995 acquisition of machinery and equipment associated with MCC's display and electronics fabrication facility, capital expenditures related to increasing capacity and production scale-up at Coatings, and the purchase of the building and land used by the Company's corporate and research departments. The cash provided in 1996 came from the sale of the building and land formerly used as the Company's corporate headquarters and the sale of equipment formerly used by the coatings group. Only equipment with general alternative uses has been capitalized. Certain other specialized equipment has been expensed as research and development. No material commitments exist as of December 31, 1996 for future purchases of Capital assets.

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

          The principal source of the Company's liquidity has been the funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised. In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities. The Company may seek to increase its liquidity through bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

                                    OUTLOOK

          It is anticipated that losses will continue throughout 1997 as the Company continues to fund the development of its DFE technology and its electronic billboard. Increased commercial revenues are anticipated in the Company's DTO and Plasmatron subsidiaries; however, they will not be sufficient to offset the planned research and development efforts and selling, general and administrative expenses. Sales from the DFE products or the electronic billboard are not anticipated in 1997. Full commercial development of the Company's DFE technology and electronic billboard will require additional funds that may not be available at terms acceptable to the Company. Should the Company be unable to obtain acceptable additional debt or equity financings, management intends to reduce the level of internally funded research and development. Management believes that the capital raised to date will be adequate to fund the Company's operations and current developmental funding plans for approximately 2-3 months. Management is in the process of seeking additional funding and has developed a plan to reduce expenses to enable it to continue operations at the planned level for a period of 12-18 months. This plan is primarily dependent on increasing revenues and raising additional funding through a strategic partner, debt offerings, or equity offerings.

                           SEASONALITY AND INFLATION

          SI Diamond's business is not seasonal in nature. Management believes that SI Diamond's operations have not been affected by inflation.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.


CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants...............................................  17

Consolidated Balance Sheets - December 31, 1996 and 1995........................  18

Consolidated Statements of Operations - Years Ended December 31, 1996 and 1995..  19

Consolidated Statements of Stockholders' Equity - Years Ended December 31,
   1996 and 1995................................................................  20

Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995..  24

Notes to Consolidated Financial Statements......................................  25


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of SI Diamond Technology, Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of SI Diamond Technology, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has relied on capital raised through offerings of common and preferred stock to fund its operations and has experienced operating losses. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future. As of March 27, 1997, the Company has not yet achieved profitability, has a working capital deficit and must obtain additional capital to fund its ongoing operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.

Austin, Texas
March 27, 1997

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                                                 DECEMBER 31,
                                                                         ----------------------------
                                                                             1996           1995
                                                                         -------------  -------------
Current assets:
   Cash and cash equivalents...........................................  $     16,290   $    293,593
   Restricted cash.....................................................        37,226        259,880
   Accounts receivable, trade..........................................       934,564        283,614
   Stock subscriptions receivable......................................           ---      9,583,750
   Notes receivable....................................................        15,000        400,000
   Inventory...........................................................       329,643         55,962
   Costs and estimated earnings in excess of billings
    on uncompleted contracts...........................................       584,770        300,485
   Prepaid expenses and other assets...................................       136,693         91,504
                                                                         ------------   ------------
      Total current assets.............................................     2,054,186     11,268,788
Property, plant and equipment, net.....................................     3,143,510      4,803,621
Intangible assets, net.................................................       423,563        788,530
Other assets, net......................................................           ---         36,766
                                                                         ------------   ------------
      Total assets.....................................................  $  5,621,259   $ 16,897,705
                                                                         ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................................  $  2,647,487   $    863,048
   Bank Line of Credit.................................................        30,000            ---
   Notes payable.......................................................       961,222        862,513
   Capital lease obligations...........................................        71,061        190,326
   Accrued Liabilities.................................................     1,210,427      2,305,315
   Billings in excess of costs and estimated earnings
    on uncompleted contracts...........................................         9,875         49,891
                                                                         ------------   ------------
      Total current liabilities........................................     4,930,072      4,271,093
Notes payable, long-term...............................................           ---         86,687
Capital lease obligations, long-term...................................           ---         77,422
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value, 2,000,000 shares authorized;
    Series A Convertible Preferred, 100 shares issued and out-
     standing at December 31, 1996 and 1995
     ($100,000 aggregate liquidation preference).......................           100            100
    Series E Convertible Preferred, 646 shares issued and outstanding at December 31, 1996 ($6,973,241 aggregate liquidation
     preference).......................................................           646            ---
   Common Stock, 120,000,000 shares authorized, $.001 par value,
    13,126,083 shares issued and outstanding at December 31, 1996;
    10,858,889 shares issued and outstanding at December 31, 1995......        13,126         10,859
   Additional paid-in capital..........................................    45,412,283     34,681,872
Preferred stock subscribed but unissued at December 31, 1995...........            --      8,905,072
Accumulated deficit....................................................   (44,705,442)   (30,991,571)
Unearned compensation..................................................       (29,526)      (143,829)
                                                                         ------------   ------------
      Total stockholders' equity.......................................       691,187     12,462,503
                                                                         ------------   ------------
      Total liabilities and stockholders' equity.......................  $  5,621,259   $ 16,897,705
                                                                         ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEAR  ENDED
                                                         DECEMBER 31,
                                                -----------------------------
                                                    1996            1995
                                                -------------  --------------

Revenues......................................  $  5,772,620    $  3,042,942

Cost of sales.................................     5,317,186       3,413,623
Selling, general and administrative expenses..     6,924,068       5,328,310
Research and development......................     6,185,943       8,726,355
                                                ------------    ------------
          Operating costs and expenses........    18,427,197      17,468,288

          Loss from operations................   (12,654,577)    (14,425,346)

Other income (expense):
     Loss on impairment of assets.............      (850,000)            ---
     Loss on disposal of assets...............      (350,000)            ---
     Other income, net........................       145,571          35,490
                                                ------------    ------------

          Net loss............................  $(13,709,006)   $(14,389,856)
                                                ============    ============

Less preferred stock dividend.................    (1,700,709)            ---
                                                ------------    ------------

Net loss applicable to common stockholders....  $(15,409,715)   $(14,389,856)
                                                ============    ============

          Net loss per common share             $      (1.30)    $     (1.52)
                                                ============    ============

Average common shares outstanding                 11,864,672       9,479,610
                                                ============    ============



   The accompanying notes are an integral part of the consolidated financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              PREFERRED   PREFERRED
                                STOCK       STOCK     COMMON STOCK  COMMON STOCK     ADDITIONAL
                                SHARES      AMOUNT       SHARES        AMOUNT     PAID-IN CAPITAL
                              ----------  ----------  ------------  ------------  ----------------
Balance, January 1, 1996            100      $  100     10,858,889       $10,859      $34,681,872

Stock options exercised             ---         ---         27,600            28           16,368

Issuance of Series E
 preferred stock for cash         1,190       1,190            ---           ---       10,316,532

Conversion of Series E
 preferred stock into
 common stock                      (542)       (542)     2,239,594         2,239           (1,697)

Redemption of Series E
 preferred stock for cash            (2)         (2)           ---           ---          (20,000)

Issuance of warrants in
 connection with debt               ---         ---            ---           ---          200,000

Repricing of warrants               ---         ---            ---           ---          450,000

Recognition of unearned
 compensation                       ---         ---            ---           ---          (87,866)

Payment of contingent
 costs related to prior
 equity offerings                   ---         ---            ---           ---         (142,926)

Net Loss                            ---         ---            ---           ---              ---
                                  -----      ------     ----------       -------      -----------

Balance, December 31, 1996          746      $  746     13,126,083       $13,126      $45,412,283
                                  =====      ======     ==========       =======      ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)

                                     PREFERRED
                                       STOCK
                                 SUBSCRIBED BUT  ACCUMULATED      UNEARNED
                                     UNISSUED      DEFICIT      COMPENSATION      TOTAL
                                ---------------  ------------   ------------   ------------
Balance, January 1, 1996           $  8,905,072  $(30,991,571)     $(143,829)  $ 12,462,503

Stock options exercised                     ---           ---            ---         16,396

Issuance of Series E
 preferred stock for cash            (8,905,072)          ---            ---      1,412,650

Conversion of Series E
 preferred stock into
 common stock                               ---           ---            ---            ---

Redemption of Series E
 preferred stock for cash                   ---        (4,865)           ---        (24,867)

Issuance of warrants in
 connection with debt                       ---           ---            ---        200,000

Repricing of warrants                       ---           ---            ---        450,000

Recognition of unearned
 compensation                               ---           ---        114,303         26,437

Payment of contingent
 costs related to prior
 equity offerings                           ---           ---            ---       (142,926)

Net Loss                                    ---   (13,709,006)           ---    (13,709,006)
                                            ---  ------------      ---------   ------------

Balance, December 31, 1996       $          ---  $(44,705,442)     $ (29,526)  $    691,187
                                ===============  ============   ============   ============



   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -  (CONTINUED)

                              PREFERRED   PREFERRED
                                STOCK       STOCK     COMMON STOCK  COMMON STOCK    ADDITIONAL
                                SHARES      AMOUNT       SHARES        AMOUNT     PAID-IN CAPITAL
                              ----------  ----------  ------------  ------------  ---------------
Balance, January 1, 1995            100    $    100      7,368,295   $     7,368   $   19,914,440

Stock warrants exercised            ---         ---         81,500            82          103,798

Stock options exercised             ---         ---         86,085            86          174,725

Issuance of common
 and Series C preferred
 stock for cash                  90,000      90,000        600,150           600        5,692,681

Conversion of Series C
 preferred stock into
 common stock                   (90,000)    (90,000)       900,000           900           89,100

Issuance of common
 stock for cash                     ---         ---      1,585,786         1,586        7,372,952

Issuance of common stock
 to maintain exclusive
 rights to technology
 under MCC agreement                ---         ---        223,256           223          996,284

Issuance of common stock
 in partial payment
 of building purchase               ---         ---         13,817            14           69,524

Recognition of unearned
 compensation                       ---         ---            ---           ---          268,368

Subscription received on
 Series E preferred stock           ---         ---            ---           ---              ---

Net Loss                            ---         ---            ---           ---              ---
                                -------    --------     ----------       -------      -----------
Balance, December 31, 1995          100    $    100     10,858,889       $10,859      $34,681,872
                                =======    ========     ==========       =======      ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)


                              Preferred
                                Stock
                              Subscribed But  Accumulated      Unearned
                               Unissued          Deficit     Compensation      Total
                              --------------  ------------   ------------   ------------
Balance, January 1, 1995      $          ---  $(16,601,715)    $  (42,356)  $  3,277,837

Stock warrants exercised                 ---           ---            ---       103,880

Stock options exercised                  ---           ---            ---       174,811

Issuance of common
 and Series C preferred
 stock for cash                          ---           ---           ----     5,783,281

Conversion of Series C
 preferred stock into
 common stock                            ---           ---            ---           ---

Issuance of common
 stock for cash                          ---           ---            ---     7,374,538

Issuance of common stock
 to maintain exclusive
 rights to technology
 under MCC agreement                     ---           ---            ---       996,507

Issuance of common stock
 in partial payment
 of building purchase                    ---           ---            ---        69,538

Recognition of unearned
 compensation                            ---           ---       (101,473)      166,895

Subscriptions received on
 Series E preferred stock          8,905,072           ---            ---     8,905,072

Net Loss                                 ---   (14,389,856)                 (14,389,856)
                                  ----------   -----------    -----------  ------------
Balance, December 31, 1995       $ 8,905,072  $(30,991,571)   $  (143,829) $ 12,462,503
                                  ==========   ===========    ===========  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                 1996            1995
                                                            --------------  --------------
Cash flows from operating activities:
 Net Loss.................................................   $(13,709,006)  $( 14,389,856)
Adjustments to reconcile net loss to net
   cash used in operating activities:
 Non-cash compensation of employees and consultants
   upon issuance and forfeiture of common stock...........         26,436         166,895
 Revaluation of stock warrants............................        450,000             ---
 Loss on impairment of assets.............................        850,000             ---
 Loss on settlement of note receivable....................        400,000             ---
 Non-cash research and development........................            ---         900,000
 Depreciation and amortization expense....................      1,062,192         955,911
 Loss on disposal of fixed assets.........................        101,906             ---
 Services provided for payment of MCC notes...............       (482,092)       (336,585)
 Contract payment through issuance of stock...............            ---       1,000,000
 Changes in assets and liabilities:
   Accounts receivable, trade.............................       (650,950)        631,361
   Notes receivable.......................................        (15,000)       (400,000)
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................       (284,285)        (99,152)
   Inventory..............................................       (273,681)            ---
   Prepaid expenses and other assets......................         (8,423)         (8,645)
   Accounts payable.......................................      1,784,439         (77,531)
   Accrued expenses.......................................     (1,094,888)      1,508,998
 Billings in excess of costs and estimated earnings on
   uncompleted contracts..................................        (40,016)       (255,804)
                                                             ------------   -------------
    Total adjustments.....................................      1,825,638       3,985,448
                                                             ------------   -------------
   Net cash used in operating activities..................    (11,883,368)    (10,404,408)
                                                             ------------   -------------
Cash flows from investing activities:
 Capital expenditures.....................................       (579,873)     (2,765,942)
 Proceeds from sale of equipment..........................        640,853             ---
 Expenditures for intangible and other assets.............            ---        (288,451)
                                                             ------------   -------------
   Net cash provided  by (used in) investing activities...         60,980      (3,054,393)
                                                             ------------   -------------

Cash flows from financing activities:
 Proceeds from notes payable..............................      1,041,500         391,605
 Repayment of notes payable...............................       (564,072)       (496,762)
 Redemption of Series E preferred shares..................        (24,867)            ---
 Proceeds from issuance of preferred and common stock.....     10,869,870      12,791,102
 Financing costs related to stock issuance................            ---        (360,775)
 Restricted cash..........................................        222,654        (259,880)
                                                             ------------   -------------
Net cash provided by financing activities................      11,545,085      12,065,290
                                                             ------------   -------------
Net decrease in cash and cash equivalents................        (277,303)     (1,393,511)
Cash and cash equivalents, beginning of year.............         293,593       1,687,104
                                                             ------------   -------------
Cash and cash equivalents, end of year....................   $     16,290   $     293,593
                                                             ============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

   SI Diamond Technology, Inc. and Subsidiaries (the "Company" and "SIDT") are engaged in the manufacture of coating equipment and the assembly of high density
electronics.   Additionally, the Company performs contract research and
development of advanced scientific applications for governmental customers and is in the early stages of commercialization of several products to utilize its proprietary man-made diamond technologies. The Company is performing significant research and development related to its Diamond-based Field Emission Lamp ("DFEL").

   As indicated in the accompanying consolidated statements of operations, the Company experienced operating losses in 1996 and 1995. During 1993 through March 1997, the Company completed its initial public offering and a series of offerings, raising proceeds of approximately $42.6 million, net of issuance costs (See Note 7). Management believes that the capital raised will be adequate to fund the Company's operations and current developmental funding plans for approximately three to four months. The Company is currently seeking joint venture partners to enable the commercialization of several of its technologies and fund a portion of the ongoing operations and development cost. There is no assurance that such joint venture partners will be available or that commercialization will result in income from operations. Furthermore, full commercial development of the Company's DFEL technology may require additional funds that may not be available at terms acceptable to the Company.

   A substantial portion of the Company's research and development is funded through U.S. Government agency sponsorship. Funding under the Company's major government grant expires in May 1997. The Company has applied for an extension to this grant and additional grants. Should this extension be denied or no new grants received, the Company has the ability to suspend research and development projects until it can obtain the necessary financing. Any such delay or termination would have a material impact on the amount of funded research and development performed by the Company.

   The principal source of the Company's liquidity has been from the funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised. As previously mentioned, the Company is currently seeking joint venture partners to fund a portion of the ongoing operating and research and development cost. In the event that the Company is unsuccessful in finding a joint venture partner, the Company may seek to sell additional debt or equity securities. The Company may also seek to increase its liquidity through additional bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SDI Acquisition Corp., Plasmatron Coatings and Systems, Inc. ("Plasmatron"), SIDT Coatings, Inc. ("Coatings"), Diamond Tech One, Inc. ("DTO") and Northlight Displays, Inc. ("Northlight"), after the elimination of all significant intercompany accounts and transactions. In January 1997, the Company incorporated two new subsidiaries, each designed to focus on commercialization of a specific segment of the Company's ongoing research and development.

Contract revenues and technology rights

   A significant portion of the Company's revenues consists of earnings under agreements to perform research and development for others, primarily U.S. federal government agencies. The agreements with federal government

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes. The Company retains all other rights to use, further develop and commercialize the technology.

   Revenues under long-term research and development agreements and contracts to manufacture coating equipment are recorded under the percentage of completion method, wherein costs and estimated gross margin are recorded as the work is performed. Costs include direct engineering and manufacturing costs, applicable overheads and special tooling and test equipment. Estimated gross margin provides for the recovery of allocable research, development (including bid and proposal), marketing and administration costs and for accrued income. Accrued income is based on the percentage of estimated total income that incurred direct labor costs to date bear to estimated total direct labor costs after giving effect to the most recent estimates of cost and funding at completion. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting in the current period earnings applicable to performance in prior periods. When the current contract estimate indicates a loss, provision is made for the total anticipated loss. In accordance with these practices, contracts in process are stated at cost plus estimated profit but not in excess of realizable value.

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

Property, plant and equipment

   Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years, or the lease term for leasehold improvements, if less. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Intangible assets

   The Company has applied to obtain certain United States patents, which are currently pending. Certain patent costs, which consist primarily of legal fees, have been capitalized and will be amortized using the straight-line method over the useful lives of the patents (5 years), if approved. If such patents are rejected, the costs will be expensed at the date of rejection. Costs in excess of fair value of assets acquired, stated at cost, are being amortized using the straight-line method over 7.5 years. Organization costs, stated at cost, representing the costs of establishing DTO, are amortized using the straight-line method over five years.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

   At each balance sheet date, the Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible. If an indicator of impairment is present, the Company compares the projected undiscounted operating income for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating income for the next ten years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset of the fair value, as determined, is charged to impairment loss. In connection with this policy, the Company charged to impairment loss, approximately $269,000 to write off the remaining net organization costs associated with the establishment of DTO. At this time, the Company believes that no other impairment of its intangible assets has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

Income Taxes

   The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Research and development expenses

   Costs of research and development for Company-sponsored projects are expensed as incurred.

Preferred Stock Dividends

   The Series E Convertible Preferred Stock contains a provision (See Note 7) that allows the preferred stockholder to convert at a discount to the market value of the stock. The amount of this discount is treated as a dividend to the preferred stockholders. In addition, the Series E Preferred stock bears an 8 % accretion payable in common stock, payable at the date of conversion at the same price as the common shares being received. All accretions paid in common stock or payable in common stock if the shares were converted as of December 31, 1996, have been treated as preferred dividends. The amount treated as a dividend in 1996 related to the accretion and the discount was $709,581 and $991,128, respectively.

Loss per common share

   Loss per common share is computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the years ended December 31, 1996 and 1995, all common stock equivalents were anti-dilutive.

Reclassifications

   Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

Management's Estimate

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

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Fair Value of Financial Instruments

   The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, restricted cash, receivables, notes receivable, accounts payable, accrued liabilities, notes payable, and capital lease obligations. All financial instruments are accounted for on an historical cost basis which approximates fair value at December 31, 1996 and 1995.

New Accounting Standards

   In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share" and No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising previous disclosure requirements. SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. Both statements are effective for periods ending after December 15, 1997. Management has not yet determined the impact that SFAS No. 128 will have on earnings per share, and there are no changes in disclosures associated with adoption of SFAS No. 129.


3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 1996 and 1995 is as follows:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    1996          1995
                                                                                ------------  ------------

Costs and estimated earnings in excess of billings on uncompleted contracts:
   Costs incurred.............................................................  $ 1,351,302   $ 1,370,862
   Estimated earnings.........................................................      526,584       563,682
   Related billings...........................................................   (1,302,991)   (1,683,950)
                                                                                -----------   -----------
                                                                                $   574,895   $   250,594
                                                                                ===========   ===========

Included in the accompanying consolidated balance sheets:
   Costs and estimated earnings in excess of billings on  uncompleted
    contracts.................................................................  $   584,770   $   300,485
   Billings in excess of costs and estimated earnings on uncompleted
    contracts.................................................................       (9,875)      (49,891)
                                                                                -----------   -----------
                                                                                $   574,895   $   250,594
                                                                                ===========   ===========

Property, plant and equipment, at cost:
   Plant and equipment........................................................  $ 4,289,666   $ 5,355,299
   Furniture and office equipment.............................................      634,320       345,923
   Building...................................................................          ---       173,336
   Land.......................................................................          ---       100,000
   Leasehold improvements.....................................................      402,452        85,114
                                                                                -----------   -----------
                                                                                  5,326,438     6,059,672
   Less accumulated depreciation..............................................   (2,182,928)   (1,256,051)
                                                                                -----------   -----------
                                                                                $ 3,143,510   $ 4,803,621
                                                                                ===========   ===========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

3. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (CONTINUED):


Intangible assets:
   Costs in excess of fair value related to the purchase of subsidiary..  $  471,496    $  471,496
   Patents..............................................................     268,200       273,201
   Organization costs...................................................         ---       327,828
                                                                          ----------    ----------
                                                                             739,696     1,072,525
   Less amortization....................................................    (316,133)     (283,995)
                                                                          ----------    ----------
                                                                          $  423,563    $  788,530
                                                                          ==========    ==========

Accrued liabilities:
   Payroll and related accruals.........................................  $   51,162    $  515,432
   Accounting and legal fees............................................     480,639       413,700
   Exclusivity fee payable to MCC.......................................     313,154       250,000
   Accrued offering and related costs...................................         ---       549,950
   Other................................................................     365,472       576,233
                                                                          ----------    ----------
                                                                          $1,210,427    $2,305,315
                                                                          ==========    ==========

4. LEASE OBLIGATIONS :

   The Company leases various facilities and equipment having terms expiring at various dates through 2001. Rental expense was $793,453 and $303,485 for the periods ended December 31, 1996 and 1995, respectively.

   In April, 1995, the Company assumed a lease for certain equipment under a capital lease agreement having a three year term. At December 31, 1996 and 1995, assets acquired under a capital lease agreement of $733,688 are included in plant and equipment. Accumulated amortization of $269,019 and $122,281 at December 31, 1996 and 1995, respectively, is also included in plant and equipment.

Future minimum lease payments, excluding contingent rentals at December 31, 1996, were as follows:

                                                 CAPITAL   OPERATING
                                                 -------  -----------
         1997                                    $72,931   $  671,686
         1998                                        ---      429,567
         1999                                        ---       76,140
         2000                                        ---       76,140
         2001                                        ---       37,966
                                                 -------   ----------
         Total future minimum lease payments     $72,931   $1,291,499
                                                           ==========

         Less amount representing interest         1,870
                                                 -------
         Present value of future minimum
            lease payments                        71,061
         Less current portion                     71,061
                                                 -------
         Capital lease obligations, long-term    $   ---
                                                 =======

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5. BANK LINE OF CREDIT AND NOTES PAYABLE :

   The bank line of credit is a revolving $500,000 line of credit of a subsidiary with a financial institution. Borrowings under the line of credit, when used, bear interest at the bank's floating rate, which approximated 10% as of December 31, 1996. The line of credit is secured by the assets of the subsidiary and guaranteed by the parent Company.

   Total interest expense for all debt for 1996 was $97,730.

Notes payable at December 31, 1996 and 1995 consisted of the following:

                                                                       1996      1995
                                                                      -----      ----
         Note payable to a corporation, unsecured,
         interest at 12%, payable through performance
         of services, due in April, 1997                          $ 106,322    $ 588,415

         Note payable to bank, principal and interest
         at prime (8.75% at December 31, 1995) plus
         2%. Weighted average interest rate for fiscal
         year 1995 was 10%. The note was extinguished
         in February, 1996                                              ---      239,800

         Various notes payable to financial institutions,
         principal and interest at rates from 6.5% to 12%.
         All notes were extinguished during 1996.                       ---      120,985

         Note payable to bank, principal and interest
         at 10%  due in monthly installments of
         $1,012 through May, 1997. The note is
         collateralized by a  vehicle.                                4,900          ---

         Notes payable to investors due June 1,
         1997. Interest at a rate of 15 % due quarterly.
         The notes are subordinated to the bank line of
         credit and are collateralized by the assets of the
         subsidiary. The face amount of the notes totals
         $1,000,000. The value of warrants issued
         at the time of issuance of the notes ($200,000)
         is being amortized over the life of the notes.             850,000          ---
                                                                    -------    ---------
                                                                    961,222      949,200
         Less current portion                                      (961,222)    (862,513)
                                                                    -------      -------
          Notes payable, long-term                              $       ---     $ 86,687
                                                                    =======      =======


                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6.    INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 1996 and 1995, were as follows:

                                                                       DECEMBER 31,
                                                             ------------------------------------
                                                                 1996            1995
                                                             ------------------------------------
Deferred tax assets:
   Net operating losses.............................         $ 6,444,000      $ 4,556,000
   Research and development credits.................             407,000          313,000
   Capitalized intangible assets....................             210,000              ---
   Accrued expenses not deductible until paid.......               8,000           45,000
                                                             -----------      -----------
Total deferred tax assets...........................           7,069,000        4,914,000

Deferred tax liabilities:
   Depreciation and amortization....................              36,000           66,000
   Other............................................                 ---              ---
                                                             -----------      -----------
   Total deferred tax liabilities...................              36,000           66,000
                                                             -----------      -----------
Net deferred tax assets before valuation allowance..           7,033,000        4,848,000

Valuation allowance.................................          (7,033,000)      (4,848,000)
                                                             -----------      -----------

Net deferred tax asset..............................         $       ---      $       ---
                                                             ===========      ===========


   The following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the periods ended December 31, 1996 and 1995.


                                                                       DECEMBER 31,
                                                             ------------------------------------
                                                                 1996            1995
                                                             ------------------------------------


Tax benefit at statutory rate of 15%..                       $ 2,056,000      $ 2,158,000
Net increase in valuation allowance...                        (2,185,000)      (2,225,000)
Research and development credits......                            94,000          113,000
Nondeductible expenses................                           (42,000)         (35,000)
Other.................................                            77,000          (11,000)
                                                             -----------      -----------
                                                             $       ---      $       ---
                                                             ===========      ===========


   As of December 31, 1996, the Company had net operating loss carryforwards of approximately $43 million expiring through 2011 available to offset future taxable income. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $407,000 expiring through 2010. The Company completed its IPO in 1993 and elected certain ownership changes. These events effected an ownership change, which, under the Internal Revenue Code Section 382, will limit the Company's ability to utilize its net operating loss carryforwards and research and development credits generated before the change in ownership. The Company has used the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and related valuation allowances because it had not had any taxable earnings through December 31, 1996.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7. CAPITAL STOCK:

Preferred Stock

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

Series E

   In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E Convertible Preferred Stock ("Series E Preferred"). As of December 31, 1995, approximately $9,568,000 was recorded as stock subscriptions receivable from issuance of the Series E Preferred. In January 1996, the Company received subscriptions for an additional 150 shares. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E Preferred in January 1996. The offering provided proceeds of approximately $11,900,000 to the Company less expenses of approximately $1,631,000. Additionally, the Company issued warrants to purchase 144,792 shares of common stock as described in Note 9. The Series E Preferred is noncumulative. It has a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and is entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis. Each share of Series E Preferred was originally convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series E Preferred (the "Issue Price") plus accretion amount equal to 8% of the issue price per annum from the date the escrow

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7. CAPITAL STOCK (CONTINUED):

agent first had in its possession the funds representing payment of the Series E Preferred to the conversion date by (ii) the conversion price, which is the lesser of $6.575 or 85% of the average closing bid price for the Company's Common Stock for the five trading days immediately preceding the conversion date. The preferred shares can be redeemed for cash at the option of the Company upon presentation of the shares for conversion. During 1996, 542 shares of the Series E Preferred Stock were converted into 2,239,594 shares of Common Stock and 2 shares of the Series E Preferred Stock were redeemed for cash of $24,867.


   On September 27, 1996, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series E Preferred shareholders to replace the upper limit of $ 6.575 on the conversion price with an upper limit of $3.00 on the conversion price. In exchange for this reduction, the Series E Preferred shareholders agreed to defer conversion of their remaining shares. On February 14, 1997, the Company further revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the Series E Preferred shareholders. In exchange for an additional time period of deferral on the conversion, the Company agreed to lower the upper limit of $3.00 on the conversion price to $ 1.875 on 1/3 of the remaining Series E Preferred shares and $2.75 on the balance of the shares. If the closing bid price of the Company's Common Stock averages $3.00 for the last 5 trading days of March, 1997, then the conversion price would remain at $3.00 per share for the last 2/3 of the shares.


   The registration statement covering shares of Common Stock into which the Series E Preferred are convertible was declared effective on April 18, 1996 and updated as of November 7, 1996 by post-effective amendment.

Common Stock

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

   In June 1995, the Company closed an exempt offering of the Company's common stock aggregating approximately $5,800,000 (the "June 1995 Offering"). Under the terms of the equity sale agreement, the Company issued approximately 1,100,000 shares of its Common Stock to a venture group and other individual investors. The Company paid approximately $753,000 in expenses on this offering. The Common Stock issued in this transaction has certain restrictions and holding period requirements in accordance with Regulation D and pursuant to other rules promulgated under the Securities Act of 1933. The holders of these shares had demand registration rights which were exercised and resulted in the shares becoming freely tradeable during the second quarter of 1996. Additionally, since the registration statement subject to such demand registration was not declared effective within 120 days of such demand, each of the holders under this offering was granted warrants to purchase additional shares of the Company's Common Stock. See Note 9.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7. CAPITAL STOCK (CONTINUED):

   In August 1995, the Company closed a Regulation D exempt offering of the Company's common stock aggregating approximately $990,000 (the "August 1995 Offering"). Under the terms of the placement agreement for the August 1995 Offering, the Company issued 200,000 shares of its common stock. The common stock issued in this transaction has certain restrictions and holding period requirements in accordance with Regulation D and pursuant to other rules promulgated under the Securities Act of 1933. The holders of these shares had demand registration rights which were exercised and resulted in the shares becoming freely tradeable during the second quarter of 1996.

   In December 1995, the Company closed an exempt offering under Regulation D of the Securities act of 1933 (the "December 1995 Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. The Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January of 1996. Additionally, since the registration statement which was demanded by the written request of such shareholders was not declared effective within ninety (90) days following such demand, each of those shareholders were issued warrants to purchase additional shares of the Company's Common Stock in an amount equivalent to 10% of the number of shares purchased (28,792 shares in the aggregate) by each shareholder in the December 1995 offering. The warrants are exercisable for three years from the date of issuance at a price of $6.30 per share of common stock. See Note 9.

   In September 1994, the Company closed a foreign offering under Regulation S of the Securities Act of 1933. The Company collected proceeds of approximately $3,591,000. Related to this offering, the Company issued 1,000,000 shares of its common stock and subsequently issued warrants to purchase 150,000 shares of common stock at $3.90 per share. The warrants expire in 1999. The Company paid approximately $489,000 in sales commissions and other expenses on these offerings.

8. STOCK OPTIONS :

     The Company sponsors a stock-based incentive compensation plan. The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

   In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The 1992 Employees Plan was amended in July 1996 by the shareholders of the Company to reserve up to 3,000,000 shares of common stock for issuance to certain officers and key employees. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options shall be limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's compensation committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten (10) years from date of grant. At December 31, 1996, 864,186 shares were exercisable under the plan, and an additional 131,054 shares were available for grant. The option vesting schedule can be modified by the Compensation Committee of the Board of Directors, but most options vest evenly over a four (4) year period.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8. STOCK OPTIONS (CONTINUED):

   In October 1996, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the plan. A total of 1,594,300 options were repriced. The Company reduced the exercise price to $4.00 for all options priced above $4.00 for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $4.94 to $9.00. The market price of the Company's common stock at the time the exercise price of these options was reduced was $1.50 per share. The following is a summary of stock option activity:

                                                          WGTD.
                                                           AVG.
                                            NUMBER OF    EXERCISE
                                              SHARES      PRICE
                                            ----------  ----------
Options outstanding at January 1, 1995....    552,750      $4.45
                                            ---------

     Granted..............................    451,500      $5.84
     Exercised............................    (86,085)     $2.03
     Canceled.............................    (38,400)     $5.58
                                            ---------

Options outstanding at December 31, 1995..    879,765      $5.23
                                            ---------

     Granted..............................  2,436,200      $4.16
     Exercised............................    (27,600)      $.59
     Canceled.............................   (560,104)     $6.51
                                            ---------

Options outstanding at December 31, 1996..  2,728,261      $4.07
                                            =========

   In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), which reserved up to 50,000 shares of common stock for issuance to certain non employee directors. Under this plan, the Board may grant incentive stock options. The stock options granted under the 1992 Directors Plan are exercisable for up to ten years at an option price not less than the fair market value on the date the option is granted.

   In December 1994, the Board of Directors approved an amendment to the 1992 Directors Plan that would increase the shares reserved from 50,000 to 500,000. Additionally, the Board awarded 90,000 options at the then market price to three directors of the Company.

   In July 1996 the Company shareholders approved an amendment to the 1992 Directors Plan increasing the shares reserved to 500,000. This amendment included a formula to govern issuance of shares under this plan to Outside Directors. In accordance with this amendment, 138,383 options were granted at the then market price of the Company. The following is a summary of option activity under this plan:

                                                        WGTD. AVG.
                                            NUMBER OF    EXERCISE
                                              SHARES      PRICE
                                            ----------  ----------
Options outstanding at January 1, 1995....     90,000      $5.01
                                              -------

     Granted..............................        ---
     Canceled.............................        ---
                                              -------

Options outstanding at December 31, 1995..     90,000      $5.01
                                              -------

     Granted..............................    138,383      $2.31
     Canceled.............................    (52,000)     $2.73
                                              -------

Options outstanding at December 31, 1996..    176,383      $3.57
                                              =======

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8. STOCK OPTIONS (CONTINUED):

The fair value of each stock option granted in 1995 and 1996 when the Company was public is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 7.68%; the expected lives of the options are five years; and volatility of 56.44%.

The following table summarizes information about stock options outstanding at December 31, 1996:


                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  -------------------------                     ----------------------------
                    NUMBER      WGTD. AVG.                        NUMBER
   RANGE OF       OUTSTANDING   REMAINING       WGTD. AVG.      EXERCISABLE     WGTD. AVG.
EXERCISE PRICES   AT 12/31/96   CONTR. LIFE   EXERCISE PRICE    AT 12/31/96   EXERCISE PRICE
---------------   -----------   -----------   --------------    -----------   --------------
$.56 - $2.99         207,133    9 yr, 3 mo       $2.03            103,547         $1.83
$3.00 - $3.91        555,950    9 yr, 10 mo      $3.02             18,850         $3.63
$4.00 - $5.49      1,745,400    9 yr, 1 mo       $4.01            465,725         $4.03
$5,50 - $8.50        409,661    7 yr, 10 mo      $6.47            348,361         $6.28

Total              2,918,144    9 yr, 1 mo       $4.03            936,483         $4.62


        During 1996 and 1995, the Company did not incur any compensation cost for the plans under APB No. 125. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 1996 and 1995 would approximate the pro forma amounts below:

                             AS REPORTED       PRO FORMA       AS REPORTED      PRO FORMA
                              12/31/96         12/31/96         12/31/95        12/31/95
                             -----------      ----------      ------------     -----------
SFAS 123 Charge                  $0             $874,500           $0            $167,570

APB25 Charge                     $0               $0               $0              $0

Net Loss                    $(13,709,006)    $(14,583,506)    $(14,389,856)    $(14,557,426)

Net Loss Per Common Share      $(1.30)           $1.37           $(1.52)         $(1.54)

        The effects of applying SFAS No.123 in this pro forma disclosure are not indicative of future amounts. SFAS No.123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8. STOCK OPTIONS (CONTINUED):

   In 1995, the Company awarded 153,000 non-qualified options to purchase its common stock under the 1992 Employees Stock Option Plan to 26 employees, including one officer of the Company. The options vest over a period of four years and when granted were exercisable at a price of $4.94 per share. The exercise price of a portion of these options were reduced to $4.00 as previously described. Compensation expense of $26,437 and $124,539 has been recognized in 1996 and 1995, respectively, related to these issuances. Unearned compensation of $29,526 and $143,829 was recorded December 31, 1996 and 1995, respectively and is shown as a separate component of stockholder's equity. The unearned compensation is being amortized over the remaining term of the vesting periods of the options. Unearned compensation of $87,866 related to options canceled during 1996 was reversed to additional paid in capital.


9. STOCK WARRANTS :

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

In August 1993, in connection with an exempt offering under Regulation D of the Securities Act of 1933, the Company issued one warrant for every two shares of common stock that were purchased in this transaction. A total of 62,400 warrants were issued in this transaction, which may be exercised at prices ranging from $5.65 to $6.78 per share until June 30, 1998.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9. STOCK WARRANTS (CONTINUED):


   In connection with the amendment to the April 1995 agreement with MCC described in note 11, the Company issued warrants that allow MCC to purchase 22,326 shares of the Company's Common stock at a price of $5.375 through August 15, 1997.


   In connection with the June 1995 Offering, the Company agreed that if the shares in the June 1995 Offering were not registered in a registration statement within 120 days of demand by such shareholders, each of the holders under the June 1995 Offering would be granted warrants to purchase additional shares of the Company's common stock equivalent to ten percent (10%) of the number of shares of common stock they acquired in this offering. The Company did not have such registration effective before the 120-day deadline and therefore issued 109,790 warrants to purchase shares of the Company's common stock. These warrants may be exercised at a purchase of $5.736 per share and expire on June 1, 1997.


   In December 1995 the Company closed an exempt offering of common stock under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company agreed that in the event the Company was not able to have a registration statement effective concerning the shares issued in the December 1995 Offering within ninety (90) days following the receipt of the written request of such shareholders, then those shareholders were to be issued warrants to purchase additional shares of the Company's common stock in an amount equal to ten percent (10%) of the number of shares purchased by the shareholder in the December 1995 Offering. The Company did not have such registration statement effective before the 90 day deadline and therefore issued 28,792 warrants to purchase shares of the Company's Common Stock. These warrants may be exercised at a price of $6.30 per share and expire April 10, 1999.

   In connection with the issuance of the Company's Series E Preferred in February 1996, the Company issued 144,792 warrants to advisors involved in the transaction. These warrants enable the holders to purchase shares of the Company's Common Stock at a price of $7.89 through January 7, 2000.

   The Company issued 35,000 warrants to an advisor in connection with the Company's fundraising activities. These warrants enable the holder to purchase shares of the Company's Common Stock at a price of $2.00 per share through October 23, 2006.

   In October 1996, the Company completed a transaction whereby it borrowed a total of $ 1,000,000 in secured loans from a group of individuals. In connection with these loans, the Company issued 200,000 warrants to these individuals. The warrants enable the holder to purchase shares of the Company's Common Stock at a price of $1.00 through June 1998. A total of 100,000 of these warrants were exercised in January and February, 1997.

Preferred Stock Warrants

   In February 1995, the Company issued 75,000 warrants (the "Series C Warrants") to purchase shares of its Series C Preferred. These Series C Warrants are exercisable at $50.00 per share until February 9, 1998. Each share of Series C Preferred is further convertible into ten (10) shares of the Company's Common Stock.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9. STOCK WARRANTS (CONTINUED):

Summary

   The following is a summary of stock warrant activity (Preferred stock warrants are accounted for as common stock on an "as if converted" basis):

                                                                                   NUMBER OF
                                                                                     SHARES    EXERCISE PRICE
                                                                                   ----------  --------------
Warrants outstanding at
January 1, 1995...............................................................        613,049      $1.67-6.00
                                                                                   ----------

     Granted..................................................................        974,790      $5.00-6.50
     Exercised................................................................        (81,500)     $     1.67
     Expired..................................................................            ---             ---
                                                                                   ----------

Warrants outstanding at
December 31, 1995.............................................................      1,506,339      $1.67-6.00
                                                                                   ----------

     Granted..................................................................        510,910      $1.00-7.89
     Exercised................................................................            ---
     Expired..................................................................            ---
                                                                                  -----------

Warrants outstanding at
December 31, 1996.............................................................      2,017,249      $1.00-7.89
                                                                                   ==========

10.   SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest was $22,730 and $37,023 for 1996 and 1995, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:


                                                                                          1996        1995
                                                                                          ----        ----
Non-cash investing activities:

   Purchase of fixed assets through the issuance of a note payable for services..  $      ---      $  925,000

   Stock issued in partial payment of building purchase..........................         ---          75,000

   Assets acquired under capital lease arrangement...............................         ---         733,689

Non-cash financing activities:

   Issuance of warrants in connection with debt..................................     200,000             ---

   Recognition of the forfeiture of shares related to stock compensation
   increasing additional paid-in capital.........................................      87,866             ---

   Accrued offering and related costs............................................         ---         579,950

   Financing costs in connection with stock issuance deducted from proceeds......   1,030,130         677,411

   Accrued preferred stock subscriptions receivable..............................         ---       9,583,750

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES:

Original Agreement with MCC to cross-license and pool technologies

   During 1994 and continuing during 1996, management elected to increase the Company's efforts to develop its proprietary DFE technology. Significant management effort and resources continue to be applied to the DFE technology which utilizes one of the Company's proprietary diamond technologies. The Company is in an agreement with Microelectronics and Computer Technology Corporation ("MCC") to cross-license and pool technologies. The agreement gives the Company exclusive world-wide license to manufacture flat panel displays using the joint technology as well as rights to royalties on sales of the technology.

January 1995 Amendment

   In January 1995, the MCC agreement was modified to make the Company solely responsible for licensing the technology and gave the Company the ability to maintain its exclusive rights to the technology. In exchange for this modification, the Company agreed to pay MCC $500,000 in cash and to deliver 223,256 shares of its Common stock and warrants to purchase 22,326 shares of the Company's Common Stock at a price of $5.375. The initial term of the exclusivity extends to 1996. Should MCC locate a qualified sublicensing candidate after that time, the Company can maintain its exclusive rights to the technology by paying an exclusivity fee to MCC of $41,666 per month. Additionally, the Company will pay MCC a royalty equal to .9% of sales of DFED-related products to third parties.


April 1995 Agreements with MCC

   In April 1995, the Company entered into further agreements with MCC to acquire substantially all of the leasehold improvements and equipment associated with MCC's electronics packaging and display fabrication facility in Austin, Texas. The facility was previously being used by MCC for consortium research and DFED fabrication and development under previous agreements between MCC and the Company. Under the agreement, DTO signed a three year lease on the 28,000 square foot fabrication and clean room facility for monthly rental of approximately $24,000. The Company also leases 22,000 square feet in an adjacent building for a monthly rental of approximately $17,000. Additionally, the Company assumed lease commitments of approximately $750,000 over the next two years on certain equipment currently leased by MCC. Related to these assumed lease commitments, the Company placed $730,000 in cash on deposit with the lender to pay down the remaining lease commitments ($37,226 remains on deposit as of December 31, 1996). The Company paid cash of $925,000 in the transaction and committed to provide MCC $925,000 in services or common stock over the next two years. In addition, the Company is relieved of approximately $1,800,000 in rental commitments associated with its previous services and facilities arrangement with MCC.

   In connection with the Company's acquisition of MCC's electronics packaging and display fabrication assets, the Company acquired non-exclusive licenses to 144 MCC patents and other technology related to the acquired assets. Under the licenses, the Company must pay MCC a royalty of up to 3%, subject to a maximum cumulative royalty of $2,000,000. Additionally, the Company is required to have paid a cumulative minimum royalty of $500,000 on or before December 31, 1997 and a cumulative minimum royalty of $1,000,000 on or before December 31, 2000.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

DiaGasCrown Venture

   In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock Company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas Company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia through February 1997. This research can be in the form of travel and service performed by the Company's employees in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays. According to its internal records, the Company has spent approximately $2,000,000 on this research through December 31, 1996. Further spending in Russia has been temporarily halted pending agreement as to the nature and amount of the services to be performed in Russia for the remaining balance to be spent under the original agreement. The Company realized net proceeds of approximately $4.8 million in this transaction. During the fourth quarter of 1995, the Company completed its financial evaluation of the licenses and other rights acquired, and established a $900,000 minimum value for the Russian technology acquired in the transaction.. The Company determined that the technology acquired was in-process research and development and charged the $900,000 to research and development expense for 1995.

Philips Venture

   In July 1995, the Company and Philips Components B.V. ("Philips") announced the signing of a technology cooperation agreement under which Philips will provide $10 million of development support over the next two years to accelerate commercialization of the Company's DFED. Under the terms of the agreement, Philips and SIDT have committed at least $5,000,000 per year for two years to the joint effort. The commitment may include in-kind contributions or cash. At the point in development that mass manufacturing of DFEDs is anticipated, non-exclusive licenses may be granted to an anticipated production venture to enable the manufacture of DFEDs. The agreement includes a broad based ongoing program of technical collaboration and any joint inventions resulting from the collaboration can be used by either Company. In October, 1996 the Company entered into an agreement that amended the previous agreement. The parties mutually agreed to terminate their technology cooperation agreement as of that date. Neither party has any ongoing commitment after the date of the termination.

Government contracts

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

Legal Proceedings

   On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron, a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $ 1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time. Although there is uncertainty associated with any litigation, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations or cashflows.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

12.  CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 1996 and 1995, the Company had no amounts on deposit in excess of the Federal Deposit Insurance Corporation limitations; however, for limited periods of time during the year, bank balances may exceed such limits.

   The Company's receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies.

13.  SEGMENT INFORMATION

     The Company had revenues from government contracts of approximately $2,869,000 and $1,009,000 in 1996 and 1995, respectively. The majority of the government contracts are cost reimbursement contracts. As a result, the Company realizes little or no gain or loss in the performance of these contracts.

14.  SUBSEQUENT EVENTS

     In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issued two Debentures, each with a face amount of $555,555. The second debenture is to be issued within 60 days of issuance of the first debenture. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. The Company may elect to pay interest payments in either cash or Common Stock as described below.

     At the option of the holder, the outstanding principal amount of the Debentures (including accrued interest payments at the election of the Company) shall be convertible, in whole or in part, into the Common Stock of the Company ("Conversion Shares") at any time after 60 days from the date the Debentures were issued until such time as the Debentures are paid or converted into the Company's Common Stock. For purposes of determining the number of Conversion Shares to be issued to the holder upon any such conversion, the price of each of the Conversion Shares shall conclusively be deemed to be 75% of the average of the closing bid price of a share of the Company's Stock on the NASDAQ Small Cap Market for the 10 consecutive trading days immediately prior to the conversion date. The Company will treat any discount to market at the time of conversion, if applicable, as interest expense.

Series F

   In March, 1997 the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "March 1997 Offering") for 1,700 shares of its Series F Convertible Preferred Stock ("Series F Preferred"). The Series F Preferred has a par value of $1 and a stated value of $1,000. The Company received net proceeds of $1,527,500 which represented gross proceeds of $1,700,000 less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F Preferred is convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series F Preferred Stock (the "Issue Price") plus an accretion amount equal to 4% of the issue price per annum from the issued date of the Series F Preferred Stock until the conversion date by (ii) the conversion price. The conversion price is the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F Preferred bears no dividends and holders of the Series F Preferred have no voting power except in certain circumstances pursuant to Texas state law.

   Pursuant to the terms of the March 1997 Offering, the Company shall use its best efforts to have a registration statement declared effective no later than June 9, 1997 covering all shares of common stock issuable or issued upon conversion of the Series F Preferred Stock to such shareholders. If the registration statement is not declared effective by the due date as a result of the Company's failure to file such registration timely or failure to diligently strive to have such registration statement declared effective by the due date, the Company shall pay to the holders of the Series F Preferred an amount equal to one and one-half percent (1.5%) per month of the aggregate amount of Series F Preferred sold in the March 1997 Offering. Such payment would accrue daily and compound monthly until such time as the registration statement is declared effective

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following sets forth the names, ages and certain information concerning the Directors of the Company. Additional information on Marc W. Eller, Dr. Zvi Yaniv, and Dr. Howard K. Schmidt and all information concerning executive officers may be found under the caption "EXECUTIVE OFFICERS" on page 9 of this Annual Report on Form 10-KSB.

    Name                                            Age  Class        Position             Director Since  Term Expires
   -----                                            ---  -----  --------------------       --------------  ------------

Lee B. Arberg                                        29  I      Director                   May 1996                1997
Marc W. Eller                                        41  I      Director, Chairman,        November 1995           1997
                                                                Chief Executive Officer
David R. Sincox                                      58  I      Director                   October 1994            1997
Dr. Zvi Yaniv                                        48  II     Director, President,       July, 1996
                                                                Chief Operating Officer                            1997
Philip C. Shaffer                                    61  II     Director                   March 1992              1998
Howard K. Schmidt                                    38  III    Director                   March 1989              1999
Ronald J. Berman                                     40  III    Director                   May 1996                1999


______________________

          Mr. Arberg has been a Director since May, 1996. Mr. Arberg founded Hemisphere Trading Company ("Hemisphere"), a registered investment advising firm, in June 1992. Mr. Arberg manages the overall operations of Hemisphere and serves as its Chief Investment Officer. Prior to the formation of Hemipshere, Mr. Arberg was a financial analyst with Cummins Engine Company, specializing in the strategic acquisitions of private companies with revenues of $75-$250 million.

          Mr. Sincox has been a Director of the Company since October 1994. Since 1987, Mr. Sincox has served as the Vice President of Administration of Ref-Chem Construction Corporation, an engineering and construction firm.

          Mr. Shaffer has been a Director of the Company since March 1992. Since 1977, Mr. Shaffer has worked as a self employed consultant in the field of aerospace technology and management, with an emphasis in business acquisition. Mr. Shaffer also serves as the General Partner of an oil and gas development partnership with a total capitalization of approximately $1.2 million. Prior to 1977, Mr. Shaffer worked for 13 years in the National Aeronautics and Space Administration in a series of positions including Flight Dynamics Officer, Apollo and Skylab Flight Director, Special Assistant to the Director of the Johnson Space Center, and Manager of Space Shuttle Operations.

          Mr. Berman has been a Director since May, 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W, Eller and has been its President since 1989. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit. Prior to 1989, Mr. Berman was an attorney in private practice.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities of Exchange Act of 1934 requires the Company's Officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10 % of the Company's Common Stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1996 through December 31, 1996, all its Officers, Directors , and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 1996, 1995 and 1994 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1996 (the "Named Executive Officers"):

                            SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                                  Annual Compensation            Compensation
                                                       ----------------------------------------- ------------

                                                                                Other            Securities
                                                                                Annual           Underlying
Name and Position                             Year     Salary($)  Bonus($)    Compensation($)(6)  Options(#)
-----------------------------------------  ----------  --------  --------  ---------------------  ----------

     Marc W. Eller,                         1996       $ 51,932   $15,000     $ 9,005                90,000
     Chief Executive Officer (1)

     Howard K. Schmidt,                     1996        145,372       -0-         -0-                   -0-
     President and CEO (2)                  1995        106,952       -0-         -0-                   -0-
                                            1994         84,000       -0-         -0-                   -0-

     Zvi Yaniv, President and               1996         82,131       -0-      32,338             1,000,000
     Chief Operating Officer (3)

     Trey Fecteau,                          1996        107,061       -0-       9,529                90,000
     Senior  Vice President
     and Secretary (4)

     Aris K. Silzars, President             1996        118,427       -0-      22,574                   -0-
     Northlight Displays, Inc. (5)          1995         27,500       -0-         -0-                65,000

----------------------
(1)  Mr. Eller commenced employment with the Company on July 25, 1996.

(2) Dr. Schmidt resigned as President and Chief Operating Officer on July 29, 1996.

(3)  Dr. Yaniv commenced employment with the Company on May 8, 1996.

(4) Mr. Fecteau commenced employment with the Company on January 1, 1996. Prior to that date, Mr. Fecteau performed consulting services for the Company.

(5) Mr. Silzars commenced employment with the Company on October 1, 1995 and terminated employment September 30, 1996. Mr. Silzars' options expired since they were not exercised within 30 days of termination of employment.

(6) None of the Named Executive Officers received perquisites which exceed in value the lesser of $50,000 or 10% of such officers' salary and bonus with the exception of Dr. Yaniv, Mr. Eller, and Mr. Silzars. Dr. Yaniv received reimbursement of living expenses totaling $29,541 and was provided use of a Company owned automobile valued at $2,797. Mr. Silzars received reimbursement of moving expenses totaling $22,574. Mr. Eller received reimbursement of moving expenses totaling $9,005.

                          STOCK OPTION GRANTS IN 1996

The Company has an Amended and Restated 1992 Stock Option Plan which may be used to grant employees, including officers of the Company, incentive stock options designed to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 1996.

                             Number of               Percent of
                       Securities Underlying     Options Granted to
                              Options               Employees in            Exercise
       Name              Granted(#)(1)(2)       in Fiscal Year 1996   or Base Price ($/sh)  Expiration Date
-------------------  -------------------------  --------------------  --------------------  ---------------

Marc W. Eller                    90,000 (3)                    3.69%                $3.00          10/17/06
Dr. Zvi Yaniv                 1,000,000 (4)(5)                41.05%                $4.00            6/1/06
Howard K. Schmidt                      -0-                     N/A                   N/A               N/A
Trey Fecteau                     35,000 (5)(6)                                      $4.00            1/1/06
                                 17,500 (5)(7)                                      $4.00           1/31/06
                                 37,500 (3)                    3.69%                $3.00          10/17/06
Aris K. Silzars                        -0-                     N/A                   N/A               N/A

------------------
(1) Under the terms of the Company's Amended and Restated 1992 Stock Option Plan, the Company's Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(2) The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.

(3) These options first become exercisable on June 1, 1997, with 25% of the underlying shares becoming exercisable at that time. An additional 25 % of the options become exercisable each successive June 1, with full vesting on June 1, 2000.

(4) 100,000 of these options became exercisable upon the execution of Dr. Yaniv's employment agreement with the Company on June 1, 1996. The remainder of this grant of options vests as follows: (a) 100,000 on December 31, 1996, and (b) 200,000 on each of December 31, 1997, 1998,
     1999, and 2000

(5) This grant of options was repriced by the Company during the last fiscal year. More information on this repricing is identified in the "Option Repricings Table" below.

(6) These options first became exerciseable on April 1, 1996 with 5% of the underlying shares becoming exerciseable at that time. An additional 5% of this grant became exerciseable on each of 7/1/96, 10/1/96, and 1/1/97. An additional 20% of these option shares become exercisable on each of January 1, 1997, 1998, 1999, and 2000.

(7)  These options became exercisable in full on the date of the grant.

                      AGGREGATED OPTION EXERCISES IN 1996
                     AND OPTION VALUES AT DECEMBER 31, 1996

     The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year ended December 31, 1996, and the number and value of the options held at the end of the fiscal year 1996 based upon the closing price of $1.4375 per share of the Common Stock on December 31, 1996, on the NASDAQ Small Cap Market.

                                                                Number of Unexercised     Value of Unexercised
                                                                       Options at         In-the-Money Options
                                                                  December 31, 1996(#)    at December 31, 1996($)
                                                                -----------------------  ------------------------
                             Shares Acquired                            Exercisable/        Exercisable/
         Name                on Exercise (#)       Value Realized ($)   Unexercisable       Unexercisable
-----------------------  -----------------------  ----------------    ---------------    --------------------

Marc W. Eller                     -0-                    N/A              0 / 90,000               $0 /$ 0
Dr. Zvi Yaniv                     -0-                    N/A         200,000/800,000                 0 / 0
Howard K. Schmidt                 -0-                    N/A                   0 / 0                 0 / 0
Trey Fecteau                      -0-                    N/A           22,750/67,250                 0 / 0
Aris Silzars                      -0-                    N/A                   0 / 0                 0 / 0


                         DIRECTOR COMPENSATION FOR 1996


                                     Cash Compensation                   Security Grants
                                   ---------------------  ----------------------------------------------
Name(1)                             Meeting Fees ($)(2)   Number of Securities Underlying Options (#)(3)
---------------------------------  ---------------------  ----------------------------------------------
      Marc W. Eller                           $1,500                                              20,000
      Thomas J. Smith(4)                       2,350                                              20,000
      Lee B. Arberg                            1,000                                               4,000
      David R. Sincox                          2,550                                              20,000
      Philip C. Shaffer                        3,050                                              50,000
      Igor Leontiev (4)                        1,350                                              20,000
      Ronald J. Berman                           950                                               4,383


(1) With the exception of Marc W. Eller, Directors who are also executives of the Company are not listed in the above table. They do not receive compensation as a Director. Refer to the summary compensation table for information concerning their compensation. Mr. Eller was an outside Director of the Company until July 29, 1996 when he was named Chief Executive Officer or the Company. Since becoming Chief Executive Officer, Mr. Eller has not received meeting fees or stock option grants under the Company's Amended and Restated 1992 Outside Directors' Stock Option Plan ("Outside Directors Plan").

(2) All Directors receive the standard fees: $150 per board meeting and $50 per telephonic meeting. The reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by the Company; this amount is not reflected in the above table.

(3) All outside Directors of the Company may participate in the Company's Outside Directors Plan, under which the Company may grant stock options to any Director who is not a full time salaried employee of the Company. All of these options in this table were granted on July 29, 1996 at a price of $2.3125. These option grants first became exercisable at a rate of 6.25% for each three month period from the date of grant until the first anniversary. An additional 25% of the option shares of each grant become exercisable on each successive anniversary date, with full vesting on the fourth anniversary date.

(4) Mr. Smith resigned as a Director effective October 1, 1996. Mr. Leontiev resigned on September 17, 1996.

     All of the Company's Directors have retained the right to pursue additional business activities that (1) are not competitive with the business of the Company, and (2) do not adversely affect their performance as Directors. If, as and when conflicts of interest arise, the nature of the conflict must be fully disclosed to the Board of Directors, and the person who is subject to the conflict must abstain from participating in any decision that may impact on his conflict of interest. Except for this disclosure and abstention policy, the Directors will not be in breach of any fiduciary duties owed to the Company or the shareholders by virtue of their participation in such additional business activities.

                             EMPLOYMENT AGREEMENTS

     The Company has an employment agreement (the "Employment Agreement") with Dr. Zvi Yaniv, its President and Chief Operating Officer, which was entered into on June 1, 1996. Under the terms of this agreement Dr. Yaniv is paid a base salary of $125,000 per year. Quarterly performance goals are mutually agreed to by the Company and Dr. Yaniv at the beginning of each quarter during the first year of the Employment Agreement; thereafter, such goals are determined at the beginning of each year of the Employment Agreement. If Dr. Yaniv's goals for the four quarters ending June 30, 1997 are reached, his salary shall be retroactively adjusted to $200,000 per year, effective as of June 1, 1996. If Dr. Yaniv's goals for the annual period ended June 30, 1998 are reached, the Company shall pay Dr. Yaniv a one-time bonus of $100,000.

     In addition, Dr. Yaniv was granted options to acquire 1,000,000 shares of the Company's Common Stock under the Company's Amended and Restated 1992 Stock Option Plan. 100,000 of these options vested upon execution of the Employment agreement. An additional 100,000 options vested on December 31, 1996 and the remainder of these options granted vest at the rate of 200,000 per year on each of December 31, 1997, 1998, 1999, and 2000. All of these options are exercisable at a price of $4.00 per share of the Company's Common Stock.

     The Company also provides Dr. Yaniv with the use of an automobile owned by the Company and will pay for his reasonable living expenses in Austin, Texas until June 1, 1997. This employment agreement may be terminated by either party, with or without cause, by giving 30 days notice of termination to the other party.


                            OPTION REPRICINGS TABLE


     The Named Executive Officers listed in the table below had the identified stock option grants repriced during the Company's fiscal year ended December 31, 1996.

                                                                                        Length
                              Number of                                                of Original
                              Securities   Market Price     Exercise                   Option term
                              Underlying    of Stock         Price                      Remaining
                               Options      at Time of     at Time of       New        at Date of
                             Repriced or   Repricing or   Repricing or    Exercise     Repricing or
Name                 Date     Amended(#)    Amendment($)    Amendment($)   Price ($)   Amendment(1)
-----------------  --------  ------------  ------------  --------------  ---------  -----------------

Dr. Zvi Yaniv,
President and
Chief Operating
Officer            10/17/96    1,000,000          $1.50             (2)      $4.00  9 yr., 7 mnths

Trey Fecteau
Senior Vice
President and      10/17/96       35,000          $1.50        $ 6.625       $4.00  9 yr., 2 mnths
Secretary          10/17/96       17,500          $1.50        $7.4375       $4.00  9 yr., 3 mnths


(1) The ten year terms and the vesting schedules of each grant repriced were not changed with the repricing of the options listed in this table.

(2) Prior to repricing, the options in this grant were to be priced at the market price on the vesting dates of the options granted. The 100,000 options of this grant that had vested as of June 1, 1996 were priced at $5.00 per share of Common Stock. No other options pursuant to this grant had vested as of the repricing date.

        The options for the above referenced Named Executive Officers were repriced as part of a plan approved by the Board of Directors on October 17, 1996. On that date, all options held by employees employed by the Company on that date that had an exercise price in excess of $4.00 per share were changed to reduce the exercise price to $4.00. As of that date the Company's Common Stock was trading at $1.50 per share. For the majority of employees, the options were granted prior to issuance of the Company's Series E Convertible Preferred Stock. The ultimate conversion of the Series E Convertible Preferred Stock has caused a significant increase in the number of shares of the Company's Common Stock outstanding and decreased the value of the options granted under the Company's Amended and Restated 1992 Stock Option Plan. To adjust for this, the Board reduced the exercise prices as indicated.



Marc W. Eller
Philip C. Shaffer
David R. Sincox
Howard K. Schmidt               Directors                       March 27, 1997
Ronald J. Berman
Lee B. Arberg
Dr. Zvi Yaniv

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the Company's voting stock as of March 21, 1997, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class of the Company. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

------------------------------------------------------------------------------------------------------
                                                                                        Percent
                                                                Shares Owned               of
Title of Class                  Name and Address                Beneficially              Class
------------------------------------------------------------------------------------------------------
Common Stock                   Howard K. Schmidt                    1,084,400(1)              7.78%
                               1200 Technology Boulevard
                               Austin, Texas 78727
------------------------------------------------------------------------------------------------------
                               Gazcomplektimpex                     1,845,130(2)             12.67%
                               5 Parkovaya Street, 46
                               Moscow, Russia 10526
------------------------------------------------------------------------------------------------------
                               Leonardo, L.P.                       1,175,697(3)              7.86%
                               c/o Trident Trust Co., Ltd
                               Elizabeth Square, P.O. Box 84
                               Grand Cayman, Cayman Islands BWI
------------------------------------------------------------------------------------------------------
                               Nelson Partners                      1,144,120(3)              7.81%
                               c/o Leeds Management Services, Ltd
                               129 Front Street
                               Hamilton, Bermuda HM12
------------------------------------------------------------------------------------------------------
                               Olympus Securities Ltd               1,071,549(3)              7.31%
                               c/o Leeds Management Services, Ltd
                               129 Front Street
                               Hamilton, Bermuda HM12
------------------------------------------------------------------------------------------------------
                               BEG Enterprises, Inc.                  755,387(4)              5.37%
                               33493 West Fourteen Mile Road, Suite 100
                               Farmington Hills, Mi. 48331
------------------------------------------------------------------------------------------------------
Series A Preferred             Evan Street                              100                    100%
Stock                          12100 Technology Blvd
                               Austin, TX 78727
------------------------------------------------------------------------------------------------------
Series E Preferred             Leonardo, L.P.                           140                  24.31%
Stock                          c/o Trident Trust Co., Ltd.
                               Elizabeth Square
                               P.O. Box 84
                               Grand Cayman, Cayman Islands BWI
------------------------------------------------------------------------------------------------------
                               Nelson Partners                          106                  18.40%
                               c/o Leeds Management Services, Ltd.
                               129 Front Street
                               Hamilton, Bermuda HM 12
------------------------------------------------------------------------------------------------------
                               Olympus Securities Ltd.                 106                   18.40%
                               c/o Leeds Management Services, Ltd.
                               129 Front Street
                               Hamilton, Bermuda HM 12
------------------------------------------------------------------------------------------------------
                               Gracechurch & Co.                        62                   10.76%
                               c/o IFM Asset Management Ltd.
                               159 New Bond Street
                               London WIY ORR    England
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Series E Preferred             Raphael L.P.                             40                    6.94%
Stock (continued)              245 Park Ave, 2nd floor
                               New York, NY 10167
------------------------------------------------------------------------------------------------------
                               West Merchant Bank Nominees Limited      50                    8.68%
                               1080 Holcomb Bridge Rd., Ste 285
                               Roswell, GA 30076
------------------------------------------------------------------------------------------------------
                               GAM L.P.                                 37                    6.42%
                               1080 Holcomb Bridge Rd., Ste 285
                               Roswell, GA 30076
------------------------------------------------------------------------------------------------------
                               AG Superfund                             30                    5.21%
                               1080 Holcomb Bridge Rd., Ste 285
                               Roswell, GA 30076
------------------------------------------------------------------------------------------------------
Series F Preferred Stock       Thomas Kernaghan & Co. Limited          1,250                  73.53%
                               356 Bay Street Tenth Floor
                               Toronto, Ontario Canada M5H 2V2
------------------------------------------------------------------------------------------------------
                               Stanley B. Dickson, Jr.                   250                  14.71%
                               15621 Winding Pointe Drive
                               Grosse Pointe Park, Mi 48230
------------------------------------------------------------------------------------------------------
                               FT Trading Co.                            200                  11.76%
                               78 Cannon Street
                               London EC4N 6HH   England
------------------------------------------------------------------------------------------------------

__________________


(1) Includes 1,500 shares of Common Stock issued in the name of Dr. Schmidt's minor daughter.

(2) Included in this amount are warrants to purchase 61,500 shares of the Company's Series C Preferred Stock, which are convertible into 615,000 shares of the Company's Common Stock.

(3) Included in the amounts indicated are shares of the Company's Common Stock which can be issued pursuant to the conversion of shares of the Company's Series E Preferred Stock within sixty (60) days of March 21, 1996. The number of such shares are 1,023,509 for Leonardo, L.P. and 712,778 for each of Nelson Partners and Olympus Securities Ltd.

(4) Included in this amount are warrants to purchase 127,794 shares of the Company's Common Stock. Marc W. Eller, the Chief Executive Officer and Chairman of the Board of the Company, and Ronald J. Berman, a Director of the Company each own 50% of the common stock of BEG Enterprises, Inc. ("BEG").

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of the Company's Common Stock as of March 21, 1997, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of Common Stock listed.


                                                   COMMON STOCK
                                                    BENEFICIAL     PERCENTAGE
                NAME                               OWNERSHIP (1)    OF CLASS
              -------                            ----------------  -----------

          Howard K. Schmidt                          1,084,400(2)        7.78%
          Philip C. Shaffer                            112,077              *
          David R. Sincox                               26,963              *
          Thomas J. Smith (3)                              -0-              *
          Igor Leontiev (4)                                -0-              *
          Marc W. Eller (5)                            381,444           2.72%
          Ronald J. Berman (6)                         472,765           3.37%
          Lee B. Arberg                                    750              *
          Dr. Zvi Yaniv                                211,000           1.49%
          Trey Fecteau                                  31,500              *
          Douglas P. Baker                             125,000              *
          All Executive Officers and Directors
          as a group (11 persons)                    2,445,899          16.90%

_________________________
*    Less than 1%

(1) Included in the amounts indicated are shares which are subject to options exercisable within-sixty(60)-days of March 21, 1997. The number of such shares are 49,375 for Mr. Shaffer; 15,750 for Mr. Sincox; 3,750 for Mr. Eller; 822 for Mr. Berman; 750 for Mr. Arberg; 200,000 for Mr. Yaniv; 31,500 for Mr. Fecteau; 100,000 for Mr. Baker; and 401,947 for the Directors and executive officers as a group.

(2) Includes 1,500 shares of Common Stock issued in the name of Dr. Schmidt's minor daughter.

(3)  Mr. Smith resigned as a Director of the Company effective October 1, 1996.

(4) Igor Leontiev serves as the President of DiaGasCrown, a subsidiary of Gazcomplektimpex. Gazcomplektimpex owns 1,230,130 shares of Common Stock and warrants convertible into another 615,000 shares of the Company's Common Stock. Mr. Leontiev disclaims any beneficial ownership of these shares. Mr. Leontiev resigned as a Director in September, 1996.

(5) BEG Enterprises, Inc. ("BEG") owns 627,593 shares of the Company's Common Stock. Mr. Eller owns 50% of BEG. 313,797 of these shares have been attributed to Mr. Eller. BEG also holds 127,794 warrants that are exercisable within sixty (60) days of March 21, 1997. Mr. Eller's total also includes 63,897 shares subject to these warrants.

(6) BEG Enterprises, Inc. ("BEG") owns 627,593 shares of the Company's Common Stock. Mr. Berman owns 50% of BEG. 313,796 of these shares have been attributed to Mr. Berman. BEG also holds 127,794 warrants that are exercisable within sixty (60) days of March 21, 1997. Mr. Berman's total also includes 63,897 shares subject to these warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with its capital raising activities, the Company has utilized the services of BEG Enterprises, Inc. ("BEG"). Marc W. Eller and Ronald J. Berman, Directors of the Company, each own 50% of the common stock of BEG. In connection with these services, BEG received $16,000 per month from November 1995 through April 1996 for a total of $96,000. BEG also received $78,295 in February 1996 in connection with these services provided to the Company. The Company believes that such payments are comparable to those that would have been made to other non-affiliated firms for comparable services.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Index to Exhibits on page 55 for a descriptive response to this item.


     (b)  Reports on Form 8-K:

          (1) Current report on Form 8-K dated October 30, 1996 (Item 5 - Other events)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SI DIAMOND TECHNOLOGY, INC.


                                         By:  //s// Marc W. Eller
                                              --------------------
                                              Marc W. Eller,
                                              Chief Executive Officer

     In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                  Date
------------------------        --------------------------                      ------------
//s//  Marc W. Eller            Chairman, Chief Executive                       March 27, 1997
------------------------        Officer (Principal Executive Officer and
Marc W. Eller                   Director)

//s// Douglas P. Baker          Vice President and                              March 27, 1997
------------------------        Chief Financial Officer
 Douglas P. Baker               (Principal Financial Officer)

Philip C. Shaffer*
David R. Sincox*
Howard K. Schmidt*              Directors                                       March 27, 1997
Ronald J. Berman*
Lee B. Arberg*
Dr. Zvi Yaniv*


*By:         //s// Douglas P. Baker
    ---------------------------------
     (Douglas P. Baker,
     Attorney-in-Fact)


                               INDEX TO EXHIBITS
          The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.




                                                                                                          SEQUENTIALLY
     EXHIBIT                                                                                                NUMBERED
     NUMBER                                    DESCRIPTION OF EXHIBIT                                          PAGE
-------------------------------------------------------------------------------------------------------------------------------
      2.1 *                  Stock Purchase Agreement by and among SI Diamond Technology,
                             Inc., SDI Acquisition Corp., Plasmatron Coatings and Systems,
                             Inc., Bawa Singh, Robert Williams, and Gaylord Evey, dated as of May 28,1993 Exhibit 2.1 to the Company's Current Report on
                             Form 8-K dated May 28, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      3.1 *                  Amended and Restated Articles of Incorporation of Company, as
                             filed February 14, 1997 with the Secretary of State for the State of Texas (Exhibit 3.1 to the Company's Report on Form 8-K dated as of February 14, 1997)
-------------------------------------------------------------------------------------------------------------------------------
      3.2*                   Statement of Resolutions Establishing and Designating the Company's
                             Series F Preferred Stock (Exhibit 3.1 to the Company's Report on
                             Form 8-K dated as of March 7, 1997)
-------------------------------------------------------------------------------------------------------------------------------
      3.3*                   Amended and Restated Bylaws of the Company (Exhibit 3(ii) to the
                             Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      4.1 *                  Form of Certificate for shares of the Company's common stock
                             (Exhibit 4.1 to the Company's Registration Statement on Form SB-2
                             (No.33-51446-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      4.2*                   Form of Certificate for Shares of the Company's Series C Preferred
                             Stock (Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB
                             for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      4.3*                   Form of Subscription Agreement and Purchaser Questionnaire by and
                             between SI Diamond Technology, Inc. and BEG Enterprises and related purchasers, effective as of June 20,1995, concerning the sale and issuance of Common Stock (Exhibit 4.1 to the Company's Quarterly Report
                             on Form l0-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      4.4*                   Underwriting Agreement dated as of August 27, 1993, and effective as of
                             September 7, 1993, between the Company and GH Securities, Ltd. Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
                             September 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      4.5*                   Form of Placement Agreement dated as of July 19, 1995, by and between the
                             Company and Columbus Asset Management Limited (Exhibit 4.2 to the Company's
                             Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      4.6*                   Form of Warrant in connection with Placement Agreement dated as of July 19, 1995, by and between the Company and Columbus Asset Management Limited Exhibit 4.3 to
                             the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
                             September 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      4.7*                   Statement of Designations, Preferences and Rights of Series E Preferred Stock
                             of the Company as filed with the Secretary of State of the State of Texas on
                             January 4, 1996 Exhibit 4.4 to the Company's Current Report on Form 8-K dated as of January 19, 1996)).
-------------------------------------------------------------------------------------------------------------------------------
      4.8*                   Form of Convertible Subordinated Debenture Agreement (Exhibit 10.18 to the
                             Company's Registration Statement on Form SB-2 (No.33-S 1466-FW) dated
                             January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      4.9*                   Form of Subordinated Debenture Agreement with Attached Warrants Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (No. 33-51466-FW) dated
                             January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      4.10*                  Form of Underwriter's Warrant (Exhibit 1.4 to the Company's Registration
                             Statement on Form SB-2 (No. 33-51466-FW) dated January 7, 1993.)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                          SEQUENTIALLY
     EXHIBIT                                                                                                NUMBERED
     NUMBER                                    DESCRIPTION OF EXHIBIT                                          PAGE
-------------------------------------------------------------------------------------------------------------------------------

      4.11*                  Form of Subscription Agreement for the sale of Units, each consisting of two shares of the Company's Common Stock and one Warrant (June 1993) to
                             purchase one share of Common Stock (Exhibit 4.7 to the Company's
                             Registration Statement on Form S-3 dated January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.12*                  Form of Warrant (June 1993) to purchase shares of the Company's Common
                             Stock (Exhibit 4.8 to the Company's Registration Statement on Form S-3
                             dated January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.13*                  Form of Warrant (BEG) to purchase shares of the Company's Common Stock in connection with the Form of Subscription Agreement and Purchase
                             Questionnaire by and between the Company and the purchasers of the
                             Company's Common Stock dated as of June 20, 1995 (Exhibit 4.12 to the
                             Company's Registration Statement on Form S-3 dated January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.14*                  Form of Subscription Agreement and Purchaser Questionnaire in connection with the Company's $1.5 million private placement of its Common Stock
                             (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of
                             January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.15*                  Form of Regulation D Subscription Agreement in connection with the private placement of the Company's Series E Preferred Stock (Exhibit 4.2 to the
                             Company's Current Report on Form 8-K dated as of January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.16*                  Form of Registration Rights Agreement in connection with the private placement of the Company's Series E Preferred Stock Exhibit 4.3 to the Company's Current
                             Report on Form 8-K dated as of January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.17*                  Form of Warrant issued to Swartz Investments, Inc. Exhibit 4.5 to the Company's
                             Current Report on Form 8-K dated as of January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      4.18*                  Warrant to Purchase 150,000 shares of Common Stock at $3.90 per share issued to
                             GH Securities, Ltd. exercisable any time on or before February 21, 1999.
                             (Exhibit 4.18 to the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 1995)
-------------------------------------------------------------------------------------------------------------------------------
      4.19*                  Rights Agreement dated February 21, 1996, among the Company, GH Securities, Ltd.
                             and David M. Klausmeyer. (Exhibit 4.19 to the Company's Annual Report on Form
                             10-KSB for the fiscal year ended December 31, 1995)
-------------------------------------------------------------------------------------------------------------------------------
      4.20*                  Warrant to Purchase 60,000 shares of Common Stock at $6.50 per share issued to
                             G.H. Securities, Ltd. exercisable any time on or before February 21, 1999.
                             (Exhibit 4.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)
-------------------------------------------------------------------------------------------------------------------------------
      4.21*                  Warrant to Purchase 55,000 shares of Common Stock at $5.50 per share issued to
                             David M. Klausmeyer exercisable any time on or before February 21, 1999.
                             (Exhibit 4.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)
-------------------------------------------------------------------------------------------------------------------------------
      4.22*                  Form of Warrant to purchase Common Stock of the Company issued in connection with the loan of $ 1,000,000 to Diamond Tech One, Inc. (Exhibit 4.1 to the
                             Company's Report on Form 8-K dated as of October 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      4.23*                  Form of Regulation D Subscription Agreement by and between the Company and the
                             Holders of the Company's Series F Preferred Stock (Exhibit 4.3 to the Company's
                             Report on From 8-K dated as of March7, 1997)
-------------------------------------------------------------------------------------------------------------------------------
      4.24*                  Form of Registration Rights Agreement by and between the Company and Holders of the Company's Series F Preferred Stock (Exhibit 4.4 to the Company's Report on
                             Form 8-K dated as of March 7, 1997)
-------------------------------------------------------------------------------------------------------------------------------
      4.25*                  Form of Subscription Agreement by and between the Company and Holders of the
                             Company's 8% Convertible Debentures (Exhibit 4.1 to the Company's Report on
                             Form 8-K dated as of March 7, 1997)
-------------------------------------------------------------------------------------------------------------------------------
      4.26*                  Form of the Company's 8% Convertible Debenture (Exhibit 4.2 to the Company's
                             Report on Form 8-K dated as of March 7, 1997)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                          SEQUENTIALLY
     EXHIBIT                                                                                                NUMBERED
     NUMBER                                    DESCRIPTION OF EXHIBIT                                          PAGE
-------------------------------------------------------------------------------------------------------------------------------

      10.1*                  License Agreement between the Company and the University of Texas
                             (Dallas) relating to the commercialization of Amorphic Diamond coatings
                             (Exhibit 10.8 to the Company's Registration Statement on Form SB-2
                             (No. 33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.2*                  SBIR Phase II Research Agreement between the Company and The United States
                             Army Strategic Defense Command relating to the N-Type Doping of Diamond
                             (Exhibit 10.9 to the Company's Registration Statement on Form SB-2
                             (No.33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.3*                  SBIR Phase II Research Agreement between the Company and The Office of Naval
                             Research relating to Atomic layer Epitaxial Grown of Diamond (Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (No. 33-51466-FW) dated
                             January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.4*                  SBIR Phase I Research Agreement between the Company and NASA Johnson Space
                             Center relating to Amorphous Diamond Protective Coatings for Exposed Surfaces
                             in low Earth Orbit. Representative of the ten Phase I contracts currently active between the Company and several government agencies Exhibit 10.11 to the
                             Company's Registration Statement on Form SB-2 (No. 33-51466-FW) dated
                             January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.5*                  Agreement between the Company and Microelectronics and Computer Technology
                             Corporation relating to flat panel diamond display screen project Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (No. 33-51466-FW) dated
                             January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.6*                  Form Subordinated Debenture Agreement with Attached Warrants Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (No. 33-51466-FW) dated
                             January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.7*                  Form Convertible Subordinated Debenture Agreement Exhibit 10.18 to the Company's
                             Registration Statement on Form SB-2 (No. 33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.8*                  Revised License Agreement between the Company and the University of Texas
                             (Dallas) relating to worldwide exclusive rights to the commercialization of
                             Amorphic Diamond coatings (Exhibit 10.19 to the Company's Registration
                             Statement on Form SB-2 (No. 33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.9*                  License Agreement between the Company and McDonnell Douglas Corporation relating to a new method of producing high temperature CVD diamond (Exhibit 10.20 to the
                             Company's Registration Statement on Form SB-2 (No.33-5 1466-FW) dated January 7,
                             1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.10*                 Master Agreement between Microelectronics and Computer Technology Corporation and the Company dated September 7, 1993, to cross license and pool technologies related to diamond-based field emitter displays and diamond-based cold cathodes
                             (Exhibit 10.20 to the Company's Quarterly Report on Form l0-QSB/A for the fiscal quarter ended September 30, 1993).
-------------------------------------------------------------------------------------------------------------------------------
      10.11*                 Memorandum of Terms between the Company and Microelectronics and Computer
                             Technology Corporation dated August 16, 1994 (Exhibit 10.19 to the Company's
                             Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).
-------------------------------------------------------------------------------------------------------------------------------
      10.12*                 Amendment No.1 to the Patent and Know-How Cross-License Agreement between
                             Microelectronics and Computer Technology Corporation and the Company dated
                             June 7, 1994 (Exhibit 10.20 to the Company's Annual Report on Form 10-KSB
                             for the fiscal year ended December 31, 1994).
-------------------------------------------------------------------------------------------------------------------------------
      10.13*                 Option, Share and Warrant purchase Agreement dated February 9, 1995, by and between the Company and DiaGasCrown, Inc. (Exhibit 10.1 to the Company's
                             Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.14*                 Warrant granted to Gazcomplektimpex to purchase 61,500 shares of the Company's
                             Series C Preferred Stock (Exhibit 10.2 to the Company's Quarterly Report on
                             Form 10-QSB for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                          SEQUENTIALLY
     EXHIBIT                                                                                                NUMBERED
     NUMBER                                    DESCRIPTION OF EXHIBIT                                          PAGE
-------------------------------------------------------------------------------------------------------------------------------
      10.15*                 Warrant granted to East/West Technology Partners, Ltd. to purchase
                             13,500 shares of the Company's Series C Preferred Stock (Exhibit 10.3
                             to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.16*                 Teaming Agreement dated February 9, 1995 between the Company and Diagascrown,
                             Inc. (Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the
                             fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.17*                 Amendment No. 2 to the Patent and Know-How Cross License Agreement dated
                             January 19, 1995, which is Attachment 1 to the Master Agreement between
                             Microelectronics and Computer Technology Corporation and the Company
                             Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.18*                 Packaging and Interconnect Technology Patent and Know-How License Agreement
                             by and between Microelectronics and Computer Technology Corporation and SI
                             Diamond Technology, Inc. dated April 21, 1995 (Exhibit 10.2 to the Company's
                             Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.19*                 Rapid Prototyping/Laser Customization Technology Patent and Know-How License
                             Agreement by and between Microelectronics and Computer Technology Corporation and SI Diamond Technology, Inc. dated April 21, 1995 (Exhibit 10.3 to the
                             Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30,
                             1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.20*                 Lease Agreement between Crow-Gottesman-Hill #6, as Landlord, and Diamond Tech
                             One, Inc., as Tenant, concerning premises located at 12100-A Technology
                             Boulevard, Austin, Texas 77827 (Exhibit 10.4 to the Company's Quarterly Report
                             on Form 10-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.21*                 Form of Lease Agreement between Aetna Life Insurance Company, as Landlord, and
                             Diamond Tech One, Inc., as Tenant, concerning premises located at 12112
                             Technology Boulevard, Austin, Texas 77827 (Exhibit 10.5 to the Company's
                             Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.22*                 Patent and Technology License effective as of February 11, 1993, by and between
                             Company and the Board of Regents of the University of Texas System (Exhibit 10.2
                             to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
                             September 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.23*                 Asset Purchase Agreement by and among Microelectronics and Computer Technology
                             Corporation, SI Diamond Technology, Inc. and Diamond Tech One, Inc. dated April
                             21, 1995 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the
                             fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------------------------------------
      10.24*                 Amendment No.3 to the Patent and Know-How Cross-License Agreement executed n
                             October 17, 1995, between the Company and Microelectronics and Computer
                             Technology Corporation (Exhibit 4.15 to the Company's Registration Statement on
                             Form S-3 dated January 19, 1996).
-------------------------------------------------------------------------------------------------------------------------------
      10.25*                 Joint Development Agreement dated May 25, 1995 between the Company and
                             Supertex, Inc. (Confidential Treatment has been requested for portions of this
                             Exhibit 10.34).
-------------------------------------------------------------------------------------------------------------------------------
      10.26*                 Consulting Agreement between the Company and BEG Enterprises, Inc (Exhibit 10.01 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended
                             March 31, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.27*                 Contract #01-96/01C between the Company and Microelectronics Systems dated
                             February 16, 1996 (Exhibit 10.02 to the Company's Quarterly Report on Form
                             10-QSB for the fiscal quarter ended March 31, 1996)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                          SEQUENTIALLY
     EXHIBIT                                                                                                NUMBERED
     NUMBER                                    DESCRIPTION OF EXHIBIT                                          PAGE
-------------------------------------------------------------------------------------------------------------------------------
      10.28*                 Contract no. 27 in 02/96 between the Company and High Technologies dated February 25, 1996 (Exhibit 10.03 to the Company's Quarterly Report
                             on Form 10-QSB for the fiscal quarter ended March 31, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.29*                 Contract no. 26 in 02/96 between the Company and High Technologies dated
                             February 25, 1996 (Exhibit 10.04 to the Company's Quarterly Report on
                             Form 10-QSB for the fiscal quarter ended March 31, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.30*                 Consulting Agreement between the Company and C. Robert Kline dated as of
                             March 31, 1996 (Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB
                             for the fiscal quarter ended June 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.31*                 Amended and Restated 1992 Stock Option Plan of the Company (Exhibit 10.2 to the
                             Company's Quarterly Report for the fiscal Quarter ended June 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.32*                 Amended and Restated 1992 Outside Directors' Stock Option Plan (Exhibit 10.3 to
                             the Company's Quarterly Report for the fiscal quarter ended June 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.33*                 Form of agreement by and among the Holders of the Company's Series E Preferred
                             Stock and the Company concerning agreements relating to the Series E Preferred
                             Stock (Exhibit 10.1 to the Company's Report on Form 8-K dated as of September
                             25, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.34*                 Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31,
                             1996 (Exhibit 10.1 to the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.35*                 Termination of Technology Cooperation Agreement between the Company and Philips
                             Components B.V. dated as of October 4, 1996 (Exhibit 10.2 to the Company's
                             Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.36*                 Form of Promissory Note payable by Diamond Tech One, Inc. for $ 250,000 in connection with the loan of $1,000,000 to Diamond Tech One, Inc. (Exhibit 10.1 to the Company's Report on Form 8-K dated as of October 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.37*                 Form of Guaranty by the Company in Connection with loan of $1,000,000 to Diamond
                             Tech One, Inc. (Exhibit 10.2 to the Company's Report on Form 8-K dated as of
                             October 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.38*                 Form of Loan and Security Agreement in connection with loan of $1,000,000 to
                             Diamond Tech One, Inc. (Exhibit 10.3 to the Company's Report on form 8-K dated as of October 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.39*                 Promissory Note dated as of October 30, 1996 made payable to Austin National
                             Bank by Diamond Tech One, Inc. (Exhibit 10.5 to the Company's Report on Form 8-K
                             dated as of October 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      10.40*                 Commercial Guaranty by SI Diamond Technology, Inc. of Promissory Note made payable to Austin National Bank by Diamond Tech One and dated as of October 30,
                             1996 (Exhibit 10.6 to the Company's Report on Form 8-K dated as of October 30,
                             1996)
-------------------------------------------------------------------------------------------------------------------------------
       10.41*                Commercial Security Agreement dated as of October 30, 1996 by and between Austin
                             National Bank and Diamond Tech One, Inc. (Exhibit 10.7 to the Company's Report
                             on Form 8-K dated as of October 30, 1996)
-------------------------------------------------------------------------------------------------------------------------------
      11                     Computation of (Loss) per Common Share
-------------------------------------------------------------------------------------------------------------------------------
      21                     Subsidiaries of the Company.
-------------------------------------------------------------------------------------------------------------------------------
      24                     Powers of Attorney
-------------------------------------------------------------------------------------------------------------------------------
      27                     Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------------------