Form 10KSB/A
period 1996-12-31
SI DIAMOND TECHNOLOGY INC
filed 1997-04-21
CIK 891417

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

  As of March 21, 1997, the registrant had 13,943,456 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).

                              Yes             No  X
                                  -----          ----

=============================================================================

                               TABLE OF CONTENTS


PART I...............................................................................................................    Page 1
        Item 1.  Business............................................................................................    Page 1
        Item 2.  Properties..........................................................................................   Page 10
        Item 3.  Legal Proceedings...................................................................................   Page 10
        Item 4.  Submission of Matters to a Vote of Security Holders.................................................   Page 10

PART II..............................................................................................................   Page 10
        Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters................................   Page 10
        Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..........................................................................................   Page 11
        Item 7.  Financial Statements................................................................................   Page 16
        Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..........................................................................................   Page 41

PART III.............................................................................................................   Page 42
        Item 9.  Directors, Executive Officers, Promoters, Control Persons;
                 Compliance with Section 16 (a) of the Exchange Act..................................................   Page 42
        Item 10. Executive Compensation..............................................................................   Page 43
        Item 11. Security Ownership of Certain Beneficial Owners and Management......................................   Page 48
        Item 12. Certain Relationships and Related Transactions......................................................   Page 51
        Item 13. Exhibits and Reports on Form 8-K....................................................................   Page 51

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

                                     Page v

AVAILABILITY OF MATERIALS AND DEPENDENCE ON SUPPLIERS

          It is anticipated that materials to be used by the Company in producing its future products will be purchased by the Company from outside vendors and, in certain circumstances, the Company may be required to bear the risk of material price fluctuations. It is anticipated by the Company's management that the majority of raw materials to be used in products to be manufactured by the Company will be readily available. However, there can be no assurance that such materials will be available in the future, or if available, will be procurable at prices which will be favorable to the Company.

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

          The Company was incorporated in Texas in 1987. The Company's directly and indirectly owned subsidiaries are as follows: Northlight Displays, Inc., a Delaware corporation ("Northlight"); Diamond Tech One, Inc., a Delaware corporation ("DTO"); SIDT Coatings, Inc., a Delaware corporation ("Coatings"); Plasmatron Coatings and Systems, Inc., a Pennsylvania corporation ("Plasmatron"); Electronic Billboard Technology, Inc., a Delaware Corporation ("EBT"); Field Emission Picture Element Technology, Inc., a Delaware Corporation ("FEPET"); and SDI Acquisition Corp., a Texas corporation. FEPET and EBT were incorporated in January 1997 to focus on commercialization of specific aspects of the Company's R&D. The "Company" and "SI Diamond", as used herein, refer to SI Diamond Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

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

          The Company is currently in the process of seeking a strategic partner to aid in the development, funding, commercialization and marketing of the DFEL product. The Company has already built prototypes that clearly demonstrate the desired features. The Company estimates that it will take an investment of $3.5 million to fund final product development and introduction. The Company expects that within 12-24 months of such investment, systems would be in place to meet initial demand for the product and the Company would be ready to begin to ramp up production.

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

          During the period from inception in 1987 to the date of this report, the Company has received total third party funding commitments in excess of $10 million, including $1,882,000 in SBIR Phase I grants, $4,723,000 in SBIR Phase 2 or similar grants, and $3,500,000 which is the Company's share of the U.S. Department of Commerce's $7 million Advanced Technology Development Program ("ATP") award administered by the National Institute of Standards and Technology ("NIST"). The ATP was obtained by the American Diamond Display Venture ("ADDVent"), a joint venture between the Company and another electronics manufacturer interested in the development of the DFED. Virtually all work done under the project is either performed by or managed by the Company. The project began in June 1995 and is scheduled to last until May 1997 although the Company has applied for a no cost extension of time for completion of the project.

BUSINESS DEVELOPMENT STRATEGIES

          OVERALL. The Company is today primarily a technology driven company. The Company currently plans to expand its manufacturing capabilities through manufacturing partnerships or joint ventures. The Company may also license its technology to others to fund further development projects with the royalties received from such licenses.

          ELECTRONIC BILLBOARDS. After securing a strategic partner, EBT plans to attack the market in phases. The target market for the first phase will be Premium Billboard sites - those sites that generate monthly advertising revenues of approximately $25,000 or more. It is estimated that there are approximately 700 of these sites in the United States and another 1,500 outside of the United States. It is estimated that EBT could begin supplying billboards to meet the initial demand for these sites within 12 months of obtaining a strategic partner. Once demand in the premium market has been met and increased manufacturing volumes have lowered the unit manufacturing costs, EBT will target the remaining billboard market. As the Company's FEPET subsidiary continues to develop its DFEL, EBT expects to integrate the DFEL as a component of its electronic billboard because of the expected advantages that it is expected to provide related to cost and quality. EBT expects its electronic billboard product to be successful regardless of the timing of the availability of the DFEL provided by FEPET.

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

          DFE PRODUCTS. The short term focus in DFE products is the development of the DFEL to be used as the pixel light source in a large display. The light source is the most vital and costly part of a large display, accounting for approximately 25 - 30 % of the cost of the display. Since the pixel light source directly equates to the visual quality and reliability of the display, the characteristics of the pixel light source are critical to a purchase decision. Competition for the Company's DFEL will come from other technologies. Following is a summary of some of those technologies and key differences.

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

          PHILIPS. In July 1995, the Company and Philips entered into a technology cooperation agreement under which Philips agreed to provide $10 million of development support over the next two years to accelerate commercialization of the Company's DFED. Under the terms of the agreement, each of Philips and SI Diamond committed at least $5 million per year for two years to the joint effort. The commitment could include in-kind contributions or cash. Philips and the Company agreed to jointly conduct certain research concerning the DFED. In October 1996, this agreement was terminated by mutual agreement of the parties with no ongoing commitment by either party to the agreement. No cash was paid either by or to either party in connection with this agreement, nor were any technology rights granted either by or to either party in connection with this agreement.

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

          The Company owns twelve issued patents, four allowed patents, and has twenty patent applications pending in the United States. The Company also has several patent applications in process. In addition, the Company is exclusively licensed by MCC under six issued patents, five allowed applications and twenty pending applications, all in the United States. The patents, allowances and applications relate to the DFED, coatings services and systems and other technologies. The Company has non-exclusive licenses from MCC under 144 patents and allowances and six pending applications in the United States, all of which relate to DTO's operations. In addition, there are foreign counterparts to certain United States patents and applications.

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

          Competitors have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, those of the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but they may limit the Company's ability to market its products. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against the Company for patent infringement, a challenge in the suit by the Company to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to the Company would he available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of the Company's interest in the affected products. Should the Company elect to manufacture or market these products without a license or a favorable determination as to the invalidity of these patents, damages could result which could be materially adverse to the Company.. Further, failure to obtain a license could result in an injunction prohibiting the Company from manufacturing or selling the affected lines of products.

          The Company also relies upon unpatented trade secrets and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to its unpatented trade secrets.

          The Company requires its employees, directors, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

          The Company's products will be subject to extensive government regulation in the United States and in other countries. In order to produce and market its existing and proposed products, the Company must satisfy mandatory safety standards established by the U.S. Occupational Safety and Health Administration ("OSHA"), pollution control standards established by the U.S. Environmental Protection Agency ("EPA") and comparable state and foreign regulatory agencies. The Company may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. The Company does not believe that its DFE products will present any significant occupational risks to the operators of such equipment. In addition, the DFE products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures. Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company and its products. Additionally, the Company's arrangements with its customers and affiliates may subject its products to export and import control regulations of the U.S. and other countries.

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

--------------------------------------------------------------------------------
        Name                 Age                   Position
--------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

          Marc W. Eller has served as the Company's Chief Executive Officer since July 29, 1996. Mr. Eller is Chairman of the Board of Directors and has been a Director since November 1995. Mr. Eller co-founded BEG Enterprises, Inc. in 1989 and has been its Vice President since that date. For the past five years, Mr. Eller has been involved in commercial real estate investment and in investment banking activities for publicly traded companies. Mr. Eller has a B.A. degree in Economics.

          Dr. Zvi Yaniv has served as the Company's President and Chief Operating Officer since July 29, 1996. Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company in May 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of OIS Optical Imaging Systems Inc., a supplier of flat panel color liquid crystal displays to the avionics and defense industries.

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


                                                        HIGH         LOW
1995
               First Quarter...........................$ 7.88      $ 5.88
               Second Quarter..........................$ 7.94      $ 6.25
               Third Quarter...........................$10.00      $ 6.88
               Fourth Quarter..........................$ 8.88      $ 6.38


1996           First Quarter...........................$ 8.18      $ 6.38
               Second Quarter..........................$ 7.62      $ 3.69
               Third Quarter...........................$ 3.88      $ 1.25
               Fourth Quarter..........................$ 2.88      $ 1.12
1997
               First Quarter (through March 21, 1997)..$ 2.06      $ 1.16


          On March 21, 1997, the closing sale price for the Common Stock as reported on the NASDAQ system was $1.1875. As of March 21, 1997, there were approximately 3,111 record holders of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should assist in an understanding of the Company's financial position and results of operations for the years ended December 31, 1996 and 1995. The Notes to Consolidated Financial Statements of the Company included elsewhere herein contain detailed information that should be referred to in conjunction with this discussion.

                                   OVERVIEW

          Throughout 1996, the Company continued its efforts to move from a contract research and development organization toward commercial viability. Commercial revenues have largely resulted from the production and sale of coating systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron") and the manufacture and assembly of high density electronics at Diamond Tech One, Inc. ("DTO"). The Company implemented a Company wide reorganization in May 1996 which resulted in a work force reduction of about 45%. In connection with this reorganization, the Company closed its commercial coating operation and that subsidiary, SIDT Coatings, Inc., is now inactive. The Company also relocated its corporate headquarters to Austin to consolidate its operations geographically. The Company continued its expenditures and efforts in 1996 for the development of its DFE technology. Overall R&D expenditures declined as the Company focused its research on those areas with the highest probability of yielding commercially viable products in the near future. Company sponsored research and development expenses in the DFE technology product area should continue (See Note 1 to the Consolidated Financial Statements). Plasmatron's sales for 1996 increased as compared to 1995, but it is not yet at profitable levels. Management has continued to increase the selling and marketing efforts for Plasmatron's product lines in an effort to improve the sales performance and expects Plasmatron to be profitable in 1997. During 1996, a complaint was filed by a customer of Plasmatron's related to an item of equipment delivered in 1993, prior to the Company's ownership of Plasmatron. Management believes that Plasmatron has meritorious defenses to the claim and that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position and results of operations. (See Note 11 to the Consolidated Financial Statements). 1996 was Diamond Tech One's ("DTO") first full year of operation as a subsidiary of the Company. In 1996, DTO increased its revenues over its annualized 1995 revenues, but continued to operate at a loss. DTO continues to work on increasing sales and reducing costs and expects to reach break-even on a monthly basis in the 3rd quarter of 1997 if its plans are successful.

                             RESULTS OF OPERATIONS

            1996 Compared to 1995. The Company earned $5,772,620 in revenues during 1996, as compared with $3,042,942 during 1995. Commercial sales were $2,903,835 for 1996 compared to $2,033,276 for 1995. The 1995 commercial revenues only include revenues from DTO for the eight months that it was owned by the Company. Such revenues were $772,920 in 1995. The majority of the Company's commercial revenues are from the production under equipment contracts through the Company's subsidiary, Plasmatron, and the manufacture and assembly of high density electronic products by DTO. Plasmatron's revenues are being recognized on a percentage of completion basis and totaled approximately $1,400,000 in 1996. Plasmatron's commercial backlog was approximately $289,000 at December 31, 1996. Not included in Plasmatron's backlog amount above are contracts totaling approximately $900,000 which were signed subsequent to December 31, 1996. DTO's revenues are recognized when the product is shipped or services completed and totaled approximately $1,488,000 in 1996. DTO's commercial backlog was approximately $360,000 at December 31, 1996 and $480,000 at February 28, 1997. Contract research revenues for 1996 were $2,868,785 compared to $1,009,666 for 1995. At December 31, 1996, the Company had a research backlog of $1,050,000 in anticipated future revenues from its existing contracts, as compared with a backlog of $2,743,000 at December 31, 1995. The reduced backlog and increased contract revenue amounts both resulted from spending in 1996 under the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the third quarter of 1995. The entire research backlog relates to this contract. The Company has applied for additional research grants, but expects contract research revenues to decline in 1997 as the NIST contract is completed and the focus shifts to commercialization of the Company's products. The Company's ability to perform the research on its backlog and any new awards should not require significant addition of personnel.

          For 1996, the Company's costs of sales were $5,317,186 resulting in a margin of 8% as compared with $3,413,623 and a margin of negative 12% during 1995. This improvement in margin resulted primarily from the increase in commercial revenues at the Plasmatron and DTO subsidiaries. The low margin for the Company results from the significant amount of revenue derived by the Company from government contracts which generally have little or no margin. In addition, both the Plasmatron and DTO subsidiaries are operating significantly below capacity which results in lower margins because of the lower sales volumes available to absorb fixed overhead costs. The Company's selling, general and administrative expenses increased from $5,328,310 in 1995 to $6,924,068 in 1996. This increase is primarily the result of a higher level of fund raising activity, a $450,000 contract settlement, and a $400,000 loss on the settlement of a note receivable. The Company expects these costs to be significantly reduced in 1997. Company sponsored research and development expenses declined in 1996 to $6,185,943 from $8,726,355 in 1995. The decrease is a result of the Company's curtailment of research expenditures that were unrelated to the Company's primary business strategies. Research and Development in 1995 also included a charge of $900,000 related to the technology acquired in the DiaGasCrown, Inc. transaction. This valuation was based on an assessment of potential uses of the licenses and other rights as well as the stock price relative to its market value. The Company determined that the technology acquired was in process research and development and charged the $900,000 to research and development expense for 1995. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of its DFE technology. The Company has applied for additional government grants and is seeking a strategic partner to fund this continued research. If the Company is unsuccessful in obtaining this funding, it will be forced to raise additional capital through debt or equity financing or substantially reduce the level of R&D spending.

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

                              FINANCIAL CONDITION

          At December 31, 1996, the Company had cash and cash equivalents in the amount of $16,290 as compared with cash and cash equivalents of $293,593 at December 31, 1995. This decrease in cash is primarily a result of the significant operating losses incurred by the Company, offset by substantial equity funding. Throughout 1995 and 1996, the Company has continued to raise additional funds through equity and debt funding. Based on the developmental stages of the Company's technology, additional equity or other financing will likely be necessary in the future. If all of the Company's warrants outstanding as of December 31, 1996, were exercised, the Company would collect proceeds in excess of $9,000,000. (See Note 9 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaling $100,000 have been received in 1997, however, the Company has no assurance or expectation that any of the remaining warrants will be exercised in 1997.

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

     In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "March 1997 Offering") for 1700 shares of its Series F Convertible Preferred Stock ("Series F Preferred"). The Series F Preferred has a par value of $1 and a stated value of $1,000. The Company received net proceeds of $1,527,500 which represented gross proceeds of $1,700,000 less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F Preferred is convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series F Preferred Stock (the "Issue Price") plus an accretion amount equal to 4% of the issue price per annum from the issue date of the Series F Preferred Stock until the conversion date by (ii) the conversion price. The conversion price is the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F Preferred bears no dividends and holders of the Series F Preferred have no voting power, except in certain circumstances as required by Texas state law.

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

     Cash required by operating activities was $11,883,368 for 1996 compared to $10,404,408 for 1995. The increase in the requirement of cash flows was primarily a result of a the need for increased working capital to support the Company's operating subsidiaries including a higher level of accounts receivable, inventories, and billings in excess of costs and estimated earnings in 1996 than in 1995. In addition, the 1996 loss, while similar in total, included a higher level of noncash charges than in 1995.

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

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.


CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants....................................................  17

Consolidated Balance Sheets - December 31, 1996 and 1995.............................  18

Consolidated Statements of Operations - Years Ended December 31, 1996 and 1995.......  19

Consolidated Statements of Stockholders' Equity - Years Ended December 31,
  1996 and 1995......................................................................  20

Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995.......  22

Notes to Consolidated Financial Statements...........................................  23


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



COOPERS & LYBRAND L.L.P.

Austin, Texas
March 27, 1997

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            1996           1995
                                                                        -------------  -------------
Current assets:
  Cash and cash equivalents...........................................  $     16,290   $    293,593
  Restricted cash.....................................................        37,226        259,880
  Accounts receivable, trade..........................................       934,564        283,614
  Stock subscriptions receivable......................................            --      9,583,750
  Notes receivable....................................................        15,000        400,000
  Inventory...........................................................       329,643         55,962
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................................       584,770        300,485
  Prepaid expenses and other assets...................................       136,693         91,504
                                                                        ------------   ------------
      Total current assets............................................     2,054,186     11,268,788
Property, plant and equipment, net....................................     3,143,510      4,803,621
Intangible assets, net................................................       423,563        788,530
Other assets, net.....................................................            --         36,766
                                                                        ------------   ------------
      Total assets....................................................  $  5,621,259   $ 16,897,705
                                                                        ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................  $  2,647,487   $    863,048
  Bank line of credit.................................................        30,000             --
  Notes payable.......................................................       961,222        862,513
  Capital lease obligations...........................................        71,061        190,326
  Accrued liabilities.................................................     1,210,427      2,305,315
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................................         9,875         49,891
                                                                        ------------   ------------
      Total current liabilities.......................................     4,930,072      4,271,093
Notes payable, long-term..............................................            --         86,687
Capital lease obligations, long-term..................................            --         77,422
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $1.00 par value, 2,000,000 shares authorized;
   Series A Convertible Preferred, 100 shares issued and out-
     standing at December 31, 1996 and 1995
     ($100,000 aggregate liquidation preference)......................           100            100
   Series E Convertible Preferred, 646 shares issued and outstanding at December 31, 1996 ($6,973,241 aggregate liquidation
     preference)......................................................           646             --
  Common Stock, 120,000,000 shares authorized, $.001 par value,
   13,126,083 shares issued and outstanding at December 31, 1996;
   10,858,889 shares issued and outstanding at December 31, 1995......        13,126         10,859
  Additional paid-in capital..........................................    45,412,283     34,681,872
Preferred stock subscribed but unissued...............................            --      8,905,072
Accumulated deficit...................................................   (44,705,442)   (30,991,571)
Unearned compensation.................................................       (29,526)      (143,829)
                                                                        ------------   ------------
      Total stockholders' equity......................................       691,187     12,462,503
                                                                        ------------   ------------
      Total liabilities and stockholders' equity......................  $  5,621,259   $ 16,897,705
                                                                        ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        YEAR  ENDED
                                                        DECEMBER 31,
                                                ----------------------------
                                                    1996           1995
                                                -------------  -------------

Revenues......................................  $  5,772,620   $  3,042,942

Cost of sales.................................     5,317,186      3,413,623
Selling, general and administrative expenses..     6,924,068      5,328,310
Research and development......................     6,185,943      8,726,355
                                                ------------   ------------
          Operating costs and expenses........    18,427,197     17,468,288

          Loss from operations................   (12,654,577)   (14,425,346)

Other income (expense):
     Loss on impairment of assets.............      (850,000)            --
     Loss on disposal of assets...............      (350,000)            --
     Other income, net........................       145,571         35,490
                                                ------------   ------------

          Net loss............................  $(13,709,006)  $(14,389,856)
                                                ============   ============

Less preferred stock dividend.................    (1,700,709)            --
                                                ------------   ------------

Net loss applicable to common stockholders....  $(15,409,715)  $(14,389,856)
                                                ============   ============


          Net loss per common share             $      (1.30)  $      (1.52)
                                                ============   ============

Average common shares outstanding                 11,864,672      9,479,610
                                                ============   ============



   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                PREFERRED
                         PREFERRED   PREFERRED   COMMON   COMMON   ADDITIONAL     STOCK
                           STOCK      STOCK      STOCK    STOCK    PAID-IN      SUBSCRIBED   ACCUMULATED     UNEARNED
                          SHARES      AMOUNT     SHARES   AMOUNT   CAPITAL     BUT UNISSUED     DEFICIT    COMPENSATION   TOTAL
                        ----------  ---------  --------- -------- ----------- --------------  -----------  ------------ ---------

Balance, January 1, 1996      100     $   100  10,858,889 $ 10,859 $34,681,872   8,905,072    $(30,991,571) $(143,829)  $12,462,503

Stock options exercised        --          --      27,600       28      16,368          --              --         --        16,396

Issuance of Series E
 preferred stock for cash   1,190       1,190          --       --  10,316,532  (8,905,072)             --         --     1,412,650

Conversion of Series E  preferred
 stock into common stock     (542)       (542)  2,239,594    2,239      (1,697)         --              --         --            --


Redemption of Series E
 preferred stock for cash      (2)         (2)         --       --     (20,000)         --          (4,865)        --       (24,867)


Issuance of warrants in
 connection with debt          --          --          --       --     200,000          --              --         --       200,000

Repricing of warrants          --          --          --       --     450,000          --              --         --       450,000

Recognition of unearned
 compensation                  --          --          --       --     (87,866)         --              --    114,303        26,437

Payment of contingent costs
 related to prior equity
 offerings                     --          --          --       --    (142,926)         --              --         --      (142,926)


Net Loss                       --          --          --       --          --          --     (13,709,006)        --   (13,709,006)
                        ---------   ---------  ---------- --------  ---------- -----------     -----------  ---------    ----------
Balance, December 31, 1996    746     $   746  13,126,083 $ 13,126 $45,412,283 $        --    $(44,705,442) $ (29,526)  $   691,187
                        =========   =========  ========== ========   ========== ==========     ===========  =========    ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                PREFERRED
                         PREFERRED   PREFERRED   COMMON   COMMON   ADDITIONAL     STOCK
                           STOCK      STOCK      STOCK    STOCK    PAID-IN      SUBSCRIBED   ACCUMULATED     UNEARNED
                          SHARES      AMOUNT     SHARES   AMOUNT   CAPITAL     BUT UNISSUED     DEFICIT    COMPENSATION   TOTAL
                        ----------  ---------  --------- -------- ----------- --------------  -----------  ------------ ---------

Balance, January 1, 1995      100     $   100   7,368,295  $ 7,368  $19,914,440         --   $ (16,601,715) $ (42,356) $  3,277,837

Stock warrants exercised       --          --      81,500       82      103,798         --              --         --       103,880

Stock options exercised        --          --      86,085       86      174,725         --              --         --       174,811

Issuance of common and
 Series C  preferred stock
 for cash                  90,000      90,000     600,150      600    5,692,681         --              --         --     5,783,281

Conversion of Series C
 preferred  stock into
 common stock             (90,000)    (90,000)    900,000      900       89,100         --              --         --            --

Issuance of common
 stock for cash                --          --   1,585,786    1,586    7,372,952         --              --         --     7,374,538

Issuance of common stock to
 maintain exclusive rights
  to technology under MCC
  agreement                    --          --     223,256      223      996,284         --              --         --       996,507

Issuance of common stock
 in partial  payment of
 building purchase             --          --      13,817       14       69,524         --              --         --        69,538

Recognition of unearned
 compensation                  --          --          --       --      268,368         --              --   (101,473)      166,895

Subscription received on
 Series E preferred stock      --          --          --       --           --  8,905,072                         --     8,905,072

Net Loss                       --          --          --       --           --         --     (14,389,856)        --   (14,389,856)

                        ---------   ---------   ---------- --------  ---------- ----------     -----------  ---------  ------------
Balance, December 31, 1995   100    $     100  10,858,889  $10,859  $34,681,872 $8,905,072   $ (30,991,571) $(143,829) $ 12,462,503
                        =========   =========   ========== ========   ========= ==========   =============  =========  ============




   The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                                     DECEMBER 31,
                                                           -----------------------------
                                                               1996            1995
                                                           -------------  --------------
Cash flows from operating activities:
 Net Loss................................................  $(13,709,006)  $( 14,389,856)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Non-cash compensation of employees and consultants
  upon issuance and forfeiture of common stock...........        26,436         166,895
 Revaluation of stock warrants...........................       450,000              --
 Loss on impairment of assets............................       850,000              --
 Loss on settlement of note receivable...................       400,000              --
 Non-cash research and development.......................            --         900,000
 Depreciation and amortization expense...................     1,062,192         955,911
 Loss on disposal of fixed assets........................       101,906              --
 Services provided for payment of MCC notes..............      (482,092)       (336,585)
 Contract payment through issuance of stock..............            --       1,000,000
 Changes in assets and liabilities:
  Accounts receivable, trade.............................      (650,950)        631,361
  Notes receivable.......................................       (15,000)       (400,000)
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................      (284,285)        (99,152)
  Inventory..............................................      (273,681)             --
  Prepaid expenses and other assets......................        (8,423)         (8,645)
  Accounts payable.......................................     1,784,439         (77,531)
  Accrued expenses.......................................    (1,094,888)      1,508,998
 Billings in excess of costs and estimated earnings on
  uncompleted contracts..................................       (40,016)       (255,804)
                                                           ------------   -------------
   Total adjustments.....................................     1,825,638       3,985,448
                                                           ------------   -------------
  Net cash used in operating activities..................   (11,883,368)    (10,404,408)
                                                           ------------   -------------
Cash flows from investing activities:
 Capital expenditures....................................      (579,873)     (2,765,942)
 Proceeds from sale of equipment.........................       640,853              --
 Expenditures for intangible and other assets............            --        (288,451)
                                                           ------------   -------------
  Net cash provided  by (used in) investing activities...        60,980      (3,054,393)
                                                           ------------   -------------

Cash flows from financing activities:
 Proceeds from notes payable.............................     1,041,500         391,605
 Repayment of notes payable..............................      (564,072)       (496,762)
 Redemption of Series E preferred shares.................       (24,867)             --
 Proceeds from issuance of preferred and common stock....    10,869,870      12,791,102
 Financing costs related to stock issuance...............            --        (360,775)
 Restricted cash.........................................       222,654        (259,880)
                                                           ------------   -------------
Net cash provided by financing activities................    11,545,085      12,065,290
                                                           ------------   -------------
Net decrease in cash and cash equivalents................      (277,303)     (1,393,511)
Cash and cash equivalents, beginning of year.............       293,593       1,687,104
                                                           ------------   -------------
Cash and cash equivalents, end of year...................  $     16,290   $     293,593
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

Contract revenues and technology rights

  A significant portion of the Company's revenues consists of earnings under agreements to perform research and development for others, primarily U.S. federal government agencies. The agreements with federal government

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes. The Company retains all other rights to use, further develop and commercialize the technology.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  At each balance sheet date, the Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible. If an indicator of impairment is present, the Company compares the projected undiscounted operating income for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating income for the next 10 years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset of the fair value, as determined, is charged to impairment loss. In connection with this policy, the Company charged to impairment loss, approximately $269,000 to write off the remaining net organization costs associated with the establishment of DTO. At this time, the Company believes that no other impairment of its intangible assets has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

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

Preferred Stock Dividends

  The Series E Convertible Preferred Stock contains a provision (See Note 7) that allows the preferred stockholder to convert at a discount to the market value of the stock. The amount of this discount is treated as a dividend to the preferred stockholders. In addition, the Series E Preferred stock bears an 8% accretion payable in common stock, payable at the date of conversion at the same price as the common shares being received. All accretions paid in common stock or payable in common stock if the shares were converted as of December 31, 1996, have been treated as preferred dividends. The amount treated as a dividend in 1996 related to the accretion and the discount was $709,581 and $991,128, respectively.

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

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

  The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable, and capital lease obligations. All financial instruments are accounted for on an historical cost basis which approximates fair value at December 31, 1996 and 1995.

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


3.  DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 1996 and 1995 is as follows:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    1996          1995
                                                                                ------------  ------------

Costs and estimated earnings in excess of billings on uncompleted contracts:
  Costs incurred..............................................................  $ 1,351,302   $ 1,370,862
  Estimated earnings..........................................................      526,584       563,682
  Related billings............................................................   (1,302,991)   (1,683,950)
                                                                                -----------   -----------
                                                                                $   574,895   $   250,594
                                                                                ===========   ===========

Included in the accompanying consolidated balance sheets:
  Costs and estimated earnings in excess of billings on  uncompleted
   contracts..................................................................  $   584,770   $   300,485
  Billings in excess of costs and estimated earnings on uncompleted
   contracts..................................................................       (9,875)      (49,891)
                                                                                -----------   -----------
                                                                                $   574,895   $   250,594
                                                                                ===========   ===========

Property, plant and equipment, at cost:
  Plant and equipment.........................................................  $ 4,289,666   $ 5,355,299
  Furniture and office equipment..............................................      634,320       345,923
  Building....................................................................           --       173,336
  Land........................................................................           --       100,000
  Leasehold improvements......................................................      402,452        85,114
                                                                                -----------   -----------
    ..........................................................................    5,326,438     6,059,672
  Less accumulated depreciation...............................................   (2,182,928)   (1,256,051)
                                                                                -----------   -----------
                                                                                $ 3,143,510   $ 4,803,621
                                                                                ===========   ===========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES


Intangible assets:
  Costs in excess of fair value related to the purchase of subsidiary..  $  471,496   $  471,496
  Patents..............................................................     268,200      273,201
  Organization costs...................................................          --      327,828
                                                                         ----------   ----------
     ..................................................................     739,696    1,072,525
  Less amortization....................................................    (316,133)    (283,995)
                                                                         ----------   ----------
                                                                         $  423,563   $  788,530
                                                                         ==========   ==========

Accrued liabilities:
  Payroll and related accruals.........................................  $   51,162   $  515,432
  Accounting and legal fees............................................     480,639      413,700
  Exclusivity fee payable to MCC.......................................     313,154      250,000
  Accrued offering and related costs...................................          --      549,950
  Other................................................................     365,472      576,233
                                                                         ----------   ----------
                                                                         $1,210,427   $2,305,315
                                                                         ==========   ==========

4.  LEASE OBLIGATIONS :

  The Company leases various facilities and equipment having terms expiring at various dates through 2001. Rental expense was $793,453 and $303,485 for the years ended December 31, 1996 and 1995, respectively.

  In April 1995, the Company assumed a lease for certain equipment under a capital lease agreement having a three year term. At December 31, 1996 and 1995, assets acquired under a capital lease agreement of $733,688 are included in plant and equipment. Accumulated amortization of $269,019 and $122,281 at December 31, 1996 and 1995, respectively, is also included in plant and equipment.

Future minimum lease payments, excluding contingent rentals at December 31, 1996, were as follows:

                                                 CAPITAL  OPERATING
                                                 -------  ----------
         1997                                    $72,931  $  671,686
         1998                                         --     429,567
         1999                                         --      76,140
         2000                                         --      76,140
         2001                                         --      37,966
                                                 -------  ----------

         Total future minimum lease payments     $72,931  $1,291,499
                                                          ==========

         Less amount representing interest         1,870
                                                 -------
         Present value of future minimum
           lease payments                         71,061
         Less current portion                     71,061
                                                 -------
         Capital lease obligations, long-term    $    --
                                                 =======

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5.  BANK LINE OF CREDIT AND NOTES PAYABLE :

  The bank line of credit is a revolving $500,000 line of credit of a subsidiary with a financial institution. Borrowings under the line of credit, when used, bear interest at the bank's floating rate, which approximated 10 % as of December 31, 1996. The line of credit is secured by the assets of the subsidiary and guaranteed by the parent Company.

  Total interest expense for all debt was approximately $98,000 and $37,000 for 1996 and 1995, respectively.

Notes payable at December 31, 1996 and 1995 consisted of the following:

                                                                   1996       1995
                                                                 --------   --------
         Note payable to a corporation, unsecured,
         interest at 12%, payable through performance
         of services, due in April 1997                         $ 106,322  $ 588,415

         Note payable to bank, principal and interest
         at prime (8.75% at December 31, 1995) plus
         2%. Weighted average interest rate for fiscal
         year 1995 was 10%. The note was extinguished
         in February 1996                                              --    239,800

         Various notes payable to financial institutions,
         principal and interest at rates from 6.5% to 12%.
         All notes were extinguished during 1996.                      --    120,985

         Note payable to bank, principal and interest
         at 10%  due in monthly installments of
         $1,012 through May 1997. The note is
         collateralized by a  vehicle.                              4,900         --

         Notes payable to investors due June 1,
         1997. Interest at a rate of 15 % due quarterly.
         The notes are subordinated to the bank line of
         credit and are collateralized by the assets of the
         subsidiary. The face amount of the notes totals
         $1,000,000. The value of warrants issued
         at the time of issuance of the notes ($200,000)
         is being amortized over the life of the notes.           850,000         --
                                                                  -------  ---------

                                                                  961,222    949,200
         Less current portion                                    (961,222)  (862,513)
                                                                 --------  ---------
          Notes payable, long-term                              $      --  $  86,687
                                                                 ========  =========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6.    INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 1996 and 1995, were as follows:


                                                                     DECEMBER 31,
                                                             -----------------------------
                                                                 1996            1995
                                                             ------------   --------------
Deferred tax assets:
  Net operating losses..............................         $ 6,444,000      $ 4,556,000
  Research and development credits..................             407,000          313,000
  Capitalized intangible assets.....................             210,000               --
  Accrued expenses not deductible until paid........               8,000           45,000
                                                             -----------      -----------
Total deferred tax assets...........................           7,069,000        4,914,000
                                                             -----------      -----------

Deferred tax liabilities:
  Depreciation and amortization.....................              36,000           66,000
  Other.............................................                  --               --
                                                             -----------      -----------
  Total deferred tax liabilities....................              36,000           66,000
                                                             -----------      -----------

Net deferred tax assets before valuation allowance..           7,033,000        4,848,000

Valuation allowance.................................          (7,033,000)      (4,848,000)
                                                             -----------      -----------

Net deferred tax asset..............................  $               --   $           --
                                                            ============     ============


  The following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the periods ended December 31, 1996 and 1995.

                                                                     DECEMBER 31,
                                                             -----------------------------
                                                                 1996            1995
                                                             ------------   --------------


Tax benefit at statutory rate of 15%................         $ 2,056,000      $ 2,158,000
Net increase in valuation allowance.................          (2,185,000)      (2,225,000)
Research and development credits....................              94,000          113,000
Nondeductible expenses..............................             (42,000)         (35,000)
Other...............................................              77,000          (11,000)
                                                             -----------      -----------
                                                             $        --      $        --
                                                             ===========      ===========


  As of December 31, 1996, the Company had net operating loss carryforwards of approximately $43 million expiring through 2011 available to offset future taxable income. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $407,000 expiring through 2010. The Company completed its IPO in 1993 and elected certain ownership changes. These events effected an ownership change, which, under the Internal Revenue Code Section 382, may limit the Company's ability to utilize its net operating loss carryforwards and research and development credits generated before the change in ownership. The Company has used the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and related valuation allowances because it had not had any taxable earnings through December 31, 1996.

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


  On September 27, 1996, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series E Preferred shareholders to replace the upper limit of $6.575 on the conversion price with an upper limit of $3.00 on the conversion price. In exchange for this reduction, the Series E Preferred shareholders agreed to defer conversion of their remaining shares. On February 14, 1997, the Company further revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the Series E Preferred shareholders. In exchange for an additional time period of deferral on the conversion, the Company agreed to lower the upper limit of $3.00 on the conversion price to $1.875 on 1/3 of the remaining Series E Preferred shares and $2.75 on the balance of the shares. If the closing bid price of the Company's Common Stock averages $3.00 for the last 5 trading days of March 1997, then the conversion price would remain at $3.00 per share for the last 2/3 of the shares.


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

8.  STOCK OPTIONS :

  The Company sponsors two stock-based incentive compensation plans (the "Plans"). The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

  In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The 1992 Employees Plan was amended in July 1996 by the shareholders of the Company to reserve up to 3,000,000 shares of common stock for issuance to certain officers and key employees. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options shall be limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's compensation committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. A total of 864,186 and 433,000 shares were exercisable under the Plans at weighted average prices of $4.62 and $5.07 at December 31, 1996 and 1995, respectively. An additional 131,054 shares were available for grant at December 31, 1996. The option vesting schedule can be modified by the Compensation Committee of the Board of Directors, but most options vest evenly over a four year period.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

  In October 1996, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the plan. A total of 1,594,300 options were repriced. The Company reduced the exercise price to $4.00 for all options priced above $4.00 for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $4.94 to $9.00. The market price of the Company's common stock at the time the exercise price of these options was reduced was $1.50 per share. The following is a summary of stock option activity:

                                                        Wgtd. Avg.
                                            Number of    Exercise
                                              Shares      Price
                                            ----------  ----------
Options outstanding at January 1, 1995....    552,750        $4.45
                                            ---------

     Granted..............................    451,500        $5.84
     Exercised............................    (86,085)       $2.03
     Canceled.............................    (38,400)       $5.58
                                            ---------

Options outstanding at December 31, 1995..    879,765        $5.23
                                            ---------

     Granted..............................  2,436,200        $4.16
     Exercised............................    (27,600)       $ .59
     Canceled.............................   (560,104)       $6.51
                                            ---------

Options outstanding at December 31, 1996..  2,728,261        $4.07
                                            =========


  In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), which reserved up to 50,000 shares of common stock for issuance to certain non-employee directors. Under this plan, the Board may grant incentive stock options. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price not less than the fair market value on the date the option is granted.

  In December 1994, the Board of Directors approved an amendment to the 1992 Directors Plan that would increase the shares reserved from 50,000 to 500,000. Additionally, the Board awarded 90,000 options at the then market price to three directors of the Company.

  In July 1996, the Company shareholders approved an amendment to the 1992 Directors Plan increasing the shares reserved to 500,000. This amendment included a formula to govern issuance of shares under this plan to Outside Directors. In accordance with this amendment, 138,383 options were granted at the then market price of the Company. The following is a summary of option activity under this plan:
                                                        Wgtd.Avg.
                                            Number of   Exercise
                                              Shares     Price
                                            ----------  --------
Options outstanding at January 1, 1995....     90,000      $5.01
                                              -------

     Granted..............................         --
     Canceled.............................         --
                                              -------

Options outstanding at December 31, 1995..     90,000      $5.01
                                              -------

     Granted..............................    138,383      $2.31
     Canceled.............................    (52,000)     $2.73
                                              -------

Options outstanding at December 31, 1996..    176,383      $3.57
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

The following table summarizes information about stock options outstanding at December 31, 1996:


                 Options Outstanding                            Options Exercisable
                 -------------------                            -------------------

                    Number      Wgtd. Avg.                    Number
Range of          Outstanding   Remaining     Wgtd. Avg.    Exercisable    Wgtd. Avg.
Exercise Prices   at 12/31/96  Contr. Life  Exercise Price  at 12/31/96  Exercise Price
----------------  -----------  -----------  --------------  -----------  --------------

$.56 - $2.99       193,633       9yr, 3mo       $2.04         103,547           $1.83
$3.00 - $3.91      555,950       9yr, 10mo      $3.02          18,850           $3.63
$4.00 - $5.49    1,745,400       9yr, 1mo       $4.01         465,725           $4.03
$5.50 - $8.50      409,661       7yr, 10mo      $6.47         348,361           $6.28

Total            2,904,644       9yr, 1mo       $4.04         936,483           $4.62


The weighted-average fair values of options under the Plans granted during 1996 and 1995 were as follows:


                                                                1996            1995

                                                               ------           -----
Discounted options                                              $3.53           $4.23
At-the-money options                                            $2.93           $3.68
Premium options                                                 $0.70           $4.25
Repriced options                                                $0.09           $0.05

  During 1996 and 1995, the Company did not incur any compensation cost for the Plans under APB No. 25. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 1996 and 1995 would approximate the pro forma amounts below:

                            As Reported     Pro Forma     As Reported      Pro Forma
                               12/31/96       12/31/96       12/31/95        12/31/95
                           ------------    -----------   ------------    ------------
SFAS No. 123 Charge                  --   $    874,500             --    $    167,570

APB No. 25 Charge                    --             --             --              --

Net Loss                   $(13,709,006)   (14,583,506)  $(14,389,856)   $(14,557,426)

Net Loss Per Common Share  $      (1.30)        ($1.37)  $      (1.52)   $      (1.54)


  The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.  STOCK OPTIONS (CONTINUED):

  In 1995, the Company awarded 153,000 non-qualified options to purchase its common stock under the 1992 Employees Plan to 26 employees, including one former officer of the Company. The options vest over a period of four years and when granted were exercisable at a price of $4.94 per share. The exercise price of a portion of these options were reduced to $4.00 as previously described. Compensation expense of $26,437 and $124,539 has been recognized in 1996 and 1995, respectively, related to these issuances. Unearned compensation of $29,526 and $143,829 was recorded December 31, 1996 and 1995, respectively and is shown as a separate component of stockholder's equity. The unearned compensation is being amortized over the remaining term of the vesting periods of the options. Unearned compensation of $87,866 related to options canceled during 1996 was reversed to additional paid in capital.


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

  In connection with the Company's offerings under Regulation S of the Securities Act of 1933 that were closed in August, September, October and November 1993 (the "1993 Reg. S Offerings"), the Company issued 219,149 warrants to purchase shares of the Company's common stock until 1997. In February 1996, these warrants were repriced and reissued at an exercise price of $3.90 per share. Contemporaneously with the repricing of the warrants, the Company granted the holder registration rights in consideration of the holder's agreement to sell no more than 1/12 of the underlying shares, upon exercise, in any month for the next year. The Company estimates that the warrants as repriced have a value of approximately $550,000. Prior to repricing, the Company estimates that the warrants had a value of approximately $100,000.

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


  In December 1995, the Company closed an exempt offering of common stock under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company agreed that in the event the Company was not able to have a registration statement effective concerning the shares issued in the December 1995 Offering within ninety (90) days following the receipt of the written request of such shareholders, then those shareholders were to be issued warrants to purchase additional shares of the Company's common stock in an amount equal to ten percent (10%) of the number of shares purchased by the shareholder in the December 1995 Offering. The Company did not have such registration statement effective before the 90 day deadline and therefore issued 28,792 warrants to purchase shares of the Company's Common Stock. These warrants may be exercised at a price of $6.30 per share and expire April 10, 1999.

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

  In October 1996, the Company completed a transaction whereby it borrowed a total of $1,000,000 in secured loans from a group of individuals. In connection with these loans, the Company issued 200,000 warrants to these individuals. The warrants enable the holder to purchase shares of the Company's Common Stock at a price of $1.00 through June 1998. A total of 100,000 of these warrants were exercised in January and February, 1997.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

Summary

  The following is a summary of stock warrant activity (Preferred stock warrants are accounted for as common stock on an "as if converted" basis):

                            NUMBER OF
                             SHARES    EXERCISE PRICE
                           ----------  --------------
Warrants outstanding at
January 1, 1995..........    613,049       $1.67-6.00
                           ---------

     Granted.............    974,790       $5.00-6.50
     Exercised...........    (81,500)      $     1.67
     Expired.............         --               --
                           ---------

Warrants outstanding at
December 31, 1995........  1,506,339       $1.67-6.00
                           ---------

     Granted.............    510,910       $1.00-7.89
     Exercised...........         --
     Expired.............         --
                           ---------

Warrants outstanding at
December 31, 1996........  2,017,249       $1.00-7.89
                           =========


10.   SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest was $22,730 and $37,023 for 1996 and 1995, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

                                                                                              1996       1995
                                                                                            -------    -------
Non-cash investing activities:

  Purchase of fixed assets through the issuance of a note payable for services....          $      --    $925,000

  Stock issued in partial payment of building purchase............................                 --      75,000

  Assets acquired under capital lease arrangement.................................                 --     733,689

Non-cash financing activities:

  Issuance of warrants in connection with debt....................................            200,000          --

  Recognition of the forfeiture of shares related to stock compensation
  increasing additional paid-in capital...........................................             87,866          --

  Accrued offering and related costs..............................................                 --     579,950

  Financing costs in connection with stock issuance deducted from proceeds........          1,030,130     677,411

  Accrued preferred stock subscriptions receivable................................                 --   9,583,750

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

Philips Venture

  In July 1995, the Company and Philips Components B.V. ("Philips") announced the signing of a technology cooperation agreement under which Philips will provide $10 million of development support over the next two years to accelerate commercialization of the Company's DFED. Under the terms of the agreement, Philips and SIDT have committed at least $5,000,000 per year for two years to the joint effort. The commitment may include in-kind contributions or cash. At the point in development that mass manufacturing of DFEDs is anticipated, non-exclusive licenses may be granted to an anticipated production venture to enable the manufacture of DFEDs. The agreement includes a broad based ongoing program of technical collaboration and any joint inventions resulting from the collaboration can be used by either Company. In October 1996, the Company entered into an agreement that amended the previous agreement. The parties mutually agreed to terminate their technology cooperation agreement as of that date. Neither party has any ongoing commitment after the date of the termination.

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

12.  CONCENTRATION OF CREDIT RISK:

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

13.  SEGMENT INFORMATION :

  The Company had revenues from government contracts of approximately $2,869,000 and $1,009,000 in 1996 and 1995, respectively. The majority of the government contracts are cost reimbursement contracts. As a result, the Company realizes little or no gain or loss in the performance of these contracts.

14.  SUBSEQUENT EVENTS :

  In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issued two Debentures, each with a face amount of $555,555. The second debenture is to be issued within 60 days of issuance of the first debenture. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The Debentures bear interest at a rate of 8 %. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. The Company may elect to pay interest payments in either cash or Common Stock as described below.

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

Series F

  In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "March 1997 Offering") for 1,700 shares of its Series F Convertible Preferred Stock ("Series F Preferred"). The Series F Preferred has a par value of $1 and a stated value of $1,000. The Company received net proceeds of $1,527,500 which represented gross proceeds of $1,700,000 less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F Preferred is convertible into that number of shares of Common Stock determined by dividing (i) the original issue price of the Series F Preferred Stock (the "Issue Price") plus an accretion amount equal to 4 % of the issue price per annum from the issued date of the Series F Preferred Stock until the conversion date by (ii) the conversion price. The conversion price is the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F Preferred bears no dividends and holders of the Series F Preferred have no voting power except in certain circumstances pursuant to Texas state law.

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


Name                                 Age  Class         Position          Director Since  Term Expires
-----------------------------------  ---  -----  -----------------------  --------------  ------------

Lee B. Arberg                         29  I      Director                 May 1996                1997
Marc W. Eller                         41  I      Director, Chairman,      November 1995           1997
                                                 Chief Executive Officer
David R. Sincox                       58  I      Director                 October 1994            1997
Dr. Zvi Yaniv                         48  II     Director, President,     July 1996
                                                 Chief Operating Officer                          1997
Philip C. Shaffer                     61  II     Director                 March 1992              1998
Howard K. Schmidt                     38  III    Director                 March 1989              1999
Ronald J. Berman                      40  III    Director                 May 1996                1999


______________________

          Mr. Arberg has been a Director since May 1996. Mr. Arberg founded Hemisphere Trading Company ("Hemisphere"), a registered investment advising firm, in June 1992. Mr. Arberg manages the overall operations of Hemisphere and serves as its Chief Investment Officer. Prior to the formation of Hemipshere, Mr. Arberg was a financial analyst with Cummins Engine Company, specializing in the strategic acquisitions of private companies with revenues of $75-$250 million.

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

          Mr. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W, Eller and has been its President since 1989. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit. Prior to 1989, Mr. Berman was an attorney in private practice.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities of Exchange Act of 1934 requires the Company's Officers and Directors, and persons who beneficially own more than 10 % of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1996 through December 31, 1996, all its Officers, Directors , and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

                            SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                  Annual Compensation             Compensation
                                                       ----------------------------------------   ------------
                                                                                    Other          Securities
                                                                                   Annual          Underlying
            Name and Position                 Year     Salary($)   Bonus($)  Compensation($)(6)    Options(#)
-----------------------------------------  ----------  --------  --------  --------------------   ------------

     Marc W. Eller,                              1996  $ 51,932   $15,000               $ 9,005     90,000
     Chief Executive Officer (1)

     Howard K. Schmidt,                          1996   145,372       -0-                   -0-        -0-
     President and CEO (2)                       1995   106,952       -0-                   -0-        -0-
                                                 1994    84,000       -0-                   -0-        -0-

     Zvi Yaniv, President and                    1996    82,131       -0-                32,338  1,000,000
     Chief Operating Officer (3)

     Trey Fecteau,                               1996   107,061       -0-                 9,529     90,000
     Senior  Vice President
     and Secretary (4)

     Aris K. Silzars, President                  1996   118,427       -0-                22,574        -0-
     Northlight Displays, Inc. (5)               1995    27,500       -0-                   -0-     65,000
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

(5) Mr. Silzars commenced employment with the Company on October 1, 1995 and terminated employment on September 30, 1996. Mr. Silzars' options expired since they were not exercised within 30 days of termination of employment.

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

(3) These options first become exercisable on June 1, 1997, with 25% of the underlying shares becoming exercisable at that time. An additional 25% of the options become exercisable each successive June 1, with full vesting on June 1, 2000.

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

                                                         Number of Unexercised    Value of Unexercised
                                                               Options at         In-the-Money Options
                                                          December 31, 1996(#)   at December 31, 1996($)
                                                         ----------------------  -----------------------
                     Shares Acquired                          Exercisable/            Exercisable/
       Name          on Exercise (#)   Value Realized ($)    Unexercisable           Unexercisable
-------------------  ----------------  ----------------  ----------------------  -----------------------
Marc W. Eller                    -0-         N/A                    0 / 90,000                   $0 /$ 0
Dr. Zvi Yaniv                    -0-         N/A               200,000/800,000                     0 / 0
Howard K. Schmidt                -0-         N/A                         0 / 0                     0 / 0
Trey Fecteau                     -0-         N/A                 22,750/67,250                     0 / 0
Aris Silzars                     -0-         N/A                         0 / 0                     0 / 0


                         DIRECTOR COMPENSATION FOR 1996


                                     Cash Compensation                   Security Grants
                                   ---------------------  ----------------------------------------------
            Name(1)                Meeting Fees ($)(2)   Number of Securities Underlying Options (#)(3)
---------------------------------  ---------------------  ----------------------------------------------
      Marc W. Eller                           $1,500                         20,000
      Thomas J. Smith(4)                       2,350                         20,000
      Lee B. Arberg                            1,000                          4,000
      David R. Sincox                          2,550                         20,000
      Philip C. Shaffer                        3,050                         50,000
      Igor Leontiev (4)                        1,350                         20,000
      Ronald J. Berman                           950                          4,383

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


                                                                                        Length
                              Number of                                               of Original
                              Securities   Market Price    Exercise                   Option term
                              Underlying     of Stock        Price                     Remaining
                               Options      at Time of    at Time of       New        at Date of
                             Repriced or   Repricing or  Repricing or   Exercise     Repricing or
Name                 Date     Amended(#)    Amendment($)  Amendment($)   Price($)    Amendment(1)
-----------------  --------  ------------  ------------  -------------  ---------  -----------------
Dr. Zvi Yaniv,
President and
Chief Operating
Officer            10/17/96    1,000,000          $1.50            (2)      $4.00  9 yr., 7 mnths

Trey Fecteau
Senior Vice
President and      10/17/96       35,000          $1.50       $ 6.625       $4.00  9 yr., 2 mnths
Secretary          10/17/96       17,500          $1.50       $7.4375       $4.00  9 yr., 3 mnths

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


                                                                      Shares Owned    Percent of
      Title of Class           Name and Address                       Beneficially       Class
---------------------------------------------------------------------------------------------------
Common Stock                 Howard K. Schmidt                          1,084,400(1)        7.78%
                             12100 Technology Boulevard
                             Austin, Texas 78727
---------------------------------------------------------------------------------------------------
                             Gazcomplektimpex                           1,845,130(2)       12.67%
                             5 Parkovaya Street, 46
                             Moscow, Russia 10526
---------------------------------------------------------------------------------------------------
                             Leonardo, L.P.                             1,175,697(3)        7.86%
                             c/o Trident Trust Co., Ltd
                             Elizabeth Square, P.O. Box 84
                             Grand Cayman, Cayman Islands BWI
---------------------------------------------------------------------------------------------------
                             Nelson Partners                            1,144,120(3)        7.81%
                             c/o Leeds Management Services, Ltd
                             129 Front Street
                             Hamilton, Bermuda HM12
---------------------------------------------------------------------------------------------------
                             Olympus Securities Ltd                     1,071,549(3)        7.31%
                             c/o Leeds Management Services, Ltd
                             129 Front Street
                             Hamilton, Bermuda HM12
---------------------------------------------------------------------------------------------------
                             BEG Enterprises, Inc.                        755,387 (4)       5.37%
                             33493 West Fourteen Mile Road, Suite 100
                             Farmington Hills, Mi. 48331
---------------------------------------------------------------------------------------------------
Series A Preferred           Evan Street                                      100            100%
Stock                        12100 Technology Blvd.
                             Austin, TX 78727
---------------------------------------------------------------------------------------------------
Series E Preferred Stock     Leonardo, L.P.                                   140          24.31%
                             c/o Trident Trust Co., Ltd.
                             Elizabeth Square
                             P.O. Box 84
                             Grand Cayman, Cayman Islands BWI
---------------------------------------------------------------------------------------------------
                             Nelson Partners                                  106          18.40%
                             c/o Leeds Management Services, Ltd.
                             129 Front Street
                             Hamilton, Bermuda HM 12
---------------------------------------------------------------------------------------------------
                             Olympus Securities Ltd.                          106          18.40%
                             c/o Leeds Management Services, Ltd.
                             129 Front Street
                             Hamilton, Bermuda HM 12
---------------------------------------------------------------------------------------------------
                             Gracechurch & Co.                                 62          10.76%
                             c/o IFM Asset Management Ltd.
                             159 New Bond Street
                             London WIY ORR England
---------------------------------------------------------------------------------------------------

Series E Preferred Stock     Raphael L.P.                                      40           6.94%
 (continued)                 245 Park Ave, 2nd floor
                             New York, NY 10167
---------------------------------------------------------------------------------------------------
                             West Merchant Bank Nominees Limited               50           8.68%
                             1080 Holcomb Bridge Rd., Ste 285
                             Roswell, GA 30076
---------------------------------------------------------------------------------------------------
                             GAM L.P.                                          37           6.42%
                             1080 Holcomb Bridge Rd., Ste 285
                             Roswell, GA 30076
---------------------------------------------------------------------------------------------------
                             AG Superfund                                      30           5.21%
                             1080 Holcomb Bridge Rd., Ste 285
                             Roswell, GA 30076
---------------------------------------------------------------------------------------------------
Series F Preferred Stock     Thomas Kernaghan & Co. Limited                 1,250          73.53%
                             356 Bay Street Tenth Floor
                             Toronto, Ontario Canada M5H 2V2
---------------------------------------------------------------------------------------------------
                             Stanley B. Dickson, Jr.                          250          14.71%
                             15621 Winding Pointe Drive
                             Grosse Pointe Park, Mi 48230
---------------------------------------------------------------------------------------------------
                             FT Trading Co.                                   200          11.76%
                             78 Cannon Street
                             London EC4N 6HH   England
---------------------------------------------------------------------------------------------------

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

(4) Included in this amount are warrants to purchase 127,794 shares of the Company's Common Stock. Marc W. Eller, the Chief Executive Officer and Chairman of the Board of the Company, and Ronald J. Berman, a Director of the Company each own 50 % of the common stock of BEG Enterprises, Inc. ("BEG").

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


                                                   COMMON STOCK
                                                    BENEFICIAL     PERCENTAGE
NAME                                               OWNERSHIP (1)    OF CLASS
------------------------------------------------  ---------------  -----------

Howard K. Schmidt                                    1,084,400(2)        7.78%
Philip C. Shaffer                                      112,077              *
David R. Sincox                                         26,963              *
Thomas J. Smith (3)                                        -0-              *
Igor Leontiev (4)                                          -0-              *
Marc W. Eller (5)                                      381,444           2.72%
Ronald J. Berman (6)                                   472,765           3.37%
Lee B. Arberg                                              750              *
Dr. Zvi Yaniv                                          211,000           1.49%
Trey Fecteau                                            31,500              *
Douglas P. Baker                                       125,000              *
All Executive Officers and Directors
as a group (11 persons)                              2,445,899          16.90%

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

(3)  Mr. Smith resigned as a Director of the Company effective October 1, 1996.

(4) Igor Leontiev serves as the President of DiaGasCrown, a subsidiary of Gazcomplektimpex. Gazcomplektimpex owns 1,230,130 shares of Common Stock and warrants convertible into another 615,000 shares of the Company's Common Stock. Mr. Leontiev disclaims any beneficial ownership of these shares. Mr. Leontiev resigned as a Director in September 1996.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Index to Exhibits on page 53 for a descriptive response to this item.


     (b)  Reports on Form 8-K:
          --------------------

          (1) Current report on Form 8-K dated October 30, 1996 (Item 5 - Other events)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SI DIAMOND TECHNOLOGY, INC.


                                         By:   /s/ Marc W. Eller
                                              --------------------------
                                              Marc W. Eller,
                                              Chief Executive Officer

     In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                          Date
------------------------  ----------------------------------------   --------------
/s/    Marc W. Eller      Chairman, Chief Executive                  March 27, 1997
------------------------  Officer (Principal Executive Officer and
Marc W. Eller             Director)

/s/   Douglas P. Baker    Vice President and                         March 27, 1997
------------------------  Chief Financial Officer
Douglas P. Baker          (Principal Financial Officer)

Philip C. Shaffer*
David R. Sincox*
Howard K. Schmidt*        Directors                                  March 27, 1997
Ronald J. Berman*
Lee B. Arberg*
Dr. Zvi Yaniv*


*By:  /s/   Douglas P. Baker
     -----------------------------------
     (Douglas P. Baker,
     Attorney-in-Fact)

                               INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.



EXHIBIT                                                       SEQUENTIALLY
NUMBER                   DESCRIPTION OF EXHIBIT               NUMBERED PAGE
-----------------------------------------------------------------------
         2.1 *  Stock Purchase Agreement by and among
                SI Diamond Technology, Inc., SDI
                Acquisition Corp., Plasmatron Coatings
                and Systems, Inc., Bawa Singh, Robert
                Williams, and Gaylord Evey, dated as of
                May 28,1993 (Exhibit 2.1 to the
                Company's Current Report on Form 8-K
                dated May 28, 1993).
-----------------------------------------------------------------------
         3.1 *  Amended and Restated Articles of
                Incorporation of Company, as filed
                February 14, 1997 with the Secretary of
                State for the State of Texas (Exhibit
                3.1 to the Company's Report on Form 8-K
                dated as of February 14, 1997).
-----------------------------------------------------------------------
          3.2*  Statement of Resolutions Establishing
                and Designating the Company's Series F
                Preferred Stock (Exhibit 3.1 to the
                Company's Report on Form 8-K dated as
                of March 7, 1997).
-----------------------------------------------------------------------
          3.3*  Amended and Restated Bylaws of the
                Company (Exhibit 3(ii) to the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended March 31, 1996).
-----------------------------------------------------------------------
         4.1 *  Form of Certificate for shares of the
                Company's common stock (Exhibit 4.1 to
                the Company's Registration Statement on
                Form SB-2 (No.33-51446-FW) dated
                January 7, 1993).
-----------------------------------------------------------------------
          4.2*  Form of Certificate for Shares of the
                Company's Series C Preferred Stock
                (Exhibit 4.1 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended March 31, 1995).
-----------------------------------------------------------------------
          4.3*  Form of Subscription Agreement and
                Purchaser Questionnaire by and between
                SI Diamond Technology, Inc. and BEG
                Enterprises and related purchasers,
                effective as of June 20,1995,
                concerning the sale and issuance of
                Common Stock (Exhibit 4.1 to the
                Company's Quarterly Report on Form
                l0-QSB for the fiscal quarter ended
                June 30, 1995).
-----------------------------------------------------------------------
          4.4*  Underwriting Agreement dated as of
                August 27, 1993, and effective as of
                September 7, 1993, between the Company
                and GH Securities, Ltd. (Exhibit 4.1 to
                the Company's Quarterly Report on Form
                10-QSB for the fiscal quarter ended
                September 30, 1995).
-----------------------------------------------------------------------
          4.5*  Form of Placement Agreement dated as of
                July 19, 1995, by and between the
                Company and Columbus Asset Management
                Limited (Exhibit 4.2 to the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended September 30,
                1995).
-----------------------------------------------------------------------
          4.6*  Form of Warrant in connection with
                Placement Agreement dated as of July
                19, 1995, by and between the Company
                and Columbus Asset Management Limited
                (Exhibit 4.3 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended September 30, 1995).
-----------------------------------------------------------------------
          4.7*  Statement of Designations, Preferences
                and Rights of Series E Preferred Stock
                of the Company as filed with the
                Secretary of State of the State of
                Texas on January 4, 1996 (Exhibit 4.4
                to the Company's Current Report on Form
                8-K dated as of January 19, 1996).
-----------------------------------------------------------------------
          4.8*  Form of Convertible Subordinated
                Debenture Agreement (Exhibit 10.18 to
                the Company's Registration Statement on
                Form SB-2 (No.33-S 1466-FW) dated
                January 7, 1993).
-----------------------------------------------------------------------
          4.9*  Form of Subordinated Debenture
                Agreement with Attached Warrants
                (Exhibit 10.17 to the Company's
                Registration Statement on Form SB-2
                (No. 33-51466-FW) dated January 7,
                1993).
-----------------------------------------------------------------------
         4.10*  Form of Underwriter's Warrant (Exhibit
                1.4 to the Company's Registration
                Statement on Form SB-2 (No.
                33-51466-FW) dated January 7, 1993).
-----------------------------------------------------------------------

EXHIBIT                                                       SEQUENTIALLY
NUMBER                   DESCRIPTION OF EXHIBIT               NUMBERED PAGE
--------------------------------------------------------------------------------
         4.11*  Form of Subscription Agreement for the
                sale of Units, each consisting of two
                shares of the Company's Common Stock and
                one Warrant (June 1993) to purchase one
                share of Common Stock (Exhibit 4.7 to
                the Company's Registration Statement on
                Form S-3 dated January 19, 1996).
--------------------------------------------------------------------------------
         4.12*  Form of Warrant (June 1993) to purchase
                shares of the Company's Common Stock
                (Exhibit 4.8 to the Company's
                Registration Statement on Form S-3 dated
                January 19, 1996).
--------------------------------------------------------------------------------
         4.13*  Form of Warrant (BEG) to purchase shares
                of the Company's Common Stock in
                connection with the Form of Subscription
                Agreement and Purchase Questionnaire by
                and between the Company and the
                purchasers of the Company's Common Stock
                dated as of June 20, 1995 (Exhibit 4.12
                to the Company's Registration Statement
                on Form S-3 dated January 19, 1996).
--------------------------------------------------------------------------------
         4.14*  Form of Subscription Agreement and Purchaser
                Questionnaire in connection with the
                Company's $1.5 million private placement
                of its Common Stock (Exhibit 4.1 to the
                Company's Current Report on Form 8-K
                dated as of January 19, 1996).
--------------------------------------------------------------------------------
         4.15*  Form of Regulation D Subscription Agreement
                in connection with the private placement
                of the Company's Series E Preferred Stock
                (Exhibit 4.2 to the Company's Current
                Report on Form 8-K dated as of January
                19, 1996).
--------------------------------------------------------------------------------
         4.16*  Form of Registration Rights Agreement in
                connection with the private placement of
                the Company's Series E Preferred Stock
                (Exhibit 4.3 to the Company's Current
                Report on Form 8-K dated as of January
                19, 1996).
--------------------------------------------------------------------------------
         4.17*  Form of Warrant issued to Swartz Investments,
                Inc. (Exhibit 4.5 to the Company's
                Current Report on Form 8-K dated as of
                January 19, 1996).
--------------------------------------------------------------------------------
         4.18*  Warrant to Purchase 150,000 shares of
                Common Stock at $3.90 per share issued to
                GH Securities, Ltd. exercisable any time
                on or before February 21, 1999 (Exhibit
                4.18 to the Company's Annual Report on
                form 10-KSB for the fiscal year ended
                December 31, 1995).
--------------------------------------------------------------------------------
         4.19*  Rights Agreement dated February 21, 1996,
                among the Company, GH Securities, Ltd.
                and David M. Klausmeyer (Exhibit 4.19 to
                the Company's Annual Report on Form 10-
                KSB for the fiscal year ended December
                31, 1995).
--------------------------------------------------------------------------------
         4.20*  Warrant to Purchase 60,000 shares of
                Common Stock at $6.50 per share issued to
                G.H. Securities, Ltd. exercisable any
                time on or before February 21, 1999
                (Exhibit 4.20 to the Company's Annual
                Report on Form 10-KSB for the fiscal year
                ended December 31, 1995).
--------------------------------------------------------------------------------
         4.21*  Warrant to Purchase 55,000 shares of
                Common Stock at $5.50 per share issued to
                David M. Klausmeyer exercisable any time
                on or before February 21, 1999 (Exhibit
                4.21 to the Company's Annual Report on
                Form 10-KSB for the fiscal year ended
                December 31, 1995).
--------------------------------------------------------------------------------
         4.22*  Form of Warrant to purchase Common Stock
                of the Company issued in connection with
                the loan of $ 1,000,000 to Diamond Tech
                One, Inc. (Exhibit 4.1 to the Company's
                Report on Form 8-K dated as of October
                30, 1996).
--------------------------------------------------------------------------------
         4.23*  Form of Regulation D Subscription
                Agreement by and between the Company and
                the Holders of the Company's Series F
                Preferred Stock (Exhibit 4.3 to the
                Company's Report on From 8-K dated as of
                March 7, 1997).
--------------------------------------------------------------------------------
         4.24*  Form of Registration Rights Agreement
                by and between the Company and Holders of
                the Company's Series F Preferred Stock
                (Exhibit 4.4 to the Company's Report on
                Form 8-K dated as of March 7, 1997).
--------------------------------------------------------------------------------
         4.25*  Form of Subscription Agreement by and
                between the Company and Holders of the
                Company's 8% Convertible Debentures
                (Exhibit 4.1 to the Company's Report on
                Form 8-K dated as of March 7, 1997).
--------------------------------------------------------------------------------
         4.26*  Form of the Company's 8% Convertible
                Debenture (Exhibit 4.2 to the Company's
                Report on Form 8-K dated as of March 7,
                1997).
--------------------------------------------------------------------------------

EXHIBIT                                                       SEQUENTIALLY
NUMBER                   DESCRIPTION OF EXHIBIT               NUMBERED PAGE
--------------------------------------------------------------------------------
        10.1*   License Agreement between the Company
                and the University of Texas (Dallas)
                relating to the commercialization of
                Amorphic Diamond coatings (Exhibit 10.8
                to the Company's Registration Statement
                on Form SB-2 (No. 33-51466-FW) dated
                January 7, 1993).
--------------------------------------------------------------------
        10.2*   SBIR Phase II Research Agreement between
                the Company and The United States Army
                Strategic Defense Command relating to the
                N-Type Doping of Diamond (Exhibit 10.9 to
                the Company's Registration Statement on
                Form SB-2 (No.33-51466-FW) dated January
                7, 1993).
--------------------------------------------------------------------
        10.3*   SBIR Phase II Research Agreement between
                the Company and The Office of Naval
                Research relating to Atomic layer
                Epitaxial Grown of Diamond (Exhibit 10.10
                to the Company's Registration Statement
                on Form SB-2 (No. 33-51466-FW) dated
                January 7, 1993).
--------------------------------------------------------------------
        10.4*   SBIR Phase I Research Agreement between
                the Company and NASA Johnson Space Center
                relating to Amorphous Diamond Protective
                Coatings for Exposed Surfaces in low
                Earth Orbit. Representative of the ten
                Phase I contracts currently active
                between the Company and several
                government agencies (Exhibit 10.11 to the
                Company's Registration Statement on Form
                SB-2 (No. 33-51466-FW) dated January 7,
                1993).
--------------------------------------------------------------------
        10.5*   Agreement between the Company and
                Microelectronics and Computer Technology
                Corporation relating to flat panel
                diamond display screen project (Exhibit
                10.12 to the Company's Registration
                Statement on Form SB-2 (No. 33-51466-FW)
                dated January 7, 1993).
--------------------------------------------------------------------
        10.6*   Form Subordinated Debenture Agreement with
                Attached Warrants (Exhibit 10.17 to the
                Company's Registration Statement on Form
                SB-2 (No. 33-51466-FW) dated January 7,
                1993).
--------------------------------------------------------------------
        10.7*   Form Convertible Subordinated Debenture
                Agreement (Exhibit 10.18 to the Company's
                Registration Statement on Form SB-2 (No.
                33-51466-FW) dated January 7, 1993).
--------------------------------------------------------------------
        10.8*   Revised License Agreement between the
                Company and the University of Texas
                (Dallas) relating to worldwide exclusive
                rights to the commercialization of
                Amorphic Diamond(TM) coatings (Exhibit
                10.19 to the Company's Registration
                Statement on Form SB-2 (No. 33-51466-FW)
                dated January 7, 1993).
--------------------------------------------------------------------
        10.9*   License Agreement between the Company
                and McDonnell Douglas Corporation
                relating to a new method of producing
                high temperature CVD diamond (Exhibit
                10.20 to the Company's Registration
                Statement on Form SB-2 (No.33-5 1466-FW)
                dated January 7, 1993).
--------------------------------------------------------------------
        10.10*  Master Agreement between Microelectronics
                and Computer Technology Corporation and
                the Company dated September 7, 1993, to
                cross license and pool technologies
                related to diamond-based field emitter
                displays and diamond-based cold cathodes
                (Exhibit 10.20 to the Company's Quarterly
                Report on Form l0-QSB/A for the fiscal
                quarter ended September 30, 1993).
--------------------------------------------------------------------
        10.11*  Memorandum of Terms between the Company
                and Microelectronics and Computer
                Technology Corporation dated August 16,
                1994 (Exhibit 10.19 to the Company's
                Annual Report on Form 10-KSB for the
                fiscal year ended December 31, 1994).
--------------------------------------------------------------------
        10.12*  Amendment No.1 to the Patent and
                Know-How Cross-License Agreement between
                Microelectronics and Computer Technology
                Corporation and the Company dated June 7,
                1994 (Exhibit 10.20 to the Company's
                Annual Report on Form 10-KSB for the
                fiscal year ended December 31, 1994).
--------------------------------------------------------------------
        10.13*  Option, Share and Warrant purchase
                Agreement dated February 9, 1995, by and
                between the Company and DiaGasCrown, Inc.
                (Exhibit 10.1 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended March 31, 1995).
--------------------------------------------------------------------
        10.14*  Warrant granted to Gazcomplektimpex to
                purchase 61,500 shares of the Company's
                Series C Preferred Stock (Exhibit 10.2 to
                the Company's Quarterly Report on Form 10-
                QSB for the fiscal quarter ended March
                31, 1995).
--------------------------------------------------------------------


EXHIBIT                                                       SEQUENTIALLY
NUMBER                   DESCRIPTION OF EXHIBIT               NUMBERED PAGE
--------------------------------------------------------------------------------
        10.15*  Warrant granted to East/West Technology
                Partners, Ltd. to purchase 13,500 shares
                of the Company's Series C Preferred Stock
                (Exhibit 10.3 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended March 31, 1995).
----------------------------------------------------------------
        10.16*  Teaming Agreement dated February 9, 1995
                between the Company and Diagascrown, Inc.
                (Exhibit 10.5 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended March 31, 1995).
----------------------------------------------------------------
        10.17*  Amendment No. 2 to the Patent and Know-How
                Cross License Agreement dated January 19,
                1995, which is Attachment 1 to the Master
                Agreement between Microelectronics and
                Computer Technology Corporation and the
                Company (Exhibit 10.8 to the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended March 31, 1995).
----------------------------------------------------------------
        10.18*  Packaging and Interconnect Technology
                Patent and Know-How License Agreement by
                and between Microelectronics and Computer
                Technology Corporation and SI Diamond
                Technology, Inc. dated April 21, 1995
                (Exhibit 10.2 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended June 30, 1995).
----------------------------------------------------------------
        10.19*  Rapid Prototyping/Laser Customization
                Technology Patent and Know-How License
                Agreement by and between Microelectronics
                and Computer Technology Corporation and
                SI Diamond Technology, Inc. dated April
                21, 1995 (Exhibit 10.3 to the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended June 30, 1995).
----------------------------------------------------------------
        10.20*  Lease Agreement between
                Crow-Gottesman-Hill #6, as Landlord, and
                Diamond Tech One, Inc., as Tenant,
                concerning premises located at 12100-A
                Technology Boulevard, Austin, Texas 77827
                (Exhibit 10.4 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended June 30, 1995).
----------------------------------------------------------------
        10.21*  Form of Lease Agreement between Aetna
                Life Insurance Company, as Landlord, and
                Diamond Tech One, Inc., as Tenant,
                concerning premises located at 12112
                Technology Boulevard, Austin, Texas 77827
                (Exhibit 10.5 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended June 30, 1995).
----------------------------------------------------------------
        10.22*  Patent and Technology License effective
                as of February 11, 1993, by and between
                Company and the Board of Regents of the
                University of Texas System (Exhibit 10.2
                to the Company's Quarterly Report on Form
                10-QSB for the fiscal quarter ended
                September 30, 1995).
----------------------------------------------------------------
        10.23*  Asset Purchase Agreement by and among
                Microelectronics and Computer Technology
                Corporation, SI Diamond Technology, Inc.
                and Diamond Tech One, Inc. dated April
                21, 1995 (Exhibit 10.1 to the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended June 30, 1995).
----------------------------------------------------------------
        10.24*  Amendment No.3 to the Patent and
                Know-How Cross-License Agreement executed
                n October 17, 1995, between the Company
                and Microelectronics and Computer
                Technology Corporation (Exhibit 4.15 to
                the Company's Registration Statement on
                Form S-3 dated January 26, 1996).
----------------------------------------------------------------
        10.25*  Joint Development Agreement dated May
                25, 1995 between the Company and
                Supertex, Inc. (Confidential Treatment
                has been requested for portions of this
                Exhibit 10.34).
----------------------------------------------------------------
        10.26*  Consulting Agreement between the
                Company and BEG Enterprises, Inc.
                (Exhibit 10.01 to the Company's Quarterly
                Report on Form 10-QSB for the fiscal
                quarter ended March 31, 1996).
----------------------------------------------------------------
        10.27*  Contract #01-96/01C between the Company
                and Microelectronics Systems dated
                February 16, 1996 (Exhibit 10.02 to the
                Company's Quarterly Report on Form 10-QSB
                for the fiscal quarter ended March 31,
                1996).
----------------------------------------------------------------



EXHIBIT                                                       SEQUENTIALLY
NUMBER                   DESCRIPTION OF EXHIBIT               NUMBERED PAGE
--------------------------------------------------------------------------------
        10.28*  Contract no. 27 in 02/96 between the
                Company and High Technologies dated
                February 25, 1996 (Exhibit 10.03 to the
                Company's Quarterly Report on Form 10-QSB
                for the fiscal quarter ended March 31,
                1996).
-----------------------------------------------------------------------
        10.29*  Contract no. 26 in 02/96 between the
                Company and High Technologies dated
                February 25, 1996 (Exhibit 10.04 to the
                Company's Quarterly Report on Form 10-QSB
                for the fiscal quarter ended March 31,
                1996).
-----------------------------------------------------------------------
        10.30*  Consulting Agreement between the
                Company and C. Robert Kline dated as of
                March 31, 1996 (Exhibit 10.1 to the
                Company's Quarterly Report on From 10-QSB
                for the fiscal quarter ended June 30,
                1996).
-----------------------------------------------------------------------
        10.31*  Amended and Restated 1992 Stock Option
                Plan of the Company (Exhibit 10.2 to the
                Company's Quarterly Report for the fiscal
                Quarter ended June 30, 1996).
-----------------------------------------------------------------------
        10.32*  Amended and Restated 1992 Outside
                Directors' Stock Option Plan (Exhibit
                10.3 to the Company's Quarterly Report
                for the fiscal quarter ended June 30,
                1996).
-----------------------------------------------------------------------
        10.33*  Form of agreement by and among the
                Holders of the Company's Series E
                Preferred Stock and the Company
                concerning agreements relating to the
                Series E Preferred Stock (Exhibit 10.1 to
                the Company's Report on Form 8-K dated as
                of September 25, 1996).
-----------------------------------------------------------------------
        10.34*  Employment Agreement between the
                Company and Dr. Zvi Yaniv dated as of May
                31, 1996 (Exhibit 10.1 to the Company's
                report on Form 10-QSB for the fiscal
                quarter ended September 30, 1996).
-----------------------------------------------------------------------
        10.35*  Termination of Technology Cooperation
                Agreement between the Company and Philips
                Components B.V. dated as of October 4,
                1996 (Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-QSB for the
                fiscal quarter ended September 30, 1996).
-----------------------------------------------------------------------
        10.36*  Form of Promissory Note payable by
                Diamond Tech One, Inc. for $ 250,000 in
                connection with the loan of $1,000,000 to
                Diamond Tech One, Inc. (Exhibit 10.1 to
                the Company's Report on Form 8-K dated as
                of October 30, 1996).
-----------------------------------------------------------------------
        10.37*  Form of Guaranty by the Company in
                Connection with loan of $1,000,000 to
                Diamond Tech One, Inc. (Exhibit 10.2 to
                the Company's Report on Form 8-K dated as
                of October 30, 1996).
-----------------------------------------------------------------------
        10.38*  Form of Loan and Security Agreement in
                connection with loan of $1,000,000 to
                Diamond Tech One, Inc. (Exhibit 10.3 to
                the Company's Report on form 8-K dated as
                of October 30, 1996).
-----------------------------------------------------------------------
        10.39*  Promissory Note dated as of October 30,
                1996 made payable to Austin National Bank
                by Diamond Tech One, Inc. (Exhibit 10.5
                to the Company's Report on Form 8-K dated
                as of October 30, 1996).
-----------------------------------------------------------------------
        10.40*  Commercial Guaranty by SI Diamond
                Technology, Inc. of Promissory Note made
                payable to Austin National Bank by
                Diamond Tech One and dated as of October
                30, 1996 (Exhibit 10.6 to the Company's
                Report on Form 8-K dated as of October
                30, 1996).
-----------------------------------------------------------------------
        10.41*  Commercial Security Agreement dated as
                of October 30, 1996 by and between Austin
                National Bank and Diamond Tech One, Inc.
                (Exhibit 10.7 to the Company's Report on
                Form 8-K dated as of October 30, 1996).
-----------------------------------------------------------------------
            11  Computation of (Loss) per Common Share
-----------------------------------------------------------------------
            21  Subsidiaries of the Company.
-----------------------------------------------------------------------
            24  Powers of Attorney
-----------------------------------------------------------------------
            27  Financial Data Schedule
-----------------------------------------------------------------------