Form 10QSB
period 1997-03-31
SI DIAMOND TECHNOLOGY INC
filed 1997-04-30
CIK 891417

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997

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

        12100 Technology Blvd.
           AUSTIN, TEXAS                         78727
(Address of principal executive office)       (Zip Code)

Registrant's telephone number, including area code:  (512) 331-6200


   Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No [  ]

   As of April 25, 1997, the registrant had 14,371,794 shares of common stock, par value $.001 per share, issued and outstanding.

   Transitional Small Business Disclosure Format.
                               Yes  [  ]   No [X]

                          SI DIAMOND TECHNOLOGY, INC.
                                     INDEX


Part I  Financial Information                                                       PAGE
                                                                                    ----
        Item 1.  Financial Statements

          Consolidated Balance Sheets--March 31, 1997 and December 31, 1996.........   3

          Consolidated Statements of Operations--Three Months Ended
            March 31, 1997 and 1996.................................................   4

          Consolidated Statements of Cash Flows--Three Months Ended
            March 31, 1997 and 1996.................................................   5

          Notes to Consolidated Financial Statements................................   6

        Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................   8

Part II  Other Information

        Item 5.  Other Information..................................................  12

        Item 6.  Exhibits and Reports on Form 8-K...................................  12

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)




                   ASSETS                      MARCH 31,    DECEMBER 31,
                                                 1997           1996
                                             -------------  -------------

Current assets:
 Cash and cash equivalents.................  $    367,671   $     16,290
 Restricted cash...........................        11,986         37,226
 Accounts receivable, trade................       561,680        934,564
 Notes receivable..........................       100,000         15,000
 Inventory.................................       403,441        329,643
 Costs and estimated earnings in excess of
  billings on uncompleted contracts........       878,661        584,770
 Prepaid expenses and other assets.........       110,022        136,693
                                             ------------   ------------
   Total current assets....................     2,433,461      2,054,186
 Property, plant and equipment, net........     2,766,216      3,143,510
 Intangible assets, net....................       419,587        423,563
                                             ------------   ------------
   Total assets............................  $  5,619,264   $  5,621,259
                                             ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable..........................  $  1,653,402   $  2,647,487
 Bank line of credit.......................            --         30,000
 Notes payable.............................       935,972        961,222
 Capital lease obligations.................        45,731         71,061
 Accrued liabilities.......................       941,550      1,210,427
 Billings in excess of costs and estimated
  earnings on uncompleted contracts........       351,047          9,875
                                             ------------   ------------
   Total current liabilities...............     3,927,702      4,930,072
Notes payable, long-term...................       502,083             --
Commitments and contingencies..............            --             --
Stockholders' equity:
 Preferred stock, $1.00 par value,
  2,000,000 shares authorized;
  Series A convertible, 100
   shares issued and outstanding at
   March 31, 1997 and December 31, 1996.....          100            100
  Series E convertible, 566 and
   646 shares issued and outstanding
   at March 31, 1997 and December 31, 1996..          566            646
  Series F convertible, 1700 shares issued
  and outstanding at March 31, 1997.........        1,700             --
Common stock, 120,000,000 shares
 authorized, $.00l par value,
 14,050,404 shares issued and outstanding
  at March 31, 1997;
 13,126,083 shares issued and outstanding
  at December 31, 1996......................       14,050         13,126
Additional paid-in capital..................   47,029,472     45,412,283
Accumulated deficit.........................  (45,837,750)   (44,705,442)
Unearned compensation.......................      (18,659)       (29,526)
                                             ------------   ------------
   Total stockholders' equity...............    1,189,479        691,187
                                             ------------   ------------
   Total liabilities and stockholders'
    equity.................................. $  5,619,264   $  5,621,259
                                             ============   ============


   The accompanying notes are an integral part of the financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               FOR  THE THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                   1997           1996
                                              --------------  -------------

Revenues....................................    $ 1,012,827    $   903,244
                                                -----------    -----------
Cost of sales...............................      1,189,294      1,334,495
Selling, general and administrative
 expenses...................................        851,534      2,642,574
Research and development....................        154,180      2,127,425
                                                -----------    -----------

 Operating costs and expenses...............      2,195,008      6,104,494

 Loss from operations.......................     (1,182,181)    (5,201,250)

Other income (expense)
   Loss on impairment of assets.............             --       (850,000)
   Loss on disposal of assets...............             --       (350,000)
   Other income, net........................         49,873        231,199
                                                -----------    -----------

   Net loss.................................    $(1,132,308)   $(6,170,051)
                                                ===========    ===========

Less preferred stock dividend...............       (278,216)      (223,518)
                                                -----------    -----------

Net loss applicable to common stockholders..    $(1,410,524)   $(6,393,569)
                                                ===========    ===========


   Net loss per common share                    $     (0.11)   $     (0.59)
                                                ===========    ===========

Average shares outstanding                       13,401,083     10,859,724
                                                ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                         FOR  THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ---------------------------
                                                                             1997           1996
                                                                         ------------   ------------

Cash flows from operating activities:
   Net loss.............................................................  $(1,132,308)  $(6,170,051)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization expense................................      260,003       312,756
   Services provided for payment of MCC notes...........................      (73,284)     (224,843)
   Revaluation of stock warrants........................................           --       450,000
   Loss on impairment of net assets.....................................           --       850,000
   Changes in assets and liabilities:
     Accounts receivable, trade.........................................      372,884      (446,761)
     Notes receivable...................................................      (85,000)           --
     Costs and estimated earnings in excess of billings on uncompleted
      contracts.........................................................     (293,891)     (228,360)
     Inventory..........................................................        5,452            --
     Prepaid expenses...................................................       26,671      (156,682)
     Accounts payable and accrued liabilities...........................   (1,262,962)      365,045
     Billings in excess of costs and estimated earnings on uncompleted
      contracts.........................................................      341,172       (14,506)
                                                                          -----------   -----------
       Total adjustments................................................     (708,955)      906,649
                                                                          -----------   -----------
     Net cash used in operating activities..............................   (1,841,263)   (5,263,402)
                                                                          -----------   -----------
Cash flows from investing activities:
   Capital expenditures.................................................      (20,710)     (448,656)
   Proceeds from the sale of equipment..................................      117,910            --
   Expenditures for intangible and other assets.........................           --      (104,906)
                                                                          -----------   -----------
     Net cash provided by (used in) investing activities................       97,200      (553,562)
                                                                          -----------   -----------
Cash flows from financing activities:
   Repayment of notes payable...........................................      (57,296)     (291,494)
   Proceeds from notes payable..........................................      500,000            --
   Restricted cash......................................................       25,240        50,827
   Proceeds of stock issuance, net of costs.............................    1,627,500    10,859,064
                                                                          -----------   -----------
     Net cash provided by financing activities..........................    2,095,444    10,618,397
                                                                          -----------   -----------
Net increase in cash and cash equivalents...............................      351,381     4,801,433
Cash and cash equivalents, beginning of year............................       16,290       293,593
                                                                          -----------   -----------
Cash and cash equivalents, end of the period............................  $   367,671   $ 5,095,026
                                                                          ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The accompanying unaudited consolidated financial statements SI Diamond Technology, Inc. and Subsidiaries ("The Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-KSB/A. The balance sheet information for December 31, 1996 has been derived from the audited financial statements at that date.

2.  Supplemental Cash Flow Information:

    Cash paid for interest for the three months ended March 31 was approximately $47,143 and $5,263 for 1997 and 1996, respectively.

3.  Capital Stock:

        Preferred Stock

        In March 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series F Preferred Stock ("Series F Preferred"). The offering provided gross proceeds of $1,700,000 to the Company less expenses of $172,500. The registration statement covering shares of the Company's Common Stock into which the Series F Preferred is convertible has not yet been declared effective, but is expected to be declared effective no later than June 9, 1997.

        Common Stock

        In the quarter ended March 1997, the Company received a total of $100,000 in proceeds from the exercise of warrants. These warrants were issued in connection with the Company's October 1996 debt financing.

4.  Notes Payable

        In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The second debenture is to be issued within 60 days of issuance of the first debenture. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The Debentures bear interest at a rate of 8 %. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued.

5.  Contingencies

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Contingencies (cont.):

Outlook

    The Company anticipates that capital raised to date, including commitments received for future funding, will enable it to maintain its planned operations for approximately two to three months after the date of this filing. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development, testing and production of its products, and associated overhead costs, or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. No assurance can be given that there will be no change that would cause available resources to be consumed before such time or that other sources of funding will be available. Such results could materially and adversely affect the Company.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Three Months Ended March 31, 1997 and 1996:

                                    OVERVIEW

  During the quarter ended March 31, 1997, the Company's primary revenues were earned through manufacture of coatings systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron"), microelectronics fabrication and assembly services at Diamond Tech One, Inc. ("DTO"), and from performing research under government contracts. The Company continued to incur substantial expenses in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology. As more fully discussed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996, the Company expects to incur additional research and development expenses throughout 1997 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product.

                              RECENT DEVELOPMENTS

  In March 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series F Preferred Stock ("Series F Preferred"). The offering provided gross proceeds of $1,700,000 to the Company less expenses of $172,500. The registration statement covering shares of the Company's Common Stock into which the Series F Preferred is convertible has not yet been declared effective, but is expected to be declared effective no later than June 9, 1997.

  In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The second debenture is to be issued within 60 days of issuance of the first debenture. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The Debentures bear interest at a rate of 8 %. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued.

                             RESULTS OF OPERATIONS

     The Company's revenues for the first quarter ended March 31, 1997 (the "1997 Period") totaled $1,012,827 compared to $903,244 for the first quarter of 1996 (the "1996 Period"). Commercial sales were $680,758 for the 1997 Period compared to $321,854 for the 1996 Period. The increase in commercial revenues is the result of the Company's increased focus on commercialization of its existing products. Commercial revenues in the 1997 Period are from the Company's Plasmatron and DTO subsidiaries in roughly equal amounts. Commercial revenues in the 1996 Period were primarily from Plasmatron. Plasmatron's commercial backlog was $849,000 and $812,000 at March 31, 1997 and 1996, respectively. DTO's backlog was $381,000 at March 31, 1997. Contract research revenues for the 1997 Period were $332,069 compared to $581,390 for the 1996 Period. At March 31, 1997, the Company had a research backlog of approximately $656,000 in anticipated future revenues from its existing contracts, as compared with a backlog of approximately $2,139,000 at March 31, 1996. The decreased contract research revenue in 1997 results from the Company's focus on only those areas of research that are directly related to its strategic objectives. The majority of contract research revenue in both periods resulted from the Company's DFE technology development related to the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the second quarter of 1995. The NIST contract is intended to provide matching grants to facilitate further research and development on the Company's DFE technology. The decrease in the contract research backlog results from spending on the NIST contract. The Company's ability to perform the research on its backlog should not require significant addition of personnel.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  For the 1997 Period, the Company's costs of sales were $1,189,294, exceeding revenues by 17%, as compared with $1,334,495 or an excess of 48% over revenues for the 1996 Period. This decreasing negative margin resulted primarily from increased commercial revenues which caused greater absorption of fixed costs. The Company's DTO subsidiary had a negative margin of approximately 87 % in the 1997 Period due to low utilization of its facility which has relatively high fixed costs associated with its clean rooms. The Company's Plasmatron subsidiary had a gross margin of approximately 30% during the 1997 Period. The Company's general and administrative expenses were $851,534 for the 1997 Period, compared with $2,642,574 for the 1996 Period. The expense decrease resulted primarily from the Company's May 1996 reorganization which resulted in a significant reduction of the Company's overhead expenses. The 1996 Period also included a higher level of fund raising activity, as well as $450,000 in contract settlements with underwriters during that time. Company sponsored research and development expenses for the 1997 Period were $154,180 as compared to $2,127,425 for the 1996 Period. This reduction in research expense is the result of the Company's decision to focus on commercialization of its existing products and to discontinue all research that is not at least partially funded and is not directly related to the Company's strategic business objectives. The Company expects to continue to incur expense in 1997 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures are dependent upon the amount of funding obtained from outside sources to support the research activities.


                              FINANCIAL CONDITION

  At March 31, 1997, the Company had cash and cash equivalents in the amount of $367,671 as compared with cash and cash equivalents of $16,290 at December 31, 1996. This increase in cash is a result of the Company's successful Regulation D stock offering and Regulation S Debenture offering in March 1997, less costs incurred in the quarter. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

  In March 1997, through an exempt offering under Regulation D of the Securities Act of 1933, the Company issued 1,700 shares of its Series F Preferred Stock ("Series F Preferred"). The offering provided gross proceeds of $1,700,000 to the Company less expenses of $172,500. The registration statement covering shares of the Company's Common Stock into which the Series F Preferred is convertible has not yet been declared effective, but is expected to be declared effective no later than June 9, 1997.

  In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The second debenture is to be issued within 60 days of issuance of the first debenture. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The Debentures bear interest at a rate of 8 %. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued.

  In the quarter ended March 1997, the Company received a total of $ 100,000 in proceeds from the exercise of warrants. These warrants were issued in connection with the Company's October 1996 debt financing.

  Cash used in operating activities was $1,841,263 for the 1997 Period compared to $5,263,402 for the 1996 Period. The decrease in the requirement of cash flows was primarily the result of a generally lower level of company sponsored research and development, sales and marketing, and administrative expenses during the 1997 Period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Cash provided by investing activities during the 1997 Period was $97,200 as compared with cash used in investing activities of $553,562 for the 1996 Period. The cash provided in the 1997 Period resulted from the sale of excess equipment. The cash used in the 1996 Period resulted primarily from the purchase of equipment.

  The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of Common Stock or debt instruments. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised. When the Company needs additional funds, the Company may seek to sell additional debt or equity securities, secure joint venture partnerships, or sell certain technology rights. The Company may seek to increase its liquidity through bank borrowings or other financing. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional financing in the future.

  The Company expects to continue to incur substantial expenses for research and development ("R&D"), product testing, and product marketing. Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years. Therefore, it is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current funding. The combined effect of the foregoing may prevent the Company from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company will be required to curtail its operations and seek additional financing from other sources.

  The Company anticipates that capital raised to date, including commitments received for future funding, will enable it to maintain its planned operations for approximately two to three months after the date of this filing. This belief is based on current development plans, the current state of the Company's business, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. No assurance can be given that there will be no change that would cause available resources to be consumed before such time. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development, testing and production of its products, and associated overhead costs, or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. Such results could materially and adversely affect the Company.

                                    OUTLOOK

  It is anticipated that losses will continue throughout 1997 as the Company continues to fund the development of its DFE technology and its electronic billboard. Increased commercial revenues are anticipated in the Company's DTO and Plasmatron subsidiaries; however, they will not be sufficient to offset the planned research and development efforts and selling, general and administrative expenses. Sales from the DFE products or the electronic billboard are not anticipated in 1997. Full commercial development of the Company's DFE technology and electronic billboard will require additional funds that may not be available at terms acceptable to the Company. Should the Company be unable to obtain acceptable additional debt or equity financings, management intends to eliminate or reduce the level of internally funded research and development and to reduce the level of administrative expense. Management believes that the capital raised to date, including commitments received for future funding, will be adequate to fund the Company's operations and current developmental funding plans for approximately two to three months. Management is in the process of seeking additional funding and has developed a plan to reduce expenses to enable it to continue operations at the planned level for a period of 12 months, at which point it would be expected that the Company could sustain itself through internally generated funding. This plan is primarily dependent on increasing revenues and raising additional funding through a strategic partner, debt offerings, or equity offerings.

                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report are forward-looking statements concerning the future operations of the Company. The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vi of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: See Index to Exhibits on page 13 for a descriptive response to this item.

    (b) Reports on Form 8-K:

        (1) Current report on Form 8-K dated as of February 14, 1997 (Item 5).

        (2) Current report on Form 8-K dated as of March 7, 1997 (Item 5).

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SI DIAMOND TECHNOLOGY, INC.
                                      (Registrant)



Date:  April 30, 1997                            /s/ Marc W. Eller
                                      ------------------------------------------
                                      Marc W. Eller
                                      Chairman and Chief Executive
                                      Officer (Principal Executive Officer)



Date:  April 30, 1997                           /s/ Douglas P. Baker
                                      ------------------------------------------
                                      Douglas P. Baker
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:

  Exhibit
  -------

  * 3.1 Amended and Restated Articles of Incorporation of the Company as filed with the Secretary of State of the State of Texas on February 14, 1997 (Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of February 14, 1997 (File No. 1-11602)).

  * 3.2 Statement of Resolutions Establishing and Designating the Company's Series F Preferred Stock, as filed with the Secretary of the State of the State of Texas on March 10, 1997 (Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of March 7, 1997 (File No. 1-11602)).

  * 4.1 Form of Subscription Agreement by and between the Company and the Holders of the Company's Eight Percent (8%) Convertible Debentures (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 7, 1997 (File No. 1-11602)) .


  * 4.2 Form of the Company's Eight Percent (8%) Convertible Debenture (Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of March 7, 1997 (File No. 1-11602)).

  * 4.3 Form of Regulation D Subscription Agreement by and between the Company and the Holders of the Company's Series F Preferred Current Report on Form 8-K dated as of March 7, 1997 (File Stock (Exhibit 4.3 to the Company's No. 1-11602)).

  * 4.4 Form of Registration Rights Agreement by and between the Company and the Holders of the Company's Series F Preferred Stock (Exhibit 4.4 to the Company's Current Report on Form 8-K dated as of March 7, 1997 (File No. 1-11602)).

    11    Computation of (Loss) Per Common Share

    13 Forward-Looking Statements and Important Factors Affecting Future Results (pages ii - vi of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996, incorporated by reference into the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1997).

    27    Financial Data Schedule

____________________
*  Incorporated by reference