Form 10QSB
period 1997-06-30
SI DIAMOND TECHNOLOGY INC
filed 1997-08-14
CIK 891417

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

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

                               Yes  [X]  No [ ]

  As of August 8, 1997, the registrant had 17,705,632 shares of common stock, par value $.001 per share, issued and outstanding.

  Transitional Small Business Disclosure Format.

                               Yes  [ ]   No [X]

                          SI DIAMOND TECHNOLOGY, INC.
                                     INDEX
                                                                           PAGE
                                                                           ----
Part I  Financial Information

          Item 1.  Financial Statements

               Consolidated Balance Sheets--June 30, 1997
                and December 31, 1996....................................    3

               Consolidated Statements of Operations--Three Months
                and Six Months Ended June 30, 1997 and 1996..............    4

               Consolidated Statements of Cash Flows--Six Months Ended
                June 30, 1997 and 1996...................................    5

               Notes to Consolidated Financial Statements................    6

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    9

Part II  Other Information

          Item 5.  Other Information.....................................   13

          Item 6.  Exhibits and Reports on Form 8-K......................   13


Signatures ..............................................................   14

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                  ASSETS                               JUNE 30,     DECEMBER 31,
                                                         1997          1996
                                                     -----------    -----------
Current assets:
 Cash and cash equivalents........................   $   299,535    $    53,516
   Accounts receivable, trade.....................     1,205,468        934,564
 Stock subscriptions receivable...................       950,000             --
 Notes receivable.................................            --         15,000
 Inventory........................................       186,813        329,643
 Costs and estimated earnings in excess of
   billings on uncompleted contracts..............       137,697        584,770
 Prepaid expenses and other assets................        92,528        136,693
                                                    ------------   ------------
     Total current assets.........................     2,872,041      2,054,186
 Property, plant and equipment, net...............     2,402,339      3,143,510
 Intangible assets, net...........................        95,956        423,563
                                                    ------------   ------------
     Total assets.................................  $  5,370,336   $  5,621,259
                                                    ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................  $  1,358,673   $  2,647,487
 Accrued liabilities..............................       902,576      1,210,427
 Bank line of credit..............................       410,000         30,000
 Notes payable....................................       835,625        961,222
 Capital lease obligations........................        25,552         71,061
 Billings in excess of costs and estimated
   earnings on uncompleted contracts..............       239,806          9,875
                                                    ------------   ------------
     Total current liabilities....................     3,772,232      4,930,072
Notes payable, long-term..........................       508,333             --
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock, $1.00 par value,
  2,000,000 shares authorized;
  Series A, 100 shares issued and outstanding
   at June 30, 1997 and December 31, 1996.........           100            100
  Series E, 437 and 646 shares issued and
   outstanding at June 30, 1997 and
   December 31, 1996..............................           437            646
  Series F, 1,640  shares issued and outstanding
   at June 30, 1997...............................         1,640             --
Common stock, 120,000,000 shares authorized,
  $.00l par value, 16,085,143 shares issued
  and outstanding at June 30, 1997; 13,126,083
  shares issued and outstanding at
  December 31, 1996...............................        16,085         13,126
Additional paid-in capital........................    47,053,205     45,412,283
Preferred stock subscribed, but unissued..........     1,600,000
Accumulated deficit...............................   (47,566,137)   (44,705,442)
Unearned compensation.............................       (15,559)       (29,526)
                                                    ------------   ------------
  Total stockholders' equity......................     1,089,771        691,187
                                                    ------------   ------------
  Total liabilities and stockholders' equity......  $  5,370,336   $  5,621,259
                                                    ============   ============


       The accompanying notes are an integral part of the consolidated financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                 For the Three Months Ended              For the Six Months Ended
                                                                         June 30,                                June 30,
                                                               ------------------------------         -----------------------------
                                                                  1997               1996                1997              1996
                                                               -----------        -----------         -----------      ------------
Revenues.................................................      $ 1,028,048        $ 2,068,503         $ 2,040,875      $  2,971,747
                                                               -----------        -----------         -----------      ------------
Cost of sales............................................        1,210,561          2,089,661           2,399,855         3,424,156
Selling, general and administrative expenses.............          955,676          2,172,549           1,807,210         4,815,123
Research and development.................................          151,064          1,784,040             305,244         3,911,465
                                                               -----------        -----------         -----------      ------------

     Operating costs and expenses........................        2,317,301          6,046,250           4,512,309        12,150,744

     Loss from operations................................       (1,289,253)        (3,977,747)         (2,471,434)       (9,178,997)


Other income (expense)
     Loss on impairment of assets........................               --                 --                  --          (850,000)
     Loss on disposal of assets..........................         (515,760)                --            (515,760)         (350,000)
     Other income, net...................................           77,119              8,235             126,992           239,434
                                                               -----------        -----------         -----------      ------------

Net loss.................................................       (1,727,894)        (3,969,512)         (2,860,202)      (10,139,563)


Less preferred stock dividend............................         (263,268)          (699,610)           (541,484)         (923,128)
                                                               -----------        -----------         -----------      ------------

Net loss applicable to common shareholders...............      $(1,991,162)       $(4,669,122)        $(3,401,686)     $(11,062,691)
                                                               ===========        ===========         ===========      ============

Net loss per common share................................      $     (0.13)       $     (0.42)        $     (0.24)     $      (1.00)
                                                               ===========        ===========         ===========      ============

Average shares outstanding...............................       15,065,460         11,169,930          14,327,869        11,014,827
                                                               ===========        ===========         ===========      ============


   The accompanying notes are an integral part of the financial statements,.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     FOR THE SIX MONTHS ENDED
                                                             June 30,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
Cash flows from operating activities:
  Net loss........................................   $(2,860,202)  $(10,139,563)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization expense..........       532,883        629,474
   Services provided for payment of MCC notes.....       (74,495)      (282,776)
   Revaluation of stock warrants..................            --        450,000
   Loss on impairment of net assets...............       515,760        850,000
   Changes in assets and liabilities:
     Accounts receivable, trade...................      (270,904)    (1,534,667)
     Notes receivable.............................        15,000        300,000
     Costs and estimated earnings in excess
      of billings on uncompleted contracts........       447,073        (74,247)
     Inventory....................................        41,081             --
     Prepaid expenses.............................        44,165        (87,916)
     Accounts payable and accrued liabilities.....    (1,475,508)     1,523,092
     Billings in excess of costs and estimated
      earnings on uncompleted contracts...........       229,931        388,588
                                                     -----------   ------------
       Total adjustments..........................         4,986      2,161,548
                                                     -----------   ------------
     Net cash used in operating activities........    (2,855,216)    (7,978,015)
                                                     -----------   ------------
Cash flows from investing activities:
   Capital expenditures...........................       (12,345)      (645,605)
   Proceeds from the sale of equipment............       184,270         27,265
   Expenditures for intangible and other assets...            --        (93,608)
                                                     -----------   ------------
     Net cash provided by (used in) investing
       activities.................................       171,925       (711,948)
                                                     -----------   ------------
Cash flows from financing activities:
   Repayment of notes payable.....................      (245,509)      (246,391)
   Proceeds from notes payable....................       500,000             --
   Bank line of  credit...........................       380,000             --
   Redemption of series F preferred stock.........       (60,493)            --
   Proceeds of stock issuance, net of costs.......     2,355,312     10,850,624
                                                     -----------   ------------
     Net cash provided by financing activities....     2,929,310     10,604,233
                                                     -----------   ------------
Net increase in cash and cash equivalents.........       246,019      1,914,270
Cash and cash equivalents, beginning of period....        53,516        293,593
                                                     -----------   ------------
Cash and cash equivalents, end of the period......   $   299,535   $  2,207,863
                                                     ===========   ============


       The accompanying notes are an integral part of the consolidated financial statements.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-KSB/A. The balance sheet information for December 31, 1996 has been derived from the audited financial statements at that date.

2.   Supplemental Cash Flow Information

     Cash paid for interest for the six months ended June 30, 1997 and 1996 was approximately $92,152 and $13,290, respectively.

3.    Capital Stock:

Preferred Stock

     In March 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series F Preferred Stock ("Series F Preferred"). The offering provided gross proceeds of $1,700,000 to the Company less expenses of $172,500. The registration statement covering shares of the Company's Common Stock into which the Series F Preferred is convertible was declared effective June 9, 1997.

     In June 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,600 shares of its Series G Preferred Stock ("Series G Preferred"). As of June 30, 1997, the Company received proceeds of $650,000 and $950,000 was recorded as subscriptions receivable. As of August 8, 1997, the Company has received subscriptions for 100 additional shares and received proceeds of $100,000. As of that date total proceeds of $1,700,000 have been received and 1,700 shares of the Series G Preferred have been issued. The Company has the right to issue an additional 1,300 shares of the Series G Preferred prior to the end of August 1997 and expects to issue a minimum of 500 shares ($500,000) by that date. There were no material expenses associated with this offering and the entire $1,700,000 received to date is available to the Company for its use. The registration statement covering shares of the Company's Common Stock into which the Series G Preferred is convertible has not yet been filed, but is expected to be filed and declared effective by the end of August 1997.

Common Stock

     In the six months ended June 1997, the Company issued 100,000 shares and received a total of $ 100,000 in proceeds from the exercise of warrants. These warrants were issued in connection with the Company's October 1996 debt financing.

     During the six months ended June 1997, the Company issued approximately 89,000 shares of the Company's Common Stock to creditors of the Company as payment for approximately $85,000 of existing indebtedness.

4.   Notes Payable

     In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Notes Payable (continued)

on the second anniversary of the date on which the Debentures were issued. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture; however, the lender defaulted on its obligation to fund the second debenture. The Company and the lender are currently in negotiations to resolve this situation; however, the Company has informed the lender that no conversion will be allowed, related to the first debenture until a satisfactory settlement has been reached. The Company has also notified the lender of its intent to offset its damages related to the default on the second debenture against any payments due on the first debenture.

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

Outlook

     The Company anticipates that capital raised to date, including commitments received for future funding, will enable it to maintain its planned operations for approximately two to three months after the date of this filing. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development and associated overhead costs, or obtain funds through arrangements with other entities. No assurance can be given that there will be no change that would cause available resources to be consumed before such time or that other sources of funding will be available. Such results could materially and adversely affect the Company.


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

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Business Developments

     The Company occupied two separate leased facilities in Austin, Texas. In connection with its ongoing cost reduction efforts, the Company consolidated its operations into one facility. In connection with this move, the Company abandoned leasehold improvements having a net book value of approximately $111,000. These leasehold improvements were written off in the quarter ended June 1997 and are reflected in the income statement as part of the loss on disposal of assets. There was no impact on the Company's cash as a result of this write-off.

     During the quarter ended June 1997, the Company made the decision to dispose of its Plasmatron subsidiary. While Plasmatron was marginally profitable and provided slightly positive cash flow, the near-term outlook for Plasmatron was one of negative cash flow . The remote location and nature of the business required an inordinately high amount of management attention relative to other more promising areas of the business, so the Company decided to concentrate on its high potential business areas and dispose of Plasmatron. Given the size of the company, the nature of the business, and the existence of the customer claim described in Note 5, no purchaser for the business as an ongoing entity could be found. The Company is now in the process of liquidating Plasmatron in an orderly manner. In connection with the decision to close Plasmatron, the Company wrote off goodwill having a net book value of approximately $224,000 and reduced certain inventory to its expected liquidation value, resulting in a reduction in inventory of approximately $181,000. Both of these charges, totaling approximately $405,000 are included in the income statement as part of the loss on disposal of assets. There was no impact on the Company's cash as a result of this write-off.

7.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

     Management believes that the Company currently substantially complies with the requirements of these new standards and that the implementation of the standards will not have a material impact on the Company's financial results.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                   OVERVIEW

  During the six months ended June 30, 1997, the Company's primary revenues were earned through microelectronics fabrication and assembly services at Diamond Tech One, Inc. ("DTO"), manufacture of coatings systems at Plasmatron Coatings and Systems, Inc. ("Plasmatron"), and from performing research under government contracts. The Company continued to incur substantial expenses in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology and preproduction costs for wafer bumping at DTO, as well as product development costs at EBT. As more fully discussed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996, the Company expects to incur additional research and development expenses throughout 1997 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product.


                              RECENT DEVELOPMENTS

  In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. On
  March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture, however the lender defaulted on its obligation to fund the second debenture. The Company and the lender are currently in negotiations to resolve this situation, however the Company has informed the lender that no conversion will be allowed, related to the first debenture until a satisfactory settlement has been reached. The Company has also notified the lender of its intent to offset its damages related to the default on the second debenture against any payments due on the first debenture.

  In March 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series F Preferred Stock ("Series F Preferred"). The offering provided gross proceeds of $1,700,000 to the Company less expenses of $172,500. The registration statement covering shares of the Company's Common Stock into which the Series F Preferred is convertible was declared effective June 9, 1997.

  In June 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,600 shares of its Series G Preferred Stock ("Series G Preferred"). As of June 30, 1997, the Company received proceeds of $650,000 and $950,000 was recorded as subscriptions receivable. As of August 8, 1997, the Company has received subscriptions for 100 additional shares and received proceeds of $100,000. As of that date total proceeds of $1,700,000 have been received and 1,700 shares of the Series G Preferred have been issued. The Company has the right to issue an additional 1,300 shares of the Series G Preferred prior to the end of August 1997 and expects to issue a minimum of 500 shares ($500,000) by that date. There were no material expenses associated with this offering and the entire $1,700,000 received to date is available to the Company for its use. The registration statement covering shares of the Company's Common Stock into which the Series G Preferred is convertible has not yet been filed, but is expected to be filed and declared effective by the end of August 1997.

  During the quarter ended June 30, 1997 as part of its ongoing efforts to reduce expenditures and streamline operations, the Company adopted a reorganization plan. As part of this plan the Company decided to close its Plasmatron subsidiary and combine its operations into one facility in Austin. As a result of this, the Company has recorded a loss on disposal of assets of $515,760. This reorganization had no impact on the Company's cash position.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

  The Company's revenues for the second quarter ended June 30, 1997 totaled $1,028,048 compared to $2,068,503 for the second quarter of 1996. The Company earned $2,040,875 in revenues during the six month period ended June 30, 1997, (the "1997 Period") as compared with $2,971,747 during the six month period ended June 30, 1996 (the "1996 Period"). Commercial sales were $1,446,391 for the 1997 Period compared to $1,406,391 for the 1996 Period. Commercial revenues in the 1997 Period are from the Company's Plasmatron and DTO subsidiaries in roughly equal amounts. Commercial revenues in the 1996 period were primarily from DTO. Plasmatron's commercial backlog as of June 30, 1997 was approximately $574,000 as compared with approximately $719,000 at June 30, 1996. Diamond Tech One's commercial backlog as of June 30, 1997 was approximately $104,000 as compared with approximately $743,000 at June 30, 1996. The reduction in backlog at DTO is a result of the change in strategic direction at DTO whereby DTO is moving to become an ongoing repetitive manufacturer rather than a supplier of nonrecurring research or prototype
  projects.   Contract research revenues for the 1997 Period were $594,484 compared to $1,478,122 for the 1996 Period. At June 30, 1997, the Company had a research backlog of approximately $451,000 in anticipated future revenues from its existing contracts, as compared with a backlog of approximately $1,650,000 at June 30, 1996. The decreased contract revenue for the 1997 Period resulted primarily from the Company's focus on only performing research related to its core business operations that can be commercialized in a relatively short time period. The majority of contract research revenue in both periods resulted from the Company's DFE technology development related to the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the second quarter of 1995. The NIST contract is intended to provide matching grants to facilitate further research and development on the Company's DFE technology. The decrease in the contract research backlog results from spending on the NIST contract. The Company's ability to perform the research on its backlog should not require significant addition of personnel.

  For the 1997 Period, the Company's cost of sales were $2,399,855 or a negative gross margin of 18%, as compared with $3,424,156 or a negative gross margin of 15%, for the 1996 Period. The negative margins are the result of the low utilization of the DTO facility which has relatively high fixed costs associated with the operation of its clean rooms. DTO had a negative gross margin of 88% during the 1997 Period. The increased negative margin in the 1997 Period resulted from lower DTO revenues during the period which resulted in lower absorption of its fixed costs. The Company's selling, general and administrative expenses were $1,807,210 for the 1997 Period, compared with $4,815,123 for the 1996 Period. The expense decrease resulted primarily from the Company's May 1996 reorganization which resulted in a significant reduction of the Company's overhead expenses. The 1996 Period also included a higher level of fund raising activity as well as $450,000 of contract settlements with underwriters during that time. Company sponsored research and development expenses for the 1997 Period were $305,244 as compared to $3,911,465 for the 1996 Period. This reduction in research expense is the result of the Company's decision to focus on commercialization of its existing products and to discontinue all research that is not at least partially funded and is not directly related to the Company's strategic business objectives. The Company expects to continue to incur expense in 1997 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures are dependent upon the amount of funding obtained from outside sources to support the research activities.

  During the quarter ended June 30, 1997 as part of its ongoing efforts to reduce expenditures and streamline operations, the Company adopted a reorganization plan. As part of this plan the Company decided to close its Plasmatron subsidiary and combine its remaining operations into one facility in Austin. As a result of this, the Company has recorded a loss on disposal of assets of $515,760. This reorganization had no impact on the Company's cash position. The loss on disposal of assets in the 1996 Period is the result of the discontinuance of operations of the Company's SIDT Coatings subsidiary during that period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

  At June 30, 1997, the Company had cash and cash equivalents in the amount of $299,535 as compared with cash and cash equivalents of $53,516 at December 31, 1996. This increase in cash is a result of the Company's successful Regulation D stock offering and Regulation S Debenture offering in March 1997 and its successful regulation D stock offering in June 1997, less costs incurred in the period. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

  In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. On
  March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture; however, the lender defaulted on its obligation to fund the second debenture. The Company and the lender are currently in negotiations to resolve this situation; however, the Company has informed the lender that no conversion will be allowed, related to the first debenture until a satisfactory settlement has been reached. The Company has also notified the lender of its intent to offset its damages related to the default on the second debenture against any payments due on the first debenture.

  In March 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series F Preferred Stock ("Series F Preferred"). The offering provided gross proceeds of $1,700,000 to the Company less expenses of $172,500. The registration statement covering shares of the Company's Common Stock into which the Series F Preferred is convertible was declared effective June 9, 1997.

  In June 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for 1,600 shares of its Series G Preferred Stock ("Series G Preferred"). As of June 30, 1997, the Company received proceeds of $650,000 and $950,000 was recorded as subscriptions receivable. As of August 8, 1997, the Company has received subscriptions for 100 additional shares and received proceeds of $100,000. As of that date total proceeds of $1,700,000 have been received and 1,700 shares of the Series G Preferred have been issued. The Company has the right to issue an additional 1,300 shares of the Series G Preferred prior to the end of August 1997 and expects to issue a minimum of 500 shares ($500,000) by that date. There were no material expenses associated with this offering and the entire $1,700,000 received to date is available to the Company for its use. The registration statement covering shares of the Company's Common Stock into which the Series G Preferred is convertible has not yet been filed, but is expected to be filed and declared effective by the end of August 1997.

  In the six months ended June 1997, the Company received a total of $100,000 in proceeds from the exercise of warrants. These warrants were issued in connection with the Company's October 1996 debt financing.

  Cash used in operating activities was $2,855,216 for the 1997 Period compared to $7,978,015 for the 1996 Period. The decrease in the requirement of cash flows was primarily the result of a generally lower level of company sponsored research and development, sales and marketing, and administrative expenses during the 1997 Period.

  Cash provided by investing activities during the 1997 Period was $171,925 as compared with cash used in investing activities of $711,948 for the 1996 Period. The cash provided in the 1997 Period resulted from the sale of excess equipment. The cash used in the 1996 Period resulted primarily from the purchase of equipment.

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

  The Company anticipates that capital raised to date, including commitments received for future funding, will enable it to maintain its planned operations for approximately two to three months after the date of this filing. This belief is based on current development plans, the current state of the Company's business, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. No assurance can be given that there will be no change that would cause available resources to be consumed before such time. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development and associated overhead costs, or obtain funds through arrangements with other entities. Such results could materially and adversely affect the Company.


                                    OUTLOOK

  It is anticipated that losses will continue throughout 1997 as the Company continues to fund the development of its DFE technology and its electronic billboard. Increased commercial revenues are anticipated in the Company's DTO and EBT subsidiaries; however, they may not be sufficient to offset the planned research and development efforts and selling, general and administrative expenses. Sales from the DFE products or the electronic billboard are not anticipated in 1997. Full commercial development of the Company's DFE technology and electronic billboard will require additional funds that may not be available at terms acceptable to the Company. Should the Company be unable to obtain acceptable additional debt or equity financings, management intends to eliminate or reduce the level of internally funded research and development and to reduce the level of administrative expense. Management believes that the capital raised to date, including commitments received for future funding, will be adequate to fund the Company's operations and current developmental funding plans for approximately two to three months. Management is in the process of seeking additional funding and has developed a plan to reduce expenses to enable it to continue operations at the planned level for a period of 12 months, at which point it would be expected that the Company could sustain itself through internally generated funding. This plan is primarily dependent on increasing revenues and raising additional funding through a strategic partner, debt offerings, or equity offerings.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

  (b)  Reports on Form 8-K:

       (1)  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SI DIAMOND TECHNOLOGY, INC.
                                          (Registrant)



Date:  August 11, 1997                             /s/ Marc W. Eller
                                          _____________________________________
                                          Marc W. Eller
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  August 11, 1997                             /s/ Douglas P. Baker
                                          _____________________________________
                                          Douglas P. Baker
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:

  Exhibit
  -------

    *3(I).1 Amendment to Amended and Restated Articles of Incorporation of the Company as filed with the Secretary of State of the State of Texas on May 1, 1997 (Exhibit 3(I).1 to the Company's Current Report on Form 8-K dated as of August 4, 1997 (File No. 1-11602)).

    *3(I).2 Amendment to Amended and Restated Articles of Incorporation of the Company as filed with the Secretary of State of the State of Texas on August 4 , 1997 (Exhibit 3(I).2 to the Company's Current Report on Form 8-K dated as of August 4, 1997 (File No. 1-11602)).

    *3(I).3 Statement of Resolutions Establishing and Designating the Company's Series G Preferred Stock, as filed with the Secretary of State of the State of Texas on June 11, 1997 (Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of July 25, 1997 (File No. 1-11602)).

    *4.1 Form of Regulation D Subscription Agreement by and between the Company and the Holders of the Company's Series G Preferred Stock (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of July 25, 1997 (File No. 1-11602)).

    *4.2 Form of Registration Rights Agreement by and between the Company and the Holders of the Company's Series G Preferred Stock (Exhibit
              4.2 to the Company's Current Report on Form 8-K dated as of July 25, 1997 (File No. 1-11602)).

    *4.3 Form of Warrant by and between the Company and the Holders of the Company's Series G Preferred Stock (Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of July 25, 1997 (File
              No. 1-11602)).

    11        Computation of (Loss) Per Common Share

    13 Forward-Looking Statements and Important Factors Affecting Future Results (pages ii - vi of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996, incorporated by reference into the Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997).

    27        Financial Data Schedule



*  Incorporated by reference