Form 10QSB
period 1997-09-30
SI DIAMOND TECHNOLOGY INC
filed 1997-11-14
CIK 891417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

                           SI DIAMOND TECHNOLOGY, INC.
          (Exact name of Small Business Issuer as specified in charter)

          TEXAS                                                76-0273345
          (State of                                          (IRS Employer
        Incorporation)                                    Identification Number)

       12100-A TECHNOLOGY BLVD.
            AUSTIN, TEXAS                                        78727
  Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:  (512) 331-6200

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

     As of November 12, 1997, the registrant had 21,508,359 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.
                                                   Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX

Part I  Financial Information                                                                                      PAGE
                                                                                                                   ----
         Item 1.  Financial Statements

              Consolidated Balance Sheets--September 30, 1997 and December 31, 1996.............................    3

              Consolidated Statements of Operations--Three Months and Nine Months Ended
                September 30, 1997 and 1996.....................................................................    4

              Consolidated Statements of Cash Flows--Nine  Months Ended
                September 30, 1997 and 1996.....................................................................    5

              Notes to Consolidated Financial Statements........................................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................   11

Part II  Other Information

         Item 5.  Other Information.............................................................................   15

         Item 6.  Exhibits and Reports on Form 8-K..............................................................   15


Signatures      ................................................................................................   16

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                             1997            1996
                                                                                       --------------   --------------
Current assets:
   Cash and cash equivalents..........................................................  $     240,860   $       53,516
     Accounts receivable, trade.......................................................        511,246          934,564
   Notes receivable...................................................................             --           15,000
   Inventory..........................................................................        143,917          329,643
   Costs and estimated earnings in excess of billings
       on uncompleted contracts.......................................................             --          584,770
   Prepaid expenses and other assets..................................................        131,375          136,693
                                                                                        -------------   --------------
     Total current assets.............................................................      1,027,398        2,054,186
   Property, plant and equipment, net.................................................      2,125,756        3,143,510
   Intangible assets, net.............................................................         95,956          423,563
                                                                                        -------------   --------------
     Total assets.....................................................................  $   3,249,110   $    5,621,259
                                                                                        =============   ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................................  $   1,163,402   $    2,647,487
   Accrued liabilities................................................................      1,169,467        1,210,427
   Bank line of credit................................................................             --           30,000
   Notes payable......................................................................        285,951          961,222
   Capital lease obligations..........................................................             --           71,061
   Billings in excess of costs and estimated earnings on uncompleted contracts........        105,166            9,875
                                                                                        -------------   --------------
     Total current liabilities........................................................      2,723,986        4,930,072
Notes payable, long-term..............................................................        514,584               --
Commitments and contingencies
Stockholders' equity:
   Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series A, 100 shares issued and outstanding
       at September 30, 1997 and December 31, 1996....................................            100              100
     Series E, 292 and 646 shares issued and outstanding
       at September 30, 1997 and December 31, 1996, respectively......................            292              646
     Series F, 1,250  shares issued and outstanding
       at September 30, 1997..........................................................          1,250               --
     Series G, 1,700  shares issued and outstanding
       at September 30, 1997..........................................................          1,700               --
Common stock, 120,000,000 shares authorized, $.00l par value,
   18,195,815 shares issued and outstanding at September 30, 1997;
   13,126,083 shares issued and outstanding at December 31, 1996......................         18,196           13,126
Additional paid-in capital............................................................     49,105,180       45,412,283
Accumulated deficit...................................................................    (49,103,719)     (44,705,442)
Unearned compensation.................................................................        (12,459)         (29,526)
                                                                                        -------------   --------------
     Total stockholders' equity.......................................................         10,540          691,187
                                                                                        -------------   --------------
     Total liabilities and stockholders' equity.......................................  $   3,249,110   $    5,621,259
                                                                                        =============   ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended          For the Nine Months Ended
                                                        September 30,                      September 30,
                                               -------------------------------   -------------------------------
                                                   1997            1996                 1997            1996
                                                   ----            ----                 ----            ----
Revenues ...................................   $    965,567    $  1,272,718         $  3,006,442    $  4,244,465
                                               ------------    ------------         ------------    ------------
Cost of sales ..............................      1,191,388       1,266,043            3,591,243       4,690,199
Selling, general and administrative expenses        936,038       1,158,098            2,743,248       5,973,221
Research and development ...................        125,449         765,005              430,693       4,676,470
                                               ------------    ------------         ------------    ------------

     Operating costs and expenses ..........      2,252,875       3,189,146            6,765,184      15,339,890

     Loss from operations ..................     (1,287,308)     (1,916,428)          (3,758,742)    (11,095,425)

Other income (expense)
     Loss on impairment of assets ........               --              --                   --        (850,000)
     Loss on disposal of assets ..........         (106,488)             --             (622,248)       (350,000)
     Other income (expense), net .........         (143,786)        (55,676)             (16,794)        183,758
                                                 ------------    ------------         ------------    ------------

Net loss ...................................     (1,537,582)     (1,972,104)          (4,397,784)    (12,111,667)

Less preferred stock dividend ..............       (120,932)       (205,768)            (662,416)     (1,128,894)
                                               ------------    ------------         ------------    ------------

Net loss applicable to common shareholders .   $ (1,658,514)   $ (2,177,872)        $ (5,060,200)   $(13,240,561)
                                               ============    ============         ============    ============

Net loss per common share ..................   $      (0.09)   $      (0.18)        $      (0.33)   $      (1.16)
                                               ============    ============         ============    ============

Weighted average shares outstanding ........     17,559,485      12,285,750           15,357,241      11,443,123
                                               ============    ============         ============    ============





               The accompanying notes are an integral part of the
                      consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR  THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ---------------------------
                                                                                  1997          1996
                                                                             ------------   ------------
Cash flows from operating activities:
     Net loss ............................................................   $(4,397,784)   $(12,111,667)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization .....................................       781,303         860,579
       Services provided for payment of MCC notes ........................       (74,495)       (337,227)
       Non-cash compensation of consultants and noteholders
         upon issuance of warrants .......................................       105,251              --
       Revaluation of stock warrants .....................................            --         450,000
       Loss on disposal and impairment of assets .........................       622,248         850,000
       Changes in assets and liabilities:
         Accounts receivable, trade ......................................       423,318      (1,433,630)
         Notes receivable ................................................        15,000         300,000
         Costs and estimated earnings in excess of billings on uncompleted
           contracts .....................................................       584,770         258,251
         Inventory .......................................................         8,727        (301,500)
         Prepaid expenses and other current assets .......................         5,318         (73,918)
         Accounts payable and accrued liabilities ........................    (1,403,562)        927,619
         Billings in excess of costs and estimated earnings on uncompleted
           contracts .....................................................        95,291         107,533
                                                                             -----------    ------------
              Total adjustments ..........................................     1,163,169       1,607,707
                                                                             -----------    ------------
         Net cash used in operating activities ...........................    (3,234,615)    (10,503,960)
                                                                             -----------    ------------
Cash flows from investing activities:
       Capital expenditures ..............................................       (34,694)       (606,994)
       Proceeds from the sale of equipment ...............................       262,895         552,265
       Net change in intangibles and other assets ........................            --           4,514
                                                                             -----------    ------------
         Net cash provided by (used in) investing activities .............       228,201         (50,215)
                                                                             -----------    ------------
Cash flows from financing activities:
       Repayment of notes payable ........................................      (871,061)       (260,219)
       Proceeds from notes payable .......................................       500,000          11,500
       Bank line of  credit ..............................................       (30,000)             --
       Redemption of series F preferred stock ............................       (60,493)             --
       Proceeds of stock issuance, net of costs ..........................     3,655,312      10,845,635
                                                                             -----------    ------------
         Net cash provided by financing activities .......................     3,193,758      10,596,916
                                                                             -----------    ------------
Net increase in cash and cash equivalents ................................       187,344          42,741
Cash and cash equivalents, beginning of period ...........................        53,516         293,593
                                                                             -----------    ------------
Cash and cash equivalents, end of the period .............................   $   240,860    $    336,334
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

2.   Supplemental Cash Flow Information

     Cash paid for interest for the nine months ended September 30, 1997 and 1996 was approximately $108,408 and $23,293, respectively.

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

     From June 1997 through August, 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series G Preferred Stock ("Series G Preferred"). The offering provided gross proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. The registration statement covering shares of the Company's Common Stock into which the Series G Preferred is convertible will be filed in November 1997.

     In September 1997 the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd., (DPN) an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired Preferred Stock convertible into a 5% ownership interest in the Company's FEPET subsidiary and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. This payment was allocated $100,000 to Capital Stock, and $400,000 to licensing rights and products which FEPET is required to provide under the agreement. Of the portion of the proceeds allocated to licensing rights and products, $360,000 was recorded as revenue and $40,000 was deferred based on the amount of development work remaining.

Common Stock

     During the nine months ended September 1997, the Company issued 100,000 shares and received a total of $ 100,000 in proceeds from the exercise of warrants. These warrants were issued in connection with the Company's October 1996 debt financing.

     During the nine months ended September 1997, the Company issued approximately 239,000 shares of the Company's Common Stock to creditors of the Company as payment for approximately $235,000 of existing indebtedness.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Capital Stock  (continued)

     In October 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for a total of $3,500,000 of the Company's Common Stock. These funds will be received over a seven month period as described in the remainder of this paragraph. In October 1997, the Company issued 1,414,667 shares of its Common Stock and received gross proceeds of $500,000 less expenses of $14,500. In November 1997, the Company will issue 1,577,884 shares of its Common Stock and receive gross proceeds of $500,000 less expenses of $14,500. The Company will receive additional gross proceeds of $500,000, less expenses of $14,500, each month from December 1997 through April 1998. The number of shares to be issued in exchange for these proceeds is dependent upon the market price of the Company's Common Stock at the time. The registration statement covering a portion of these shares of the Company's Common Stock was declared effective October 28, 1997. A registration statement covering the remainder of the shares will be filed in November 1997.

4.   Notes Payable

     In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture; however, the lender defaulted on its obligation to fund the second debenture. As a result of this default the Company and the lender have renegotiated the terms of the first debenture to place restrictions on the lender's ability to convert the debenture to common stock.

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

Outlook

     The Company anticipates that capital raised to date, including commitments received for future funding, will enable it to maintain its operations at the existing level for approximately seven months after the date of this filing. The Company is, however, planning for increased revenues both from existing products and products currently in the development stage during this period, as well as developing other sources of funding. If the Company's plans are successful, the Company anticipates that the capital raised to date will allow it to maintain its operations until the Company is self sustaining. There is no assurance that these plans will be successful. If such plans are only partially successful, the seven month period would be extended, however the capital raised to date may not be sufficient to allow the Company to maintain operations until the Company is self sustaining. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development and associated overhead costs, or obtain funds through arrangements with other entities. No assurance can be given that there will be no change that would cause available resources to be consumed before such time or that other sources of funding will be available. Such results could materially and adversely affect the Company.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Contingencies (continued)

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

     During the quarter ended June 1997, the Company made the decision to dispose of its Plasmatron subsidiary. While Plasmatron was marginally profitable and provided slightly positive cash flow, the near-term outlook for Plasmatron was one of negative cash flow. The remote location and nature of the business required an inordinately high amount of management attention relative to other more promising areas of the business, so the Company decided to concentrate on its high potential business areas and dispose of Plasmatron. Given the size of the company, the nature of the business, and the existence of the customer claim described in Note 5, no purchaser for the business as an ongoing entity could be found. The Company is liquidating Plasmatron in an orderly manner. In connection with the decision to close Plasmatron, the Company wrote off goodwill having a net book value of approximately $224,000 and reduced certain inventory to its expected liquidation value, resulting in a reduction in inventory of approximately $256,000. Both of these charges, totaling approximately $480,000 are included in the income statement as part of the loss on disposal of assets. There was no impact on the Company's cash as a result of this write-off.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Recent Accounting Pronouncements (continued)

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

     Management believes that the Company currently substantially complies with the requirements of SFAS No. 130 and SFAS No. 131 and that the implementation of the standards will not have a material impact on the Company's financial results.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                    OVERVIEW

     During the nine months ended September 30, 1997, the Company's primary revenues were earned through microelectronics fabrication and assembly services at Diamond Tech One, Inc. ("DTO") and from performing research under government contracts. The Company continued to incur substantial expenses in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology and preproduction costs for wafer bumping at DTO, as well as product development costs at EBT. As more fully discussed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996, the Company expects to incur additional research and development expenses throughout 1997 and 1998 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product.

                               RECENT DEVELOPMENTS

     In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture, however the lender defaulted on its obligation to fund the second debenture. As a result of this default the Company and the lender have renegotiated the terms of the first debenture to place restrictions on the lender's ability to convert the debenture to common stock.

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

     From June 1997 through August, 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series G Preferred Stock ("Series G Preferred"). The offering provided gross proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. The registration statement covering shares of the Company's Common Stock into which the Series G Preferred is convertible will be filed in November 1997.

     During the quarter ended June 30, 1997 as part of its ongoing efforts to reduce expenditures and streamline operations, the Company adopted a reorganization plan. As part of this plan the Company decided to close its Plasmatron subsidiary and combine its operations into one facility in Austin. As a result of this, the Company has recorded a loss on disposal of assets of $622,248. This reorganization had no impact on the Company's cash position.

     In September 1997 the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd., (DPN) an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired Preferred Stock convertible into a 5% ownership interest in the Company's FEPET subsidiary and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. This payment was allocated $100,000 to Capital Stock and $400,000 to licensing rights and products which FEPET is required to provide under the agreement. Of the portion of the proceeds allocated to licensing rights and products, $360,000 was recorded as revenue and $40,000 was deferred based on the amount of development work remaining.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                         RECENT DEVELOPMENTS (CONTINUED)

     In October 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for at total of $3,500,000 of the Company's Common Stock. These funds will be received over a seven month period as described in the remainder of this paragraph. In October 1997, the Company issued 1,414,667 shares of its Common Stock and received gross proceeds of $500,000 less expenses of $14,500. In November 1997, the Company will issue 1,577,884 shares of its Common Stock and receive gross proceeds of $500,000 less expenses of $14,500. The Company will receive additional gross proceeds of $500,000, less expenses of $12,400, each month from December 1997 through April 1998. The number of shares to be issued in exchange for these proceeds is dependent upon the market price of the Company's Common Stock at the time. The registration statement covering a portion of these shares of the Company's Common Stock was declared effective October 28, 1997. A registration statement covering the remainder of the shares will be filed in November 1997.

                              RESULTS OF OPERATIONS

     The Company's revenues for the third quarter ended September 30, 1997 totaled $965,567 compared to $1,272,718 for the third quarter of 1996. The Company earned $3,006,442 in revenues during the nine month period ended September 30, 1997, (the "1997 Period") as compared with $4,244,465 during the nine month period ended September 30, 1996 (the "1996 Period"). Commercial sales were $2,248,847 for the 1997 Period compared to $1,894,243 for the 1996 Period. Commercial revenues in the 1997 Period were approximately 42% from the Company's DTO subsidiary, 39% from the Company's Plasmatron subsidiary, and 17% from the Company's FEPET subsidiary. Commercial revenues in the 1996 period were primarily from DTO. Diamond Tech One's commercial backlog as of September 30, 1997 was approximately $304,000 as compared with approximately $648,000 at September 30, 1996. The reduction in backlog at DTO is a result of the change in strategic direction at DTO whereby DTO is moving to become an ongoing repetitive manufacturer rather than a supplier of nonrecurring research or prototype projects. Contract research revenues for the 1997 Period were $757,595 compared to $2,659,887 for the 1996 Period. At September 30, 1997, the Company had a research backlog of approximately $313,000 in anticipated future revenues from its existing contracts, as compared with a backlog of approximately $1,650,000 at June 30, 1996. The decreased contract revenue for the 1997 Period resulted primarily from the Company's focus on only performing research related to its core business operations that can be commercialized in a relatively short time period. The majority of contract research revenue in both periods resulted from the Company's DFE technology development related to the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the second quarter of 1995. The NIST contract is intended to provide matching grants to facilitate further research and development on the Company's DFE technology. The decrease in the contract research backlog results from spending on the NIST contract. The Company's ability to perform the research on its backlog should not require significant addition of personnel.

     For the 1997 Period, the Company's cost of sales were $3,591,243 or a negative gross margin of 19%, as compared with $4,690,199 or a negative gross margin of 10%, for the 1996 Period. The increased negative margin in the 1997 Period resulted from lower DTO revenues during the period which resulted in lower absorption of its fixed costs. The negative margins are the result of the low utilization of the DTO facility which has relatively high fixed costs associated with the operation of its clean rooms. DTO had a negative gross margin of 110 % during the 1997 Period. The Company's selling, general and administrative expenses were $2,743,248 for the 1997 Period, compared with $5,973,221 for the 1996 Period. The expense decrease resulted primarily from the Company's May 1996 reorganization which resulted in a significant reduction of the Company's overhead expenses. The 1996 Period also included a higher level of fund raising activity as well as $450,000 of contract settlements with underwriters during that time. Company sponsored research and development expenses for the 1997 Period were $430,693 as compared to $4,676,470 for the 1996 Period. This reduction in research expense is the result of the Company's decision to focus on commercialization of its existing products and to discontinue all research that is not at least partially funded and is not directly related to the Company's strategic business objectives. The Company expects to continue to incur expense in 1997 and 1998 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures are dependent upon the amount of funding obtained from outside sources to support the research activities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (CONTINUED)

     During the quarter ended June 30, 1997 as part of its ongoing efforts to reduce expenditures and streamline operations, the Company adopted a reorganization plan. As part of this plan the Company decided to close its Plasmatron subsidiary and combine its remaining operations into one facility in Austin. As a result of this, the Company has recorded a loss on disposal of assets of $622,248. This reorganization had no impact on the Company's cash position. The loss on disposal of assets in the 1996 Period is the result of the discontinuance of operations of the Company's SIDT Coatings subsidiary during that period.

                               FINANCIAL CONDITION

     At September 30, 1997, the Company had cash and cash equivalents in the amount of $240,860 as compared with cash and cash equivalents of $53,516 at December 31, 1996. This increase in cash is a result of the Company's successful Regulation D stock offering and Regulation S Debenture offering in March 1997 and its successful regulation D stock offering in June 1997, less costs incurred in the period. As discussed in greater detail below, subsequent to September 30, 1997 the Company completed an additional Regulation D offering in October 1997 to provide it with the capital to continue development of its technologies.

     In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. The Debentures bear interest at a rate of 8%. The entire unpaid principal and accumulated interest on the Debentures shall be due and payable on the second anniversary of the date on which the Debentures were issued. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture, however the lender defaulted on its obligation to fund the second debenture. As a result of this default the Company and the lender have renegotiated the terms of the first debenture to place restrictions on the lender's ability to convert the debenture to common stock.

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

     From June 1997 through August, 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company issued 1,700 shares of its Series G Preferred Stock ("Series G Preferred"). The offering provided gross proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. The registration statement covering shares of the Company's Common Stock into which the Series G Preferred is convertible will be filed in November 1997.

     In September 1997 the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd., (DPN) an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired Preferred Stock convertible into a 5% ownership interest in the Company's FEPET subsidiary and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. This payment was allocated $100,000 to Capital Stock and $400,000 to licensing rights and products which FEPET is required to provide under the agreement. Of the portion of the proceeds allocated to licensing rights and products, $360,000 was recorded as revenue and $40,000 was deferred based on the amount of development work remaining.

     In October 1997, through an exempt offering under Regulation D of the Securities Act of 1933 the Company received subscriptions for at total of $3,500,000 of the Company's Common Stock. These funds will be received over a seven month period as described in the remainder of this paragraph. In October 1997, the Company issued 1,414,667 shares of its Common Stock and received gross proceeds of $500,000 less expenses of $14,500. In November 1997, the Company will issue 1,577,884 shares of its Common Stock and receive gross proceeds of $500,000 less expenses of $14,500. The

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Company will receive additional gross proceeds of $500,000, less expenses of $14,500, each month from December 1997 through April 1998. The number of shares to be issued in exchange for these proceeds is dependent upon the market price of the Company's Common Stock at the time. The registration statement covering a portion of these shares of the Company's Common Stock was declared effective October 28, 1997. A registration statement covering the remainder of the shares will be filed in November 1997.

     In the nine months ended September 1997, the Company received a total of $ 100,000 in proceeds from the exercise of warrants. These warrants were issued in connection with the Company's October 1996 debt financing.

     Cash used in operating activities was $3,234,615 for the 1997 Period compared to $10,503,960 for the 1996 Period. The decrease in the requirement of cash flows was primarily the result of a generally lower level of company sponsored research and development, sales and marketing, and administrative expenses during the 1997 Period.

     Cash provided by investing activities during the 1997 Period was $228,201 as compared with cash used in investing activities of $50,215 for the 1996 Period. The cash provided in the 1997 Period resulted from the sale of excess equipment. The cash used in the 1996 Period resulted primarily from the purchase of equipment. The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of Common Stock or debt instruments. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised. When the Company needs additional funds, the Company may seek to sell additional debt or equity securities, secure joint venture partnerships, or sell certain technology rights. The Company may seek to increase its liquidity through bank borrowings or other financing. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional financing in the future.

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

                                     OUTLOOK

         It is anticipated that losses will continue throughout 1997 and into 1998 as the Company continues to fund the development of its DFE technology and its electronic billboard. Increased commercial revenues are anticipated in the Company's DTO and EBT subsidiaries; however, they may not be sufficient to offset the planned research and development efforts and selling, general and administrative expenses. Sales from the DFE products or the electronic billboard are not anticipated in 1997. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company. Should the Company be unable to obtain acceptable additional debt or equity financings, management intends to eliminate or reduce the level of internally funded research and development and to reduce the level of administrative expense. Management believes that capital raised to date, including commitments received for future funding, will enable it to maintain its operations at the existing level for approximately seven months after the date of this filing. The Company is, however, planning for increased revenues both from existing products and products currently in the development stage during this period, as well as developing other

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               OUTLOOK (CONTINUED)

     sources of funding. If these plans are successful, the Company anticipates that the capital raised to date will allow it to maintain its operations until the Company is self sustaining. There is no assurance that these plans will be successful. If such plans are only partially successful, the seven month period would be extended, however the capital raised to date may not be sufficient to allow the Company to maintain operations until the Company is self sustaining. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development and associated overhead costs, or obtain funds through arrangements with other entities. No assurance can be given that there will be no change that would cause available resources to be consumed before such time or that other sources of funding will be available. Such results could materially and adversely affect the Company.

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

     (b) Reports on Form 8-K:

         (1)   Current Report on Form 8-K (Item 5) dated as of July 25, 1997

         (2)   Current Report on Form 8-K (Item 5) dated as of August 7, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SI DIAMOND TECHNOLOGY, INC.
                                           (Registrant)

Date:    November 14, 1997                 /s/ Marc W. Eller
                                           ------------------------------------
                                           Marc W. Eller
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    November 14, 1997                 /s/ Douglas P. Baker
                                           -------------------------------------
                                           Douglas P. Baker
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS

The following documents are filed as part of this Report:


   Exhibit
   -------

     11         Computation of (Loss) Per Common Share

     13         Forward-Looking Statements and Important Factors Affecting
                Future Results (pages ii - vi of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1996, incorporated by reference into the Quarterly Report on Form
                10-QSB for the fiscal quarter ended September 30, 1997).

     27         Financial Data Schedule