Form 10KSB40
period 1997-12-31
SI DIAMOND TECHNOLOGY INC
filed 1998-03-30
CIK 891417

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997; or

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

       Common Stock, $0.001 par value              OTC Bulletin Board

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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

      State issuer's revenues for its most recent fiscal year: $ 3,568,164

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ/OTC Bulletin Board on March 17, 1998, was approximately $5,930,453. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 17, 1998, the registrant had 26,873,333 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).

                                 Yes    No X
                                    ---   ---

================================================================================

                                TABLE OF CONTENTS

PART I   ....................................................................................................Page 1
         Item 1.  Business...................................................................................Page 1
         Item 2.  Properties.................................................................................Page 9
         Item 3.  Legal Proceedings..........................................................................Page 9
         Item 4.  Submission of Matters to a Vote of Security Holders........................................Page 9

PART II  ...................................................................................................Page 10
         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .....................Page 10
         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................Page 11
         Item 7.  Financial Statements......................................................................Page 18
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................Page 47

PART III ...................................................................................................Page 48

         Item 9.  Directors, Executive Officers, Promoters, Control Persons; Compliance with Section
                  16(a) of the Exchange Act.................................................................Page 48
         Item 10. Executive Compensation....................................................................Page 49
         Item 11. Security Ownership of Certain Beneficial Owners and Management............................Page 55
         Item 12. Certain Relationships and Related Transactions............................................Page 58
         Item 13. Exhibits and Reports on Form 8-K..........................................................Page 58








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

HISTORY OF OPERATING LOSSES

         For the year ended December 31, 1997, the Company suffered a net loss of $6,320,901. For the years ended December 31, 1992, 1993, 1994, 1995 and 1996, the Company suffered net losses of $1,630,978, $7,527,677, $7,255,420,
$14,389,856 and $13,709,006, respectively. The Company expects to continue to incur additional operating losses for an extended period of time as it continues to develop products for commercialization, although it expects the magnitude of those losses to decrease. There can be no assurance that the Company will be profitable in the future. Coopers & Lybrand L.L.P., independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Report of Independent Accountants." The Company's operations to date have been primarily financed by the proceeds from the sale of equity securities of the Company and from revenues generated from research and development conducted for third parties; although since the second quarter of 1994, revenues from commercial services and product sales have exceeded those earned through such research and development ("R&D") activities. In order to continue its transition from a contract research and development organization into a Company with viable operations, the Company anticipates substantial product development expenditures for the foreseeable future.




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

         The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. However, existing resources at current spending levels are only available to allow the Company to survive on a day to day basis. The Company's plan is primarily dependent on raising funds through strategic partners and debt offerings as well as raising revenues. The major component of the plan is to seek a strategic partner to inject significant capital into the Company's Diamond Tech One, Inc. ("DTO") subsidiary. In September 1997, the Company retained an investment banker to assist in that process and substantive discussions have been held with several interested parties. It is likely that the result of this process will require the Company to give up majority control and may result in a complete sale of the subsidiary. It is anticipated that the proceeds to the Company from this transaction would allow the Company to stabilize its financial condition by allowing it to pay down debt and provide cash to fund future operations. Furthermore, completion of such a transaction would allow the Company to substantially decrease the cost of its remaining operations by allowing it to reduce costs in numerous areas including facility, selling, general, and administrative costs. This reduction in costs would mean that the Company would require significantly reduced amounts of capital to fund its ongoing operations. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until such a transaction can be completed.

         In addition, the Company is seeking additional strategic partners to invest in both its Electronic Billboard Technology, Inc. ("EBT"), and Field Emission Picture Element Technology, Inc. ("FEPET") subsidiaries to allow these subsidiaries to continue development of commercial products. It is anticipated that any such strategic partners would receive a minority interest in the subsidiaries of not more than 20% as a result of their investment. It is anticipated that the Company would retain a majority interest of at least 80% in each of these subsidiaries. It is the Company's plan that these investments would allow each of these subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better.

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. The Company's plan is primarily dependent on increasing revenues and raising additional funds through strategic partners and additional debt offerings. If adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect the Company.




                                    Page iii

DEPENDENCE ON PRINCIPAL PRODUCTS

         The Company's DFE technology is an emerging technology. The financial condition and prospects of the Company are dependent upon market acceptance and sales of the Company's DFE products and its Electronic Billboard and related electronic display products. Additional R&D needs to be conducted with respect to the DFE products and the Electronic Billboard before marketing and sales efforts can be commenced. Market acceptance of the Company's products will be dependent upon the perception within the electronics and instrumentation industries of the quality, reliability, performance, efficiency, breadth of application and cost-effectiveness of the products. There can be no assurance that the Company will be able to gain commercial market acceptance for its products or develop other products for commercial use.

COMPETITION; POSSIBLE TECHNOLOGICAL OBSOLESCENCE

         The display and semiconductor industries are highly competitive and are characterized by rapid technological change. The Company's existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for the Company's products. There can be no assurance that such products, processes or technologies will not render the Company's proposed products obsolete or less competitive. Most of the Company's competitors have greater financial, managerial distribution and technical resources than the Company. The Company will be required to devote substantial financial resources and effort to further R&D. There can be no assurance that the Company will successfully differentiate its products from its competitors' products or that the Company will be able to adapt to evolving markets and technologies, develop new products or achieve and maintain technological advantages.

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




                                    Page iv

LIMITED MANUFACTURING CAPACITY AND EXPERIENCE

         The Company has no established commercial manufacturing facilities in the areas in which it is conducting its principal research. Its existing manufacturing, while related, would not directly support manufacturing of the proposed new products. The management team has commercial manufacturing and marketing experience; however, the Company will be required to either employ additional qualified personnel to establish manufacturing facilities or enter into appropriate manufacturing agreements with others. There is no assurance that the Company will be successful in attracting experienced personnel or financing the cost of establishing commercial manufacturing facilities, if required, or be capable of producing a high quality product in quantity for sale at competitive prices.

MARKETING AND SALES UNCERTAINTIES

         There can be no assurance that the DFE related products or the Electronic Billboard and related electronic display products will be successfully developed or that such products will be commercially successful. The Company intends to establish and develop a sales organization to promote, market, and sell its products. This will require significant additional expenditures, management resources and training time. There can be no assurance that the Company will be able to establish such a sales organization.

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

DEPENDENCE UPON GOVERNMENT CONTRACTS

         A significant portion of the Company's revenues have been derived from contracts with agencies of the United States government. In the years ended December 31, 1992, 1993, 1994, 1995, 1996, and 1997, such contracts accounted for approximately $930,000, $1,147,000, $820,000, $1,009,000, $2,869,000, and
$854,000, respectively, or approximately 99%, 89%, 41%, 33%, 50%, and 24% of the Company's total revenues for each of those periods. The Company's contracts involving the United States government are or may be subject to various risks, including unilateral termination for the convenience of the government, reduction or modification in the event of changes in the government's requirements or budgetary constraints, increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts, risks of potential disclosure of the Company's confidential information to third parties, the failure or inability of the prime contractor to perform its prime contract in circumstances where the Company is a subcontractor, the failure of the government to exercise options provided for in the contracts and the exercise of "march-in" rights by the government. March-in rights refer to the right of the government or government agency to exercise a non-exclusive, royalty-free, irrevocable, worldwide license to any technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The programs in which the Company participates may extend for several years but are normally funded on an annual basis. There can be no assurance that the government will continue its commitment to programs to which the Company's development projects are applicable or that the Company can compete successfully to obtain funding available pursuant to such programs. The Company currently has no significant commitment for any government funding beyond December 31, 1997 and intends to seek only government funding that directly relates to projects associated with achievement of its strategic objectives. To the extent that the Company is unable to obtain funding from alternate sources, this will adversely affect the Company's ability to continue to perform research and development on its existing and proposed products.




                                     Page v

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

ITEM 1.  BUSINESS.

                             DESCRIPTION OF BUSINESS

GENERAL

         SI Diamond Technology, Inc., a Texas corporation (the "Company"), is engaged in the development of products and services based principally on novel applications of thin films and microelectronic fabrication and assembly. The Company believes that microelectronic and other applications of diamond thin film technology will play an important role in the electronics industry. The Company's research is focused on identifying key applications of such technology. Based on this research, the Company provides microelectronic fabrication and assembly services and is currently engaged in the development of products based on Diamond Field Emission ("DFE") technology and the development of an electronic billboard and related electronic display products based on existing technology. Electronic billboards and related electronic display products would provide a market for the Company's Diamond Field Emission Lamp ("DFEL") product when completed. Management believes that the Company's greatest growth opportunity lies in DFE products and the development of an electronic billboard and related electronic display products. Consequently, each of the Company's operations comprises a product, technology or service useful in the development and production of such items.

         The Company was incorporated in Texas in 1987. The Company's directly and indirectly owned subsidiaries are as follows: Northlight Displays, Inc., a Delaware corporation ("Northlight"); Diamond Tech One, Inc., a Delaware corporation ("DTO"); SIDT Coatings, Inc., a Delaware corporation ("Coatings"); Plasmatron Coatings and Systems, Inc., a Pennsylvania corporation ("Plasmatron"); Electronic Billboard Technology, Inc., a Delaware corporation ("EBT"); Field Emission Picture Element Technology, Inc., a Delaware corporation ("FEPET"); and SDI Acquisition Corp., a Texas corporation. FEPET and EBT were incorporated in January 1997 to focus on commercialization of specific aspects of the Company's Research and Development. The "Company" and "SI Diamond", as used herein, refer to SI Diamond Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

         SI Diamond's business includes: the development and commercialization of electronic billboards and related electronic display products; the development and commercialization of DFE products; and microelectronics fabrication and assembly services. Additionally, the Company conducts contract research and development principally under United States governmental agencies' sponsorship. The business efforts of the Company have arisen out of the Company's interest in thin film materials, notably thin film diamond and diamond-like carbon ("DLC"); these interests have led the Company into microelectronics-related processes, thin film based DFE products, and electronic billboards and related electronic display products.

         SI Diamond conducts its operations through its subsidiaries and through its research division. DTO concentrates on back-end semiconductor wafer processing and multi-chip module fabrication and assembly services. EBT is engaged in the development of an electronic billboard and related electronic display products such as outdoor display devices for use in the fast food or other industries. FEPET is conducting research and developing the DFEL. Plasmatron, Northlight, and Coatings are currently inactive.

         Where appropriate, the Company enters into collaborations with third parties. In 1993, the Company established a broad-based collaboration with Microelectronics and Computer Technology Corporation ("MCC") to jointly develop products based on MCC's and the Company's flat panel display and cold cathode technologies. The MCC collaboration was amended in January 1995 to provide that the Company would be the exclusive licensee of the technology and the sole sublicensing agent. This agreement was further amended in 1997 whereby MCC directly assigned 62 patents specifically related to the Company's DFE technology to the Company. In February 1995, the Company entered into a teaming agreement concerning flat panel displays and cold cathodes with DiaGasCrown, Inc. ("DGC"), a Russian joint stock company owned by Gazcomplektimpex, a subsidiary of Gazprom, the Russian natural gas conglomerate, and several Russian research institutes. All work related to this teaming agreement was suspended in 1996.

         The DFE related products will require significant additional development, engineering, testing and investment prior to commercialization. There can be no assurance that the DFE products will be successfully developed, produced in commercial quantities on a cost-effective basis or successfully-marketed. The electronic billboard and related electronic display products, while much further along than the DFE products, will also require additional development, engineering, testing and investment prior to commercialization. There can be no assurance that the electronic display products will be successfully produced in commercial quantities on a cost-effective basis or successfully-marketed.

         During 1997 and 1996, the Company incurred $605,105 and $6,185,943, respectively, in research and development expenses. The Company expects to incur substantial expenses for research and development, product testing, product marketing and administrative overhead. Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years.

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

         The Company's Billboard is based on a proprietary version of a mature existing technology. The base technology is widely used in a variety of applications and is readily available from many component suppliers. This product offers many advantages over existing technologies used in the outdoor advertising industry. These include full video capability, full color, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing technologies and high reliability. The Company has built a proof of concept which clearly demonstrates high contrast, sunlight readability, and video range speeds. The Company is currently in the process of constructing a prototype under a contract with a leading billboard company. EBT would also provide a market for the Company's DFEL, if successfully developed.

         In connection with its development work on the electronic billboard, EBT also developed a smaller version for use in the fast food industry. These units, primarily in 10.4" to 17" size, are readable outdoors in direct sunlight and intended for use in the drive through process. The Company has signed a contract with a distributor to the fast food industry and supplied units to be installed on a test basis at three locations of a major fast food customer of the distributor. The results of these preliminary tests have been favorable and the distributor's customers have ordered an additional 60 units for testing. EBT will receive a royalty on all units sold by the distributor and the distributor has agreed to purchase 1,500 units during the next twelve months or forfeit its exclusive rights to this product for the fast food industry.

         The Company is currently in the process of seeking a strategic partner to aid in the development, funding, commercialization, and marketing of the electronic billboard and related electronic display products.

         FIELD EMISSION PICTURE ELEMENT TECHNOLOGY, INC. FEPET is developing the Company's proprietary DFE technology for use in a Diamond Field Emission Lamp ("DFEL"). The DFEL is a unique, high brightness, multi-color light source intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays. The DFEL is a pixel, which is the basic unit or picture element that makes up the image displayed on a video screen. The DFE technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. This technology when fully developed would be a natural step in the improvement progression in the Company's electronic billboard and other related electronic products.


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

         During 1997, DTO successfully completed its transition from primarily a research facility to a facility engaged in ongoing repetitive manufacturing. DTO achieved ISO 9001 certification during 1997 and customer demand now far exceeds available capacity. Future growth at DTO is dependent upon new capital investment in the form of facility upgrades and additional equipment. In order to achieve this, the Company is seeking a strategic partner to inject the necessary capital to enable DTO to capitalize on the significant growth prospects currently available. It is likely that any such strategic partnership will result in the Company giving up majority control of DTO and may result in an outright sale of DTO.

         PLASMATRON COATINGS AND SYSTEMS, INC. Plasmatron manufactured and sold high vacuum process systems for coatings used in the microelectronics industry. Plasmatron's products were typically custom designed, fabricated in-house and then installed at the customer's facility. During 1997, the Company made the decision to dispose of its Plasmatron subsidiary. At the time, Plasmatron was marginally profitable and was providing slightly positive cash flow to the Company, however its near term outlook was one of negative cash flow. The remote location and nature of the business required an inordinately high amount of management attention relative to more promising areas of the business. Given the size of the Company and the litigation described in Item 3, no purchaser for the business as an ongoing entity could be found and the Company was liquidated in an orderly manner.

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

         During the period from inception in 1987 to the date of this report, the Company has received total third party funding commitments in excess of $10 million, including $1,882,000 in Small Business Innovation Research ("SBIR") Phase I grants, $4,723,000 in SBIR Phase 2 or similar grants, and $3,500,000 which is the Company's share of the U.S. Department of Commerce's $7 million Advanced Technology Development Program ("ATP") award administered by the National Institute of Standards and Technology ("NIST"). The ATP was obtained by the American Diamond Display Venture ("ADDVent"), a joint venture between the Company and another electronics manufacturer interested in the development of the DFED. Virtually all work done under the project is either performed by or managed by the Company. The project began in June 1995 and is scheduled to last until May 1998 although the Company has spent virtually all funds available under this grant as of December 31, 1997.

         As of December 31, 1997, the Company has virtually no backlog of existing research contracts and is not currently in the process of seeking any additional contracts. In the future, the Company only intends to seek funding for research that is specifically related to the strategic objectives that the Company is pursuing. All ongoing research and development activities are currently performed by one of the Company's subsidiaries.

BUSINESS DEVELOPMENT STRATEGIES

         OVERALL. The Company is today primarily a technology driven company. The Company currently plans to expand its manufacturing capabilities through manufacturing partnerships or joint ventures. The Company may also license its technology to others to fund further development projects with the royalties received from such licenses.

         ELECTRONIC BILLBOARDS. After completion of its first billboard at a test site in connection with its existing contract with a leading billboard company, EBT plans to attack the market in phases. The target market for the first phase will be premium billboard sites - those sites that generate monthly advertising revenues of approximately $25,000 or more. It is estimated that there are approximately 700 of these sites in the United States and another 1,500 outside of the United States. It is estimated that EBT could begin supplying billboards to meet the initial demand for these sites within 6 months of installing its test sign under its existing contract and obtaining a strategic partner to fund ongoing development and commercialization. Once demand in the premium market has been met and increased manufacturing volumes have lowered the unit manufacturing costs, EBT will target the remaining billboard market. As the Company's FEPET subsidiary continues to develop its DFEL, EBT expects to integrate the DFEL as a component of its electronic billboard because of the advantages that it is expected to provide related to cost and quality. EBT expects its electronic billboard product to be successful regardless of the timing of the availability of the DFEL provided by FEPET.

         OTHER ELECTRONIC DISPLAY PRODUCTS. The primary product in this category is the outdoor display developed for use in the fast food industry. This product is in the final stages of testing and is expected to begin generating ongoing royalties within the next three months. The Company is currently evaluating this product for use in other markets and has hired a marketing manager to develop these opportunities.

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

         MICROELECTRONICS PACKAGING AND BACK-END WAFER PROCESSING. Prior to 1996, DTO primarily provided services related to prototype or development projects. In mid 1996, DTO began pursuing a new strategy of soliciting orders that involve ongoing repetitive manufacturing of small volume orders. In 1997, DTO completed its transition to ongoing repetitive manufacturing. It achieved ISO 9001 certification during the year and customer demand now far exceeds available capacity. The Company is currently seeking a strategic partner to enable DTO to capitalize on the significant growth opportunities available to it.

         COATING SYSTEMS. The Company shut down Plasmatron during 1997 and is no longer involved in the manufacture or sale of coating systems.

         RESEARCH DIVISION. The Company is attempting to reduce its reliance on government contract revenues. It currently only applies for grants that relate directly to its existing business strategy and would involve expenditures that the Company would plan to make in pursuit of its objectives, regardless of the existence of a government contract. The only major government contract currently in process is the ATP contract described above. Under the terms of the ATP contract, the Company is reimbursed for 49% of qualifying expenditures. The ATP Contract expires at the end of May 1998, however the Company has spent virtually all funds available to it under the contract as of December 31, 1997. The Company has no other government contract revenues available to it at the present time.

COMPETITION

         ELECTRONIC BILLBOARDS. The Company believes that the proprietary version of the technology that the Company is planning to develop is superior to existing technology when combining the issues of brightness, cost, and image quality required for electronic billboards. Competing technologies include Light Emitting Devices ("LED") which have a grainy picture and do not allow certain colors to be viewed in direct sunlight, incandescent bulbs that are high maintenance and result in poor graphics, electromechanical systems that have poor image qualities, and Vacuum Fluorescent Displays (`VFD") which are used currently in large stadium displays, but are not considered cost effective for this application at the present time.

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

LEDs have long lifetimes and low operating costs. However, they are high priced initially and produce a grainy picture which can't be viewed in direct sunlight. VFDs offer excellent picture quality and color, but they are extremely expensive to install and operate. Electromechanical displays have poor image quality and limited colors. Incandescent bulbs have high maintenance costs and poor graphics. Liquid Crystal Displays ("LCD") are attractive because they have a long lifetime and an existing manufacturing base. It is expected however that the DFEL will provide wider viewing angles, a wider range of operating temperatures and higher brightness.

There are also other companies attempting to develop non-diamond based field emission display technologies. It is the Company's opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the DFE technology. In addition, these companies are attempting to develop these technologies for use in computer screens rather than large display applications.

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

         RESEARCH DIVISION. The greatest portion of the Company's business in the Research Division is obtained by competitive bidding, while some is sole source negotiation. The Company competes with major U.S. corporations from time to time; however, some of the competition comes from corporations which are similar in size to the Company. Technical capability, reputation, price, ability to meet delivery schedules and reliability are the principal competitive factors. The Company is not actively seeking research contracts at the present time and does not anticipate doing so in the near future unless a contract is available specifically relating to areas of research that the Company is already pursuing as a result of its strategic objectives.

TECHNOLOGY AGREEMENTS

         MCC. The Company currently has three technology agreements with MCC. In 1993, the Company agreed to cross-license DFED-related technologies with MCC (the "Cross-License"). The Cross-License was amended in 1995 to provide that the Company is the exclusive licensee of the DFED-technology and the sole agent for sublicensing the technology. The agreement was further amended in 1997 to directly transfer 62 patents to the Company. MCC also has the right to bring bonafide sublicensing candidates to the Company. Additionally, the Company will owe MCC a royalty equal to 2% of sales of DFED-related products to third parties. The Company can offset one half of the costs of maintaining these patents against any royalty payments due under the agreement.

         In April 1995, the Company obtained from MCC worldwide non-exclusive licenses of back-end wafer processing and related technologies, including packaging, interconnect and rapid prototyping technologies. The Company will owe MCC a royalty ranging from .9% to 3% of sales to third parties, depending on the product sold, up to a maximum cumulative royalty of $2,000,000. Additionally, the Company is required to have paid a cumulative minimum royalty of $500,000 on or before December 31, 1997 and $1,000,000 on or before December 31, 2000. The Company also has the right to offset the costs of maintaining these patents against the minimum royalties due. As of December 31, 1997, the Company has paid $145,000 in royalties and costs of maintaining the patents and accrued $355,000 as additional amounts due under the minimum royalty agreement. MCC and the Company have agreed to renegotiate the terms of this agreement, including deferral of the payment due. No new agreement has been reached at this time.

         DIAGASCROWN. In February 1995, the Company entered into a series of agreements with DGC. Under the DGC agreements, the Company exchanged 600,150 shares of its common stock, 90,000 shares of Series C preferred stock which were converted into 900,000 shares of common stock, and warrants to purchase an additional 75,000 shares of Series C preferred stock for cash of $5 million and technology licenses. Additionally, the Company and DGC agreed to collaborate on the further development of DFED-related technology. The Company will be able to use the Russian technology on a royalty-free basis. All technology developed under the DGC collaboration will be owned jointly by the Company and DGC, although DGC has agreed to assign its interest to the Company. Consequently, the Company will have the sole authority to sublicense the technology obtained under the collaboration, should it elect to do so. (See Note 11 to the Consolidated Financial Statements). The Company has committed to perform $2.5 million in research and development in Russia through February 1997. According to its internal records, the Company has spent approximately $2,000,000 on this research through December 31, 1997. Further spending in Russia has been halted since 1996, pending agreement as to the nature and amount of services to be performed in Russia for the remaining balance to be spent under the original agreement. This research can be in the form of travel and service performed by the Company's employees or representatives in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays.

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

         The Company owns twenty eight issued patents, three allowed patents, and has forty nine patent applications pending in the United States. The Company also has several patent applications in process. In addition, the Company is exclusively licensed by MCC under six issued patents, five allowed applications and twenty pending applications, all in the United States. The patents, allowances and applications relate to the DFED, coatings services and systems and other technologies. The Company has non-exclusive licenses from MCC under 144 patents and allowances and six pending applications in the United States, all of which relate to DTO's operations. In addition, there are foreign counterparts to certain United States patents and applications.

         The patenting of technology-related products and processes involves uncertain and complex legal and factual questions and, to date, no consistent policy has emerged regarding the breadth of claims of such technology patents. Therefore, there is no assurance that the Company's and MCC's pending United States and foreign applications will issue, or what scope of protection any issued patents will provide, or whether any such patents ultimately will be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. Interference proceedings, to determine priority of invention, also could arise in any of the Company's or MCC's pending patent applications. The costs of such proceedings would be significant and an unfavorable outcome could result in the loss of rights to the invention at issue in the proceedings. If the Company or MCC fails to obtain patents for its technology and is required to rely on unpatented proprietary technology, no assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and techniques or otherwise gain access to the Company's proprietary technology.

         Competitors have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with or otherwise related to, those of the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but they may limit the Company's ability to market its products. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against the Company for patent infringement, a challenge in the suit by the Company to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to the Company would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of the Company's interest in the affected products. Should the Company elect to manufacture or market these products without a license or a favorable determination as to the invalidity of these patents, damages could result which could be materially adverse to the Company.. Further, failure to obtain a license could result in an injunction prohibiting the Company from manufacturing or selling the affected lines of products.

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

         A portion of the Company's revenues consist of earnings under U.S. government contracts. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. The Company is, and in the future expects to be, audited by the government. The Company's ATP program is required to be audited in accordance with NIST standards. The Company expects the results of this audit to have no material impact on the Company.

EMPLOYEES

         As of March 17, 1998, the Company had 58 full-time employees, including three executive officers. Within the next twelve months, the Company expects to hire additional employees, if business conditions or funded research needs support the need for additional employees. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.


                               EXECUTIVE OFFICERS

         The names of executive officers of the Company and certain information with respect to each of them are set forth below.

            Name                    Age      Position
            ----------------------------------------------------------------------------
            Marc W. Eller           42       Chairman  and Chief Executive Officer

            Zvi Yaniv               49       President and Chief Operating Officer

            Douglas P. Baker        41       Vice President and Chief Financial Officer

            Trey Fecteau            45       Senior Vice President and Secretary
            ----------------------------------------------------------------------------

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

         Douglas P. Baker has been Vice President and Chief Financial Officer since June 17, 1996. Mr. Baker is a C.P.A and has both a B.B.A and a M.B.A. Immediately prior to joining SI Diamond Technology, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. since 1991. Mr. Baker also has experience in public accounting and as CFO of a privately held company.

         Trey Fecteau became Senior Vice President and Secretary of the Company on July 29, 1996. Prior to that he had been Director of Corporate Communications of the Company since January 1996. Previously, he was a consultant, an institutional securities broker for nine years, and an institutional investment adviser specializing in financial institutions and pension funds. Mr. Fecteau resigned from the Company effective January 16, 1998.

ITEM 2.  PROPERTIES

         The Company currently occupies a portion of the space leased by its DTO subsidiary in a facility in Austin, Texas. DTO leases a 28,000 square foot fabrication and clean room facility in Austin for a monthly rental of approximately $25,000. (See Note 11 to the Consolidated Financial Statements). The Company believes that this facility will be adequate for its anticipated research and manufacturing activities until additional products or alternative applications are developed. If and when such additional products or alternative applications are developed, the Company may be required to establish additional manufacturing facilities or enter into manufacturing agreements with others.

ITEM 3.  LEGAL PROCEEDINGS

         On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time. At this time the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intend to continue to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $0.001 par value was traded on the Boston and Pacific Stock Exchanges under the symbol "SDI", and was also traded via the National Association of Securities Dealers Automated Quotation (NASDAQ) system in the Small Cap Market under the symbol "SIDT". The Company was delisted by both exchanges and the NASDAQ Small Cap Market in 1998 for failure to comply with continued listing requirements. The Company's common stock now trades via the NASDAQ OTC Bulletin Board. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the NASDAQ system. These NASDAQ quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                   HIGH             LOW
1996
                  First Quarter.................................................  $8.18            $6.38
                  Second Quarter................................................  $7.62            $3.69
                  Third Quarter.................................................  $3.88            $1.25
                  Fourth Quarter................................................  $2.88            $1.12

1997              First Quarter.................................................  $2.38            $1.00
                  Second Quarter................................................  $1.12            $0.47
                  Third Quarter.................................................  $0.50            $0.34
                  Fourth Quarter................................................  $0.72            $0.28
1998
                  First Quarter (through March 17, 1998)........................  $0.50            $0.14

         On March 17, 1998, the closing sale price for the common stock as reported on the NASDAQ system was $0.23. As of March 17, 1998, there were approximately 301 record holders of common stock.

         The Company has never paid cash dividends on its common stock, nor does it have any plans to pay dividends. Its board of directors currently intend to invest future earnings, if any, to finance expansion of its business. Any payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements, and other factors deemed relevant by its board of directors. Therefore, it is unlikely that any dividends on the common stock will be paid in the foreseeable future.

         Information required in this Item 5 of the Company's Annual Report on Form 10-KSB concerning information as to all equity securities issued by the Company during fiscal year 1997 that were not registered under the Securities Act of 1933 is contained in Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, and in Note 7 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should assist in an understanding of the Company's financial position and results of operations for the years ended December 31, 1997 and 1996. The Notes to the Consolidated Financial Statements of the Company included elsewhere herein contain detailed information that should be referred to in conjunction with this discussion.

                                    OVERVIEW

         Throughout 1997 and 1996, the Company continued its efforts to move from a contract research and development organization toward commercial viability. Commercial revenues have largely resulted from the production and sale of coating systems at Plasmatron and the manufacture and assembly of high density electronics at DTO. The Company implemented a company wide reorganization in May 1996 which resulted in a work force reduction of about 45%. In connection with this reorganization, the Company closed its commercial coating operation and that subsidiary, SIDT Coatings, Inc., is now inactive. The Company also relocated its corporate headquarters to Austin to consolidate its operations geographically. The Company continued its expenditures and efforts in 1997 and 1996 for the development of its DFE technology. Overall R&D expenditures declined in both 1997 and 1996 as the Company focused its research on those areas with the highest probability of yielding commercially viable products in the near future. This research was concentrated in the Company's FEPET and EBT subsidiaries. Company sponsored research and development expenses in these areas should continue (See Note 1 to the Consolidated Financial Statements). During 1997, the Company made the decision to dispose of its Plasmatron subsidiary and liquidated the subsidiary in an orderly manner. In 1997, DTO completed its transition from primarily a research oriented facility to an ongoing repetitive manufacturing facility.

                              RESULTS OF OPERATIONS

         1997 Compared to 1996. The Company earned $3,568,164 in revenues during 1997, as compared with $5,772,620 during 1996. Commercial sales were $2,714,086 for 1997 compared to $2,903,835 for 1996. The majority of the Company's commercial revenues were from the manufacture and assembly of high density electronic products by DTO and from the production of equipment under contracts through the Company's subsidiary, Plasmatron. DTO's revenues are recognized when the product is shipped or services completed and totaled approximately $1,390,000 and $1,488,000 in 1997 and 1996, respectively. DTO's commercial backlog was approximately $344,000 and $360,000 at December 31, 1997 and 1996, respectively. Plasmatron was shut down during 1997. When it was in operation, its revenues were being recognized on a percentage of completion basis and totaled approximately $850,000 and $1,400,000 in 1997 and 1996, respectively. Plasmatron had no commercial backlog at December 31, 1997 and a backlog of approximately $289,000 at December 31, 1996. The Company's FEPET subsidiary generated approximately $416,000 in commercial revenue in 1997, primarily as the result of revenue related to future licensing granted in connection with a joint venture agreement. The Company's EBT subsidiary had commercial revenues of approximately $58,000 in 1997 as the result of the sale of certain developmental products. Neither EBT or FEPET had any commercial backlog at December 31, 1997. Contract research revenues for 1997 were $854,078 compared to $2,868,785 for 1996. At December 31, 1996, the Company had no research backlog of anticipated future revenues from existing contracts, as compared with a backlog of $1,050,000 at December 31, 1996. The reduced backlog amount resulted from spending in 1997 under the $3,500,000 National Institute of Science and Technology ("NIST") contract. The reduced contract research revenue resulted from the completion of all other grants except for the NIST grant in 1996, thus eliminating those grants as a revenue source. In addition, the Company's revenue under the NIST grant declined in 1997 as the Company spent the remaining amount available to it during the year. The Company has not applied for any additional research grants, and expects contract research revenues to decline further in 1998 as the focus shifts to commercialization of the Company's products. The Company may seek additional research grants in 1998 if such grants are directly related to projects that the Company is already working on in conjunction with its strategic objectives.

         For 1997, the Company's costs of sales were $4,388,747, resulting in a negative margin of 23% as compared with $5,317,186 and a positive margin of 8% during 1996. This decrease in margin resulted primarily from the decrease in revenues in 1997. Given the relatively high level of fixed costs associated with the operation of the Company's subsidiaries, the Company was not able to reduce the fixed costs included in its cost of sales in conjunction with the lower revenues. The Company's DTO subsidiary operated significantly below the capacity of its facility for the majority of the year. In addition, margins were negatively impacted at DTO by its transition to a repetitive manufacturer. Variable margins associated with this type of business are lower than variable margins associated with R&D work. The Company was not able to generate sufficient additional volume during the year to offset these lower margins. DTO's activity level in terms of volumes of wafers process increased substantially during the year and there were costs associated with this increase including increased levels of employment, training costs, and other costs associated with this increase in volume. The Company expects DTO's margins to increase significantly in 1998, and given adequate capital, expects DTO to be operating at break-even by the third quarter of 1998. The margins at Plasmatron also decreased from 1996 to 1997, primarily as a result of the increased costs associated with completing the remaining contracts after the shut-down was announced. Another factor contributing to the overall low margins at the Company as a whole is the significant amount of revenue derived by the Company from government contracts which generally have little or no margin.

         The Company's selling, general and administrative expenses decreased from $6,924,068 in 1996 to $3,790,072 in 1997. This decrease is primarily the result of the Company's May 1996 reorganization which resulted in a significant reduction of personnel, fixed costs, and other general and administrative expenses. In addition 1996 had a higher level of fund raising activity, a $450,000 contract settlement, and a $400,000 loss on the settlement of a note receivable. The Company expects selling, general, and administrative costs to be further reduced in 1998. Company sponsored research and development expenses declined in 1997 to $605,105 from $6,185,943 in 1996. The decrease is a result of the Company's curtailment of research expenditures that were unrelated to the Company's primary business strategies and reduced spending under the Company's NIST grant as the activity became more focused. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of its DFE and electronic display technologies. The Company has not applied for additional government grants at the present time and will not do so unless those grants are specifically related to activities the Company is already pursuing as a result of its strategic objectives. The Company is seeking strategic partners to help fund its continued research. If such partners are found, it is anticipated that research spending will increase in 1998. If such partners are not found, the Company may have to further curtail its reasearch.

         In 1997, the Company recorded a loss on impairment of assets of $480,164 as a result of its decision to liquidate Plasmatron. This loss was the result of writing off certain inventory and the costs in excess of the fair value of assets acquired related to the original acquisition of Plasmatron. The loss on impairment of assets in 1996 resulted from a reduction in the carrying value of certain equipment and intangible assets of DTO. The loss on disposal of assets of $517,144 and $350,000 in 1997 and 1996, respectively, resulted primarily from the sale of excess equipment. The 1997 loss on disposal of assets also includes a loss of $110,845 as a result of the abandonment of certain leasehold improvements when the Company combined its operations in Austin, Texas into one facility.

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

         Management believes that the implementation of these standards will not have a material impact on the Company's financial condition or results of operations.

                               FINANCIAL CONDITION

         At December 31, 1997, the Company had cash and cash equivalents in the amount of $1,000 as compared with cash and cash equivalents of $53,516 at December 31, 1996. This decrease in cash is primarily a result of the significant operating losses incurred by the Company, offset by substantial equity funding. Throughout 1996 and 1997, the Company has continued to raise additional funds through equity and debt funding. Based on the developmental stages of the Company's technology, additional financing will be necessary in the future. If all of the Company's warrants outstanding as of December 31, 1997, were exercised, the Company would collect proceeds in excess of $12,000,000. (See Note 9 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaling $100,000 were received in 1997, however, given the current price of the Company's common stock, it is unlikely that any warrants will be exercised in the near future.

         In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. The Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January 1996. Additionally, since the registration statement which was demanded by the written request of such shareholders was not declared effective within 90 days following such demand, each of those shareholders were issued warrants to purchase additional shares of the Company's common stock in an amount equivalent to 10% of the number of shares purchased (28,792 shares in the aggregate) by each shareholder in the offering. The warrants are exerciseable for three years from the date of issuance at a price of $6.30 per share of common stock.

         In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E convertible preferred stock . As of December 31, 1995, approximately $9,568,000 was recorded as stock subscriptions receivable from issuance of the Series E preferred stock. In January 1996, the Company received subscriptions for an additional 150 shares. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E preferred stock in January 1996. The offering provided proceeds of approximately $11,900,000 to the Company less expenses of approximately $1,631,000. Additionally, the Company issued warrants to purchase 144,792 shares of common stock as described in Note 9 to the Consolidated Financial Statements. The Series E preferred stock is noncumulative. It has a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and is entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis. Each share of Series E preferred stock was originally convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series E preferred stock plus an accretion amount equal to 8% of the issue price per annum from the date the escrow agent first had in its possession the funds representing payment of the Series E preferred stock to the conversion date by (ii) the conversion price, which is the lesser of $6.575 or 85% of the average closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date. The preferred shares can be redeemed for cash at the option of the Company upon presentation of the shares for conversion.

         On September 27, 1996, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series E preferred stock shareholders to replace the upper limit of $6.575 on the conversion price with an upper limit of $3.00 on the conversion price. In exchange for this reduction, the Series E preferred stock shareholders agreed to defer conversion of their remaining shares. On February 14, 1997, the Company further revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the Series E preferred stock shareholders. In exchange for an additional time period of deferral on the conversion, the Company agreed to lower the upper limit of $3.00 on the conversion price to $1.875 on 1/3 of the remaining Series E preferred shares and $2.75 on the balance of the shares. If the closing bid price of the Company's common stock averaged $3.00 for the last 5 trading days of March 1997, then the conversion price would remain at $3.00 per share for the last 2/3 of the Series E preferred shares.

         On May 1, 1997, the Company further revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series E preferred stock shareholders. In exchange for a further limitation on conversions, the Company agreed to lower the upper limit on the conversion price of $1.50 on the remaining Series E preferred shares. The Series E preferred stock shareholders agreed to limit their conversions as follows: 12% of the shares held at April 14, 1997 could be converted at any time. For any calendar month, beginning with May 1997, in which the average closing bid price of the Company's common stock was less than $1.00, an additional 7% of the position held at April 14, 1997 could be converted at that average bid price. The Company also had the right to redeem each monthly 7% block for cash at its option with the redemption price equal to the original issue price plus accretion. The Series E preferred stock shareholders have the right to convert all of their shares at any time without limit at a conversion price of $1.50 per share.

         In October 1996, DTO, a subsidiary of the Company, issued notes payable totaling $1,000,000. These notes bear interest at a rate of 15%, payable quarterly. The principal balance is due June 1, 1997. In connection with these notes, the Company also issued 200,000 warrants enabling the holder to purchase shares of the Company's common stock at a price of $1.00 per share. 100,000 of these warrants were exercised in 1997. The notes are collateralized by the assets of DTO and guaranteed by the Company.

         In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses and discount of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture; however, the lender defaulted on its obligation to fund the second debenture. As a result of this default, the Company and the lender have renegotiated the terms of the first debenture to place restrictions on the lender's ability to convert the debenture to common stock. The entire unpaid principal and accumulated interest on the Debenture shall be due and payable on the second anniversary of the date on which the Debenture was issued. The Debenture is convertible into common stock as described below.

         At the option of the lender and at any time until April 20, 1998, up to $83,334 of the outstanding principal (including accrued interest at the option of the Company) could be converted into shares of the Company's common stock at a price equal to 75% of the average of the closing bid price of the Company's stock for the 10 trading days preceding the notice of conversion. The lender converted this amount of principal into 196,439 shares of the Company's common stock in December, 1997. The lender also has the option at any time until April 20, 1998 to convert an additional $83,334 of the outstanding principal (including accrued interest at the option of the Company) into shares of the Company's common stock at a price equal to the average closing bid price of the Company's common stock for the calendar month preceding the date of conversion. After April 20, 1998 the lender can convert any or all of the remaining outstanding principal (including accrued interest at the option of the Company) into shares of the Company's common stock at a price equal to the average closing bid price of the Company's common stock for the calendar month preceding the date of conversion. In addition, the lender may convert any or all of the outstanding principal at any time at a conversion rate of $1.50 per share of the Company's common stock.

         In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 for 1,700 shares of its Series F convertible preferred stock. The Company received net proceeds of $1,527,500 which represented gross proceeds of $1,700,000, less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F preferred stock is convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series F preferred stock plus an accretion amount equal to 4 % of the issue price per annum from the issued date of the Series F preferred stock until the conversion date by (ii) the conversion price. The conversion price is the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F preferred stock bears no dividends and holders of the Series F preferred stock have no voting power except in certain circumstances pursuant to Texas state law.

         On August 4, 1997, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series F preferred stock shareholders. Under the terms of this agreement, the Series F preferred stock shareholders were allowed to convert 25% of the number of Series F preferred shares held as of July 14, 1997 under the terms described in the preceding paragraph. For any calendar month, beginning with July 1997, in which the average closing bid price of the Company's common stock was less than $1.00, an additional 7% of the position held at July 14, 1997 could be converted at that average bid price. The Company also had the right to redeem each monthly 7% block for cash at its option. The cash redemption price is equal to 115% of the original issue price plus accretion. The Series F preferred stock shareholders have the right to convert all of their shares at any time without limit at a conversion price of $1.50 per share.

         The agreement also contained a provision that obligated the Company to renegotiate this agreement if the Company's stock price did not exceed $1.50 per share by October 12, 1997. The share price did not exceed the specified level by that date and as a result, the Company and the Series F preferred stock shareholders reached a new agreement in March 1998 whereby the Series F preferred stock shareholders are allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998. The conversion price for each month shall be the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 shall be $0.15. The Company has the right to redeem the preferred shares for 107.5% of the original purchase price.

         From June 1997 through August 1997, through an exempt offering under Regulation D of the Securities Act of 1933, the Company issued 1,700 shares of its Series G convertible preferred stock. The Series G preferred stock has a par value of $1 and a stated value of $1,000. The offering provided gross proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. Each share has a liquidation preference of $1,000 plus 10% per annum from the date of issuance. Each share of Series G preferred is convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series G preferred stock (the "Issue Price") plus an accretion amount equal to 10 % of the issue price per annum from the issued date of the Series G preferred stock until the conversion date by (ii) the conversion price. The conversion price is fixed at a rate of $1.00 per share. The Series G preferred stock bears no dividends and holders of the Series G preferred stock are entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis.

         In connection with the issuance of the Series G preferred shares, each Series G preferred stock shareholder also received warrants to purchase the Company's common stock. The number of warrants received by each shareholder was equal to 50% of the dollar value of Series G preferred stock received. A total of 850,000 warrants were issued in connection with this transaction. These warrants allow the holder to purchase shares of the Company's common stock at a price of $1.00 per share for a period of 10 years. The registration statement covering shares of common stock into which the Series G preferred stock is convertible and the common stock issuable upon exercise of the warrants was filed on November 20, 1997, but has not yet been declared effective. No shares of the Series G preferred stock were converted in 1997.

         In October 1997, the Company closed an exempt offering under Regulation D of the Securities act of 1933. Under the terms of the offering, the investors committed to purchase $3.5 million dollars of the Company's common stock in seven installments of $500,000 each. The first installment was payable at closing and the next six installments were due on the first business day of each month from November 1997 through April 1998. The purchase price for the shares was 65% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the due date of the installment. In addition, the subscription agreement stipulated that the investors were to receive one warrant for each share of the Company's common stock purchased. These warrants were exerciseable for a period of five years at an exercise price equal to 115% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the issuance date of the warrants, with the warrants to be issued on the same date as the previously described installment due dates.

         The Company received cash proceeds of $1,000,000 in 1997 and issued 2,829,334 shares of its common stock in connection with the installments due under the October 1997 Offering in October and November. The Company also issued 1,118,868 shares of its common stock in connection with the installment due December 1, 1997, however payment was not received for those shares. The Company also issued 2,829,334 warrants at a price of $0.625 and 1,118,868 warrants at a price of $0.791. In January 1998, the Company and the investors agreed to terminate the subscription agreement. As a result of this agreement, the investors agreed to return 318,868 of the shares received in December, pay cash of $250,000, and return all warrants received under the agreement. After termination of the subscription agreement in January 1998, the Company had received a total of approximately $1,250,000 in proceeds. There were no material expenses associated with this offering.

         In 1997 the Company issued 340,717 shares of the Company's common stock to MCC to pay the remaining balance due on the services agreement entered into in the April 1995 amendment to the MCC agreement described in Note 11 to the Consolidated Financial Statements. The remaining principal and interest due under the agreement at the time of issuance of the shares was $201,810. In addition, the Company issued 239,275 shares of the Company's common stock in 1997 to various trade creditors as payment for amounts due totaling $235,644.

         During 1997, the Company issued 30,000 shares of the Company's common stock to an advisor as payment for services rendered. Based on the market value of the stock at the time of issuance, $39,375 was charged to expense in connection with this transaction.

         In December 1997, the Company issued notes payable to shareholders of the Company in the amount of $485,000. These notes are six month notes bearing interest at a rate of 15% and secured by the assets of DTO. These notes are also convertible into the Company's common stock at the option of the lender. If the lender elects to accept payment in common stock, the conversion price of the Company's common stock for determining the number of shares to be issued shall be equal to 75% of the average closing bid price of the Company's common stock for the five trading days preceding the date of notification. $185,000 of these notes are payable to the Company's Chief Executive Officer.

         Net cash used by operating activities was $4,249,556 for 1997 compared to $11,883,368 for 1996. The decrease in the requirement for cash was primarily the result of the substantially reduced net loss from 1997 to 1996.

         Cash provided by investing activities for 1997 was $220,845 as compared to $60,980 for 1996. The cash provided by investing activities in 1997 was the result of proceeds from the sale of excess equipment offset by minor capital expenditures. While the proceeds from the sale of excess equipment were larger in 1996, these proceeds were offset by larger amounts of capital expenditures. Only equipment with general alternative uses has been capitalized. Certain other specialized equipment has been expensed as research and development. No material commitments exist as of December 31, 1997 for future purchases of capital assets.

         A substantial portion of the Company's past research and development has been funded through U.S. Government agency sponsorship. As of December 31, 1997, virtually all grants available to the Company have been exhausted. As a result, the Company is searching for strategic partners to enable it to continue its research. If the Company is unable to find a strategic partner, it will be forced to further curtail its research and development expenditures. Any such delay or termination would have a material impact on the amount of funded research and development performed by the Company.

         The principal source of the Company's liquidity has been the funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised. In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities. The Company may seek to increase its liquidity through bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future. Coopers & Lybrand L.L.P., independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Report of Independent Accountants."

                                     OUTLOOK

         It is anticipated that losses will continue throughout 1998 as the Company continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. Increased commercial revenues are anticipated in the Company's DTO subsidiary; however, they will not be sufficient to offset the planned research and development efforts and selling, general and administrative expenses. Significant sales from the DFE products are not anticipated in 1998. The Company expects revenue from its electronic billboard in the fourth quarter of 1998 and revenues from other display products in the second quarter of 1998. Full commercial development of the Company's DFE technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to the Company.

         The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. However, existing resources at current spending levels are only available to allow the Company to survive on a day to day basis. The Company's plan is primarily dependent on raising funds through strategic partners and debt offerings as well as raising revenues. The major component of the plan is to seek a strategic partner to inject significant capital into the Company's DTO subsidiary. In September 1997, the Company retained an investment banker to assist in that process and substantive discussions have been held with several interested parties. It is likely that the result of this process will require the Company to give up majority control and may result in a complete sale of the subsidiary. It is anticipated that the proceeds to the Company from this transaction would allow the Company to stabilize its financial condition by allowing it to pay down debt and provide cash to fund future operations. Furthermore, completion of such a transaction would allow the Company to substantially decrease the cost of its remaining operations by allowing it to reduce costs in numerous areas including facility, selling, general, and administrative costs. This reduction in costs would mean that the Company would require significantly reduced amounts of capital to fund its ongoing operations. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until such a transaction can be completed.

         In addition, the Company is seeking additional strategic partners to invest in both its Electronic Billboard Technology, Inc. ("EBT"), and Field Emission Picture Element Technology, Inc. ("FEPET") subsidiaries to allow these subsidiaries to continue development of commercial products. It is anticipated that any such strategic partners would receive a minority interest in the subsidiaries of not more than 20% as a result of their investment. It is anticipated that the Company would retain a majority interest of at least 80% in each of these subsidiaries. It is the Company's plan that these investments would allow each of these subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better.

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. The Company's plan is primarily dependent on increasing revenues and raising additional funds through strategic partners and additional debt offerings. If adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect the Company.

         The Company has determined that the year 2000 issue will have an immaterial effect on the Company. The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including , among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. These vendors all have upgrades available which correct the Year 2000 issue. It is the Company's plan to purchase the upgraded software, where required, prior to December 31, 1998 to insure adequate time for implementation. The cost of these upgrades will be negligible and is not expected to have a material effect on the operations of the Company. If such upgrades were not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has determined that it is not vulnerable to a third party's failure to remediate its own Year 2000 Issues at either significant suppliers or large customers. The Company has also determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

                            SEASONALITY AND INFLATION

         SI Diamond's business is not seasonal in nature. Management believes that SI Diamond's operations have not been affected by inflation.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Accountants............................................................  19

Consolidated Balance Sheets - December 31, 1997 and 1996.....................................  20

Consolidated Statements of Operations - Years Ended December 31, 1997 and 1996...............  21

Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31,
     1997 and 1996...........................................................................  22

Consolidated Statements of Cash Flows - Years Ended December 31, 1997 and 1996...............  24

Notes to Consolidated Financial Statements...................................................  25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SI Diamond Technology, Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of SI Diamond Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Diamond Technology, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has relied primarily on capital raised through offerings of common and preferred stock to fund its operations and has experienced operating losses. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future. As of March 3, 1998, the Company has not yet achieved profitability, has a working capital deficit and must obtain additional financing to fund its ongoing operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




COOPERS & LYBRAND L.L.P.

Austin, Texas
March 3, 1998

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                              DECEMBER 31,
                                                                                     -----------------------------
                                                                                         1997             1996
                                                                                     ------------     ------------
Current assets:
     Cash and cash equivalents ..................................................    $      1,000     $     16,290
     Restricted cash ............................................................              --           37,226
     Accounts receivable, trade .................................................         448,042          934,564
     Receivable from shareholders ...............................................         250,000               --
     Notes receivable ...........................................................              --           15,000
     Inventories ................................................................              --          329,643
     Costs and estimated earnings in excess of billings
       on uncompleted contracts .................................................              --          584,770
     Prepaid expenses and other current assets ..................................          80,128          136,693
                                                                                     ------------     ------------
           Total current assets .................................................         779,170        2,054,186
Property, plant and equipment, net ..............................................       1,841,419        3,143,510
Intangible assets, net ..........................................................          15,000          423,563
                                                                                     ------------     ------------
           Total assets .........................................................    $  2,635,589     $  5,621,259
                                                                                     ============     ============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Book overdraft .............................................................    $    156,686     $         --
     Accounts payable ...........................................................       1,272,958        2,647,487
     Bank line of credit ........................................................              --           30,000
     Notes payable ..............................................................         550,000          961,222
     Capital lease obligations ..................................................              --           71,061
     Accrued liabilities ........................................................         892,553        1,210,427
     Billings in excess of costs and estimated earnings
       on uncompleted contracts .................................................           6,000            9,875
                                                                                     ------------     ------------
           Total current liabilities ............................................       2,878,197        4,930,072
                                                                                     ------------     ------------
Notes payable, long-term ........................................................         437,593               --
                                                                                     ------------     ------------
Commitments and contingencies Shareholders' equity (deficit):
     Preferred stock, $1.00 par value, 2,000,000 shares authorized;
       3,077 and 746 shares issued and outstanding, respectively ................           3,077              746
     Common stock, 120,000,000 shares authorized, $.001 par value,
       24,238,893 and 13,126,083 shares issued and outstanding, respectively ....          24,239           13,126
     Additional paid-in capital .................................................      50,386,816       45,412,283
Accumulated deficit .............................................................     (51,094,333)     (44,705,442)
Unearned compensation ...........................................................              --          (29,526)
                                                                                     ------------     ------------
           Total shareholders' equity (deficit) .................................        (680,201)         691,187
                                                                                     ------------     ------------
           Total liabilities and shareholders' equity (deficit) .................    $  2,635,589     $  5,621,259
                                                                                     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            -----------------------------
                                                                1997             1996
                                                            ------------     ------------
Revenues ...............................................    $  3,568,164     $  5,772,620

Cost of sales ..........................................       4,388,747        5,317,186
Selling, general and administrative expenses ...........       3,790,072        6,924,068
Research and development ...............................         605,105        6,185,943
Loss on impairment of assets ...........................         480,164          850,000
                                                            ------------     ------------
         Operating costs and expenses ..................       9,264,088       19,277,197
                                                            ------------     ------------

                  Loss from operations .................      (5,695,924)     (13,504,577)
                                                            ------------     ------------

Other income (expense):
         Loss on disposal of assets ....................        (517,144)        (350,000)
         Other income (expense), net ...................        (107,833)         145,571
                                                            ------------     ------------

                  Net loss .............................    $ (6,320,901)    $(13,709,006)
                                                            ============     ============

Less preferred stock dividend ..........................        (714,064)      (1,700,709)
                                                            ------------     ------------

Net loss applicable to common shareholders .............    $ (7,034,965)    $(15,409,715)
                                                            ============     ============


         Basic and diluted net loss per common share ...    $      (0.41)    $      (1.30)
                                                            ============     ============

Average common shares outstanding ......................      17,018,775       11,864,672
                                                            ============     ============








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                   PREFERRED
                                                                                    STOCK
                                    PREFERRED            COMMON        ADDITIONAL  SUBSCRIBED
                                 ---------------  ------------------    PAID-IN       BUT      ACCUMULATED    UNEARNED
                                 SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL     UNISSUED     DEFICIT    COMPENSATION    TOTAL
                                 ------   ------  ---------- -------  -----------  ---------- ------------  ------------ ----------
Balance, January 1, 1997            746   $  746  13,126,083 $13,126  $45,412,283    $ --     $(44,705,442)  $ (29,526)  $  691,187

Warrants exercised                   --       --     100,000     100       99,900                       --          --      100,000

Issuance of Series F preferred
  stock for cash                  1,700    1,700          --      --    1,525,800      --               --          --    1,527,500

Conversion of Series E and F
  preferred stock into
  common stock                     (873)    (873)  6,258,177   6,258       (5,385)     --               --          --           --

Conversion of Reg. S debenture
  into common shares                 --       --     196,439     197       83,137      --               --          --       83,334

Redemption of Series E and F
  preferred stock for cash         (196)    (196)         --      --     (483,804)     --          (67,990)         --     (551,990)

Issuance of common stock
  and warrants in connection
  with debt and services             --       --      30,000      30      294,595      --               --          --      294,625

Issuance of common stock
  in exchange for release of
  debt                               --       --     579,992     580      436,874      --               --          --      437,454

Issuance of Series G preferred
  stock for cash                  1,700    1,700          --      --    1,698,300      --               --          --    1,700,000

Recognition of unearned
  compensation                       --       --          --      --      (20,896)     --               --      29,526        8,630

Issuance of subsidiary
  preferred stock for cash           --       --          --      --      100,000      --               --          --      100,000

Issuance of common stock
  for cash                           --       --   3,948,202   3,948    1,246,012      --               --          --    1,249,960

Net Loss                             --       --          --      --           --      --       (6,320,901)         --   (6,320,901)
                                 ------   ------  ---------- -------  -----------    ----     ------------   ---------   ----------

Balance, December 31, 1997        3,077   $3,077  24,238,893 $24,239  $50,386,816    $ --     $(51,094,333)  $      --   $ (680,201)
                                 ======   ======  ========== =======  ===========    ====     ============   =========   ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                 PREFERRED
                                                                                   STOCK
                                  PREFERRED            COMMON        ADDITIONAL  SUBSCRIBED
                               ---------------  ------------------    PAID-IN       BUT      ACCUMULATED    UNEARNED
                               SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL     UNISSUED     DEFICIT    COMPENSATION    TOTAL
                               ------   ------  ---------- -------  -----------  ---------- ------------  ------------ -----------
Balance, January 1, 1996          100   $  100  10,858,889 $10,859  $34,681,872  $8,905,072 $(30,991,571)  $(143,829)  $12,462,503

Stock options exercised            --       --      27,600      28       16,368          --           --          --        16,396

Issuance of Series E
  preferred stock for cash      1,190    1,190          --      --   10,316,532  (8,905,072)          --          --     1,412,650

Conversion of Series E
  preferred stock into
  common stock                   (542)    (542)  2,239,594   2,239       (1,697)         --           --          --            --

Redemption of Series E
  preferred stock for cash         (2)      (2)         --      --      (20,000)         --       (4,865)         --       (24,867)

Issuance of warrants in
  connection with debt             --       --          --      --      200,000          --           --          --       200,000

Repricing of warrants              --       --          --      --      450,000          --           --          --       450,000

Recognition of unearned
  compensation                     --       --          --      --      (87,866)         --           --     114,303        26,437

Payment of contingent costs
  related to prior equity
  offerings                        --       --          --      --     (142,926)         --           --          --      (142,926)

Net loss                           --       --          --      --           --          --  (13,709,006)         --   (13,709,006)
                               ------   ------  ---------- -------  -----------  ---------- ------------   ---------   -----------

Balance, December 31, 1996        746   $  746  13,126,083 $13,126  $45,412,283  $       -- $(44,705,442)  $ (29,526)  $   691,187
                               ======   ======  ========== =======  ===========  ========== ============   =========   ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   -----------     ------------
Cash flows from operating activities:
   Net loss ...................................................    $(6,320,901)    $(13,709,006)
Adjustments to reconcile net loss to net
     cash used in operating activities:
   Non-cash compensation of employees and consultants
     upon issuance and forfeiture of stock options ............          8,630           26,437
   Revaluation of stock warrants ..............................             --          450,000
   Loss on impairment of assets ...............................        480,164          850,000
   Loss on settlement of note receivable ......................             --          400,000
   Warrants issued for debt and services ......................        294,625               --
   Depreciation and amortization expense ......................        759,939        1,062,192
   Loss on disposal of fixed assets ...........................        517,144          101,905
   Services provided for payment of MCC notes .................        (29,382)        (482,092)
   Changes in assets and liabilities:
     Accounts receivable, trade ...............................        486,522         (650,950)
     Notes receivable .........................................         15,000          (15,000)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts ..................................        584,770         (284,285)
     Inventory ................................................         73,394         (273,681)
     Prepaid expenses and other assets ........................         56,565           (8,423)
     Accounts payable .........................................     (1,288,885)       1,784,439
     Accrued expenses .........................................        116,734       (1,094,888)
     Billings in excess of costs and estimated earnings on
       uncompleted contracts ..................................         (3,875)         (40,016)
                                                                   -----------     ------------

       Total adjustments ......................................      2,071,345        1,825,638
                                                                   -----------     ------------

     Net cash used in operating activities ....................     (4,249,556)     (11,883,368)
                                                                   -----------     ------------

Cash flows from investing activities:
   Capital expenditures .......................................        (44,664)        (579,873)
   Proceeds from sale of equipment ............................        265,509          640,853
                                                                   -----------     ------------

     Net cash provided  by investing activities ...............        220,845           60,980
                                                                   -----------     ------------

Cash flows from financing activities:
   Book overdraft .............................................        156,686               --
   Proceeds from notes payable ................................        985,000        1,041,500
   Repayment of notes payable .................................     (1,040,961)        (564,072)
   Redemption of preferred stock ..............................       (551,990)         (24,867)
   Proceeds from issuance of preferred and common stock .......      4,427,460       10,869,870
   Restricted cash ............................................         37,226          222,654
                                                                   -----------     ------------

Net cash provided by financing activities .....................      4,013,421       11,545,085
                                                                   -----------     ------------

Net decrease in cash and cash equivalents .....................        (15,290)        (277,303)
Cash and cash equivalents, beginning of year ..................         16,290          293,593
                                                                   -----------     ------------
Cash and cash equivalents, end of year ........................    $     1,000     $     16,290
                                                                   ===========     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND OPERATIONS:

         SI Diamond Technology, Inc. and Subsidiaries (the "Company" and "SIDT") are engaged in the development, manufacture, and assembly of high density electronics. Additionally, the Company performs contract research and development of advanced scientific applications for governmental customers and is in the early stages of commercialization of several products to utilize its proprietary man-made diamond technologies. The Company is performing significant research and development related to its Diamond-Based Field Emission Lamp ("DFEL").

         As indicated in the accompanying consolidated statements of operations, the Company experienced operating losses in 1997 and 1996. During 1993 through March 1998, the Company completed its initial public offering and a series of offerings, raising proceeds of approximately $50.4 million, net of issuance costs (See Note 7). The Company currently only has the resources available to fund operations on a day to day basis. The Company is seeking strategic partners to inject capital to enable the commercialization of several of its technologies and fund a portion of the ongoing operations and development cost. There is no assurance that such strategic partners will be available or that commercialization will result in income from operations. The main focus of the Company's current efforts is to find a strategic partner for its Diamond Tech One, Inc. ("DTO") subsidiary to enable DTO to take advantage of the growth opportunities currently available to it. The Company has also hired an investment banker to assist in this process. It is likely that the result of this process will be a transaction in which the Company gives up majority control of DTO and may possibly result in a complete sale of DTO. The Company has had substantial discussions with several potential partners and is working to consummate a transaction as soon as possible. Management believes it will be able to secure additional short term funding, if need be, to allow the Company to continue operations until an agreement can be finalized with a strategic partner. Full commercial development of the Company's DFEL technology may require additional funds that may not be available at terms acceptable to the Company.

         The principal source of the Company's liquidity has been from the funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants, although it is unlikely that any such warrants will be exercised in the near future. As previously mentioned, the Company is currently seeking joint venture partners to fund a portion of the ongoing operating and research and development costs. In the event that the Company is unsuccessful in finding a joint venture partner, the Company may seek to sell additional debt or equity securities. The Company may also seek to increase its liquidity through additional bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

         A portion of the Company's research and development is funded through U.S. Government agency sponsorship. Funding under the Company's major government grant expires in May 1998, however the Company has spent virtually all funds available under this grant as of December 31, 1997. Under the present circumstances, all future research and development performed will have to be internally funded by the Company. The Company has substantially reduced the amount being spent on research and development until such time as new grants are obtained or additional funding becomes available.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DTO, Electronic Billboard Technology, Inc. ("EBT"), SDI Acquisition Corp., Plasmatron Coatings and Systems, Inc. ("Plasmatron"), SIDT Coatings, Inc. ("Coatings"), and Northlight Displays, Inc. ("Northlight"), and its majority owned subsidiary, Field Emission Picture Element Technology, Inc. ("FEPET"), after the elimination of all significant intercompany accounts and transactions.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Contract revenues and technology rights

         A portion of the Company's revenues consists of earnings under agreements to perform research and development for others, primarily U.S. federal government agencies. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes. The Company retains all other rights to use, further develop and commercialize the technology.

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

Accounts receivable

         The Company sells products and services and grants credit primarily to large corporations and governmental agencies. These customers are geographically dispersed throughout the United States. The Company generally does not require collateral. It is the Company's policy to record reserves for potential credit losses. Since inception, the Company has experienced minimal losses. The Company has no reserve for potential credit losses at either December 31, 1997 or 1996 and does not consider any such reserve necessary.

Property, plant and equipment

         Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years, or the lease term for leasehold improvements, if less. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Intangible assets

         The Company has applied to obtain certain United States patents, which are currently pending. Certain patent costs, which consist primarily of legal fees, have been capitalized and will be amortized using the straight-line method over the useful lives of the patents (5 years), if approved. If such patents are rejected, the costs will be expensed at the date of rejection. The Company wrote off the costs associated with certain patents no longer expected to have value to the Company as well as related liabilities. This write off had no material impact on expense in 1997.

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

         At each balance sheet date, the Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible. If an indicator of impairment is present, the Company compares the projected undiscounted operating cash flows for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating cash flows for the next 10 years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset of the fair value, as determined, is charged to impairment loss.

         In connection with this policy, the Company charged to impairment loss approximately $269,000 in 1996 to write off the remaining net organization costs associated with the establishment of DTO.

         In connection with the shut-down of the Plasmatron operations in the third quarter of 1997, the Company wrote off the costs in excess of fair value of assets acquired related to the purchase of Plasmatron. These costs had a net book value of approximately $224,000 at the time they were written off.

Income taxes

         The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Research and development expenses

         Costs of research and development for Company-sponsored projects are expensed as incurred.

Preferred stock dividends

         The Series E and F preferred stocks contain a provision (See Note 7) that allows the preferred shareholder to convert at a discount to the market value of the stock. The amount of this discount is treated as a dividend to the preferred shareholders. In addition, the Series E preferred stock bears an 8% accretion payable in common stock and the Series F preferred stock bears a 4% accretion payable in common stock, payable at the date of conversion at the same price as the common shares being received. All accretions paid in common stock or payable in common stock if the shares were converted as of December 31, 1997 and 1996, respectively, have been treated as preferred dividends. The amount treated as a dividend in 1997 related to the accretion and the discount was $287,941 and $247,817, respectively for the Series E preferred stock and $46,910 and $131,396, respectively, for the Series F preferred stock. The amount treated as a dividend in 1996 related to the accretion and the discount was $709,581 and $991,128, respectively, for the Series E preferred stock.

Loss per common share

         In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which requires the Company to present its basic loss per share and diluted loss per share, and certain other loss per share disclosures for each year presented. Basic loss per share is computed by dividing income available to common shareholders by the weighted-average

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

number of common shares outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

In 1997 and 1996, the Company had various amounts of preferred shares, common stock options and warrants outstanding during the years which were not included in the diluted loss per share calculation because they would have been antidilutive. As of December 31, 1997 and 1996, the Company had 3,077 and 746 preferred shares outstanding, respectively, 2,834,703 and 2,904,644 options outstanding, respectively, and 6,733,581 and 2,017,249 warrants outstanding, respectively.

Reclassifications

         Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current year presentation format.

Management's estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates

Fair value of financial instruments

         The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable, and capital lease obligations. All financial instruments are accounted for on an historical cost basis which approximates fair value at December 31, 1997 and 1996.

New accounting standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

Management believes that the implementation of these standards will not have a material impact on the Company's financial position or results of operations.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

3.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 1997 and 1996 is as follows:

                                                                                        DECEMBER 31,
                                                                                ---------------------------
                                                                                    1997            1996
                                                                                -----------     -----------
Costs and estimated earnings in excess of billings on uncompleted contracts:
     Costs incurred ........................................................    $        --     $ 1,351,302
     Estimated earnings ....................................................             --         526,584
     Related billings and amounts allocated as revenue .....................         (6,000)     (1,302,991)
                                                                                -----------     -----------
                                                                                $    (6,000)    $   574,895
                                                                                ===========     ===========

Included in the accompanying consolidated balance sheets:
     Costs and estimated earnings in excess of billings on uncompleted
       contracts ...........................................................    $        --     $   584,770
     Billings in excess of costs and estimated earnings on uncompleted
       contracts ...........................................................         (6,000)         (9,875)
                                                                                -----------     -----------
                                                                                $    (6,000)    $   574,895
                                                                                ===========     ===========

Property, plant and equipment, at cost:
     Plant and equipment ...................................................    $ 3,343,890     $ 4,289,666
     Furniture and office equipment ........................................        645,505         634,320
     Leasehold improvements ................................................         59,258         402,452
                                                                                -----------     -----------
       Total cost ..........................................................      4,048,653       5,326,438
     Less accumulated depreciation .........................................     (2,207,234)     (2,182,928)
                                                                                -----------     -----------
                                                                                $ 1,841,419     $ 3,143,510
                                                                                ===========     ===========
Intangible assets:
     Cost in excess of fair value related to the purchase of subsidiary ....    $        --     $   471,496
     Patents ...............................................................         30,000         268,200
                                                                                -----------     -----------
       Total cost ..........................................................         30,000         739,696
     Less accumulated amortization .........................................        (15,000)       (316,133)
                                                                                -----------     -----------
                                                                                $    15,000     $   423,563
                                                                                ===========     ===========

Accrued liabilities:
     Payroll and related accruals ..........................................    $    71,981     $    51,162
     Accounting and legal fees .............................................        269,000         480,639
     Exclusivity fee payable to MCC ........................................        355,000         313,154
     Other .................................................................        196,572         365,472
                                                                                -----------     -----------
                                                                                $   892,553     $ 1,210,427
                                                                                ===========     ===========

4.       LEASE OBLIGATIONS:

         The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2001. Rental expense was $477,636 and $793,453 for the years ended December 31, 1997 and 1996, respectively.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

4.       LEASE OBLIGATIONS (CONTINUED):

         Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year, excluding contingent rentals at December 31, 1997, were as follows:

                  1998                                         $313,164
                  1999                                           25,044
                  2000                                           25,044
                  2001                                           16,696
                                                               --------

                  Total future minimum lease payments          $379,948
                                                               ========

         At December 31, 1997 and 1996, assets acquired under a capital lease agreement of $733,688 are included in plant and equipment. Accumulated amortization of $415,757 and $269,019 at December 31, 1997 and 1996, respectively, is also included in accumulated depreciation. Payments under the capital lease agreement were completed in 1997 and all equipment under this lease was transferred to the Company.

5.       BANK LINE OF CREDIT AND NOTES PAYABLE:

         At December 31, 1996 the Company had a bank line of credit which allowed for borrowings up to $500,000. Borrowings under the line of credit, when used, bore interest at the bank's floating rate, which approximated 10 % as of December 31, 1996. The line of credit was secured by the assets of DTO and guaranteed by the parent Company. The line of credit expired in 1997 and was not renewed.

         Total interest expense for all debt was approximately $357,000 and $98,000 for 1997 and 1996, respectively.

         In February 1997, the Company closed an offering of 8% Convertible Debentures (the "Debentures") under Regulation S of the Securities Act of 1933. The Company agreed to issue two Debentures, each with a face amount of $555,555. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses and discount of $55,755, for the issuance of the first debenture. The second debenture was to be issued within 60 days of issuance of the first debenture; however, the lender defaulted on its obligation to fund the second debenture. As a result of this default, the Company and the lender have renegotiated the terms of the first debenture to place restrictions on the lender's ability to convert the debenture to common stock. The entire unpaid principal and accumulated interest on the Debenture shall be due and payable on the second anniversary of the date on which the Debenture was issued. The Debenture is convertible into common stock as described below.

         At the option of the lender and at any time until April 20, 1998, up to $83,334 of the outstanding principal (including accrued interest at the option of the Company) could be converted into shares of the Company's common stock at a price equal to 75% of the average of the closing bid price of the Company's stock for the 10 trading days preceding the notice of conversion. The lender converted this amount of principal into 196,439 shares of the Company's common stock in December, 1997. The lender also has the option at any time until April 20, 1998 to convert an additional $83,334 of the outstanding principal (including accrued interest at the option of the Company) into shares of the Company's common stock at a price equal to the average closing bid price of the Company's common stock for the calendar month preceding the date of conversion. After April 20, 1998 the lender can convert any or all of the remaining outstanding principal (including accrued interest at the option of the Company) into shares of the Company's common stock at a price equal to the average closing bid price of the Company's common stock for the calendar month preceding the date of conversion. In addition, the lender may convert any or all of the outstanding principal at any time at a conversion rate of $1.50 per share of the Company's common stock.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5.       BANK LINE OF CREDIT AND NOTES PAYABLE (CONTINUED) :

Notes payable at December 31, 1997 and 1996 consisted of the following:

                                                                                   1997            1996
                                                                                   ----            ----
                  Convertible debenture, net of unamortized
                  discount of $34,629 with a stated interest
                  rate of 8% and an effective interest rate of 8.9%.
                  Principal and interest due in March, 1999.
                  The note is also subject to prepayment
                  in common stock as described below.                           $ 437,593       $      --

                  Notes payable to shareholders, due June, 1998
                  including interest at a rate of 15%. The
                  notes are collateralized by the assets of DTO.
                  The notes are payable in cash or common
                  stock as described  below.                                      485,000              --

                  Notes payable to investors due June 1,1997,
                  net of unamortized discount of $150,000 at
                  December 31, 1996, with an effective interest
                  rate of 50%. A portion of the note was extended
                  and is now due on demand. Interest at a rate of
                  15% through June 1, 1997 and 20%
                  thereafter is due quarterly.                                     65,000         850,000

                  Note payable to a corporation, interest
                  at 12%, payable through performance
                  of services, due in April 1997.                                      --         106,322

                  Note payable to bank, principal and interest
                  at 10%  due in monthly installments of
                  $1,012 through May 1997. The note is
                  collateralized by a vehicle.                                         --           4,900
                                                                                ---------       ---------

                                                                                  987,593        (961,222)
                  Less current portion                                           (550,000)       (961,222)
                                                                                ---------       ---------

                  Notes payable, long-term                                      $ 437,593       $      --
                                                                                =========       =========

         The notes payable to shareholders in the amount of $485,000 are also convertible into the Company's common stock at the option of the lender. If the lender elects to accept payment in common stock, the conversion price of the Company's common stock for determining the number of shares to be issued shall be equal to 75% of the average closing bid price of the Company's common stock for the five trading days preceding the date of notification. $185,000 of these notes are payable to the Company's Chief Executive Officer.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6.       INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 1997 and 1996, were as follows:

                                                               DECEMBER 31,
                                                      -----------------------------
                                                          1997              1996
                                                      ------------     ------------
Deferred tax assets:
     Net operating losses ........................    $ 16,272,000     $ 14,100,000
     Research and experimentation credits ........         478,000          407,000
     Capitalized intangible assets ...............         408,000          476,000
     Accrued expenses not deductible until paid ..          14,000           18,000
                                                      ------------     ------------
     Total deferred tax assets ...................      17,172,000       15,001,000
                                                      ------------     ------------

Deferred tax liabilities:
     Depreciation and amortization ...............          39,000           82,000
                                                      ------------     ------------
     Total deferred tax liabilities ..............          39,000           82,000
                                                      ------------     ------------

Net deferred tax assets before valuation allowance      17,133,000       14,919,000

Valuation allowance ..............................     (17,133,000)     (14,919,000)
                                                      ------------     ------------

Net deferred tax asset ...........................    $         --     $         --
                                                      ============     ============


         The following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the periods ended December 31, 1997 and 1996.


                                                                       DECEMBER 31,
                                                              -----------------------------
                                                                  1997              1996
                                                              -----------       -----------
Tax benefit at statutory rate of 34%.....................     $ 2,149,000       $ 4,660,000
Net increase in valuation allowance......................      (2,214,000)       (4,834,000)
Research and experimentation credits.....................              --            94,000
Nondeductible expenses...................................         (14,000)          (95,000)
Other....................................................          79,000           175,000
                                                              -----------       -----------
                                                              $        --       $        --
                                                              ===========       ===========


         As of December 31, 1997, the Company had net operating loss carryforwards of approximately $48 million which expire from 2006 through 2012 and are available to offset future taxable income. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $478,000 expiring through 2011. The Company completed its IPO in 1993 which effected certain ownership changes under the Internal Revenue Code
Section 382, and may limit the Company's ability to utilize its net operating loss carryforwards and research and experimentation credits generated before the change in ownership.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.       CAPITAL STOCK:

Preferred Stock

         The Company currently has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. The following table summarizes the preferred shares currently outstanding at December 31.:

                                                   1997                 1996
                                  1997           Preferred            Preferred
                               Liquidation       ---------            ---------
                               Preference      Shares   Amount      Shares   Amount
                               ----------      ------   ------      ------   ------
Series A                       $  100,000        100    $  100        100     $100
Series C                               --         --        --         --       --
Series E                        2,272,537        196       196        646      646
Series F                        1,116,184      1,081     1,081         --       --
Series G                        1,777,917      1,700     1,700         --       --
                               ----------      -----    ------       ----     ----

     Total                     $5,282,221      3,077    $3,077        746     $746
                               ==========      =====    ======       ====     ====

Series A

         The Company has issued and outstanding, 100 shares of its Series A convertible preferred stock. The Series A preferred stock is noncumulative. It has a liquidation preference of $1,000 per share, is convertible into 1,252.75 shares of common stock per share and is entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis. The Series A preferred stock shall also share equally and simultaneously in any distribution to common shareholders after the liquidation preference has been paid.

Series C

         There are currently no outstanding shares of the Series C preferred stock; however, 75,000 shares are authorized for issuance pursuant to outstanding Series C warrants. Each share of Series C preferred stock is currently convertible into 10 shares of common stock, subject to adjustment in certain circumstances. Except as otherwise required by law, the holders of the Series C preferred stock are entitled to vote on all matters with the holders of the common stock and are entitled to one vote for every share of common stock into which the holders' Series C preferred stock is convertible. In order to maintain the voting power of the shares of Series C preferred stock, the holders thereof are entitled to purchase additional shares of the Company's voting securities upon the Company's issuance of additional shares of voting securities in certain circumstances. The holders of Series C preferred stock have no preferential dividend rights and are entitled to share in any dividends declared on the common stock based on the number of shares of common stock into which the shares of Series C preferred stock are convertible. The Company has no redemption rights or obligations with respect to the Series C preferred stock. Without the mutual consent of the Board of Directors of the Company and holders of not less than a majority of all outstanding shares of Series C preferred stock, none of the rights of the holders of Series C preferred stock may be altered. The warrants to purchase the 75,000 shares of Series C preferred stock expired on February 9, 1998.

Series E

         In December 1995, through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for 1,040 shares of its Series E convertible preferred stock. As of December 31, 1995, approximately $9,568,000 was recorded as stock subscriptions receivable from issuance of the Series E preferred stock. In January 1996, the Company received subscriptions for an additional 150 shares. The Company received the proceeds of these subscriptions and issued 1,190 shares of Series E preferred stock in January 1996. The offering provided proceeds of approximately $11,900,000 to the Company less expenses of approximately $1,631,000. Additionally, the Company issued warrants to purchase 144,792 shares of common stock

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.       CAPITAL STOCK (CONTINUED):

as described in Note 9. The Series E preferred stock is noncumulative. It has a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and is entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis. Each share of Series E preferred stock was originally convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series E preferred stock plus an accretion amount equal to 8% of the issue price per annum from the date the escrow agent first had in its possession the funds representing payment of the Series E preferred stock to the conversion date by (ii) the conversion price, which is the lesser of $6.575 or 85% of the average closing bid price for the Company's common stock for the five trading days immediately preceding the conversion date. The preferred shares can be redeemed for cash at the option of the Company upon presentation of the shares for conversion.

         On September 27, 1996, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series E preferred stock shareholders to reduce the upper limit of the conversion price from $6.575 to $3.00. In exchange for this reduction, the Series E preferred stock shareholders agreed to defer conversion of their remaining shares. On February 14, 1997, the Company further revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the Series E preferred stock shareholders. In exchange for an additional time period of deferral on the conversion, the Company agreed to lower the upper limit of $3.00 on the conversion price to $1.875 on 1/3 of the remaining Series E Preferred shares and $2.75 on the balance of the shares. If the closing bid price of the Company's common stock averages $3.00 for the last 5 trading days of March 1997, then the conversion price would remain at $3.00 per share for the last 2/3 of the Series E preferred shares.

         On May 1, 1997, the Company further revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series E preferred stock shareholders. In exchange for a further limitation on conversions, the Company agreed to lower the upper limit on the conversion price to $1.50 on the remaining Series E preferred shares. The Series E preferred stock shareholders agreed to limit their conversions as follows: 12% of the shares held at April 14, 1997 could be converted at any time. For any calendar month, beginning with May 1997, in which the average closing bid price of the Company's common stock was less than $1.00, an additional 7% of the position held at April 14, 1997 could be converted at that average bid price. The Company also had the right to redeem each monthly 7% block for cash at its option with the redemption price equal to the original issue price plus accretion. The Series E preferred stock shareholders have the right to convert all of their shares at any time without limit at a conversion price of $1.50 per share.

         During 1997, 418 shares of the Series E preferred stock were converted into 5,542,941 shares of common stock and 32 shares of the Series E preferred stock were redeemed for cash of $368,795. During 1996, 542 shares of the Series E preferred stock were converted into 2,239,594 shares of common stock and two shares of the Series E preferred stock were redeemed for cash of $24,867.

         The registration statement covering shares of common stock into which the Series E preferred stock is convertible was declared effective on April 18, 1996 and amended on November 7, 1996 by post-effective amendment, June 9, 1997 by amendment, and October 28, 1997 by post-effective amendment. An additional amendment dated November 20, 1997 has been filed, but not yet declared effective.

Series F

         In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 for 1,700 shares of its Series F convertible preferred stock. The Company received net proceeds of $1,527,500 which represented gross proceeds of $1,700,000 less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F preferred is convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series F preferred stock plus an accretion amount equal to 4 % of the issue price per annum from the issued date of the Series F preferred stock until

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK (CONTINUED):

Series F (continued)

the conversion date by (ii) the conversion price. The conversion price is the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F preferred stock bears no dividends and holders of the Series F preferred stock have no voting power except in certain circumstances pursuant to Texas state law.

         On August 4, 1997, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the remaining Series F preferred stock shareholders. Under the terms of this agreement, the Series F preferred stock shareholders were allowed to convert 25% of the number of Series F preferred shares held as of July 14, 1997 under the terms described in the preceding paragraph. For any calendar month, beginning with July 1997, in which the average closing bid price of the Company's common stock was less than $1.00, an additional 7% of the position held at July 14, 1997 could be converted at that average bid price. The Company also had the right to redeem each monthly 7% block for cash at its option. The cash redemption price is equal to 115% of the original issue price plus accretion. The Series F preferred stock shareholders have the right to convert all of their shares at any time without limit at a conversion price of $1.50 per share.

         The agreement also contained a provision that obligated the Company to renegotiate this agreement if the Company's stock price did not exceed $1.50 per share by October 12, 1997. The share price did not exceed the specified level by that date and as a result, the Company and the Series F preferred stock shareholders reached a new agreement in March 1998 whereby the Series F preferred stock shareholders are allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998. The conversion price for each month shall be the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 shall be $0.15. The Company has the right to redeem the preferred shares for 107.5% of the original purchase price.

         The registration statement covering shares of Common Stock into which the Series F preferred stock is convertible was declared effective on June 9, 1997 and was amended October 28, 1997 by post-effective amendment. An additional amendment dated November 20, 1997 has been filed, but not yet declared effective.

During 1997 the Series F preferred stock shareholders converted 455 shares of Series F Preferred stock into 714,746 shares of common stock and 164 shares of Series F preferred stock were redeemed for cash of $183,195.

Series G

         From June 1997 through August 1997, through an exempt offering under Regulation D of the Securities Act of 1933, the Company issued 1,700 shares of its Series G preferred stock. The offering provided gross proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. Each share has a liquidation preference of $1,000 plus 10% per annum from the date of issuance. Each share of Series F preferred stock is convertible into that number of shares of common stock determined by dividing (i) the original issue price of the Series G preferred stock plus an accretion amount equal to 10 % of the issue price per annum from the issued date of the Series G preferred stock until the conversion date by (ii) the conversion price. The conversion price is fixed at a rate of $1.00 per share. The Series G preferred stock bears no dividends and holders of the Series G preferred stock are entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis.

         In connection with the issuance of the Series G preferred shares, each Series G preferred stock shareholder also received warrants to purchase the Company's common stock. The number of warrants received by each shareholder was equal to 50% of the dollar value of Series G preferred stock received. A total of 850,000 warrants were issued in connection with this transaction. These warrants allow the holder to purchase shares of the Company's common stock of at a price of $1.00 per share for a period of 10 years. The registration statement covering shares of common stock into which the Series G preferred stock is convertible and the common stock issuable upon exercise of the warrants was filed on November 20, 1997, but has not yet been declared effective.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.       CAPITAL STOCK (CONTINUED):

Preferred Stock (continued)

Subsidiary Preferred Stock

         In September 1997, the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd. ("DPN"), an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired 50 shares of convertible preferred stock and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. $400,000 of this payment was allocated to the licensing and marketing rights and $100,000 was allocated to the preferred stock based on its estimated fair market value at that date. These preferred shares convert FEPET common shares equivalent to a 5% ownership interest in FEPET

Common Stock

         In December 1995, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 (the "December 1995 Offering"). The Company collected cash proceeds of $1,511,575, for the issuance of 287,919 shares of common stock. The Company recorded a subscription receivable for $15,750 of these proceeds as they were received in January of 1996. Additionally, since the registration statement which was demanded by the written request of such shareholders was not declared effective within 90 days following such demand, each of those shareholders were issued warrants to purchase additional shares of the Company's common stock in an amount equivalent to 10 % of the number of shares purchased (28,792 shares in the aggregate) by each shareholder in the December 1995 Offering. The warrants are exerciseable for three years from the date of issuance at a price of $6.30 per share of common stock as described in Note 9.

         In October 1997, the Company closed an exempt offering under Regulation D of the Securities act of 1933 (the "October 1997 Offering"). Under the terms of the offering, the investors committed to purchase $3.5 million dollars of the Company's common stock in seven installments of $500,000 each. The first installment was payable at closing and the next six installments were due on the first business day of each month from November 1997 through April 1998. The purchase price for the shares was 65% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the due date of the installment. In addition, the subscription agreement stipulated that the investors were to receive one warrant for each share of the Company's common stock purchased. These warrants were exerciseable for a period of five years at an exercise price equal to 115% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the issuance date of the warrants, with the warrants to be issued on the same date as the previously described installment due dates.

         The Company received cash proceeds of $1,000,000 in 1997 and issued 2,829,334 shares of its common stock in connection with the installments due under the October 1997 Offering in October and November. The Company also issued 1,118,868 shares of its common stock in connection with the installment due December 1, 1997, however payment was not received for those shares. The Company also issued 2,829,334 warrants at a price of $0.625 and 1,118,868 warrants at a price of $0.791. In January 1998, the Company and the investors agreed to terminate the subscription agreement. As a result of this agreement, the investors agreed to return 318,868 of the shares received in December, pay cash of $250,000, and return all warrants received under the agreement. After termination of the subscription agreement in January 1998, the Company had received a total of $1,250,000 in proceeds. There were no material expenses associated with this offering. A registration statement covering the shares issued in connection with the October 1997 Offering was filed and declared effective by post-effective amendment on October 28, 1997.

         In 1997 the Company issued 340,717 shares of the Company's common stock to MCC to pay the remaining balance due on the services agreement entered into in the April 1995 amendment to the MCC agreement described in Note 11. The remaining principal and interest due under the agreement at the time of issuance of the shares was $201,810. In addition, the Company issued 239,275 shares of the Company's common stock in 1997 to various trade creditors as payment for amounts due totaling $235,644.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.       CAPITAL STOCK (CONTINUED):

         During 1997, the Company issued 30,000 shares of the Company's common stock to an advisor as payment for services rendered. Based on the market value of the stock at the time of issuance, $39,375 was charged to expense in connection with this transaction.

8.       STOCK OPTIONS:

         The Company sponsors two stock-based incentive compensation plans (the "Plans"). The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

         In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The 1992 Employees Plan was amended in July 1996 by the shareholders of the Company to reserve up to 3,000,000 shares of common stock for issuance to certain officers and key employees. The incentive stock options are exerciseable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options shall be limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exerciseable for up to ten years from date of grant. The option vesting schedule can be modified by the Compensation Committee of the Board of Directors, but most options vest evenly over a four year period. An additional 318,741 shares were available for grant at December 31, 1997.

         In October 1996, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the plan. A total of 1,594,300 options were repriced. The Company reduced the exercise price to $4.00 for all options priced above $4.00 for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $4.94 to $9.00. The market price of the Company's common stock at the time of repricing was $1.50 per share.

         In July 1997, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the plan. A total of 418,688 options were repriced. The Company reduced the exercise price to $2.00 for 25% of all options priced above $2.00 for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $3.00 to $4.00. The market price of the Company's common stock at the time of repricing was $1.125 per share

         In 1995, the Company awarded 153,000 non-qualified options to purchase its common stock under the 1992 Employees Plan to 26 employees, including one former officer of the Company. The options vest over a period of four years and when granted were exerciseable at a price of $4.94 per share which was below the market price of the Company's common stock at the time of the grant. Unearned compensation was recorded and is shown as a separate component of stockholder's equity. The unearned compensation is being amortized over the remaining term of the vesting periods of the options. Compensation expense of $8,630 and $26,437 has been recognized in 1997 and 1996, respectively, related to these issuances. Unearned compensation of $20,896 and $87,866 related to options canceled during 1997 and 1996, respectively, was reversed to additional paid in capital. As of December 31, 1997, no unearned compensation remained.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.       STOCK OPTIONS (CONTINUED):

The following is a summary of stock option activity under the 1992 Employees
Plan:

                                                                               Wgtd. Avg.
                                                                  Number of    Exercise
                                                                    Shares       Price
                                                                  ---------    ----------
Options outstanding at January 1, 1996.......................       879,765       $5.23

         Granted.............................................     2,436,200       $4.16
         Exercised...........................................       (27,600)      $0.59
         Canceled............................................      (560,104)      $6.51
                                                                  ---------

Options outstanding at December 31, 1996.....................     2,728,261       $4.07
                                                                  ---------

         Granted.............................................       338,125       $0.97
         Exercised...........................................            --          --
         Canceled............................................      (524,312)      $3.44
                                                                  ---------

Options outstanding at December 31, 1997.....................     2,542,074       $3.45
                                                                  =========

         In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), for purposes of granting incentive stock options. The 1992 Directors Plan reserved up to 50,000 shares of common stock for issuance to certain non-employee directors. The stock options granted under the 1992 Directors Plan are exerciseable for up to 10 years at an option price not less than the fair market value on the date the option is granted.

         In December 1994, the Board of Directors approved an amendment to the 1992 Directors Plan that would increase the shares reserved from 50,000 to 500,000. In July 1996, the Company's shareholders approved an amendment to the 1992 Directors Plan increasing the shares reserved to 500,000. This amendment included a formula to govern issuance of shares under this plan to outside Directors. In July 1997, the Board of Directors approved an amendment to apply that formula on a standard date each year. An additional 207,371 shares were available for grant at December 31, 1997.

         In July 1997, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the plan. A total of 42,096 options were repriced. The Company reduced the exercise price to $2.00 for 25% of all options priced above $2.00 for all persons who were Directors of the Company at the time of the repricing. The original exercise price of these options ranged from $2.31 to $5.50. The market price of the Company's common stock at the time of repricing was $1.125 per share.

The following is a summary of stock option activity under the 1992 Director's
Plan:

                                                                               Wgtd. Avg.
                                                                  Number of    Exercise
                                                                    Shares       Price
                                                                  ---------    ----------
Options outstanding at January 1, 1996......................         90,000       $5.01

         Granted............................................        138,383       $2.31
         Canceled...........................................        (52,000)      $2.73
                                                                  ---------

Options outstanding at December 31, 1996....................        176,383       $3.57
                                                                  ---------

         Granted............................................        124,246       $1.13
         Canceled...........................................         (8,000)      $4.13
                                                                  ---------

Options outstanding at December 31, 1997....................        292,629       $2.29
                                                                  =========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.       STOCK OPTIONS (CONTINUED):

The fair value of each stock option granted in 1996 and 1997 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 1997 and 1996; risk-free interest rate of 6.50% and 7.68% for 1997 and 1996, respectively; the expected lives of the options are five years for 1997 and 1996; and volatility of approximately 56% for 1997 and 1996.

The following table summarizes information about stock options outstanding and exerciseable under both plans at December 31, 1996:

                               Options Outstanding                            Options Exercisable
                               -------------------                            -------------------

                      Number        Wgtd. Avg.                             Number
    Range of       Outstanding      Remaining         Wgtd. Avg.         Exercisable         Wgtd. Avg.
Exercise Prices    at 12/31/96     Contr. Life      Exercise Price       at 12/31/96       Exercise Price
---------------    -----------     -----------      --------------       -----------       --------------
$ .56 - $2.99         193,633       9yr, 3mo             $2.04              103,547             $1.83
$3.00 - $3.91         555,950       9yr, 10mo            $3.02               18,850             $3.63
$4.00 - $5.49       1,745,400       9yr, 1mo             $4.01              465,725             $4.03
$5.50 - $8.50         409,661       7yr, 10mo            $6.47              348,361             $6.28
                    ---------                                               -------

Total               2,904,644       9yr, 1mo             $4.04              936,483             $4.62
                    ---------                                               -------


The following table summarizes information about stock options outstanding and exerciseable under both plans at December 31, 1997:


                              Options Outstanding                           Options Exerciseable
                              -------------------                           --------------------

                      Number       Wgtd. Avg.                             Number
   Range of        Outstanding     Remaining         Wgtd. Avg.         Exercisable       Wgtd. Avg.
Exercise Prices    at 12/31/97    Contr. Life      Exercise Price       at 12/31/97     Exercise Price
---------------    -----------    -----------      --------------       -----------     --------------
$ .56 - $2.99       1,065,837       8yr, 7mo            $1.57              629,131           $1.57
$3.00 - $3.91         253,448       8yr, 10mo           $3.05               81,167           $3.15
$4.00 - $5.49       1,168,057       8yr, 1mo            $4.02              601,981           $4.03
$5.50 - $8.50         347,361       6yr, 10mo           $6.64              347,361           $6.64
                    ---------                                            ---------

Total               2,834,703       9yr, 1mo            $3.33            1,659,640           $3.60
                    ---------                                            ---------

The weighted-average fair values of options under the plans granted during 1997 and 1996 were as follows:

                                                       1997        1996
                                                     -------     -------
Discounted options                                    $0.00       $3.53
At-the-money options                                  $0.46       $2.93
Premium options                                       $0.36       $0.70
Repriced options                                      $0.07       $0.09

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.       STOCK OPTIONS (CONTINUED):

         During 1997 and 1996, the Company incurred any compensation cost for the Plans under APB No. 25 as shown below. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 1997 and 1996 would approximate the pro forma amounts as shown below:

                              As Reported      Pro Forma       As Reported       Pro Forma
                                  1997            1997             1996             1996
                             ------------     ------------     ------------     ------------
SFAS No. 123 Charge                    --     $    985,331               --     $    874,500

APB No. 25 Charge            $      8,630               --     $     26,437               --

Net loss                     $ (6,320,901)    $ (7,297,602)    $(13,709,006)    $(14,557,069)

Net loss per common share    $      (0.41)    $      (0.47)    $      (1.30)    $      (1.37)


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

9.       STOCK WARRANTS:

Common Stock Warrants

         In the Company's initial public offering completed in February 1993 (the "IPO"), the Company issued a total of 100,000 warrants to purchase shares of the Company's common stock as part of the underwriter's compensation. These warrants are exerciseable at $6.00 per share and may be exercised until February 17, 1998. The exercise period was extended to February 1, 1999 for 30,000 of these warrants in connection with a consulting agreement signed in 1997.

         In August 1993, in connection with an exempt offering under Regulation D of the Securities Act of 1933, the Company issued one warrant for every two shares of common stock that were purchased in this transaction. A total of 62,400 warrants were issued in this transaction, which may be exercised at prices ranging from $5.65 to $6.78 per share until June 30, 1998. The exercise period was extended to February 1, 1999 for 12,400 of these warrants in connection with a consulting agreement signed in 1997.

         In connection with the Company's offerings under Regulation S of the Securities Act of 1933 that were closed in August, September, October and November 1993 (the "1993 Reg. S Offerings"), the Company issued 219,149 warrants to purchase shares of the Company's common stock. In February 1996, these warrants were repriced and reissued at an exercise price of $3.90 per share and the exercise period was extended by one year. 169,754 of these warrants expired in 1997 and the remaining 49,345 warrants expire in 1999. Contemporaneously with the repricing of the warrants, the Company granted the holder registration rights in consideration of the holder's agreement to sell no more than 1/12 of the underlying shares, upon exercise, in any month for the next year. The Company estimates that the warrants as repriced have a value of approximately $550,000. Prior to repricing, the Company estimates that the warrants had a value of approximately $100,000.

         In September 1994, the Company closed a foreign offering under Regulation S of the Securities Act of 1933. In connection with this offering, the Company subsequently issued warrants to purchase 150,000 shares of its common stock at an exercise price of $3.90 per share. These warrants expire on February 21, 1999.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.       STOCK WARRANTS (CONTINUED):

         In connection with the termination of existing contractual obligations to an underwriter arising out of the IPO and the 1993 Reg. S Offerings, in February 1996 the Company issued warrants to purchase 60,000 shares of its common stock at an exercise price of $6.50 per share and paid $150,000 to settle an outstanding disputed claim and $350,000 to terminate future rights of the underwriter under such agreements, which have been reflected in additional paid-in capital as a cost of the Series E preferred stock. These warrants expire on February 21, 1999.

         The Company issued to a former adviser in February 1996 warrants to purchase 55,000 shares of the Company's common stock at an exercise price of $5.50 per share. These warrants expire on February 21, 1999.

         In June 1995, the Company closed an exempt offering of the Company's common stock aggregating approximately $5,800,000. In connection with the offering, the Company agreed that if the shares in the offering were not registered in a registration statement within 120 days of demand by such shareholders, each of the holders under the June 1995 Offering would be granted warrants to purchase additional shares of the Company's common stock equivalent to ten percent (10%) of the number of shares of common stock they acquired in this offering. The Company did not have such registration effective before the 120-day deadline and therefore issued 109,790 warrants to purchase shares of the Company's common stock at $5.736 per share. These warrants expired on June 1, 1997.

         In connection with the amendment to the April 1995 agreement with MCC described in note 11, the Company issued warrants that allow MCC to purchase 22,326 shares of the Company's Common stock at a price of $5.375 per share through August 15, 1997. These warrants expired in August 1997.

         In connection with the December 1995 Offering, the Company agreed that in the event a registration statement was not effective concerning the shares issued in the December 1995 Offering within 90 days following the receipt of the written request of such shareholders, then those shareholders would be issued warrants to purchase additional shares of the Company's common stock in an amount equal to ten percent (10%) of the number of shares purchased by the shareholder in the December 1995 Offering. The Company did not have such registration statement effective before the 90 day deadline and issued 28,792 warrants to purchase shares of the Company's Common Stock. These warrants may be exercised at a price of $6.30 per share and expire April 10, 1999.

         In connection with the issuance of the Company's Series E preferred stock in February 1996, the Company issued 144,792 warrants to advisors involved in the transaction. These warrants enable the holders to purchase shares of the Company's common stock at a price of $7.89 through January 7, 2000.

         In 1996, the Company issued 35,000 warrants to an advisor in connection with the Company's fundraising activities. These warrants enable the holder to purchase shares of the Company's Common Stock at a price of $2.00 per share through 2006. In 1997, the Company issued an additional 75,000 warrants to this advisor in connection with services related to a joint venture agreement. These warrants enable the holder to purchase shares of the Company's Common Stock at a price of $1.00 per share through 2007.

         In October 1996, the Company completed a transaction whereby it borrowed a total of $1,000,000 in secured loans from a group of individuals. In connection with these loans, the Company issued 200,000 warrants with a value of approximately $200,000. The warrants enable the holder to purchase shares of the Company's common stock at a price of $1.00 through June 1998. A total of 100,000 of these warrants were exercised in January and February, 1997. In connection with an extension of a portion of this debt, an additional 40,000 warrants with a value of approximately $40,000 were issued entitling the holder to purchase shares of the Company's common stock at a price of $0.703 per share through June 1998.

         In October 1997, the Company issued 205,000 warrants to an advisor in connection with an agreement to provide public relations services. The warrants entitle the holder to purchase shares of the Company's common stock as follows:
125,000 shares at a price of $0.6875 through September 1998, 40,000 shares at a price of $1.0313 through March 1999, and 40,000 shares at a price of $1.375 through September 1999. These warrants were valued at $150,000.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.       STOCK WARRANTS (CONTINUED):

         In connection with the issuance of the Company's Series G preferred stock in 1997, the Company issued 850,000 warrants to holders of the Series G Preferred. These warrants enable the holders to purchase shares of the Company's common stock at a price of $1.00 through August 2002.

         In connection with the Company's October 1997 Offering, the Company issued 3,948,202 warrants to investors involved in the transaction. The warrants entitled the holders to purchase 2,829,334 shares of the Company's common stock at a price of $0.625 through November 2002 and 1,118,868 shares at a price of $0.791 through December 2002. In connection with the termination of this agreement in January 1998, the investors agreed to return all 3,948,202 warrants to the Company to be canceled, as described in Note 14.

Preferred Stock Warrants

         In February 1995, the Company issued 75,000 warrants to purchase shares of its Series C preferred stock. These warrants are exerciseable at $50.00 per share until February 9, 1998. Each share of Series C preferred stock is further convertible into 10 shares of the Company's common stock. These warrants expired unexercised in February 1998.

Summary

         The following is a summary of stock warrant activity (Preferred stock warrants are accounted for as common stock on an "as if converted" basis):

                                             NUMBER OF
                                               SHARES       EXERCISE PRICE
                                             ---------      --------------
Warrants outstanding at
January 1, 1996.........................     1,506,339       $  1.67-6.00

         Granted........................       510,910       $  1.00-7.89
         Exercised......................            --                 --
         Expired........................            --                 --
                                            ----------

Warrants outstanding at
December 31, 1996.......................     2,017,249       $  1.67-7.89

         Granted........................     5,118,202       $0.625-1.375
         Exercised......................      (100,000)      $       1.00
         Expired........................      (301,870)      $ 3.90-5.736
                                            ----------

Warrants outstanding at
December 31, 1997.......................     6,733,581       $ 0.625-7.89
                                            ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest was $129,109 and $22,730 for 1997 and 1996, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

                                                                                            1997          1996
                                                                                            ----          ----
Non-cash financing activities:

     Issuance of warrants in connection with debt.................................         40,000        200,000

     Issuance of warrants and common shares for services provided.................        254,595             --

     Recognition of the forfeiture of shares related to stock compensation
     increasing additional paid-in capital........................................         20,896         87,866

     Financing costs in connection with stock issuance deducted from proceeds.....        172,540      1,030,130

     Receivable from shareholders.................................................        250,000             --

     Conversion of accounts payable and accrued liabilities into common shares....        365,415             --

     Conversion of notes payable into common shares...............................        155,373             --


11.      COMMITMENTS AND CONTINGENCIES:

Original Agreement with MCC

         During 1994 and 1995, management elected to increase the Company's efforts to develop its proprietary DFE technology. While these efforts were scaled back in 1996 and 1997, significant management effort and resources continue to be applied to the DFE technology which utilizes one of the Company's proprietary diamond technologies. The Company entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation ("MCC") to cross-license and pool technologies. The agreement gives the Company exclusive world-wide license to manufacture flat panel displays using the joint technology as well as rights to royalties on sales of the technology.

January 1995 Amendment with MCC

         In January 1995, the MCC agreement was modified to make the Company solely responsible for licensing the technology and gave the Company the ability to maintain its exclusive rights to the technology. In exchange for this modification, the Company agreed to pay MCC $500,000 in cash and to deliver 223,256 shares of its common stock and warrants to purchase 22,326 shares of the Company's common stock at a price of $5.375. The initial term of the exclusivity extended to 1996. Should MCC locate a qualified sublicensing candidate after that time, the Company can maintain its exclusive rights to the technology by paying an exclusivity fee to MCC of $41,666 per month. Additionally, the Company will pay MCC a royalty equal to 0.9% of sales of DFED-related products to third parties. The exclusivity and royalty agreements were modified by the December 1997 agreement described below.

April 1995 Agreements with MCC

         In April 1995, the Company entered into further agreements with MCC to acquire substantially all of the leasehold improvements and equipment associated with MCC's electronics packaging and display fabrication facility in Austin, Texas. The facility was previously being used by MCC for consortium research and DFED fabrication

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

and development under previous agreements between MCC and the Company. Under the agreement, DTO signed a three year lease on the 28,000 square facility for a monthly rental of approximately $25,000. Additionally, the Company assumed lease commitments of approximately $750,000 over the next two years on equipment currently leased by MCC. The Company placed $730,000 in cash related to these lease commitments on deposit with the lender to pay down the remaining lease commitments. These lease commitments were paid in full during 1997. The Company paid cash of $925,000 in the transaction and committed to provide MCC $925,000 in services or common stock over the next two years. In addition, the Company was relieved of approximately $1,800,000 in rental commitments associated with its previous services and facilities arrangement with MCC.

         In connection with the Company's acquisition of MCC's electronics packaging and display fabrication assets, the Company acquired non-exclusive licenses to 144 MCC patents and other related technology. Under the licenses, the Company must pay MCC a royalty of up to 3%, subject to a maximum cumulative royalty of $2,000,000. Additionally, the Company is required to have paid a cumulative minimum royalty of $500,000 on or before December 31, 1997 and a cumulative minimum royalty of $1,000,000 on or before December 31, 2000.

December 1997 Amendment with  MCC

         In December 1997, the Company further amended its agreements with MCC whereby MCC transferred and assigned its rights in 62 DFE related patents to the Company. In exchange for the transfer, the Company agreed to pay a royalty fee of 2% of commercial revenues related to products using these patents. The Company has the right to offset one half of the costs of maintaining these patents against any royalty fees due. The Company and MCC also agreed to renegotiate the terms of the remaining agreements with MCC, to alter the royalty terms and to restructure the amount and timing of the minimum payments due described in the preceding paragraph. No agreement has yet been reached, however, the remaining balance due in connection with the minimum royalty payment described in the preceding paragraph has been deferred. As of December 31, 1997, the Company has paid $145,000 in royalties and costs of maintaining the patents and accrued $355,000 as additional amounts due under the minimum royalty agreement.

DiaGasCrown Venture

         In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia through February 1997. This research can be in the form of travel and service performed by the Company's employees in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays. According to its internal records, the Company has spent approximately $2,000,000 on this research through December 31, 1997. Further spending in Russia has been halted since 1996 pending agreement as to the nature and amount of the services to be performed in Russia for the remaining balance to be spent under the original agreement.

Government contracts

         Governmental contractors are subject to many levels of audit and investigation. Among United States agencies that oversee contract performance are: the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Commerce, the Department of Justice and Congressional Committees. The Company's management believes that an audit or investigation, if any, as a result of such oversight would not have any material adverse effect upon the Company's financial condition or results of operations.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

Impact of the Year 2000 Issue

         The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including , among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. These vendors all have upgrades available which correct the Year 2000 issue. It is the Company's plan to purchase the upgraded software, where required, prior to December 31, 1998 to insure adequate time for implementation. The cost of these upgrades will be negligible and is not expected to have a material effect on the operations of the Company. If such upgrades were not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has determined that it is not vulnerable to a third party's failure to remediate its own Year 2000 Issues at either significant suppliers or large customers. The Company has also determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

Legal Proceedings

         On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time. At this time the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intend to continue to vigorously defend this action.

         In September 1997, the Company filed suit against a former employee to protect certain technology rights that it licensed from the former employee. The ex-employee filed a countersuit seeking unspecified damages related to alleged violations of agreements in 1994 and 1995. The Company considers this countersuit to be without merit and believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position, results of operations, or cashflows.

Employment agreement

         The Company has an employment agreement with Dr. Zvi Yaniv, its President and Chief Operating Officer, which was entered into on June 1, 1996. Under the terms of this agreement Dr. Yaniv was to be paid a base salary of $125,000 per year. Quarterly performance goals were to be mutually agreed to by the Company and Dr. Yaniv at the beginning of each quarter during the first year of the employment agreement; thereafter, such goals are determined at the beginning of each year of the employment agreement. If Dr. Yaniv's goals for the four quarters ending June 30, 1997 were reached, his salary was to be retroactively adjusted to $200,000 per year, effective as of June 1, 1996. His salary was adjusted to $150,000 per year as of November 1, 1996. The agreement is cancelable upon 30 days notice by either party.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

12.      CONCENTRATIONS OF CREDIT RISK:

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 1997 and 1996, the Company had no amounts on deposit in excess of the Federal Deposit Insurance Corporation insurance limit; however, for limited periods of time during the year, bank balances may exceed such limits.

         The Company's receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. corporations. The Company has not incurred any material losses on these receivables.

13.      SEGMENT INFORMATION:

         The Company had revenues from government contracts of approximately $854,000 and $2,869,000 in 1997 and 1996, respectively. The majority of the government contracts are cost reimbursement contracts. As a result, the Company realizes little or no gain or loss in the performance of these contracts. The Company's contracts involving the United States government are or may be subject to various risks, including unilateral termination for the convenience of the government. As of December 31, 1997, the Company had no material commitment for government funding beyond that date.

14.      RELATED PARTY TRANSACTIONS:

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

         As described in Note 5, the Company has notes payable to its Chief Executive Officer.

15.      SUBSEQUENT EVENTS:

         In January 1998, the Company agreed to terminate the stock subscription agreements related to its October 1997 Offering. As described in Note 7, in exchange for the Company's agreement to terminate the agreement, the investors returned 318,868 shares of the Company's common stock, paid $250,000 in cash, and agreed to return 3,948,202 warrants to purchase the Company's common stock.

         In March 1998, the Company borrowed $250,000 from a shareholder for working capital purposes. The note is a 90 day note secured by the assets of DTO and bearing interest at a rate of 15%. In connection with this loan, the shareholder also received warrants enabling the holder to purchase 400,000 shares of the Company's common stock at $0.15 per share, which approximated the market price of the common stock on the date the note was issued.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth the names, ages and certain information concerning the Directors of the Company. Additional information on Marc W. Eller and Dr. Zvi Yaniv and all information concerning executive officers may be found under the caption "EXECUTIVE OFFICERS" on page 8 of this Annual Report on Form 10-KSB.

     Name               Age       Class     Position                   Director Since            Term Expires
     ----               ---       -----     --------                   --------------            ------------
Lee B. Arberg            30        I        Director                   May 1996                      1998
Marc W. Eller            42        I        Director, Chairman,        November 1995                 1998
                                            Chief Executive Officer
David R. Sincox          59        I        Director                   October 1994                  1998
Dr. Zvi Yaniv            49        III      Director, President,       July 1996
                                            Chief Operating Officer                                  1998
Philip C. Shaffer        62        II       Director                   March 1992                    1998
Igor Leontiev            54        II       Director                   April 1997                    1998
Ronald J. Berman         40        III      Director                   May 1996                      1999

--------------------

         Mr. Arberg has been a Director since May 1996. Mr. Arberg founded Hemisphere Trading Company ("Hemisphere"), a registered investment advising firm, in June 1992. Mr. Arberg manages the overall operations of Hemisphere and serves as its Chief Investment Officer. Prior to the formation of Hemisphere, Mr. Arberg was a financial analyst with Cummins Engine Company, specializing in the strategic acquisitions of private companies with revenues of $75-$250 million.

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

         Igor. Leontiev, Ph.D., has been a Director since April, 1997. Dr. Leontiev previously served as a Director from March 1995 through September 1996. Since 1964, Dr. Leontiev has worked with Gazprom, the national gas company of Russia. He currently serves as the president of DiaGasCrown, a subsidiary of Gazcomplektimpex and Gaxprom.

         Mr. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W, Eller and has been its President since 1989. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit. Prior to 1989, Mr. Berman was an attorney in private practice.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities of Exchange Act of 1934 requires the Company's Officers and Directors, and persons who beneficially own more than 10 % of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10% of the Company's Common Stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1997 through December 31, 1997, all its Officers, Directors , and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 1997, 1996 and 1995 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                Annual Compensation                 Compensation
                                                     --------------------------------------------   ------------

                                                                                     Other           Securities
                                                                                     Annual          Underlying
         Name and Position                Year       Salary($)     Bonus($)    Compensation($)(5)   Options(#)(6)
         -----------------                ----       ---------     --------    ------------------   -------------
         Marc W. Eller,                   1997       $150,000           -0-              -0-            42,500
         Chief Executive Officer(1)       1996       $ 51,932       $15,000          $ 9,005            90,000

         Zvi Yaniv, President and         1997       $150,000           -0-           24,170           270,000
         Chief Operating Officer(2)       1996         82,131           -0-           32,338         1,000,000

         Trey Fecteau,                    1997        106,375       $10,000              -0-            42,500
         Senior  Vice President           1996        107,061           -0-            9,529            90,000
         and Secretary(3)

         Doug  Baker, Vice President      1997        115,000           -0-              -0-            45,000
         and Chief Financial Officer(4)   1996         76,326       $ 5,000              -0-           100,000

----------------------

(1) Mr. Eller commenced employment with the Company on July 25, 1996. Salary in 1997 includes $138,750 paid during the year and $11,250 voluntarily deferred by Mr. Eller to assist the Company's cashflow.

(2) Dr. Yaniv commenced employment with the Company on May 8, 1996. Salary in 1997 includes $141,250 paid during the year and $8,750 voluntarily deferred by Dr. Yaniv to assist the Company's cashflow.

(3) Mr. Fecteau commenced employment with the Company on January 1, 1996. Prior to that date, Mr. Fecteau performed consulting services for the Company. Mr. Fecteau resigned as Senior Vice President and Secretary effective January 16, 1998.

(4) Mr. Baker commenced employment with the Company on June 17, 1996. Salary in 1997 includes $106,375 paid during the year and $8,625 voluntarily deferred by Mr. Baker to assist the Company's cashflow.

(5) None of the Named Executive Officers received perquisites which exceed in value the lesser of $50,000 or 10% of such officers' salary and bonus with the exception of Dr. Yaniv and Mr. Eller. Dr. Yaniv received reimbursement of living expenses totaling $20,070 and $29,541 in 1997 and 1996, respectively, and was provided use of a Company owned automobile valued at $4,100 and $2,797 in 1997 and 1996, respectively. Mr. Eller received reimbursement of moving expenses totaling $9,005 in 1996.

(6) 1997 options include options issued in 1996 but repriced in 1997 in the following amounts. Mr. Eller - 22,500, Dr. Yaniv - 250,000, Mr. Fecteau
         - 22,500, and Mr. Baker - 25,000.




                           STOCK OPTION GRANTS IN 1997

         The Company has an Amended and Restated 1992 Stock Option Plan which may be used to grant employees, including officers of the Company, incentive stock options designed to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 1997.

                              Number of            Percent of Total
                       Securities Underlying      Options Granted to
                               Options                Employees in              Exercise
         Name             Granted(#)(1)(2)        in Fiscal Year 1997     or Base Price ($/sh)       Expiration Date
         ----             ----------------        -------------------     --------------------       ---------------
Marc W. Eller                 20,000(3)                  2.64%                    $1.125                 7/28/2007
                              22,500(4)                  2.97%                    $ 2.00                 11/1/2006
Dr. Zvi Yaniv                 20,000(3)                  2.64%                    $1.125                 7/28/2007
                             250,000(4)                 33.03%                    $ 2.00                 5/31/2006
Trey Fecteau                  20,000(3)                  2.64%                    $1.125                 7/28/2007
                              22,500(4)                  2.97%                    $ 2.00                 11/1/2006
Douglas P. Baker              20,000(3)                  2.64%                    $1.125                 7/28/2007
                              25,000(4)                  3.30%                    $ 2.00                 6/17/2006

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

(3) These options became exerciseable in full on the date of the grant, July 28, 1997.

(4) These options were issued in 1996, but as described in the option repricing table, were repriced in 1997. The market price of the Company's common stock was $1.125 at the time the options were repriced to $2.00. More information on this repricing is identified in the "Options Repricing Table" below.

                       AGGREGATED OPTION EXERCISES IN 1997
                     AND OPTION VALUES AT DECEMBER 31, 1997


         The following table sets forth certain information concerning the number and value of the options held by the named executives at December 31, 1997. There were no options exercised by the named executive officers during the fiscal year ended December 31, 1997 and accordingly no value realized. Based upon the closing price of $0.375 per share of the Common Stock on December 31, 1997, on the NASDAQ Small Cap Market, these options were not in-the-money options at that date.

                                              Number of Unexercised Options at December 31, 1997
                                              --------------------------------------------------
Name                                                       Exercisable/Unexercisable
----                                                       -------------------------
Marc W. Eller                                                   42,500 /  67,500
Dr. Zvi Yaniv                                                  420,000 / 600,000
Trey Fecteau                                                    68,125 /  41,875
Douglas P. Baker                                               120,000 / 120,000


                         DIRECTOR COMPENSATION FOR 1997

                                      Cash Compensation                       Security Grants
                                      -----------------                       ---------------
             Name(1)                  Meeting Fees ($)(2)     Number of Securities Underlying Options(#)(3)
             -------                  -------------------     ---------------------------------------------
         Lee B. Arberg                         650                                 20,000
         David R. Sincox                       800                                 20,000
         Philip C. Shaffer                   1,050                                 50,000
         Igor Leontiev                         150                                  6,520
         Ronald J. Berman                    1,000                                 20,000
         Dr. Robert Johnson(4)                 700                                  5,589
         Walter Cunningham(5)                  400                                  2,137


(1) Directors who are also executives of the Company are not listed in the above table. They do not receive compensation as Directors. Refer to the Summary Compensation Table for information concerning their compensation.

(2) All Directors receive the standard fees: $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. The reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by the Company; this amount is not reflected in the above table.

(3) All outside Directors of the Company participate in the Company's Outside Directors Plan, under which the Company may grant stock options to any Director who is not a full time salaried employee of the Company. All of these options in this table were granted on July 28, 1997 at a price of $1.125. These option grants became exerciseable in full on that date.

(4) Dr. Johnson became a Director in April 1997 and resigned as a Director in January 1998.

(5) Mr. Cunningham became a Director in June 1997 and resigned as a Director in December 1997.

         In July 1997, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted to Directors under the Outside Directors Option Plan. A total of 42,096 options were repriced. The Company reduced the exercise price to $2.00 for 25% of all options priced above $2.00 for all persons who were Directors of the Company at the time of the repricing. The original exercise price of these options ranged from $2.31 to $5.50. The market price of the Company's common stock at the time the exercise price of these options was reduced was $1.125 per share.

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

                             EMPLOYMENT AGREEMENTS

         The Company has an employment agreement (the "Employment Agreement") with Dr. Zvi Yaniv, its President and Chief Operating Officer, which was entered into on June 1, 1996. Under the terms of this agreement Dr. Yaniv was to be paid a base salary of $125,000 per year. Quarterly performance goals were to be mutually agreed to by the Company and Dr. Yaniv at the beginning of each quarter during the first year of the Employment Agreement; thereafter, such goals are determined at the beginning of each year of the Employment Agreement. If Dr. Yaniv's goals for the four quarters ending June 30, 1997 were reached, his salary was to be retroactively adjusted to $200,000 per year, effective as of June 1, 1996. It was determined that those goals were not reached. Dr. Yaniv's salary was adjusted to $150,000 per year effective as of November 1, 1996. If Dr. Yaniv's goals for the annual period ended June 30, 1998 are reached, the Company shall pay Dr. Yaniv a one-time bonus of $100,000.

         In addition, Dr. Yaniv was granted options to acquire 1,000,000 shares of the Company's Common Stock under the Company's Amended and Restated 1992 Stock Option Plan. 100,000 of these options vested upon execution of the Employment agreement. An additional 100,000 options vested on December 31, 1996, an additional 200,000 options vested at December 31, 1997, and the remainder of these options vest at the rate of 200,000 per year on each of December 31, 1998, 1999, and 2000. These options are exerciseable at a price of $4.00 per share of the Company's Common Stock for 75% of each block and $2.00 per share for 25% of each block. See the "Options Repricing Table" below for additional information.

         The Company also provides Dr. Yaniv with the use of an automobile owned by the Company and paid for his reasonable living expenses in Austin, Texas until June 1, 1997. This employment agreement may be terminated by either party, with or without cause, by giving 30 days notice of termination to the other party.

                             OPTION REPRICINGS TABLE

         The Named Executive Officers listed in the table below had the identified stock option grants repriced during the Company's fiscal years ended December 31, 1997 and 1996.

                                                                                                                  Length
                                        Number of                                                               of Original
                                       Securities       Market Price          Exercise                          Option term
                                       Underlying         of Stock              Price                            Remaining
                                        Options          at Time of           at Time of         New            at Date of
                                      Repriced or       Repricing or         Repricing or      Exercise         Repricing or
Name                        Date       Amended(#)       Amendment($)         Amendment($)      Price($)         Amendment(1)
----                        ----       ----------       ------------         ------------      --------         ------------
Marc Eller,
Chief Executive
Officer                    7/28/97        22,500            $1.125              $  3.00          $2.00         9 yr., 3 mnths

Dr. Zvi Yaniv,
President and
Chief Operating            7/28/97       250,000            $1.125              $  4.00          $2.00         8 yr., 9 mnths
Officer                   10/17/96     1,000,000            $ 1.50                   (2)         $4.00         9 yr., 7 mnths

Trey Fecteau,              7/28/97         9,375            $1.125              $  3.00          $2.00         9 yr., 3 mnths
Senior Vice                7/28/97         8,750            $1.125              $  4.00          $2.00         8 yr., 5 mnths
President and              7/28/97         4,375            $1.125              $  4.00          $2.00         8 yr., 6 mnths
Secretary                 10/17/96        35,000            $ 1.50              $ 6.625          $4.00         9 yr., 2 mnths
                          10/17/96        17,500            $ 1.50              $7.4375          $4.00         9 yr., 3 mnths

Doug Baker,
Vice President
and Chief Financial
Officer                    7/28/97        25,000            $1.125              $  4.00          $2.00         8yr., 9 mnths

(1) The original ten-year terms and the vesting schedules of each grant repriced were not changed with the repricing of the options listed in this table.

(2) Prior to repricing, the options in this grant were to be priced at the market price on the vesting date of the options granted. The 100,000 options of this grant that had vested at June 1, 1996 were priced at $5.00 per share of Common Stock. No other options pursuant to this grant had vested as of the repricing date.

         The options that were repriced in 1997 for the above referenced Named Executive Officers were repriced as part of a plan approved by the Board of Directors on July 28, 1997. On that date, 25% of all options held by employees employed by the Company on that date that had an exercise price in excess of $2.00 per share were changed to reduce the exercise price to $2.00. As of that date the Company's Common Stock was trading at $1.125 per share. For the majority of employees, the options were granted prior to the issuance of the Company's Series E and F Convertible Preferred Stock. The ultimate conversion of the Series E and F Convertible Preferred Stock has caused a significant increase in the number of shares of the Company's Common Stock outstanding and decreased the value of the options granted under the Company's Amended and Restated 1992 Stock Option Plan. To adjust for this, the Board reduced the exercise prices as indicated.

         The options that were repriced in 1997 for the above referenced Named Executive Officers were repriced as part of a plan approved by the Board of Directors on July 28, 1997. On that date, 25% of all options held by employees employed by the Company on that date that had an exercise price in excess of $2.00 per share were changed to reduce the exercise price to $2.00. As of that date the Company's Common Stock was trading at $1.125 per share.




Marc W. Eller
Philip C. Shaffer
David R. Sincox            Directors                           March 30, 1998
Ronald J. Berman
Igor Leontiev
Dr. Zvi Yaniv

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the Company's voting stock as of March 17, 1998, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class of the Company. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.


----------------------------------------------------------------------------------------------------------
                                                                         Shares Owned           Percent of
   Title of Class                   Name and Address                     Beneficially              Class
----------------------------------------------------------------------------------------------------------
Common Stock                 None

----------------------------------------------------------------------------------------------------------
Series A Preferred           Evan Street                                      100                    100%
Stock                        12100 Technology Blvd.
                             Austin, TX 78727

----------------------------------------------------------------------------------------------------------
Series E Preferred           Leonardo, L.P.                                    30                  22.06%
Stock                        c/o Trident Trust Co., Ltd.
                             Elizabeth Square
                             P.O. Box 84
                             Grand Cayman, Cayman Islands BWI

                             -----------------------------------------------------------------------------
                             Nelson Partners                                   31                  22.79%
                             c/o Leeds Management Services, Ltd.
                             129 Front Street
                             Hamilton, Bermuda HM 12
                             -----------------------------------------------------------------------------
                             Olympus Securities Ltd.                           31                  22.79%
                             c/o Leeds Management Services, Ltd.
                             129 Front Street
                             Hamilton, Bermuda HM 12
                             -----------------------------------------------------------------------------
                             Raphael L.P.                                      18                  13.24%
                             245 Park Ave, 2nd floor
                             New York, NY 10167
                             -----------------------------------------------------------------------------
                             GAM L.P.                                           9                   6.62%
                             1080 Holcomb Bridge Rd., Ste 285
                             Roswell, GA 30076
                             -----------------------------------------------------------------------------
                             AG Superfund                                       9                   6.62%
                             1080 Holcomb Bridge Rd., Ste 285
                             Roswell, GA 30076
                             -----------------------------------------------------------------------------
Series F Preferred           Thomas Kernaghan & Co. Limited                   898                  83.07%
Stock                        356 Bay Street Tenth Floor
                             Toronto, Ontario Canada M5H 2V2
                             -----------------------------------------------------------------------------
                             Stanley B. Dickson, Jr.                          183                  16.93%
                             15621 Winding Pointe Drive
                             Grosse Pointe Park, Mi 48230
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Series G Preferred           William W. Gow                                   100                   5.88%
Stock                        4747 Sunset Blvd.
                             Los Angeles, CA 90027
                             -----------------------------------------------------------------------------
                             John Green Company                               100                   5.88%
                             220 Victor
                             Highland Park, MI 48203
                             -----------------------------------------------------------------------------
                             Pinnacle Fund L.P.                               200                  11.76%
                             4965 Preston Park Blvd., Ste 240
                             Plano, TX 75093
                             -----------------------------------------------------------------------------
                             J. Brad Carter, M.D.                             200(1)               11.76%
                             9330 Park Crest Blvd. #300
                             Knoxville, TN 37923
                             -----------------------------------------------------------------------------
                             George F. Valassis                               200                  11.76%
                             Franklin Enterprises
                             520 Lake Cook Rd., Suite 380
                             Deerfield, IL 60015
                             -----------------------------------------------------------------------------
                             Nicholas Martin Living Trust                     200                  11.76%
                             3113 South University Dr., #600
                             Ft. Worth, TX 76109
                             -----------------------------------------------------------------------------
                             Michael Scott Bleckman Family Trust              200                  11.76%
                             295 Shadowood Lane
                             Northfield, IL 60093
----------------------------------------------------------------------------------------------------------

--------------------

(1)      Includes 50 shares issued in the name of J. Brad Carter, M.D., IRA.

SECURITY OWNERSHIP OF MANAGEMENT

         Set forth below is certain information with respect to beneficial ownership of the Company's Common Stock as of March 10, 1998, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of Common Stock listed.

                                                         COMMON STOCK
                                                          BENEFICIAL            PERCENTAGE
                  NAME                                    OWNERSHIP(1)           OF CLASS
                  ----                                    ------------           --------
                  Philip C. Shaffer                          185,202                 *

                  David R. Sincox                            101,213                 *

                  Igor Leontiev(2)                             6,520                 *

                  Marc W. Eller                              373,813                1.39%

                  Ronald J. Berman                           661,660                2.46%

                  Lee B. Arberg                               21,000                 *

                  Dr. Zvi Yaniv                              431,000                1.60%

                  Trey Fecteau                                20,000                 *

                  Douglas P. Baker                           142,000                 *

                  All Executive Officers and Directors
                  as a group (9 persons)                   1,942,408                7.23%

-------------------------

*        Less than 1%

(1) Included in the amounts indicated are shares which are subject to options exerciseable within sixty(60)-days of March 17, 1998 pursuant to Rule 13-3(d)(1) of the Securities Exchange Act of 1934, as amended. The number of such shares are 112,500 for Mr. Shaffer; 40,000 for Mr. Sincox; 27,500 for Mr. Eller; 21,095 for Mr. Berman; 21,000 for Mr. Arberg; 420,000 for Mr. Yaniv; 20,000 for Mr. Fecteau; 120,000 for Mr. Baker; 6,520 for Mr. Leontiev and 788,615 for the Directors and executive officers as a group. Also included in this amount are shares which are subject to warrants that are exerciseable within sixty (60) days of March 17, 1998. The number of such shares are 32,517 shares for each of Mr. Eller and Mr. Berman.

(2) Igor Leontiev serves as the President of DiaGasCrown, a subsidiary of Gazcomplektimpex. Gazcomplektimpex owns 1,230,130 shares of Common Stock. Mr. Leontiev disclaims any beneficial ownership of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with its capital raising activities, the Company has utilized the services of BEG Enterprises, Inc. ("BEG"). Marc W. Eller and Ronald
J. Berman, Directors of the Company, each own 50% of the common stock of BEG. In connection with these services, BEG received $16,000 per month from November 1995 through April 1996 for a total of $96,000. BEG also received $78,295 in February 1996 in connection with these services provided to the Company and warrants to purchase a total of 65,034 shares of the Company's Common Stock. 15,034 of these warrants were priced at $7.89 per share, payable to the Company upon exercise, and 50,000 of these warrants were priced at $6.30 per share, payable to the Company upon exercise. The Company believes that such payments are comparable to those that would have been made to other non-affiliated firms for comparable services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Index to Exhibits on page 60 for a descriptive response to this item.

         (b)      Reports on Form 8-K:

                  (1) Current report on Form 8-K dated October 28, 1997 (Item 5
                      - Other Events)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SI DIAMOND TECHNOLOGY, INC.

                                             By:      /s/ Marc W. Eller
                                                --------------------------------
                                                    Marc W. Eller,
                                                    Chief Executive Officer
March 30, 1998

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                            Date
---------                           -----                                            ----
/s/  Marc W. Eller                  Chairman, Chief Executive                    March 30, 1998
------------------------------      Officer (Principal Executive Officer and
Marc W. Eller                       Director)


/s/ Douglas P. Baker                Vice President and                           March 30, 1998
------------------------------      Chief Financial Officer
Douglas P. Baker                    (Principal Financial Officer)


Philip C. Shaffer*
David R. Sincox*
Igor Leontiev*                      Directors                                    March 30, 1998
Ronald J. Berman*
Lee B. Arberg*
Dr. Zvi Yaniv*

*By:     /s/ Douglas P. Baker
    --------------------------------
         (Douglas P. Baker,
         Attorney-in-Fact)

                                INDEX TO EXHIBITS

                  The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.


-------------------------------------------------------------------------------------------------
EXHIBIT                                                                              SEQUENTIALLY
NUMBER                     DESCRIPTION OF EXHIBIT                                   NUMBERED PAGE
-------------------------------------------------------------------------------------------------
  2.1*       Stock Purchase Agreement by and among SI Diamond Technology, Inc.,
             SDI Acquisition Corp., Plasmatron Coatings and Systems, Inc., Bawa
             Singh, Robert Williams, and Gaylord Evey, dated as of May 28,1993
             (Exhibit 2.1 to the Company's Current Report on Form 8-K dated May
             28, 1993).
-------------------------------------------------------------------------------------------------
3(I).1*      Amended and Restated Articles of Incorporation of Company, as filed
             February 14, 1997 with the Secretary of State for the State of
             Texas (Exhibit 3.1 to the Company's Current Report on Form 8-K
             dated as of February 14, 1997).
-------------------------------------------------------------------------------------------------
3(I).2*      Statement of Resolutions Establishing and Designating the Company's
             Series F Preferred Stock, as filed with the Secretary of State of the State of Texas on March 10, 1997. (Exhibit 3.1 to the Company's
             Report on Form 8-K dated as of March 7, 1997).
-------------------------------------------------------------------------------------------------
3(I).3*      Amendment to Amended and Restated Articles of Incorporation of the
             Company amending the Company's Series E Preferred Stock, as filed with the Secretary of State of the State of Texas on May 1, 1997
             (Exhibit 3(I).1 to the Company's Current Report on Form 8-K dated as of August 4, 1997).
-------------------------------------------------------------------------------------------------
3(I).4*      Statement of Resolution Establishing and Designating the Company's
             Series G Preferred Stock, as filed with the Secretary of State of the State of Texas on June 11, 1997 (Exhibit 3.1 to the Company's
             Current Report on Form 8-K dated as of July 25, 1997).
-------------------------------------------------------------------------------------------------
3(I).5*      Amendment to Amended and Restated Articles of Incorporation of the
             Company amending the Company's Series F Preferred Stock, as filed with the Secretary of State of the State of Texas on August 4, 1997
             (Exhibit 3(I).2 to the Company's Current Report on Form 8-K dated as of August 4, 1997).
-------------------------------------------------------------------------------------------------
3(II).1*     Amended and Restated Bylaws of the Company (Exhibit 3(II) to the
             Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
-------------------------------------------------------------------------------------------------
  4.1*       Form of Certificate for shares of the Company's common stock
             (Exhibit 4.1 to the Company's Registration Statement on Form SB-2
             (No.33-51446-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  4.2*       Form of Certificate for Shares of the Company's Series C Preferred
             Stock (Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB
             for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------
  4.3*       Form of Subscription Agreement and Purchaser Questionnaire by and
             between SI Diamond Technology, Inc. and BEG Enterprises and related purchasers, effective as of June 20,1995, concerning the sale and issuance of Common Stock (Exhibit 4.1 to the Company's Quarterly
             Report on Form l0-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------
  4.4*       Underwriting Agreement dated as of August 27, 1993, and effective as of September 7, 1993, between the Company and GH Securities,
             Ltd. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB
             for the fiscal quarter ended September 30, 1995).
-------------------------------------------------------------------------------------------------
  4.5*       Form of Placement Agreement dated as of July 19, 1995, by and between the Company and Columbus Asset Management Limited (Exhibit
             4.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995).
-------------------------------------------------------------------------------------------------
  4.6*       Form of Warrant in connection with Placement Agreement dated as of
             July 19, 1995, by and between the Company and Columbus Asset
             Management Limited (Exhibit 4.3 to the Company's Quarterly Report
             on Form 10-QSB for the fiscal quarter ended September 30, 1995).
-------------------------------------------------------------------------------------------------
  4.7*       Form of Underwriter's Warrant (Exhibit 1.4 to the Company's
             Registration Statement on Form SB-2 (No. 33-51466-FW) dated January
             7, 1993).
-------------------------------------------------------------------------------------------------
  4.8*       Form of Subscription Agreement and Purchaser Questionnaire in
             connection with the Company's $1.5 million private placement of its
             Common Stock (Exhibit 4.1 to the Company's Current Report on Form
             8-K dated as of January 19, 1996).
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
EXHIBIT                                                                              SEQUENTIALLY
NUMBER                     DESCRIPTION OF EXHIBIT                                   NUMBERED PAGE
-------------------------------------------------------------------------------------------------
  4.9*       Form of Regulation D Subscription Agreement in connection with the private placement of the Company's Series E Preferred Stock
             (Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of January 19, 1996).
-------------------------------------------------------------------------------------------------
  4.10*      Form of Registration Rights Agreement in connection with the private placement of the Company's Series E Preferred Stock
             (Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of January 19, 1996).
-------------------------------------------------------------------------------------------------
  4.11*      Form of Warrant issued to Swartz Investments, Inc. (Exhibit 4.5 to the Company's Current Report on Form 8-K dated as of January 19,
             1996).
-------------------------------------------------------------------------------------------------
  4.12*      Warrant to Purchase 150,000 shares of Common Stock at $3.90 per share issued to GH Securities, Ltd. exerciseable any time on or before February 21, 1999 (Exhibit 4.18 to the Company's Annual
             Report on form 10-KSB for the fiscal year ended December 31, 1995).
-------------------------------------------------------------------------------------------------
  4.13*      Rights Agreement dated February 21, 1996, among the Company, GH
             Securities, Ltd. and David M. Klausmeyer (Exhibit 4.19 to the
             Company's Annual Report on Form 10-KSB for the fiscal year ended
             December 31, 1995).
-------------------------------------------------------------------------------------------------
  4.14*      Warrant to Purchase 60,000 shares of Common Stock at $6.50 per share issued to G.H. Securities, Ltd. exerciseable any time on or before February 21, 1999 (Exhibit 4.20 to the Company's Annual
             Report on Form 10-KSB for the fiscal year ended December 31, 1995).
-------------------------------------------------------------------------------------------------
  4.15*      Warrant to Purchase 55,000 shares of Common Stock at $5.50 per share issued to David M. Klausmeyer exerciseable any time on or before February 21, 1999 (Exhibit 4.21 to the Company's Annual
             Report on Form 10-KSB for the fiscal year ended December 31, 1995).
-------------------------------------------------------------------------------------------------
  4.16*      Form of Warrant to purchase Common Stock of the Company issued in connection with the loan of $1,000,000 to Diamond Tech One, Inc.
             (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of October 30, 1996).
-------------------------------------------------------------------------------------------------
  4.17*      Form of Regulation D Subscription Agreement by and between the
             Company and the Holders of the Company's Series F Preferred Stock
             (Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of March 7, 1997).
-------------------------------------------------------------------------------------------------
  4.18*      Form of Registration Rights Agreement by and between the Company and Holders of the Company's Series F Preferred Stock (Exhibit 4.4
             to the Company's Current Report on Form 8-K dated as of March 7,
             1997).
-------------------------------------------------------------------------------------------------
  4.19*      Form of Subscription Agreement by and between the Company and
             Holders of the Company's 8% Convertible Debentures (Exhibit 4.1 to
             the Company's Current Report on Form 8-K dated as of March 7,
             1997).
-------------------------------------------------------------------------------------------------
  4.20*      Form of the Company's 8% Convertible Debenture (Exhibit 4.2 to the
             Company's Current Report on Form 8-K dated as of March 7, 1997).
-------------------------------------------------------------------------------------------------
  4.21*      Form of Regulation D Subscription Agreement by and between the
             Company and the Holders of the Company's Series G Preferred Stock
             (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of July 25, 1997).
-------------------------------------------------------------------------------------------------
  4.22*      Form of Registration Rights Agreement by and between the Company and the Holders of the Company's Series G Preferred Stock (Exhibit
             4.2 to the Company's Current Report on Form 8-K dated as of July
             25, 1997).
-------------------------------------------------------------------------------------------------
  4.23*      Form of Warrant by and between the Company and the Holders of the
             Company's Series G Preferred Stock (Exhibit 4.3 to the Company's
             Current Report on Form 8-K dated as of July 25, 1997).
-------------------------------------------------------------------------------------------------
  4.24*      Form of Regulation D Subscription Agreement by and between the
             Company and the October 1997 Selling Shareholders dated as of
             October 27, 1997 (Exhibit 4.38 to the Company's Registration
             Statement on Form S-3 (No. 333-38941) dated as of October 28,
             1997).
-------------------------------------------------------------------------------------------------
  4.25*      Form of Registration Rights Agreement by and between the Company and the October 1997 Selling Shareholders (Exhibit 4.39 to the
             Company's Registration Statement on Form S-3 (No. 333-38941) dated as of October 28, 1997).
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
EXHIBIT                                                                              SEQUENTIALLY
NUMBER                     DESCRIPTION OF EXHIBIT                                   NUMBERED PAGE
-------------------------------------------------------------------------------------------------
  4.26*      Form of Warrant by and between the Company and the October 1997
             Selling Shareholders (Exhibit 4.40 to the Company's Registration
             Statement on Form S-3 (No. 333-38941) dated as of October 28,
             1997).
-------------------------------------------------------------------------------------------------
  10.1*      License Agreement between the Company and the University of Texas
             (Dallas) relating to the commercialization of Amorphic Diamond coatings (Exhibit 10.8 to the Company's Registration Statement on
             Form SB-2 (No. 33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  10.2*      SBIR Phase II Research Agreement between the Company and The United
             States Army Strategic Defense Command relating to the N-Type Doping of Diamond (Exhibit 10.9 to the Company's Registration Statement on
             Form SB-2 (No.33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  10.3*      SBIR Phase II Research Agreement between the Company and The Office of Naval Research relating to Atomic layer Epitaxial Grown of
             Diamond (Exhibit 10.10 to the Company's Registration Statement on
             Form SB-2 (No. 33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  10.4*      SBIR Phase I Research Agreement between the Company and NASA
             Johnson Space Center relating to Amorphous Diamond Protective
             Coatings for Exposed Surfaces in low Earth Orbit. Representative of
             the ten Phase I contracts currently active between the Company and several government agencies (Exhibit 10.11 to the Company's
             Registration Statement on Form SB-2 (No. 33-51466-FW) dated January
             7, 1993).
-------------------------------------------------------------------------------------------------
  10.5*      Agreement between the Company and Microelectronics and Computer
             Technology Corporation relating to flat panel diamond display screen project (Exhibit 10.12 to the Company's Registration
             Statement on Form SB-2 (No. 33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  10.6*      Revised License Agreement between the Company and the University of
             Texas (Dallas) relating to worldwide exclusive rights to the commercialization of Amorphic Diamond(TM) coatings (Exhibit 10.19 to the Company's Registration Statement on Form SB-2 (No.
             33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  10.7*      License Agreement between the Company and McDonnell Douglas
             Corporation relating to a new method of producing high temperature
             CVD diamond (Exhibit 10.20 to the Company's Registration Statement
             on Form SB-2 (No.33-51466-FW) dated January 7, 1993).
-------------------------------------------------------------------------------------------------
  10.8*      Master Agreement between Microelectronics and Computer Technology
             Corporation and the Company dated September 7, 1993, to cross license and pool technologies related to diamond-based field emitter displays and diamond-based cold cathodes (Exhibit 10.20 to the Company's Quarterly Report on Form l0-QSB/A for the fiscal quarter ended September 30, 1993).
-------------------------------------------------------------------------------------------------
  10.9*      Memorandum of Terms between the Company and Microelectronics and
             Computer Technology Corporation dated August 16, 1994 (Exhibit
             10.19 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994).
-------------------------------------------------------------------------------------------------
  10.10*     Amendment No.1 to the Patent and Know-How Cross-License Agreement
             between Microelectronics and Computer Technology Corporation and
             the Company dated June 7, 1994 (Exhibit 10.20 to the Company's
             Annual Report on Form 10-KSB for the fiscal year ended December 31,
             1994).
-------------------------------------------------------------------------------------------------
  10.11*     Option, Share and Warrant purchase Agreement dated February 9,
             1995, by and between the Company and DiaGasCrown, Inc. (Exhibit
             10.1 to the Company's Quarterly Report on Form 10-QSB for the
             fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------
  10.12*     Warrant granted to Gazcomplektimpex to purchase 61,500 shares of the Company's Series C Preferred Stock (Exhibit 10.2 to the
             Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
EXHIBIT                                                                              SEQUENTIALLY
NUMBER                     DESCRIPTION OF EXHIBIT                                   NUMBERED PAGE
-------------------------------------------------------------------------------------------------
  10.13*     Warrant granted to East/West Technology Partners, Ltd. to purchase
             13,500 shares of the Company's Series C Preferred Stock (Exhibit
             10.3 to the Company's Quarterly Report on Form 10-QSB for the
             fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------
  10.14*     Teaming Agreement dated February 9, 1995 between the Company and
             Diagascrown, Inc. (Exhibit 10.5 to the Company's Quarterly Report
             on Form 10-QSB for the fiscal quarter ended March 31, 1995).
-------------------------------------------------------------------------------------------------
  10.15*     Amendment No. 2 to the Patent and Know-How Cross License Agreement
             dated January 19, 1995, which is Attachment 1 to the Master
             Agreement between Microelectronics and Computer Technology
             Corporation and the Company (Exhibit 10.8 to the Company's
             Quarterly Report on Form 10-QSB for the fiscal quarter ended March
             31, 1995).
-------------------------------------------------------------------------------------------------
  10.16*     Packaging and Interconnect Technology Patent and Know-How License
             Agreement by and between Microelectronics and Computer Technology
             Corporation and SI Diamond Technology, Inc. dated April 21, 1995
             (Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for
             the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------
  10.17*     Rapid Prototyping/Laser Customization Technology Patent and
             Know-How License Agreement by and between Microelectronics and
             Computer Technology Corporation and SI Diamond Technology, Inc.
             dated April 21, 1995 (Exhibit 10.3 to the Company's Quarterly
             Report on Form 10-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------
  10.18*     Lease Agreement between Crow-Gottesman-Hill #6, as Landlord, and
             Diamond Tech One, Inc., as Tenant, concerning premises located at
             12100-A Technology Boulevard, Austin, Texas 77827 (Exhibit 10.4 to
             the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------
  10.19*     Form of Lease Agreement between Aetna Life Insurance Company, as
             Landlord, and Diamond Tech One, Inc., as Tenant, concerning premises located at 12112 Technology Boulevard, Austin, Texas 77827
             (Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for
             the fiscal quarter ended June 30, 1995).
-------------------------------------------------------------------------------------------------
  10.20*     Patent and Technology License effective as of February 11, 1993, by and between Company and the Board of Regents of the University of
             Texas System (Exhibit 10.2 to the Company's Quarterly Report on
             Form 10-QSB for the fiscal quarter ended September 30, 1995).
-------------------------------------------------------------------------------------------------
  10.21*     Asset Purchase Agreement by and among Microelectronics and Computer
             Technology Corporation, SI Diamond Technology, Inc. and Diamond
             Tech One, Inc. dated April 21, 1995 (Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-QSB for the fiscal quarter ended June
             30, 1995).
-------------------------------------------------------------------------------------------------
  10.22*     Amendment No.3 to the Patent and Know-How Cross-License Agreement
             executed n October 17, 1995, between the Company and
             Microelectronics and Computer Technology Corporation (Exhibit 4.15
             to the Company's Registration Statement on Form S-3 dated January
             26, 1996).
-------------------------------------------------------------------------------------------------
  10.23*     Joint Development Agreement dated May 25, 1995 between the Company and Supertex, Inc. (Confidential Treatment has been requested for portions of this Exhibit 10.34).
-------------------------------------------------------------------------------------------------
  10.24*     Consulting Agreement between the Company and BEG Enterprises, Inc.
             (Exhibit 10.01 to the Company's Quarterly Report on Form 10-QSB for
             the fiscal quarter ended March 31, 1996).
-------------------------------------------------------------------------------------------------
  10.25*     Contract #01-96/01C between the Company and Microelectronics
             Systems dated February 16, 1996 (Exhibit 10.02 to the Company's
             Quarterly Report on Form 10-QSB for the fiscal quarter ended March
             31, 1996).
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
EXHIBIT                                                                              SEQUENTIALLY
NUMBER                     DESCRIPTION OF EXHIBIT                                   NUMBERED PAGE
-------------------------------------------------------------------------------------------------
  10.26*     Contract no. 27 in 02/96 between the Company and High Technologies dated February 25, 1996 (Exhibit 10.03 to the Company's Quarterly
             Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
-------------------------------------------------------------------------------------------------
  10.27*     Contract no. 26 in 02/96 between the Company and High Technologies dated February 25, 1996 (Exhibit 10.04 to the Company's Quarterly
             Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
-------------------------------------------------------------------------------------------------
  10.28*     Amended and Restated 1992 Stock Option Plan of the Company (Exhibit
             10.2 to the Company's Quarterly Report for the fiscal Quarter ended
             June 30, 1996).
-------------------------------------------------------------------------------------------------
  10.29*     Amended and Restated 1992 Outside Directors' Stock Option Plan
             (Exhibit 10.3 to the Company's Quarterly Report for the fiscal quarter ended June 30, 1996).
-------------------------------------------------------------------------------------------------
  10.30*     Form of agreement by and among the Holders of the Company's Series
             E Preferred Stock and the Company concerning agreements relating to the Series E Preferred Stock (Exhibit 10.1 to the Company's Current
             Report on Form 8-K dated as of September 25, 1996).
-------------------------------------------------------------------------------------------------
  10.31*     Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996 (Exhibit 10.1 to the Company's report on Form
             10-QSB for the fiscal quarter ended September 30, 1996).
-------------------------------------------------------------------------------------------------
  10.32*     Termination of Technology Cooperation Agreement between the Company and Philips Components B.V. dated as of October 4, 1996 (Exhibit
             10.2 to the Company's Quarterly Report on Form 10-QSB for the
             fiscal quarter ended September 30, 1996).
-------------------------------------------------------------------------------------------------
  10.33*     Form of Promissory Note payable by Diamond Tech One, Inc. for
             $250,000 in connection with the loan of $1,000,000 to Diamond Tech
             One, Inc. (Exhibit 10.1 to the Company's Report on Form 8-K dated as of October 30, 1996).
-------------------------------------------------------------------------------------------------
  10.34*     Form of Guaranty by the Company in Connection with loan of
             $1,000,000 to Diamond Tech One, Inc. (Exhibit 10.2 to the Company's
             Current Report on Form 8-K dated as of October 30, 1996).
-------------------------------------------------------------------------------------------------
  10.35*     Form of Loan and Security Agreement in connection with loan of
             $1,000,000 to Diamond Tech One, Inc. (Exhibit 10.3 to the Company's
             Current Report on form 8-K dated as of October 30, 1996).
-------------------------------------------------------------------------------------------------
    11       Computation of (Loss) per Common Share
-------------------------------------------------------------------------------------------------
    21       Subsidiaries of the Company.
-------------------------------------------------------------------------------------------------
    24       Powers of Attorney
-------------------------------------------------------------------------------------------------
  27.1       Financial Data Schedule (for SEC use only)
-------------------------------------------------------------------------------------------------
  27.2       Restated Financial Data Schedule (for SEC use only)
-------------------------------------------------------------------------------------------------