Form 10QSB
period 1998-03-31
SI DIAMOND TECHNOLOGY INC
filed 1998-05-14
CIK 891417

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

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

         As of May 12, 1998, the registrant had 33,924,507 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format.
                                 Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I  Financial Information                                                                            PAGE
         Item 1.  Financial Statements

              Consolidated Balance Sheets--March 31, 1998 and December 31, 1997........................    3

              Consolidated Statements of Operations--Three Months Ended
                March 31, 1998 and 1997................................................................    4

              Consolidated Statements of Cash Flows--Three Months Ended
                March 31, 1998 and 1997................................................................    5

              Notes to Consolidated Financial Statements...............................................    6

         Item 2.  Management's Discussion and Analysis or Plan of Operation............................    9

Part II  Other Information

         Item 5.  Other Information....................................................................   13

         Item 6.  Exhibits and Reports on Form 8-K.....................................................   13

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                      ASSETS                                              MARCH 31,      DECEMBER 31,
                                                                                             1998            1997
                                                                                        -------------   -------------

Current assets:
   Cash and cash equivalents..........................................................  $      93,548   $       1,000
   Accounts receivable, trade.........................................................        204,064         448,042
   Receivables from shareholders......................................................             --         250,000
   Inventory..........................................................................         13,965              --
   Prepaid expenses and other assets..................................................         67,340          80,128
                                                                                        -------------   -------------
     Total current assets.............................................................        378,917         779,170
   Property, plant and equipment, net.................................................      1,680,803       1,841,419
   Intangible assets, net.............................................................         13,500          15,000
                                                                                        -------------   -------------
     Total assets.....................................................................  $   2,073,220   $   2,635,589
                                                                                        =============   =============

                           LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:
   Bank overdraft.....................................................................  $          --   $     156,686
   Accounts payable...................................................................      1,282,333       1,272,958
   Notes payable......................................................................      1,500,598         550,000
   Accrued liabilities................................................................      1,339,673         892,553
   Billings in excess of costs and estimated earnings on uncompleted contracts........          5,100           6,000
                                                                                        -------------   -------------
     Total current liabilities........................................................      4,127,704       2,878,197
Notes payable, long-term..............................................................             --         437,593
Commitments and contingencies.........................................................             --              --
Stockholders' deficit:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized; Series A convertible, 100 shares issued and
       outstanding....................................................................            100             100
     Series E convertible, 101 and 196 shares issued and
       outstanding, respectively......................................................            101             196
Series F convertible, 902 and 1,081 shares issued and
       outstanding, respectively......................................................            902           1,081
     Series G convertible, 1,700 shares issued and
       outstanding....................................................................          1,700           1,700
Common stock, $.00l par value, 120,000,000 shares authorized,
   28,738,356 and 24,238,356 shares issued and
   outstanding, respectively..........................................................         28,738          24,239
Additional paid-in capital............................................................     50,528,591      50,386,816
Accumulated deficit...................................................................    (52,614,616)    (51,094,333)
                                                                                        -------------   -------------
     Total stockholders' deficit......................................................     (2,054,484)       (680,201)
                                                                                        -------------   -------------
     Total liabilities and stockholders' deficit......................................  $   2,073,220   $   2,635,589
                                                                                        =============   =============


    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                         1998              1997
                                                                      -----------      ------------
Revenues............................................................  $   338,220       $ 1,012,827
                                                                      -----------       -----------

Cost of sales.......................................................      814,703         1,189,294
Selling, general and administrative
   expenses.........................................................      692,271           851,534
Research and development............................................      282,020           154,180
                                                                      -----------       -----------

   Operating costs and expenses.....................................    1,788,994         2,195,008

   Loss from operations.............................................   (1,450,774)       (1,182,181)

Other income (expense), net........................................       (69,509)           49,873
                                                                      ------------      -----------

       Net loss.....................................................  $(1,520,283)      $(1,132,308)
                                                                      ============      ===========

Less preferred stock dividend.......................................      (71,063)         (278,216)
                                                                      -----------       -----------

Net loss applicable to common stockholders..........................  $(1,591,346)      $(1,410,524)
                                                                      ===========       ===========


Basic and diluted net loss per common share.........................  $     (0.06)      $     (0.11)
                                                                      ===========       ===========


Average shares outstanding..........................................   26,050,306        13,401,083
                                                                      ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ---------------------------
                                                                                 1998           1997
                                                                             ------------   ------------
Cash flows from operating activities:
       Net loss............................................................. $ (1,520,283)  $ (1,132,308)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization expense................................      219,446        260,003
       Services provided for payment of MCC notes...........................           --        (73,284)
       Changes in assets and liabilities:
         Accounts receivable, trade.........................................      243,978        372,884
         Notes receivable...................................................           --        (85,000)
         Costs and estimated earnings in excess of billings on uncompleted
           contracts........................................................           --       (293,891)
         Inventory..........................................................      (13,965)         5,452
         Prepaid expenses...................................................       12,788         26,671
         Accounts payable and accrued liabilities...........................      456,495     (1,262,962)
         Billings in excess of costs and estimated earnings on uncompleted
           contracts........................................................         (900)       341,172
                                                                             ------------   ------------
              Total adjustments.............................................      917,842       (708,955)
                                                                             ------------   ------------
         Net cash used in operating activities..............................     (602,441)    (1,841,263)
                                                                             ------------   ------------
Cash flows from investing activities:
       Capital expenditures.................................................      (44,035)       (20,710)
       Proceeds from the sale of equipment..................................       15,710        117,910
                                                                             ------------   ------------
         Net cash provided by (used in) investing activities................      (28,325)        97,200
                                                                             ------------   ------------
Cash flows from financing activities:
       Repayment of notes payable...........................................           --        (57,296)
       Bank overdraft.......................................................     (156,686)            --
       Proceeds from notes payable..........................................      580,000        500,000
       Restricted cash......................................................           --         25,240
       Proceeds of stock issuance, net of costs.............................      300,000      1,627,500
                                                                             ------------   ------------
         Net cash provided by financing activities..........................      723,314      2,095,444
                                                                             ------------   ------------
Net increase in cash and cash equivalents...................................       92,548        351,381
Cash and cash equivalents, beginning of period..............................        1,000         16,290
                                                                             ------------   ------------
Cash and cash equivalents, end of period.................................... $     93,548   $    367,671
                                                                             ============   ============

    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1997 has been derived from the audited financial statements at that date.

2.   Supplemental Cash Flow Information:

     No cash was paid for interest for the three months ended March 31, 1998. Cash paid for interest for the three months ended March 31, 1997 was $47,143.

3.   Capital Stock.

     Under the terms of an August 1997 agreement between the Company and its Series F preferred stock shareholders, the Company was obligated to renegotiate the agreement if the Company's stock price did not exceed $1.50 per share by October 12, 1997. The share price did not exceed the specified level by that date and as a result, the Company and the Series F preferred stock shareholders reached a new agreement in March 1998 whereby the Series F preferred stock shareholders are allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998 into the Company's common stock. The conversion price for each month shall be the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 was $0.15. Upon submission for conversion, the Company has the right to redeem the preferred shares for 107.5% of the original purchase price.

     In January 1998, the Company received proceeds of $50,000 for the issuance of 250,000 shares of its common stock at a price of $0.20 per share. Subsequent to the end of the quarter, in May 1998, the Company received proceeds of $47,000 for the issuance of a total of 470,000 shares of its common stock at a price of $0.10 per share. The Company is in the process of filing a registration statement to register these shares.

      As described in greater detail in the Company's 1997 Annual Report on Form 10-KSB, in January 1998, the Company and certain holders of its common stock terminated a subscription agreement that had been signed in October 1997. In connection with the termination of this agreement, the Company received cash proceeds of $250,000 in January 1998. In addition, the investors returned 318,868 shares of the Company's common stock and forfeited warrants giving them the right to purchase 3,948,202 shares of the Company's common stock.

4.    Notes Payable

      During the quarter ended March 31, 1998, the Company borrowed a total of $580,000 from shareholders of the Company to be used for working capital purposes. The notes are primarily 90 day notes bearing interest at a rate of 15% per annum. The assets of Diamond Tech One, Inc.,("DTO)" a wholly-owned subsidiary of the Company are pledged as collateral for $400,000 of these notes. An additional $100,000 of proceeds were received in April 1998 in connection with the same secured loan agreement. In connection with this secured loan agreement, the shareholder also received warrants enabling the holder to purchase a total of 600,000 shares of the Company's common stock at $0.15 per share, which approximated the market price of the common stock on the date the agreement was made. These warrants were assigned a value of $0.16 per share. The resulting discount is being amortized as interest expense over the life of the notes. $10,000 of the unsecured notes payable are payable to the Company's President.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Contingencies

Customer Claim at Plasmatron Coatings and Systems, Inc.

     On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. No trial date has been set at this time, although it is expected to be no later than September 1999. At this time, the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

Customer Claim at Diamond Tech One, Inc.

     On April 16, 1998, Alpine Microsystems, Inc. ("Plaintiff"), a customer of DTO, filed a complaint with the Supreme Court of the State of California, County of Santa Clara. The Complaint names DTO and the Company as defendants. Plaintiff claims a breach of contract related to $271,000 advanced to DTO against work to be performed under certain purchase orders issued by Plaintiff. At the time the suit was filed, work was completed on certain of these purchase orders and in process on others. The Plaintiff claims that DTO has failed to supply the agreed upon services. Plaintiff seek to recover all amounts paid to DTO in connection with these purchase orders as well as attorneys' fees, punitive damages, costs of the suit, interest, and other relief as the court may deem appropriate. The Company believes that this suit is without merit and intends to vigorously defend this action. At this time, the outcome can not be predicted with any certainty and the potential liability, if any, is unknown, however management believes the ultimate resolution of this claim will not have a material effect on the financial statements or financial condition of the Company.


Outlook

     At March 31, 1998, the Company had a deficit in stockholder's equity of $2,054,484 and current liabilities exceeded current assets by $3,748,787. As discussed in the Company's 1997 Annual Report on Form 10-KSB, survival of the Company has been on a day to day basis. As described in Note 7, the Company has signed an agreement to sell the majority of the operating assets of DTO. Cash proceeds from this transaction will improve the financial condition of the Company, however upon completion of this transaction, the Company will still have a stockholders' deficit in excess of $1.5 million and current liabilities will still exceed current assets by a significant amount. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. In order to have time to implement this plan, the Company is dependent upon the continued cooperation of its creditors. Upon completion of the DTO transaction, the Company will have existing resources to enable it to maintain its planned operations for a period of approximately 30 to 45 days from the date of this filing. The Company expects to be able to obtain additional resources during this time period to enable it to complete the implementation of its plan.

     The Company's plan is primarily dependent on raising funds through strategic partners and debt offerings as well as raising revenues and reducing expenses. The Company expects to sell certain of DTO's intangible assets that are not being sold in the present transaction as well as to possibly sell some of the excess equipment not included in the present transaction. As a result of the reduction in operating activity related to the disposition of the DTO operating assets, the Company plans to significantly reduce other costs including selling, general, administrative, and interest cost. This reduction in costs would mean that the Company would require significantly reduced amounts of capital to fund its ongoing operations. In addition, the Company is seeking additional strategic partners to invest in both its Electronic Billboard Technology, Inc. and Field Emission Picture Element Technology, Inc. subsidiaries to allow these subsidiaries

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to continue development of commercial products. It is anticipated that any such strategic partners would receive a minority interest in the subsidiaries of not more than 20% as a result of their investment. It is anticipated that the Company would retain a majority interest of at least 80% in each of these subsidiaries. It is the Company's plan that these investments would allow each of these subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until its plan can be fully implemented.

     This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products, and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. If adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development, testing and production of its products, and associated overhead costs, or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. No assurance can be given that there will be no change that would cause available resources to be consumed before such time or that other sources of funding will be available. Such results could materially and adversely affect the Company.

DiaGasCrown Venture

     In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock Company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas Company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia through February 1997. This research can be in the form of travel and service performed by the Company's employees in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays. According to its internal records, the Company has spent approximately $2,000,000 on this research. Further spending in Russia has been halted since 1996 pending agreement as to the nature and amount of the services to be performed in Russia for the remaining balance to be spent under the original agreement.

6.    Reporting Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss approximates the net loss reported.

7.   Subsequent events

     On May 8, 1998 the Company signed an agreement to sell the majority of the operating assets of DTO for a total price of approximately $2.2 million, of which $1.8 million was payable at closing and the remaining $400,000 was deposited in escrow. The purchaser has assumed the building lease on the DTO facility. The Company retained all cash, accounts receivable, certain equipment identified as excess, certain intangibles, and all liabilities. In connection with this transaction, all loans secured by the assets of DTO were paid from the proceeds of the sale and the liens were released by the noteholders.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     THREE MONTHS ENDED MARCH 31, 1998 AND 1997:

                                    OVERVIEW

     During the quarter ended March 31, 1998, the Company's primary revenues were earned through microelectronics fabrication and assembly services at its wholly owned subsidiary, Diamond Tech One, Inc. ("DTO"). The Company continued to incur substantial expenses in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company expects to incur additional research and development expenses throughout 1998 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product through its subsidiaries Field Emission Picture Element Technology ("FEPET") and Electronic Billboard Technology, Inc. ("EBT").

                               RECENT DEVELOPMENTS

     On May 8, 1998 the Company signed an agreement to sell the majority of the operating assets of DTO for a total price of approximately $2.2 million, of which $1.8 million was paid at closing and the remaining $400,000 was deposited in escrow. The purchaser has also assumed the building lease on the DTO facility. The Company retained all cash, accounts receivable, certain equipment identified as excess, certain intangibles, and all liabilities.

     In April 1998, the Company received proceeds of $100,000 in connection with a loan to a shareholder. The note is a 90 day note, bearing interest at a rate of 15% annum, and secured by the assets of DTO. As described in the notes to the financial statements, this note was repaid as part of the sale of the DTO assets.

     In May 1998, the Company received proceeds of $47,000 in exchange for the issuance of 470,000 shares of the Company's common stock at a price of $0.10 per share.

                              RESULTS OF OPERATIONS


     The Company's revenues for the first quarter ended March 31, 1998 (the "1998 Period") totaled $338,220 compared to $1,012,827 for the first quarter ended March 31, 1997 (the "1997 Period"). Commercial sales were $338,220 for the 1998 Period compared to $680,758 for the 1997 Period. The decrease in commercial revenues is the result of the Company's decision to shut down its Plasmatron Coatings and Systems, Inc. ("Plasmatron") subsidiary in the third quarter of 1997. Commercial revenues in the 1997 Period included $341,955 in revenues from Plasmatron. Commercial revenues for DTO were approximately the same in the 1998 and 1997 periods. DTO's backlog was approximately $532,000 at March 31, 1998 as compared with $381,000 at March 31, 1997. The Company had no contract research revenues for the 1998 Period compared with $332,069 for the 1997 Period. At March 31, 1998, the Company had no research backlog of anticipated future revenues from existing contracts, as compared with a backlog of approximately $656,000 at March 31, 1997. The decreased contract research revenue and backlog in the 1998 Period results from the completion of the spending of funds available to the Company under the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the second quarter of 1995. The NIST contract was intended to provide matching grants to facilitate further research and development on the Company's DFE technology. The Company is continuing to fund research and development of the DFE technology despite the unavailability of any further reimbursement for these costs. The Company's ability to perform the research on its backlog should not require significant addition of personnel.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     For the 1997 Period, the Company's costs of sales were $814,703, exceeding revenues by 141%, as compared with $1,189,294 or an excess of 17% over revenues for the 1997 Period. This decreasing margin resulted from a combination of factors. First, the shutdown of Plasmatron impacted the Company's overall gross margins. Plasmatron had a positive gross margin of approximately 30% in the 1997 Period. In addition, the Company had no reimbursed research and development in the 1998 period. While this did not affect the absolute dollar amount of the gross margin, it did affect the percentage. The existence of additional revenues and an equal amount of costs in 1997 had the effect of increasing the sales, thereby decreasing the percentage by which costs exceeded sales. Finally, the Company's DTO subsidiary had a negative margin of approximately 127% in the 1998 Period as compared with a negative margin of approximately 87 % in the 1997 Period. The negative margins at DTO are due to low utilization of its facility which has relatively high fixed costs associated with its clean rooms. The increase in negative margin from 1997 to 1998 is primarily the result of increased labor costs due to the addition of a second and third shift, as well as increased support labor to increase DTO's capacity. Customer orders during the 1998 quarter did not enable the Company to utilize this increased capacity. The Company's general and administrative expenses were $692,271 for the 1998 Period, compared with $851,534 for the 1997 Period. The expense decrease resulted from the Company's ongoing efforts to reduce costs and the elimination of general administrative costs associated with the Plasmatron facility. Company sponsored research and development expenses for the 1998 Period were $282,020 as compared to $154,180 for the 1997 Period. This increase in research expense is the result of the lack of availability of any outside funding for the Company's research projects. A portion of the research and development expenses incurred in the 1997 Period were reimbursed and therefore not included in the Company's research and development expenses. The Company expects to continue to incur expense in 1998 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures is dependent upon the amount of funding obtained from outside sources to support the research activities and level of spending on other internal activities.

                               FINANCIAL CONDITION

     At March 31, 1998, the Company had cash and cash equivalents in the amount of $93,548 as compared with cash and cash equivalents of $1,000 at December 31, 1997. This increase in cash is primarily the result of the proceeds of debt and equity transactions, less costs incurred in the 1998 Period. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

     As described in greater detail in the notes to the financial statements, the Company received proceeds of $300,000 from the issuance of common stock and $580,000 from the issuance of notes payable during the quarter ended March 31, 1998. A portion of these proceeds from financing activities were used to eliminate the bank overdraft that existed as of December 31, 1997. This resulted in net cash provided by financing activities of $723,314 for the 1998 Period. Cash provided by financing activities of $2,095,444 for the 1997 Period was substantially higher because of the issuance of the Company's Series F Preferred during that quarter.

     Cash used in operating activities was $602,441 for the 1998 Period compared to $1,841,263 for the 1997 Period. The decrease in the cash used by operating activities was primarily the result of a higher level of accounts payable and accrued liabilities during the 1998 Period which offset the increased operating loss in the 1998 Period. Accounts payable and accrued expenses increased by 456,495 during the 1998 period as compared to a decrease of $1,262,962 during the 1997 Period.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Cash used in investing activities during the 1998 Period was $28,325 as compared with cash provided by investing activities of $97,200 for the 1997 Period. The cash provided in the 1997 Period resulted primarily from the sale of excess equipment. The cash used in the 1998 Period resulted primarily from the purchase of equipment.

     The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of Common Stock or debt instruments. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised and it is unlikely that any significant proceeds from the exercise of warrants will be received in the near future. When the Company needs additional funds, the Company may seek to sell additional debt or equity securities, secure joint venture partnerships, or sell certain technology rights. The Company may seek to increase its liquidity through bank borrowings or other financing. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional financing in the future. Coopers & Lybrand L.L.P., independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Report of Independent Accountants" included in the Company's 1997 Annual Report on Form 10-KSB.

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

     As described in the notes to the consolidated financial statements, the Company has entered into an agreement to sell substantially all of the operating assets of DTO. In the quarter ended March 31, 1998, substantially all of the Company's revenue was from DTO. There is, however, a high fixed cost associated with the operation of DTO and as previously discussed, DTO operates at a negative gross margin. The Company anticipates that its overall loss will be substantially reduced once it no longer operates the DTO facility. In addition to no longer incurring the loss specifically associated with the DTO facility, the Company expects to also substantially reduce its general, administrative, and interest costs. The Company expects to generate additional funds by selling all or a portion of the DTO intangible assets being retained and possibly selling a portion of the excess equipment not being sold as a part of this transaction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     OUTLOOK


     At March 31, 1998, the Company had a deficit in stockholder's equity of $2,054,484 and current liabilities exceeded current assets by $3,748,787. As discussed in the Company's 1997 Annual Report on Form 10-KSB, survival of the Company has been on a day to day basis. As previously described, the Company has signed an agreement to sell the majority of the operating assets of DTO. Cash proceeds from this transaction will improve the financial condition of the Company, however upon completion of this transaction, the Company will still have a deficit in stockholders' deficit in excess of $1.5 million and current liabilities will still exceed current assets by a significant amount. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. In order to have time to implement this plan, the Company is dependent upon the continued cooperation of its creditors. Upon completion of the DTO transaction, the Company will have existing resources to enable it to maintain its planned operations for a period of approximately 30to 45 days from the date of this filing. The Company expects to be able to obtain additional resources during this time period to enable it to complete the implementation of its plan.

     The Company's plan is primarily dependent on raising funds through strategic partners and debt offerings as well as raising revenues and reducing expenses. The Company expects to sell certain of DTO's intangible assets that are not being sold in the present transaction as well as to possibly sell some of the excess equipment not included in the present transaction. As a result of the reduction in operating activity related to the disposition of the DTO operating assets, the Company plans to significantly reduce other costs including selling, general, administrative, and interest cost. This reduction in costs would mean that the Company would require significantly reduced amounts of capital to fund its ongoing operations. In addition, the Company is seeking additional strategic partners to invest in both its Electronic Billboard Technology, Inc. and Field Emission Picture Element Technology, Inc. subsidiaries to allow these subsidiaries to continue development of commercial products. It is anticipated that any such strategic partners would receive a minority interest in the subsidiaries of not more than 20% as a result of their investment. It is anticipated that the Company would retain a majority interest of at least 80% in each of these subsidiaries. It is the Company's plan that these investments would allow each of these subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until its plan can be fully implemented.

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

Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vi of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


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

                                   SI DIAMOND TECHNOLOGY, INC.
                                   (Registrant)



Date:    May 14, 1998              /s/ Marc W. Eller
                                   -------------------------------------
                                   Marc W. Eller
                                   Chairman and Chief Executive
                                   Officer (Principal Executive Officer)



Date:    May 14, 1998              /s/ Douglas P. Baker
                                   ------------------------------------------
                                   Douglas P. Baker
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

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

      27.1      Financial Data Schedule

      27.2      Financial Data Schedule (Restated 1997)