Form 10QSB
period 1998-06-30
SI DIAMOND TECHNOLOGY INC
filed 1998-08-07
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602


                           SI DIAMOND TECHNOLOGY, INC.
          (Exact name of Small Business Issuer as specified in charter)

                       TEXAS                           76-0273345
                     (State of                        (IRS Employer
                  Incorporation)                 Identification Number)

          3006 Longhorn Blvd., Suite 107
                   AUSTIN, TEXAS                          78758
      (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (512) 339-5020


     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X] No [ ]

     As of August 6, 1998, the registrant had 43,503,801 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.
                               Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I  Financial Information                                                                                     PAGE
                                                                                                                  ----

         Item 1.  Financial Statements

              Consolidated Balance Sheets--June 30, 1998 and December 31, 1997..................................    3

              Consolidated Statements of Operations--Three Months and Six Months Ended
                June 30, 1998 and 1997..........................................................................    4

              Consolidated Statements of Cash Flows--Six Months Ended
                June 30, 1998 and 1997..........................................................................    5

              Notes to Consolidated Financial Statements........................................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................   10

Part II  Other Information

         Item 5.  Other Information.............................................................................   14

         Item 6.  Exhibits and Reports on Form 8-K..............................................................   14



Signatures      ................................................................................................   15

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                    ASSETS                                                   JUNE 30,        DECEMBER 31,
                                                                               1998              1997
                                                                           ------------      ------------
Current assets:
   Cash and cash equivalents .........................................     $      3,979      $      1,000
   Accounts receivable, trade ........................................           63,208           448,042
   Receivables from shareholders .....................................               --           250,000
   Escrow funds receivable ...........................................          400,000                --
   Prepaid expenses and other assets .................................           57,733            80,128
                                                                           ------------      ------------
     Total current assets ............................................          524,920           779,170
   Property, plant and equipment, net ................................          227,101         1,841,419
   Intangible assets, net ............................................           12,000            15,000
                                                                           ------------      ------------
     Total assets ....................................................     $    764,021      $  2,635,589
                                                                           ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft ....................................................     $         --      $    156,686
   Accounts payable ..................................................        1,224,099         1,272,958
   Accrued liabilities ...............................................        1,233,200           892,553
   Notes payable .....................................................          358,093           550,000
   Billings in excess of costs and estimated earnings on uncompleted
     contracts .......................................................            4,770             6,000
                                                                           ------------      ------------
     Total current liabilities .......................................        2,820,162         2,878,197
Notes payable, long-term .............................................               --           437,593
Commitments and contingencies ........................................               --                --
Stockholders' equity:
   Convertible preferred stock, $1.00 par value, 2,000,000
     shares authorized; Series A, 100 shares issued and outstanding
       at June 30, 1998 and December 31, 1997 ........................              100               100
     Series E, 16 and 196 shares issued and outstanding
       at June 30, 1998 and December 31, 1997 ........................               16               196
     Series F, 365 and 1,081 shares issued and outstanding
       at June 30, 1998 and December 31, 1997 ........................              365             1,081
     Series G, 1,700 shares issued and outstanding
       at June 30, 1998 and December 31, 1997 ........................            1,700             1,700
Common stock, 120,000,000 shares authorized, $.00l par value,
   41,011,742 shares issued and outstanding at June 30, 1998;
   24,238,356 shares issued and outstanding at December 31, 1997 .....           41,012            24,239
Additional paid-in capital ...........................................       51,248,112        50,386,816
Accumulated deficit ..................................................      (53,347,446)      (51,094,333)
                                                                           ------------      ------------
     Total stockholders' equity ......................................       (2,056,141)         (680,201)
                                                                           ------------      ------------
     Total liabilities and stockholders' equity ......................     $    764,021      $  2,635,589
                                                                           ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        For the Three Months Ended        For the Six Months Ended
                                                                 June 30,                         June 30,
                                                      -----------------------------     -----------------------------
                                                          1998             1997             1998              1997
                                                          ----             ----             ----              ----
Revenues .........................................    $    112,446     $  1,028,048     $    450,666     $  2,040,875
                                                      ------------     ------------     ------------     ------------

Cost of sales ....................................         591,699        1,210,561        1,406,402        2,399,855
Selling, general and administrative expenses .....         562,951          955,676        1,255,222        1,807,210
Research and development .........................         303,672          151,064          585,692          305,244
                                                      ------------     ------------     ------------     ------------

     Operating costs and expenses ................       1,458,322        2,317,301        3,247,316        4,512,309

     Loss from operations ........................      (1,345,876)      (1,289,253)      (2,796,650)      (2,471,434)

Other income (expense)
     Loss on impairment of assets ................              --               --               --               --
     Gain (Loss) on disposal of assets ...........         820,697         (515,760)         820,697         (515,760)
     Other income (expense), net .................        (155,656)          77,119         (225,165)         126,992
                                                      ------------     ------------     ------------     ------------

Net loss .........................................        (680,835)      (1,727,894)      (2,201,118)      (2,860,202)

Less preferred stock dividend ....................         (18,262)        (263,268)         (89,325)        (541,484)
                                                      ------------     ------------     ------------     ------------

Net loss applicable to common shareholders .......    $   (699,097)    $ (1,991,162)    $ (2,290,443)    $ (3,401,686)
                                                      ============     ============     ============     ============

Net loss per common share ........................    $      (0.02)    $      (0.13)    $      (0.08)    $      (0.24)
                                                      ============     ============     ============     ============

Average shares outstanding .......................      34,436,519       15,065,460       30,600,328       14,327,869
                                                      ============     ============     ============     ============











               The accompanying notes are an integral part of the
                             financial statements,.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         1998            1997
                                                                     ------------    -----------


Cash flows from operating activities:
     Net loss ...................................................    $(2,201,118)    $(2,860,202)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization expense ....................        450,229         532,883
       Services provided for payment of MCC notes ...............             --         (74,495)
       Revaluation of stock warrants ............................             --              --
       (Gain) Loss on disposal of assets ........................       (820,697)        515,760
       Changes in assets and liabilities:
         Accounts receivable, trade .............................        384,834        (270,904)
         Notes receivable .......................................             --          15,000
         Costs and estimated earnings in excess of billings on
            uncompleted contracts ...............................             --         447,073
         Inventory ..............................................             --          41,081
         Prepaid expenses .......................................         22,395          44,165
         Accounts payable and accrued liabilities ...............        291,788      (1,475,508)
         Billings in excess of costs and estimated earnings on
           uncompleted contracts ................................         (1,230)        229,931
                                                                     -----------     -----------
              Total adjustments .................................        327,319           4,986
                                                                     -----------     -----------
         Net cash used in operating activities ..................     (1,873,799)     (2,855,216)
                                                                     -----------     -----------
Cash flows from investing activities:
       Capital expenditures .....................................        (46,194)        (12,345)
       Proceeds from the sale of equipment ......................      1,750,480         184,270
       Expenditures for intangible and other assets .............             --              --
                                                                     -----------     -----------
         Net cash provided by (used in) investing activities ....      1,704,286         171,925
                                                                     -----------     -----------
Cash flows from financing activities:
       Repayment of notes payable ...............................       (930,000)       (245,509)
       Bank overdraft ...........................................       (156,686)             --
       Proceeds from notes payable ..............................        780,000         500,000
       Bank line of credit .....................................             --         380,000
       Redemption of preferred stock ............................       (332,011)        (60,493)
       Proceeds of stock issuance, net of costs .................        811,189       2,355,312
                                                                     -----------     -----------
         Net cash provided by financing activities ..............        172,492       2,929,310
                                                                     -----------     -----------
Net increase in cash and cash equivalents .......................          2,979         246,019
Cash and cash equivalents, beginning of period ..................          1,000          53,516
                                                                     -----------     -----------
Cash and cash equivalents, end of the period ....................    $     3,979     $   299,535
                                                                     ===========     ===========

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

2.   Supplemental Cash Flow Information

     Cash paid for interest for the six months ended June 30, 1998 and 1997 was approximately $27,319 and $92,152, respectively.

3.   Capital Stock:

     Under the terms of an August 1997 agreement between the Company and its Series F preferred stock shareholders, the Company was obligated to renegotiate the agreement if the Company's stock price did not exceed $1.50 per share by October 12, 1997. The share price did not exceed the specified level by that date and as a result, the Company and the Series F preferred stock shareholders reached a new agreement in March 1998 whereby the Series F preferred stock shareholders are allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998 into the Company's common stock. The conversion price for each month shall be the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 was $0.15. Upon submission for conversion, the Company has the right to redeem the preferred shares for 107.5% of the original purchase price. As of June 30, 1998, 716 shares of the Series F preferred shares held as of March 17, 1998 have been converted under the terms of this agreement. An additional 179 shares were converted in July 1998 and the final 186 shares were converted in August 1998.

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

     In January 1998, the Company received proceeds of $50,000 for the issuance of 250,000 shares of its common stock at a price of $0.20 per share. In May 1998, the Company received proceeds of $47,000 in exchange for the issuance of 470,000 shares of the Company's common stock at a price of $0.10 per share and $425,000 in exchange for the issuance of 1,700,000 shares at a price of $0.25 per share. The Company filed a registration statement on June 17, 1998 to register these shares.

     As described in greater detail in the Company's 1997 Annual Report on Form 10-KSB, the Company has a convertible debenture outstanding that is convertible in to the Company's common stock at the option of the lender. During the quarter ended June 30, 1998, $200,000 of principal on this debenture was converted in to 1,469,199 shares of the Company's common stock at the request of the lender. Also as described in greater detail in the Company's 1997 Annual Report on Form 10-KSB, the Company had notes payable to shareholders that were convertible into the Company's common stock at the option of the lender. During the quarter ended June 30, 1998, $ 300,000 of principal plus the related accrued interest was converted into 2,531,198 shares of the Company's common stock. The shares issued as a result of the conversion of this note were registered on a registration statement dated June 17, 1998.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Notes Payable (continued)

     From January through April 1998, the Company borrowed a total of $680,000 from shareholders of the Company to be used for working capital purposes. The notes were primarily 90 day notes bearing interest at a rate of 15% per annum. The assets of Diamond Tech One, Inc.,("DTO)" a wholly-owned subsidiary of the Company were pledged as collateral for $500,000 of these notes. In connection with this secured loan agreement, the shareholder also received warrants enabling the holder to purchase a total of 600,000 shares of the Company's common stock at $0.15 per share, which approximated the market price of the common stock on the date the agreement was made. These warrants were assigned a value of $0.16 per share. The resulting discount is being amortized as interest expense over the life of the notes. These notes were repaid as part of the transaction in which the Company sold the majority of the operating assets of its DTO subsidiary in May 1998. The remaining unamortized balance of the discount was written off as interest expense at the time the loans were repaid.

     The remaining $180,000 of unsecured notes payable outstanding at the time of the sale of the DTO assets were also repaid from the sale proceeds. $10,000 of the unsecured notes payable were payable to the Company's President.

     In June 1998, the Company borrowed $100,000 from a shareholder. This note is a 60 day note secured by all assets of the company and bearing interest at a rate of 15%.

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

Customer Claim at Diamond Tech One, Inc.

     On April 16, 1998, Alpine Microsystems, Inc. ("Plaintiff"), a customer of DTO, filed a complaint with the Supreme Court of the State of California, County of Santa Clara. The Complaint names DTO and the Company as defendants. Plaintiff claims a breach of contract related to $271,000 advanced to DTO against work to be performed under certain purchase orders issued by Plaintiff. At the time the suit was filed, work was completed on certain of these purchase orders and in process on others. The Plaintiff claims that DTO failed to supply the agreed upon services. Plaintiff seeks to recover all amounts paid to DTO in connection with these purchase orders as well as attorneys' fees, punitive damages, costs of the suit, interest, and other relief as the court may deem appropriate. On August 4, 1998, the parties agreed to settle this dispute and appropriate agreements are being drafted. The Company agreed to repay to Plaintiff $145,000 of the funds advanced by Plaintiff in exchange for a release of all claims by Plaintiff. As described in greater detail in Note 6, a portion of the funds in escrow related to the sale of the assets of DTO were specifically designated to cover any potential liability that the Company had in this case and the settlement amount will be paid from the escrow account.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    Contingencies

DiaGasCrown Venture

     In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock Company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas Company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia through February 1997. This research can be in the form of travel and service performed by the Company's employees in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays. According to its internal records, the Company has spent approximately $2,000,000 on this research. Further spending in Russia has been halted since 1996 pending agreement as to the nature and amount of services to be performed in Russia for the remaining balance to be spent under the original agreement.

Outlook

     At June 30, 1998, the Company had a deficit in stockholder's equity of $2,056,141 and current liabilities exceeded current assets by $2,295,242. As of the date of this filing, the Company has resources, including commitments and the funds in escrow, to enable it to maintain operations for a period of approximately 60 days. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue, however, in order to have time to implement this plan, the Company is dependent upon the continued cooperation of its creditors. The Company expects to be able to obtain additional resources during this time period to enable it to complete the implementation of its plan.

     The Company's plan is primarily dependent on raising funds through strategic partners and debt offerings, as well as raising revenues and reducing expenses. The Company may consider additional equity offerings if other alternatives are not available to it. The Company expects to sell certain of DTO's intangible assets that were retained when DTO's operating assets were sold. As a result of the reduction in operating activity related to the disposition of the DTO operating assets, the Company has significantly reduced other costs including selling, general, administrative, and interest costs and expects to continue to reduce costs. This reduction in costs means that the Company requires significantly reduced amounts of capital to fund its ongoing operations. In addition, the Company is seeking additional strategic partners to invest in both its Electronic Billboard Technology, Inc. and Field Emission Picture Element Technology, Inc. subsidiaries to allow these subsidiaries to continue development of commercial products. It is the Company's plan that these investments would allow each of these subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until its plan can be fully implemented.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Business Developments (continued)

     On May 8, 1998 the Company signed an agreement to sell the majority of the operating assets of DTO for a total price of approximately $2.2 million, of which $1.8 million was paid at closing and the remaining $400,000 was deposited in escrow. A portion of the escrow account will be released in connection with the settlement of the Alpine lawsuit described in Note 5. The balance of the escrow account is scheduled to be released to the Company on September 5, 1998. The purchaser has the right to make claims against this escrow account in certain circumstances. The Company has been notified of no such claims against the account as of the filing date. The purchaser has also assumed the building lease on the DTO facility. As a result, the Company has relocated its offices to another leased facility in Austin, Texas. The relocation to this new smaller, less expensive facility has also reduced the Company's ongoing fixed overhead expense. The Company retained all cash, accounts receivable, certain equipment identified as excess, certain intangibles, and all liabilities. The Company is currently in the process of preparing to sell all or a portion of this intangible property, including patents and processes, to the extent that it is not required for the continued operation of its other businesses. In connection with this transaction, all loans secured by the assets of DTO were paid from the proceeds of the sale and the liens were released by the noteholders.


7.   Recent Accounting Pronouncements

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss approximates the net loss reported.


8.   Subsequent Events

     In July 1998, the Company received $90,000 and issued 600,000 shares of the Company's common stock as a result of the exercise of warrants for the Company's common stock.

     In July 1998, the Company borrowed $100,000 from a shareholder. This note is a 40 day note secured by all assets of the company and bearing interest at a rate of 15%.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                    OVERVIEW

     During the six months ended June 30, 1998, the Company's primary revenues were earned through microelectronics fabrication and assembly services at Diamond Tech One, Inc. ("DTO"). The Company continued to incur substantial expenses at Field Emission Picture Element Technology, Inc. ("FEPET") in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology and preproduction costs for wafer bumping at DTO, as well as product development costs at Electronic Billboard Technology, Inc. ("EBT"). In May 1998, the Company sold the majority of the operating assets of its DTO subsidiary to enable to it to pay off debt and reduce expenses so that it could focus on commercialization of its remaining products. As more fully discussed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997, the Company expects to incur additional research and development expenses throughout 1998 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product.

                               RECENT DEVELOPMENTS

     During the six months ended June 30, 1998, the Company raised a total of $522,000 to fund operations by issuing a total of 2,420,000 shares of its common stock for cash.

     In May 1998, the Company sold the majority of the operating assets of its DTO subsidiary for a total purchase price of approximately $2.2 million, $1.8 million of which was received at closing. The remaining $400,000 was deposited in escrow. The purchaser has also assumed the building lease on the DTO facility. The Company retained all cash, accounts receivable, certain equipment identified as excess, certain intangibles, and all liabilities.

     In June 1998, the Company and its independent auditor, Coopers & Lybrand L.L.P., terminated their relationship. The Company has had discussions with potential auditors, but not yet hired a successor auditor.

     In July 1998, the Company received $90,000 and issued 600,000 shares of the Company's common stock as a result of the exercise of warrants for the Company's common stock.

     In July 1998, the Company borrowed $100,000 from a shareholder. This note is a 40 day note secured by all assets of the company and bearing interest at a rate of 15%.

                              RESULTS OF OPERATIONS

     The Company's revenues for the second quarter ended June 30, 1998 totaled $112,446 compared to $1,028,048 for the second quarter of 1997. The Company earned $450,666 in revenues during the six month period ended June 30, 1998, (the "1998 Period") as compared with $2,040,875 during the six month period ended June 30, 1997 (the "1997 Period"). Commercial sales were $450,666 for the 1998 Period compared to $1,446,391 for the 1997 Period. This reduction in revenue during the 1998 Period resulted from the Company's decision to shut down its Plasmatron subsidiary in the third quarter of 1997 and the sale of the DTO operating assets in May 1998. The 1997 Period included $745,333 in revenue from Plasmatron. During the 1998 Period the Company had revenue of $403,036 from DTO, $46,400 from EBT, and $1,230 from FEPET. At June 30, 1998, the Company had a backlog of approximately $95,000, primarily at EBT. This is a substantial reduction compared to the backlog of approximately $678,000 at June 30, 1997, however the 1997 backlog included $574,000 from Plasmatron and $104,000 from DTO. There were no contract research revenues for the 1998 Period compared to $594,484 for the 1997 Period and the Company has no research backlog at the present time. The decreased contract research revenue and backlog in the 1998 Period results from the completion of the spending of funds available to

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

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

     For the 1998 Period, the Company's cost of sales were $1,406,402 or a negative gross margin of 212%, as compared with $2,399,855 or a negative gross margin of 18%, for the 1997 Period. This decreasing margin resulted from a combination of factors. First, the shutdown of Plasmatron impacted the Company's overall gross margins. Plasmatron had a positive gross margin of approximately 34% in the 1997 Period. In addition, the Company had no reimbursed research and development in the 1998 Period. While this did not affect the absolute dollar amount of the gross margin, it did affect the percentage. The existence of additional revenues and an equal amount of costs in 1997 had the effect of increasing the sales, thereby decreasing the percentage by which costs exceeded sales. Finally, the Company's DTO subsidiary had a negative margin of approximately 213% in the 1998 Period as compared with a negative margin of approximately 88 % in the 1997 Period. The negative margins at DTO are due to low utilization of its facility which has relatively high fixed costs associated with its clean rooms. The increase in negative margin from the 1997 Period to the 1998 Period is primarily the result of increased labor costs due to the addition of a second and third shift, as well as increased support labor to increase DTO's capacity. Customer orders during the 1998 Period did not enable the Company to utilize this increased capacity. The Company's selling, general and administrative expenses were $1,255,222 for the 1998 Period, compared with $1,807,210 for the 1997 Period. The expense decrease resulted from the Company's ongoing efforts to reduce costs and the elimination of general administrative costs associated with the Plasmatron and DTO facilities. Company sponsored research and development expenses for the 1998 Period were $585,692 as compared to $305,244 for the 1997 Period. This increase in research expense is the result of the lack of availability of any outside funding for the Company's research projects. A portion of the research and development expenses incurred in the 1997 Period were reimbursed and therefore not included in the Company's research and development expenses. The Company expects to continue to incur expense in 1998 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures is dependent upon the amount of funding obtained from outside sources to support the research activities and level of spending on other internal activities.

     In May 1998, the Company sold the majority of the operating assets of its DTO subsidiary. In addition, throughout the 1998 Period, the Company continued its efforts to sell excess equipment. As a result, the Company has recorded a gain on the sale of assets of $820,697 during the six months ended June 30, 1998. During the 1997 period, the Company had a loss of $515,760 on the disposal of assets as a result of the shutdown of its Plasmatron subsidiary. Other expense in the 1998 Period consisted entirely of interest expense.

                               FINANCIAL CONDITION

     At June 30, 1998, the Company had cash and cash equivalents in the amount of $3,979 as compared with cash and cash equivalents of $1,000 at December 31, 1997. This increase in cash is primarily the result of the proceeds of debt and equity transactions, less costs incurred in the 1998 Period. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

      As described in greater detail in the notes to the financial statements, the Company received proceeds of $811,189 from the issuance of common stock and $780,000 from the issuance of notes payable during the six months ended June 30, 1998. A portion of these proceeds from financing activities were used to eliminate the bank overdraft that existed as of December 31, 1997 and to redeem a portion of the Company's Series E Preferred stock. The Company also repaid $930,000 of notes payable during this period. This resulted in net cash provided by financing activities of $172,492 for the 1998 Period. Cash provided by financing activities of $2,929,310 for the 1997 Period was substantially higher because of the issuance of the Company's Series F Preferred and Series G Preferred during that time period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Cash used in operating activities was $1,873,799 for the 1998 Period compared to $2,855,216 for the 1997 Period. The decrease in the cash used by operating activities was primarily the result of a higher level of accounts payable and accrued liabilities during the 1998 Period which offset the increased operating loss in the 1998 Period. Accounts payable and accrued expenses increased by $291,788 during the 1998 Period as compared to a decrease of $1,475,598 during the 1997 Period.

     Cash provided by investing activities during the 1998 Period was $1,704,286 as compared with $171,925 for the 1997 Period. The cash provided in the 1998 Period resulted primarily from the sale of the DTO operating assets, while the cash provided in the 1997 Period resulted primarily from the sale of excess equipment.

     The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of Common Stock or debt instruments. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised and it is unlikely that any significant proceeds from the exercise of warrants will be received in the near future. When the Company needs additional funds, the Company may seek to sell additional debt or equity securities, secure joint venture partnerships, or sell certain technology rights. The Company may seek to increase its liquidity through bank borrowings or other financing. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional financing in the future. Coopers & Lybrand L.L.P., the former independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Report of Independent Accountants" included in the Company's 1997 Annual Report on Form 10-KSB.

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

     The Company anticipates that capital raised to date, including commitments received for future funding and cash that will be available from the DTO escrow account, will enable it to maintain its planned operations for approximately 60 days after the date of this filing. This belief is based on current development plans, the current state of the Company's business, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. No assurance can be given that there will be no change that would cause available resources to be consumed before such time. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development and associated overhead costs, or obtain funds through arrangements with other entities. Such results could materially and adversely affect the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                     OUTLOOK

     At June 30, 1998, the Company had a deficit in stockholder's equity of $2,056,141 and current liabilities exceeded current assets by $2,295,242. As of the date of this filing, the Company has resources, including commitments and the funds in escrow, to enable it to maintain operations for a period of approximately 60 days. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue, however in order to have time to implement this plan the Company is dependent upon the continued cooperation of its creditors. The Company expects to be able to obtain additional resources during this time period to enable it to complete the implementation of its plan.

     The Company's plan is primarily dependent on raising funds through strategic partners and debt offerings, as well as raising revenues and reducing expenses. The Company may consider additional equity offerings if other alternatives are not available to it. The Company expects to sell certain of DTO's intangible assets that were retained when DTO's operating assets were sold. As a result of the reduction in operating activity related to the disposition of the DTO operating assets, the Company has significantly reduced other costs including selling, general, administrative, and interest costs and expects to continue to reduce costs. This reduction in costs means that the Company requires significantly reduced amounts of capital to fund its ongoing operations. In addition, the Company is seeking additional strategic partners to invest in both its Electronic Billboard Technology, Inc. and Field Emission Picture Element Technology, Inc. subsidiaries to allow these subsidiaries to continue development of commercial products. It is the Company's plan that these investments would allow each of these subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until its plan can be fully implemented.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

     (b)  Reports on Form 8-K:

          (1) Current Report on Form 8-K (Item 2) dated as of May 8, 1998 (filed May 29, 1998).

          (2) Current Report on Form 8-K (Item 4) dated as of June 18, 1998 (filed June 25, 1998).

          (3) Current Report on Form 8-K (Item 5) dated as of June 18, 1998 (filed June 25, 1998).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SI DIAMOND TECHNOLOGY, INC.
                                         (Registrant)



Date:    August 7, 1998                             /s/ Marc W. Eller
                                         ------------------------------------
                                         Marc W. Eller
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:    August 7, 1998                             /s/ Douglas P. Baker
                                         -------------------------------------
                                         Douglas P. Baker
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting
                                         Officer)

                                INDEX TO EXHIBITS


The following documents are filed as part of this Report:

   Exhibit
   -------

       11         Computation of (Loss) Per Common Share

       13         Forward-Looking Statements and Important Factors Affecting
                  Future Results (pages ii - vi of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1997, incorporated by reference into the Quarterly Report on Form
                  10-QSB for the fiscal quarter ended June 30, 1998).

       27.1       Financial Data Schedule (for SEC use only)

       27.2       Financial Data Schedule Restated 1997 (for SEC use only)




*  Incorporated by reference