Form 10QSB
period 1998-09-30
SI DIAMOND TECHNOLOGY INC
filed 1998-11-12
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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

         As of November 6, 1998, the registrant had 44,113,801 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.
                                            Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I  Financial Information                                                                                     PAGE

         Item 1.  Financial Statements

              Consolidated Balance Sheets--September 30, 1998 and December 31, 1997.............................    3

              Consolidated Statements of Operations--Three Months and Nine Months Ended
                September 30, 1998 and 1997.....................................................................    4

              Consolidated Statements of Cash Flows--Nine Months Ended
                September 30, 1998 and 1997.....................................................................    5

              Notes to Consolidated Financial Statements........................................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................   12

Part II  Other Information

         Item 1.  Legal Proceedings.............................................................................   17

         Item 5.  Other Information.............................................................................   17

         Item 6.  Exhibits and Reports on Form 8-K..............................................................   16



Signatures      ................................................................................................   18

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                 ASSETS                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                             1998            1997
                                                                                        -------------   --------------
Current assets:
   Cash and cash equivalents..........................................................  $       4,542   $        1,000
   Accounts receivable, trade.........................................................         50,381          448,042
   Receivables from shareholders......................................................             --          250,000
   Escrow funds receivable............................................................        106,085               --
   Prepaid expenses and other current assets..........................................         52,789           80,128
                                                                                        -------------   --------------
     Total current assets.............................................................        213,797          779,170
   Property, plant and equipment, net.................................................        167,198        1,841,419
   Intangible assets, net.............................................................         10,500           15,000
                                                                                        -------------   --------------
     Total assets.....................................................................  $     391,495   $    2,635,589
                                                                                        =============   ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft.....................................................................  $          --   $      156,686
   Accounts payable...................................................................      1,406,020        1,272,958
   Accrued liabilities................................................................        777,221          892,553
   Notes payable......................................................................        773,310          550,000
   Billings in excess of costs and estimated earnings on uncompleted contracts........          4,770            6,000
                                                                                        -------------   --------------
     Total current liabilities........................................................      2,961,321        2,878,197
Notes payable, long-term..............................................................             --          437,593
Commitments and contingencies.........................................................             --               --

Stockholders' equity:
   Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series A, 100 shares issued and outstanding
       at September 30, 1998 and December 31, 1997....................................            100              100
     Series E, 196 shares issued and outstanding
       at December 31, 1997...........................................................             --              196
     Series F, 1,081 shares issued and outstanding
       at December 31, 1997...........................................................             --            1,081
     Series G, 1,600 and 1,700 shares issued and outstanding
       at September 30, 1998 and December 31, 1997, respectively......................          1,600            1,700
Common stock, 120,000,000 shares authorized, $.00l par value,
   44,113,801 shares issued and outstanding at September 30, 1998;
   24,238,356 shares issued and outstanding at December 31, 1997......................         44,114           24,239
Additional paid-in capital............................................................     51,457,491       50,386,816
Accumulated deficit...................................................................    (54,073,131)     (51,094,333)
                                                                                        -------------   --------------
     Total stockholders' equity.......................................................     (2,569,826)        (680,201)
                                                                                        --------------  ---------------
     Total liabilities and stockholders' equity.......................................  $     391,495   $    2,635,589
                                                                                        =============   ==============


The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended            For the Nine Months Ended
                                                          September 30,                         September 30,
                                                  -------------------------------       --------------------------------
                                                      1998               1997               1998               1997
                                                  ------------       ------------       ------------       ------------
Revenues ...................................      $    123,339       $    965,567       $    574,005       $  3,006,442
                                                  ------------       ------------       ------------       ------------

Cost of sales ..............................           110,606          1,191,388          1,517,008          3,591,243
Selling, general and administrative expenses           607,245            936,038          1,862,467          2,743,248
Research and development ...................           326,725            125,449            912,417
                                                  ------------       ------------       ------------       ------------
                                                                                                                430,693

     Operating costs and expenses ..........         1,044,576          2,252,875          4,291,892          6,765,184

     Loss from operations ..................          (921,237)        (1,287,308)        (3,717,887)        (3,758,742)

Other income (expense)
       Loss on impairment of assets ........                --                 --                 --                 --
       Gain (Loss) on disposal of assets ...           (25,000)          (106,488)           795,697           (622,248)
       Other income (expense), net .........           220,568           (143,786)            (4,597)
                                                  ------------       ------------       ------------       ------------
                                                                                                                (16,794)

Net loss ...................................          (725,669)        (1,537,582)        (2,926,787)        (4,397,784)

Less preferred stock dividend ..............          (125,782)          (120,932)          (215,107)          (662,416)
                                                  ------------       ------------       ------------       ------------

Net loss applicable to common shareholders .      $   (851,451)      $ (1,658,514)      $ (3,141,894)      $ (5,060,200)
                                                  ============       ============       ============       ============

Net loss per common share ..................      $      (0.02)      $      (0.09)      $      (0.09)      $      (0.33)
                                                  ============       ============       ============       ============

Average shares outstanding .................        43,175,591         17,559,485         34,616,869         15,357,241
                                                  ============       ============       ============       ============


   The accompanying notes are an integral part of the financial statements,.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                -----------------------------
                                                                                   1998              1997
                                                                                -----------       -----------
Cash flows from operating activities:
     Net loss ............................................................      $(2,926,787)      $(4,397,784)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization expense .............................          526,901           781,303
       Services provided for payment of MCC notes ........................               --           (74,495)
       Non-cash compensation of consultants upon issuance of warrants ....               --           105,251
       (Gain) Loss on disposal of assets .................................         (795,697)          622,248
       Changes in assets and liabilities:
         Accounts receivable, trade ......................................          397,661           423,318
         Notes receivable ................................................               --            15,000
         Escrow funds receivable .........................................          293,915                --
         Costs and estimated earnings in excess of billings on uncompleted
           contracts .....................................................               --           584,770
         Inventory .......................................................               --             8,727
         Prepaid expenses ................................................           27,339             5,318
         Accounts payable and accrued liabilities ........................          146,055        (1,403,562)
         Billings in excess of costs and estimated earnings on uncompleted
           contracts .....................................................           (1,230)           95,291
                                                                                -----------       -----------
              Total adjustments ..........................................          594,944         1,163,169
                                                                                -----------       -----------
         Net cash used in operating activities ...........................       (2,331,843)       (3,234,615)
                                                                                -----------       -----------
Cash flows from investing activities:
       Capital expenditures ..............................................          (47,335)          (34,694)
       Proceeds from the sale of equipment ...............................        1,750,480           262,895
       Expenditures for intangible and other assets ......................               --                --
                                                                                -----------       -----------
         Net cash provided by (used in) investing activities .............        1,703,145           228,201
                                                                                -----------       -----------
Cash flows from financing activities:
       Repayment of notes payable ........................................         (930,000)         (871,061)
       Bank overdraft ....................................................         (156,686)               --
       Proceeds from notes payable .......................................        1,185,000           500,000
       Bank line of credit ..............................................               --           (30,000)
       Redemption of preferred stock .....................................         (332,011)          (60,493)
       Proceeds of stock issuance, net of costs ..........................          865,937         3,655,312
                                                                                -----------       -----------
         Net cash provided by financing activities .......................          632,240         3,193,758
                                                                                -----------       -----------
Net increase in cash and cash equivalents ................................            3,542           187,344
Cash and cash equivalents, beginning of period ...........................            1,000            53,516
                                                                                -----------       -----------
Cash and cash equivalents, end of the period .............................      $     4,542       $   240,860
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

2.   Supplemental Cash Flow Information

     Cash paid for interest for the nine months ended September 30, 1998 and 1997 was approximately $27,319 and $108,408, respectively.

3.   Capital Stock:

     Under the terms of an August 1997 agreement between the Company and its Series F preferred stock shareholders, the Company was obligated to renegotiate the agreement if the Company's stock price did not exceed $1.50 per share by October 12, 1997. The share price did not exceed the specified level by that date and as a result, the Company and the Series F preferred stock shareholders reached a new agreement in March 1998 whereby the Series F preferred stock shareholders were allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998 into the Company's common stock. The conversion price for each month was the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 was $0.15. Upon submission for conversion, the Company had the right to redeem the preferred shares for 107.5% of the original purchase price. As of September 30, 1998, all shares of the Series F preferred shares held as of March 17, 1998 have been converted under the terms of this agreement.

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

     As described in greater detail in the Company's 1997 Annual Report on Form 10-KSB, the Company has a convertible debenture outstanding that is convertible in to the Company's common stock at the option of the lender. During the quarter ended June 30, 1998, $200,000 of principal on this debenture was converted into 1,469,199 shares of the Company's common stock at the request of the lender. Also as described in greater detail in the Company's 1997 Annual Report on Form 10-KSB, the Company had notes payable to shareholders that were convertible into the Company's common stock at the option of the lender. During the quarter ended June 30, 1998, $ 300,000 of principal plus the related accrued interest was converted into 2,531,198 shares of the Company's common stock. The shares issued as a result of the conversion of this note were registered on a registration statement dated June 17, 1998.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Capital Stock (continued)

     In July 1998, the Company received $90,000 and issued 600,000 shares of the Company's common stock as a result of the exercise of warrants for the Company's common stock.

     In July 1998, one of the Company's Series G preferred stock shareholders converted 100 shares of Series G preferred stock into 110,000 shares of the Company's common stock in accordance with the terms of the Series G preferred stock.


4.   Notes Payable

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

     In June 1998, the Company borrowed $100,000 from a shareholder. This note is a 60 day note secured by all assets of the company and bearing interest at a rate of 15%. From July through September 1998, the Company borrowed an additional $405,000 under short term notes covering a period of 40 to 90 days. These notes all bear interest at a rate of 15% and are secured by all assets of the Company. Of these loans, $100,000 are payable to the Company's Chief Executive Officer, $170,000 are payable to EBT Acquisition Company, a company in which certain of the Company's officers and directors are also shareholders, and $135,000 are payable to other shareholders of the Company. All of these notes that were due prior to the date of this filing have been extended by the Company on a temporary basis.


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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Contingencies (continued)

Customer Claim at Diamond Tech One, Inc.

     On April 16, 1998, Alpine Microsystems, Inc. ("Plaintiff"), a customer of DTO, filed a complaint with the Supreme Court of the State of California, County of Santa Clara. The Complaint names DTO and the Company as defendants. Plaintiff claimed a breach of contract related to $271,000 advanced to DTO against work to be performed under certain purchase orders issued by Plaintiff. At the time the suit was filed, work was completed on certain of these purchase orders and in process on others. The Plaintiff claimed that DTO failed to supply the agreed upon services. Plaintiff sought to recover all amounts paid to DTO in connection with these purchase orders as well as attorneys' fees, punitive damages, costs of the suit, interest, and other relief as the court may deem appropriate. On August 4, 1998, the parties agreed to settle this dispute. The Company agreed to repay to Plaintiff $145,000 of the funds advanced by Plaintiff in exchange for a release of all claims by Plaintiff. The settlement was paid from the funds held by the escrow agent related to the sale of the DTO assets. The Company had originally deferred approximately $180,000 of the original $271,000 received from plaintiff for potential settlement of this dispute. The difference between the $180,000 deferred and the $145,000 paid was recorded as income in the quarter ended September 30, 1998.

Vendor Claim at Diamond Tech One, Inc.

On August 18, 1998, KDF Electronic & Vacuum Services, Inc. ("Plaintiff"), a vendor of DTO, filed a complaint in the United Sates District Court for the Southern District of New York against the Company for unpaid debts of its subsidiary, Diamond Tech One, Inc. The Company was served with notice of this suit on October 14, 1998. All known amounts owed by DTO to the plaintiff are recorded as liabilities of DTO in the consolidated financial statements of the Company. The amounts recorded as liabilities by DTO make up substantially all of the amounts claimed as due by the plaintiff.

Other Claims

The Company and its subsidiaries are also defendants in various other lawsuits of a non material nature related to the non payment of invoices when due. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters and that settlement of such suits will not have a material financial impact on the Company.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Contingencies (continued)

Outlook

     At September 30, 1998, the Company had a deficit in stockholder's equity of $2,589,826 and current liabilities exceeded current assets by $2,747,524. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue, however in order to have time to implement this plan the Company is dependent upon the continued cooperation of its creditors. As of the date of this filing, the Company only has resources to enable it to maintain operations on a day to day basis. The Company expects to be able to obtain additional resources during this time period to enable it to complete the implementation of its plan.


     The Company's plan is based on raising additional funds to allow each of its subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better. The source of these funds may be from either debt, equity, strategic partners, or the actual sale of a subsidiary, depending on which alternative management believes to be best at the appropriate time. As discussed in Note 6, Business Developments, the Company signed a letter of intent to sell its Electronic Billboard Technology, Inc. ("EBT") Subsidiary for a total price of approximately $5,000,000. The sale of EBT would provide the Company with the necessary funds to enable it to adequately capitalize its remaining subsidiary, Field Emission Picture Element Technology, Inc. ("FEPET"). The Company is also evaluating other sources of funding. If other sources of funding or other business opportunities can be found which would adequately capitalize the Company to allow both FEPET and EBT to develop and produce their products, the proposed sale of EBT may not be necessary. In addition, the Company is working to continue to reduce expenses and increase the revenues of both FEPET and EBT. As a result of the reduction in operating activity related to the disposition of the DTO operating assets, the Company has significantly reduced other costs including selling, general, administrative, and interest costs and expects to continue to reduce costs. This reduction in costs means that the Company requires significantly reduced amounts of capital to fund its ongoing operations. The Company may also sell certain of DTO's intangible assets that were retained when DTO's operating assets were sold. In addition, the Company is seeking additional strategic partners to invest in FEPET to assist it in the development of commercial products using its technology. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until its plan can be fully implemented.

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


6.   Business Developments

     On May 8, 1998 the Company signed an agreement to sell the majority of the operating assets of DTO for a total price of approximately $2.2 million, of which $1.8 million was paid at closing and the remaining $400,000 was deposited in escrow. Since that time, $145,000 of the escrowed funds were released in connection with the settlement of the Alpine lawsuit described in Note 5, approximately $113,000 was released to the Company, approximately $27,000 was released to the State of Texas for taxes due, and approximately $9,000 was released to a DTO vendor. The balance of the escrow account was scheduled to be released to the Company on September 5, 1998. The purchaser has the right to make claims against this escrow account in certain circumstances. The Company has been notified by the purchaser of various claims against the account. The Company has objected to these claims and is currently working to resolve these differences in accordance with the terms of the agreement. In

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Business Developments (continued)

addition, the Company has additional claims against the purchaser for amounts expended by the Company on the purchasers behalf after closing. The Company expects that the ultimate settlement of these issues will not differ materially from the amounts recorded in the financial statements.

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

     On September 14, 1998, the Company signed a letter of intent to sell its Electronic Billboard Technology, Inc. ("EBT") subsidiary for a total of approximately $5 million in cash to EBT Acquisition Company ("Purchaser"). Purchaser is a newly formed Delaware Company formed specifically for the purpose of acquiring the stock of EBT. In addition, as part of the transaction, the Company would acquire warrants which, if exercised, would result in the Company owning approximately 8% of the Purchaser. Certain officers and directors of the Company are also expected to be shareholders of the Purchaser, owning less than 7% of the Purchaser's outstanding common stock. The purpose of this transaction is to provide needed working capital to the Company and to allow the Company to continue its research and development efforts through its remaining subsidiary, Field Emission Picture Element Technology, Inc. The Company is also evaluating other sources of funding. If other sources of funding or other business opportunities can be found which would adequately capitalize the Company to allow both FEPET and EBT to develop and produce their products, the proposed sale of EBT may not be necessary.

     On August 28, 1998, the Company entered into an agreement with Microelectronics and Computer Technology Corporation ("MCC") whereby it returned certain technology rights to MCC. In connection with the acquisition of MCC's electronics packaging and display fabrication assets in 1995, the Company acquired non exclusive licenses to 144 MCC Patents and other technology. As a result of the 1995 acquisition, the Company was obligated to pay MCC cumulative minimum royalty payments of $500,000 by December 31, 1997 and cumulative minimum royalty payments of $1,000,000 by December 1, 2000. In December 1997, the agreement was amended and MCC transferred and assigned its rights directly to the Company for 62 DFE related patents. The Company had no use for the remaining patents. As part of the August 28, 1998 agreement, the Company agreed to pay $5,000 cash, issue 500,000 shares of the Company's common stock, and return to MCC the rights to these remaining non DFE patents. MCC agreed to accept this as full payment for all minimum amounts due under the original agreement. As of December 31, 1997, the Company had accrued $355,000 as royalties due to MCC, which represented the minimum due of $500,000 less costs the Company had paid to maintain the patents. The shares of SI Diamond common stock issued to MCC were valued at $100,000 based on the market price of the stock at the time the shares were issued. The remaining $250,000 of accrued royalties were taken into income in the quarter ended September 30, 1998. The Company has no further obligations to MCC.



7.   Recent Accounting Pronouncements

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss approximates the net loss reported.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Subsequent Events

         In October 1998, the Company borrowed an additional $127,000 under short term notes bearing interest at a rate of 15% and secured by all assets of the Company. Of these notes, $57,000 are payable to EBT Acquisition Company, $50,000 are payable to a Director of the Company, and $20,000 are payable to a shareholder of the Company. In November 1998, the Company borrowed $100,000 from unaffiliated parties under 90 day notes bearing interest at 15% and secured by all assets of the Company. In connection with these 90 day notes to unaffiliated parties, the Company also issued warrants to the note payees enabling them to purchase up to 400,000 shares of the Company's common stock at a price of $0.25, which was approximately 15% above the market price of the stock on the date the notes were issued, for a period of one year from the date of the notes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                    OVERVIEW

     During the nine months ended September 30, 1998, the Company's primary revenues were earned through microelectronics fabrication and assembly services at Diamond Tech One, Inc. ("DTO"). The Company continued to incur substantial expenses at Field Emission Picture Element Technology, Inc. ("FEPET") in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology and preproduction costs for wafer bumping at DTO, as well as product development costs at Electronic Billboard Technology, Inc. ("EBT"). In May 1998, the Company sold the majority of the operating assets of its DTO subsidiary to enable to it to pay off debt and reduce expenses so that it could focus on commercialization of its remaining products. As more fully discussed in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997, the Company expects to incur additional research and development expenses throughout 1998 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product.

                               RECENT DEVELOPMENTS

     During the nine months ended September 30, 1998, the Company raised a total of $618,000 to fund operations by issuing a total of 3,020,000 shares of its common stock for cash. In addition, during the same time period, the Company borrowed a total of $1,185,000 to fund operations. As described in greater detail in the notes to the financial statements, the majority of these notes were short term notes bearing interest at a rate of 15% and secured by the assets of the Company or a subsidiary.

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

     In October and November 1998 through the date of this filing, the Company borrowed an additional $227,000 to fund operations. As described in greater detail in the notes to the financial statements, these notes are short term notes bearing interest at a rate of 15% and secured by all assets of the Company.

     On September 14, 1998, the Company signed a letter of intent to sell its Electronic Billboard Technology, Inc. ("EBT") subsidiary for a total of approximately $5 million in cash to EBT Acquisition Company ("Purchaser"). Purchaser is a newly formed Delaware Company formed specifically for the purpose of acquiring the stock of EBT. In addition, as part of the transaction, the Company would acquire warrants which, if exercised, would result in the Company owning approximately 8% of the Purchaser. Certain officers and directors of the Company are also expected to be shareholders of the Purchaser, owning less than 7% of the Purchaser's outstanding common stock. The purpose of this transaction is to provide needed working capital to the Company and to allow the Company to continue its research and development efforts through its remaining subsidiary, Field Emission Picture Element Technology, Inc. The Company is also evaluating other sources of funding. If other sources of funding or other business opportunities can be found which would adequately capitalize the Company to allow both FEPET and EBT to develop and produce their products, the proposed sale of EBT may not be necessary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     The Company's revenues for the third quarter ended September 30, 1998 totaled $123,399 compared to $965,567 for the third quarter of 1997. The Company earned $574,005 in revenues during the nine month period ended September 30, 1998, (the "1998 Period") as compared with $3,006,442 during the nine month period ended September 30, 1997 (the "1997 Period"). Commercial sales were $574,005 for the 1998 Period compared to $2,248,847 for the 1997 Period. This reduction in revenue during the 1998 Period resulted from the Company's decision to shut down its Plasmatron subsidiary in the third quarter of 1997 and the sale of the DTO operating assets in May 1998. The 1997 Period included $833,355 in revenue from Plasmatron. During the 1998 Period the Company had revenue of $441,704 from DTO, $108,070 from EBT, and $24,231 from FEPET. At September 30, 1998, the Company had a backlog of approximately $180,000, of which approximately $40,000 was from EBT and approximately $140,000 was from FEPET. This is a substantial reduction compared to the backlog of approximately $304,000 at September 30, 1997, however the 1997 backlog was exclusively from DTO. There were no contract research revenues for the 1998 Period compared to $757,595 for the 1997 Period and the Company has no research backlog at the present time. The decreased contract research revenue and backlog in the 1998 Period results from the completion of the spending of funds available to the Company under the $3,500,000 National Institute of Science and Technology ("NIST") contract which commenced during the second quarter of 1995. The NIST contract was intended to provide matching grants to facilitate further research and development on the Company's DFE technology. The Company is continuing to fund research and development of the DFE technology despite the unavailability of any further reimbursement for these costs. The Company's ability to perform the research on its backlog should not require significant addition of personnel.

     For the 1998 Period, the Company's cost of sales were $1,517,008 or a negative gross margin of 164%, as compared with $3,591,243 or a negative gross margin of 19%, for the 1997 Period. This decreasing margin resulted from a combination of factors. First, the shutdown of Plasmatron impacted the Company's overall gross margins. Plasmatron had a negative gross margin of approximately 2% in the 1997 Period. In addition, the Company had no reimbursed research and development in the 1998 Period. While these items did not significantly affect the absolute dollar amount of the gross margin, it did affect the percentage. The existence of additional revenues and an equal amount of costs in 1997 had the effect of increasing the sales, thereby decreasing the percentage by which costs exceeded sales. Finally, the Company's DTO subsidiary had a negative margin of approximately 190% in the 1998 Period as compared with a negative margin of approximately 110 % in the 1997 Period. The negative margins at DTO were due to low utilization of its facility which had relatively high fixed costs associated with its clean rooms. The increase in negative margin from the 1997 Period to the 1998 Period is primarily the result of increased labor costs due to the addition of a second and third shift, as well as increased support labor to increase DTO's capacity. Customer orders during the 1998 Period did not enable the Company to utilize this increased capacity. The Company's selling, general and administrative expenses were $1,862,467 for the 1998 Period, compared with $2,743,248 for the 1997 Period. The expense decrease resulted from the Company's ongoing efforts to reduce costs and the elimination of general administrative costs associated with the Plasmatron and DTO facilities. Company sponsored research and development expenses for the 1998 Period were $912,417 as compared to $430,693 for the 1997 Period. This increase in research expense is the result of the lack of availability of any outside funding for the Company's research projects. A portion of the research and development expenses incurred in the 1997 Period were reimbursed and therefore not included in the Company's research and development expenses. The Company expects to continue to incur expense in 1998 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures is dependent upon the amount of funding obtained from outside sources to support the research activities and level of spending on other internal activities.

     In May 1998, the Company sold the majority of the operating assets of its DTO subsidiary. In addition, throughout the 1998 Period, the Company continued its efforts to sell excess equipment. As a result, the Company has recorded a gain on the sale of assets of $795,697 during the nine months ended September 30, 1998. During the 1997 period, the Company had a loss of $622,248, on the disposal of assets, primarily as a result of the shutdown of its Plasmatron subsidiary. Other expense in the 1998 Period consisted of approximately $255,000 in interest expense offset by a reduction of $250,000 in royalty expense resulting from an agreement signed with Microelectronics and Computer Corporation ("MCC").

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

     At September 30, 1998, the Company had cash and cash equivalents in the amount of $4,542 as compared with cash and cash equivalents of $1,000 at December 31, 1997. This increase in cash is primarily the result of the proceeds of debt and equity transactions, less costs incurred in the 1998 Period. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

     As described in greater detail in the notes to the financial statements, the Company received proceeds of $865,937 from the issuance of common stock and $1,185,000 from the issuance of notes payable during the nine months ended September 30, 1998. A portion of these proceeds from financing activities were used to eliminate the bank overdraft that existed as of December 31, 1997 and to redeem a portion of the Company's Series E Preferred stock. The Company also repaid $930,000 of notes payable during this period. This resulted in net cash provided by financing activities of $964,251 for the 1998 Period. Cash provided by financing activities of $3,193,758 for the 1997 Period was substantially higher because of the issuance of the Company's Series F Preferred and Series G Preferred during that time period.

     Cash used in operating activities was $2,331,843 for the 1998 Period compared to $3,234,615 for the 1997 Period. The decrease in the cash used by operating activities was primarily the result of a higher level of accounts payable and accrued liabilities during the 1998 Period and a decreased operating loss in the 1998 Period. Accounts payable and accrued expenses increased by $146,055 during the 1998 Period as compared to a decrease of $1,403,562 during the 1997 Period.

     Cash provided by investing activities during the 1998 Period was $1,703,145 as compared with $228,201 for the 1997 Period. The cash provided in the 1998 Period resulted primarily from the sale of the DTO operating assets, while the cash provided in the 1997 Period resulted primarily from the sale of excess equipment.

     The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of Common Stock or debt instruments. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised and it is unlikely that any significant proceeds from the exercise of warrants will be received in the near future. When the Company needs additional funds, the Company may seek to sell additional debt or equity securities, secure joint venture partnerships, sell certain technology rights, or dispose of one of is subsidiaries. The Company may seek to increase its liquidity through bank borrowings or other financing. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional financing in the future. Coopers & Lybrand L.L.P., the former independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Report of Independent Accountants" included in the Company's 1997 Annual Report on Form 10-KSB.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of the date of this filing, the Company only has resources to enable it to maintain operations on a day to day basis. The Company expects to be able to continue to obtain additional resources on a day to day basis to allow it to continue to survive until a more permanent solution can be implemented, This belief is based on current development plans, the current state of the Company's business, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. No assurance can be given that there will be no change that would make additional resources unavailable to the Company. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company will have to reduce substantially or eliminate expenditures for research and development and associated overhead costs, or obtain funds through arrangements with other entities. Such results could materially and adversely affect the Company.


                                     OUTLOOK

     At September 30, 1998, the Company had a deficit in stockholder's equity of $2,589,826 and current liabilities exceeded current assets by $2,747,524. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue, however in order to have time to implement this plan the Company is dependent upon the continued cooperation of its creditors. As of the date of this filing, the Company only has resources to enable it to maintain operations on a day to day basis. The Company expects to be able to obtain additional resources during this time period to enable it to complete the implementation of its plan.

     The Company's plan is based on raising additional funds to allow each of its subsidiaries to continue to develop their products and bring them to the level whereby each subsidiary is operating at break-even or better. The source of these funds may be from either debt, equity, strategic partners, or the actual sale of a subsidiary, depending on which alternative management believes to be best at the appropriate time. As discussed in
     Note 6, Business Developments, the Company signed a letter of intent to sell its Electronic Billboard Technology, Inc. ("EBT") Subsidiary for a total price of approximately $5,000,000. The sale of EBT would provide the Company with the necessary funds to enable it to adequately capitalize its remaining subsidiary, Field Emission Picture Element Technology, Inc. ("FEPET"). The Company is also evaluating other sources of funding. If other sources of funding or other business opportunities can be found which would adequately capitalize the Company to allow both FEPET and EBT to develop and produce their products, the proposed sale of EBT may not be necessary. In addition, the Company is working to continue to reduce expenses and increase the revenues of both FEPET and EBT. As a result of the reduction in operating activity related to the disposition of the DTO operating assets, the Company has significantly reduced other costs including selling, general, administrative, and interest costs and expects to continue to reduce costs. This reduction in costs means that the Company requires significantly reduced amounts of capital to fund its ongoing operations. The Company may also sell certain of DTO's intangible assets that were retained when DTO's operating assets were sold. In addition, the Company is seeking additional strategic partners to invest in FEPET to assist it in the development of commercial products using its technology. Management believes that it has the ability to raise short term funding, if necessary, to enable it to continue operations until its plan can be fully implemented.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                YEAR 2000 UPDATE

     The Company has determined that the year 2000 issue will have an immaterial effect on the Company. The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. These vendors all have upgrades available which correct the Year 2000 issue. It is the Company's plan to purchase the upgraded software, where required, in early 1999 to insure adequate time for implementation. The cost of these upgrades will be negligible and is not expected to have a material effect on the operations of the Company. If such upgrades were not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has determined that it is not vulnerable to a third party's failure to remediate its own Year 2000 Issues since it has no significant suppliers or large customers. The Company has also determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold. The Company is ensuring that all products currently under development by the Company will be Year 2000 compliant prior to the sale of such products.

     This assessment is based on the present circumstances of the Company in which the Company has virtually no customers and no significant suppliers. In this scenario, the Company's Year 2000 risk is virtually non-existent. If the Company's business plan is successful and it is able to develop and sell products, the Company may become subject to Year 2000 risk related to third parties. The Company intends to assess the risk associated with third party remediation of Year 2000 issues at the time that it enters into any significant contracts or relationships with third parties and to develop a contingency plan at that time if necessary.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On August 18, 1998, KDF Electronic & Vacuum Services, Inc. ("Plaintiff"), a vendor of DTO, filed a complaint in the United Sates District Court for the Southern District of New York against the Company for unpaid debts of its subsidiary, Diamond Tech One, Inc. The Company was served with notice of this suit on October 14, 1998. All known amounts owed by DTO to the plaintiff are recorded as liabilities of DTO in the consolidated financial statements of the Company. The amounts recorded as liabilities by DTO make up substantially all of the amounts claimed as due by the plaintiff.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Index to Exhibits on page 19 for a descriptive response to this item.

(b)      Reports on Form 8-K:

         (1) Current Report on Form 8-K (Item 5) dated as of September 14, 1998 (filed September 30, 1998).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SI DIAMOND TECHNOLOGY, INC.
                                        (Registrant)



Date:    November 10, 1998              /s/ Marc W. Eller
                                        ----------------------------------------
                                        Marc W. Eller
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Date:    November 10, 1998              /s/ Douglas P. Baker
                                        ----------------------------------------
                                        Douglas P. Baker
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                INDEX TO EXHIBITS


The following documents are filed as part of this Report:

   Exhibit
   -------
         10*      Letter of Intent between EBT Acquisition Company and the
                  Company dated September 14, 1998 (Exhibit 99.1 to the
                  Company's Current Report on Form 8-K dated as of September 14,
                  1998.)

         11       Computation of (Loss) Per Common Share

         13       Forward-Looking Statements and Important Factors Affecting
                  Future Results (pages ii - vi of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1997, incorporated by reference into the Quarterly Report on Form
                  10-QSB for the fiscal quarter ended September 30, 1998).

         27       Financial Data Schedule




*  Incorporated by reference