Form 10KSB
period 1998-12-31
SI DIAMOND TECHNOLOGY INC
filed 1999-03-31
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998; or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

                           SI DIAMOND TECHNOLOGY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                     TEXAS                        76-0273345
          (STATE OF INCORPORATION)    (IRS EMPLOYER IDENTIFICATION NUMBER)

               3006 Longhorn Boulevard, Suite 107, Austin, Texas 78758
            (Address of principal executive office, including Zip Code)

      Registrant's telephone number, including area code: (512) 339-5020

      Securities registered pursuant to Section 12(b) of the Exchange Act:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

    Common Stock, $0.001 par value                   OTC Bulletin Board

     Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

      State issuer's revenues for its most recent fiscal year:  $721,841

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ/OTC Bulletin Board on March 18, 1999, was approximately $34,017,364. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

     As of March 18, 1999, the registrant had 50,106,783 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one).

                                 Yes    No  X
                                    ---    ---

===============================================================================

                                 TABLE OF CONTENTS

PART I   .......................................................................................Page 1
         Item 1.  BUSINESS......................................................................Page 1
         Item 2.  PROPERTIES....................................................................Page 8
         Item 3.  LEGAL PROCEEDINGS.............................................................Page 8
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................Page 8

PART II  .......................................................................................Page 9
         Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS..........Page 9
         Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS.................................................................Page 10
         Item 7.  FINANCIAL STATEMENTS.........................................................Page 17
         Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE...................................................................Page 45

PART III ......................................................................................Page 46
         Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........................Page 46
         Item 10. EXECUTIVE COMPENSATION.......................................................Page 47
         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............Page 54
         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................Page 56
         Item 13. EXHIBITS AND REPORTS ON FORM 8-K.............................................Page 56


                                      Page i

                       FORWARD - LOOKING STATEMENTS AND IMPORTANT
                            FACTORS AFFECTING FUTURE RESULTS

         Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate", "believe", "expect", "estimate", "project", "intend", "plan", and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Many factors mentioned in the following discussion - for example, product development, competition, and the availability of funding - will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

DFE PRODUCT DEVELOPMENT IS IN ITS EARLY STAGES AND THE OUTCOME IS UNCERTAIN

         Our Diamond Field Emission ("DFE") technology, and any products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. Our leading potential DFE product is a cathode, or light source, intended for use in a display. If the cathode is successful, a display using this cathode is also a possibility. The cathode or display may not be successfully developed. If either of these products is developed, it may not be possible to produce these products in significant quantities at a price that is competitive with other similar products.

THERE ARE NO CURRENT DFE PRODUCT REVENUES

         We currently receive no revenue from any products related to our DFE technology. The only revenues that we receive related to our DFE technology are revenues for continued research on the technology. We may never receive product revenues from the DFE technology.

OUR SUCCESS IS DEPENDENT ON OUR PRINCIPAL PRODUCTS

         Our DFE technology is an emerging technology. Our financial condition and prospects are dependent upon market acceptance and sales of our DFE products and our Electronic Billboard and related electronic display products. Additional R&D needs to be conducted on the DFE products before marketing and sales efforts can be commenced. Market acceptance of our products will be dependent upon the perception within the electronics and instrumentation industries of the quality, reliability, performance, efficiency, breadth of application and cost-effectiveness of the products. There can be no assurance that we will be able to gain commercial market acceptance for our products or develop other products for commercial use.


                                      Page ii

WE HAVE A HISTORY OF OPERATING LOSSES

         We have a history of operating losses and have never had a profitable quarter or year. We have incurred operating losses as shown below:

                  YEAR ENDED DECEMBER 31                NET LOSS
                  ----------------------             -------------
                         1992                         ($1,630,978)
                         1993                         ($7,527,677)
                         1994                         ($7,255,420)
                         1995                        ($14,389,856)
                         1996                        ($13,709,006)
                         1997                         ($6,320,901)
                         1998                         ($3,557,548)


         We may continue to incur additional operating losses for an extended period of time as we continue to develop products. We do, however, expect to be profitable in 1999. We may not be profitable beyond 1999. Wallace Sanders & Company, independent auditors of the Company, have expressed substantial doubt as to our ability to continue as a going concern based on these accumulated losses from operations. See "Independent Auditors' Report." We have funded our operations to date primarily through the proceeds from the sale of our equity securities. In order to continue our transition from a contract research and development organization to an organization with ongoing operations, we anticipate that substantial product development expenditures will continue to be incurred.

WE HAVE FUTURE CAPITAL NEEDS AND THE SOURCE OF THAT FUNDING IS UNCERTAIN

         We expect to continue to incur substantial expenses for R&D, product testing, production, manufacturing, product marketing, and administrative overhead. The majority of R&D expenditures are for the development of our DFE technology and our electronic billboard product. Some of our proposed products may not be available for commercial sale or routine use for a period of one to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current sources of funding. A shortage of capital may prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

         We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue. At the present time we have existing resources, including royalties receivable, to sustain ourselves for a period of approximately 18 months from the date of this report at current spending levels. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology and through strategic partners and debt offerings. We are also concentrating on raising revenue by seeking customers for our electronic billboard product, which is currently under development.


                                     Page iii

         Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues and raising additional funds through strategic partners and additional debt offerings. If adequate funds are not available from operations or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of our products. We may have to obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. These actions could materially and adversely affect the Company.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE AND WE MAY NOT REMAIN COMPETITIVE

         The display industry is highly competitive and is characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Most of our competitors have greater financial, managerial, distribution, and technical resources than us. We will be required to devote substantial financial resources and effort to further R&D. There can be no assurance that we will successfully differentiate our products from our competitors' products, or that we will adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

WE HAVE TECHNOLOGIES SUBJECT TO LICENSES

         As a licensee of certain research technologies through various license and assignment agreements with Microelectronics and Computer Technology Corporation and DiaGasCrown, Inc., we have acquired rights to develop and commercialize certain research technologies. In certain cases, agreements require us to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicensees. We also have to pay for the costs of filing and prosecuting patent applications. Each agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. The payment of such royalties may adversely affect the future profitability of the Company.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET

         Since our inception, we have focused our product development and R&D efforts on technologies that we believe will be a significant advance over currently available technologies. With any new technology, there is a risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of our products will depend, in part, on our ability to convince potential customers of the advantages of such products as compared to competitive products. It will also depend upon our ability to train manufacturers and others to use our products. We currently have a limited marketing organization and there is no assurance that we will be able to successfully market our proposed products even if such products perform as anticipated.

WE HAVE LIMITED MANUFACTURING CAPACITY AND EXPERIENCE

         We have no established commercial manufacturing facilities in the areas in which we are conducting our principal research. The management team has commercial manufacturing and marketing experience in other industries and with other products in the display industry; however, we have no experience in manufacturing our proposed products. At the present time, we have no intention of establishing a manufacturing facility. We are focusing our efforts on licensing our technology to others for use in their manufacturing processes. We intend to contract with a qualified manufacturer for assembly services related to our electronic billboard product, which is currently under development. To the extent that any of our other products require manufacturing facilities, we intend to contract with a strategic partner or other qualified manufacturer.


                                      Page iv

WE MAY NOT BE ABLE TO MARKET AND SELL OUR PRODUCTS

         We intend to establish and develop a sales organization to promote, market, and sell our products. This may require significant additional expenditures, management resources, and training time. There can be no assurance that we will be able to establish a successful sales organization.

WE ARE DEPENDENT ON THE AVAILABILITY OF MATERIALS AND SUPPLIERS

         We anticipate that the materials to be used in producing our future products will be purchased from outside vendors. In certain circumstances, we may be required to bear the risk of material price fluctuations. We anticipate that the majority of raw materials used in products to be manufactured by the Company or its strategic partners will be readily available. However, there is no assurance that these materials will be available in the future, or if available, will be procurable at prices favorable to the Company or its strategic partners.

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

         Our future success will depend on our ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense. We may not be able to attract and retain all personnel necessary for the development of our business. In addition, much of the know-how and processes developed by the Company reside in our key scientific and technical personnel. This know-how and these processes are not readily transferable to other scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on us.

WE MAY NOT BE ABLE TO PROVIDE SYSTEM INTEGRATION

         In order to prove that our technologies work and will produce a complete product, we must ordinarily integrate a number of highly technical and complicated subsystems into a fully-integrated prototype. There is no assurance that we will be able to successfully complete the development work on any of our proposed products or ultimately develop any marketable products.

WE MAY BE UNABLE TO ENFORCE OR DEFEND OUR OWNERSHIP AND USE OF PROPRIETARY TECHNOLOGY

         Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed technology under numerous patents, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may already have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. Although third parties have not asserted infringement claims against us, there is no assurance that third parties will not assert such claims in the future. Claims that our products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating our technology.


                                      Page v

         We also rely on unpatented proprietary technology, and there is no assurance that others will not independently develop the same or similar technology, or otherwise obtain access to our proprietary technology. To protect our rights in these areas, we require all employees and most consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how, or other proprietary information. While we have attempted to protect proprietary technology that we develop or acquire and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend upon further innovation and technological expertise.

OUR REVENUES HAVE BEEN DEPENDENT ON GOVERNMENT CONTRACTS IN THE PAST

         In previous years, a significant part of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues in recent years:

                                           Revenues from           Percentage of
              Year Ended December 31       Gov. Contracts          Total Revenue
              ----------------------       ---------------         -------------
                       1992                   $  930,000                  99%
                       1993                   $1,147,000                  89%
                       1994                   $  820,000                  41%
                       1995                   $1,009,000                  33%
                       1996                   $2,869,000                  50%
                       1997                   $  854,000                  24%
                       1998                   $        0                   0%


         We currently have no significant commitment for any future government funding and do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives. To the extent that we are unable to obtain funding from alternate sources, this could adversely affect our ability to continue to perform research and development on our proposed products.

         Contracts involving the United States government are, or may be, subject to various risks including, but not limited to, the following:

   -     Unilateral termination for the convenience of the government
   - Reduction or modification in the event of changes in the government's requirements or budgetary constraints
   - Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts
   -     Potential disclosure of our confidential information to third parties
   - The failure or inability of the prime contractor to perform its prime contract in circumstances where we are a subcontractor
   - The failure of the government to exercise options provided for in the contracts
   - The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts funded by the government if we fail to continue to develop the technology


                                      Page vi

YEAR 2000 ISSUES MAY EXPOSE US TO LIABILITY

         Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of the systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900 rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

The Year 2000 Problem presents us potential risks including, but not limited to, the following:

   - Products sold to customers - We have had very limited product sales to customers and believe that all products sold to customers are Year 2000 complaint. Our risk in this area is extremely limited.

   - Internal Infrastructure - We have completed an internal evaluation and have determined that all of our internal systems will be Year 2000 compliant well prior to the end of 1999. Our risk in this area is extremely limited.

   - Suppliers/third party relationships - There is no assurance that our suppliers or other third parties that we rely on will resolve any or all Year 2000 problems with their systems on a timely basis. Since we have no significant suppliers of product, we believe our risk is limited in this area.

   - External Infrastructure - We are dependent on other entities such as governmental units, utilities, banks, etc. that maintain an external infrastructure necessary for us to operate. Although we expect that such entities are addressing and solving their Year 2000 problems, there is no assurance that these problems will be addressed and solved on a timely basis.

WE ARE EXPOSED TO MATERIAL LITIGATION

         We have been sued by a former customer of Plasmatron for damages that the former customer claims that it incurred as a result of the alleged failure of the machine provided by Plasmatron to perform as intended. Various trade creditors have also filed suit to collect unpaid trade amounts due. We expect these items to be resolved with no material impact on our financial statements. If we were to become subject to a judgment that exceeds our ability to pay, that judgment could have a material impact on our financial condition and could affect our ability to continue in existence.


                                     Page vii

                                    PART I.

         When used in this document, the words "anticipate", "believe", "expect", "estimate", "project", "intend", "plan", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see "Forward-Looking Statements and Important Factors Affecting Future Results" included at the beginning of this report.

ITEM 1. BUSINESS.

                            DESCRIPTION OF BUSINESS

GENERAL

         SI Diamond Technology, Inc., a Texas corporation (the "Company"), is engaged in the development of products and services based principally on novel applications of thin films and the application of display technologies. The Company believes that microelectronic and other applications of diamond thin film technology will play an important role in the electronics industry. The Company's research is focused on identifying key applications of this technology. Based on its research, the Company is currently engaged in the development of products based on Diamond Field Emission ("DFE") technology and the development of an electronic billboard and related electronic display products based on existing technology. Electronic billboards and related electronic display products would provide a market for the Company's Diamond Field Emission Lamp product when completed. Management believes that the Company's greatest growth opportunity lies in DFE products and the development of an electronic billboard and related electronic display products.

         The Company was incorporated in Texas in 1987. The Company's directly and indirectly owned subsidiaries are as follows:

              SUBSIDIARY                                     STATE OF INCORPORATION     STATUS
---------------------------------------------------------    ----------------------     ------
Electronic Billboard Technology, Inc. ("EBT")                      Delaware             Active
Field Emission Picture Element Technology, Inc. ("FEPET")          Delaware             Active
Northlight Displays, Inc. ("Northlight")                           Delaware             Inactive
Diamond Tech One, Inc. ("DTO")                                     Delaware             Inactive
Plasmatron Coatings and Systems, Inc. ("Plasmatron")               Pennsylvania         Inactive
SIDT Coatings, Inc.                                                Delaware             Inactive
SDI Acquisition Corp. ("SDI")                                      Delaware             Inactive


         SI Diamond's business includes the development and commercialization of electronic billboards and related electronic display products and the development and commercialization of DFE products. The Company has also conducted contract research and development primarily for United States governmental agencies. The business efforts of the Company have arisen out of the Company's interest in thin film materials, notably thin film diamond and diamond-like carbon ("DLC"). These interests have led the Company into microelectronics-related processes, thin film based DFE products, and electronic billboards and related electronic display products.

         SI Diamond conducts its operations through its subsidiaries. EBT is engaged in the development of an electronic billboard and related electronic display products such as outdoor display devices for use in the fast food or other industries. FEPET is conducting research on the DFE technology. Where appropriate, the Company enters into collaborations with third parties as discussed in greater detail under the heading "Technology Agreements" later in this section.

         The Company incurred $1,167,673 in 1998 and $605,105 in 1997 in research and development expenses. The Company's proposed products will require significant additional development, engineering, testing and investment prior to commercialization and certain of these proposed products may not be available for commercial sale or routine use for a period of one to two years. There is no assurance that the products will be successfully developed, produced in commercial quantities on a cost-effective basis, or marketed successfully.

BUSINESS GROUPS

         ELECTRONIC BILLBOARD TECHNOLOGY, INC. EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use. The Company's primary product under development is an electronic billboard which will enable the outdoor advertising industry to fully exploit the Internet and information revolution by placing ads at any location at any time. The Company's plans for the billboard and related products are discussed in greater detail in the section entitled "Business Development Strategies" later in this report.

         FIELD EMISSION PICTURE ELEMENT TECHNOLOGY, INC. FEPET is developing the Company's proprietary DFE technology for use in a Diamond Field Emission Lamp ("DFEL"). The DFEL is a unique, high brightness, multi-color light source intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays. The DFEL is a pixel, which is the basic unit or picture element that makes up the image displayed on a video screen. The DFE technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. This technology when fully developed would be a natural step in the improvement progression in the Company's electronic billboard and other related electronic products. The Company's plans for this technology are discussed in greater detail in the section entitled "Business Development Strategies" later in this report.

         DIAMOND TECH ONE, INC. The Company sold the operating assets of DTO in May 1998 for a total sales price of approximately $2.2 million. DTO provided manufacturing and engineering services for the microelectronics and display industries, and was engaged in the design and fabrication of high performance copper-polyimide substrates, bonded and packaged high density assemblies, and the highest quality gold, solder or compliant "bumped" wafers.

         During 1997, DTO successfully completed its transition from a research facility to a repetitive manufacturing facility. DTO achieved ISO 9001 certification during 1997 and customer demand exceeded available capacity. Sales growth was required for DTO to achieve break-even. This growth was dependent upon substantial new capital investment in the form of facility upgrades and additional equipment. The Company concluded that it would be better to sell DTO and invest its limited resources in its remaining higher potential subsidiaries.

BUSINESS DEVELOPMENT STRATEGIES

         OVERALL. The Company is a technology company. The Company plans to focus its efforts on research, product development, and the licensing of its technology to others. The Company has no plans to establish any manufacturing facilities in the immediate future. To the extent that the Company needs to develop manufacturing capabilities, it intends to use manufacturing partnerships, joint ventures, or arrange to have its products manufactured through contract manufacturers.

         ELECTRONIC BILLBOARDS. The Company intends to market its electronic billboard product to major national retailers for their use in conjunction with their existing on-site signage. These billboards are expected to be smaller in size than the full size billboards the Company is also developing. The Company intends to sell, lease, or operate its billboards through joint venture arrangements with these retailers. To facilitate its entry into this market, the Company signed a marketing agreement with Vision Mark, LLC ("Vision Mark"), a Texas limited liability company, and a related consulting and advisory services agreement with C&A Services LLC ("C&A"), a Texas limited liability company affiliated with Vision Mark. Vision Mark and C&A agreed to represent the Company with several major high profile retailers defined as "protected" customers by the agreements.

         The Company also has a contract to install an electronic billboard at a test site for a major national billboard company. The Company has delayed work on this contract to focus its efforts on marketing activities related to retailers. The market potential for this product is substantial. The Outdoor Advertising Association of America has indicated that over 275,000 large roadside billboards exist in the United States. The advantages of the Company's product are expected to be significant. Billboard companies could benefit by increasing revenues at each site by being able to sell the same space to different advertisers at different times during the day. Advertisers could benefit substantially because they will be able to reach their target audience with greater precision. After the completion of a billboard at a test site, the Company intends to attack the billboard market in phases.

         The target market for the first phase will be premium billboard sites - those sites that generate monthly advertising revenues of approximately $25,000 or more. It is estimated that there are approximately 700 of these sites in the United States and another 1,500 outside of the United States. It is estimated that EBT could begin supplying billboards to meet the initial demand for these sites within 6 months of installing its test sign under its existing contract and obtaining funding for ongoing development and commercialization. Once demand in the premium market has been met and increased manufacturing volumes have lowered the unit manufacturing costs, EBT will target the remaining billboard market.

         The Company's billboard is based on a proprietary version of a mature existing technology. The base technology is widely used in a variety of applications and is readily available from many component suppliers. This product offers many advantages over existing technologies used in the outdoor advertising industry. These include full video capability, full color, wide viewing angle with excellent outdoor readability, relative low cost compared with competing technologies, and high reliability. The Company has built a proof of concept, which clearly demonstrates high contrast, sunlight readability, and video range speeds. As the Company's FEPET subsidiary continues to develop its DFE technology, EBT expects to integrate the DFE technology in its electronic billboard because of the advantages that it is expected to provide related to cost and quality. EBT expects its electronic billboard product to be successful regardless of the timing of the availability of the DFE technology provided by FEPET.

         OTHER ELECTRONIC DISPLAY PRODUCTS. EBT, in conjunction with Texas Digital Systems, Inc. ("TDS"), a distributor to the fast food industry, developed an outdoor electronic display for use in the fast food industry. These units, primarily in 10.4" to 17" sizes, are readable outdoors in direct sunlight and intended for use in the drive through process. The Company receives a royalty on all units sold by TDS. In 1998, TDS shipped 518 of these units to a major fast food chain. After extensive testing, the fast food chain ordered a unit for the drive through lane of each of its corporate stores (approximately 500 locations), and made the product available to its franchisees, which represent approximately 7,000 additional locations. TDS is also marketing the product to other fast food chains.

         DFE PRODUCTS. The major short run focus of FEPET is the continued development and commercialization of its DFE product. As soon as the product is commercially viable, the Company plans to introduce it in its electronic billboard product. In addition the Company would then target other large display manufacturers that manufacture displays for such uses as sports arenas, video walls, alphanumeric signs, etc. FEPET has completed Phase I of its collaborative efforts with Diamond Pro-Shop Nomura Co., Ltd. ("DPN") that commenced in September 1997 to develop a cathode using the Company's DFE technology. In January 1999, DPN agreed to fund the Phase II development program. It is anticipated that upon completion of the Phase II development program in early 2000, the product will move into the manufacturing stage. It is anticipated that the product will be used in large screen display applications, video walls, and the Company's electronic billboard products.

The Company is also developing a new display technology, the HyFED. HyFED combines the best properties of cathode ray tubes ("CRTs") and Field Emission Displays ("FEDs") using the Company's proprietary diamond/carbon thin films. The HyFED that the Company is developing is a hybrid of CRTs and FEDs. It is anticipated that the HyFED will achieve a high-quality thin display using the existing manufacturing base of CRTs. The HyFED display has the potential to be larger, brighter, and have higher resolution than conventional CRTs, while still remaining cost-competitive with CRTs. In January 1999, the Company formed an International Development Team to develop the first HyFED display. The International Development Team is initially composed of six organizations - four from Japan, one from Europe, and the Company. The International Development Team expects to have a working four inch prototype of the HyFED by the last quarter of 1999. Each member of the team is focusing on the development of a specific portion of the first prototype and each member is funding their own portion of the work. Upon completion of the first prototype, these team members will be given the first opportunity to license the HyFED technology.

         LICENSING AGREEMENTS. The Company has an extensive patent portfolio that it has developed and acquired over the years. Licensing of this technology to major companies in the display industry is a critical part of the Company's overall strategic plan. In March 1999, the Company signed a license agreement with a large manufacturer of information and office products. Under the terms of this agreement, the Company will receive gross royalties of $5,555,556 no later than April 12, 1999 for a paid up worldwide non-exclusive license to certain of the Company's patents and patent applications. After foreign taxes associated with this payment, the Company will net $5,000,000. The Company expects to enter into other licensing agreements with other manufacturers in the future.

COMPETITION

         ELECTRONIC BILLBOARDS. The Company believes that the proprietary version of the technology that the Company is planning to develop is superior to existing technology when combining the issues of brightness, cost, and image quality required for electronic billboards. Competing technologies include:

   - Light Emitting Devices ("LED") which have a grainy picture and do not allow certain colors to be viewed in direct sunlight
   - Incandescent bulbs that are high maintenance and result in poor graphics
   -     Electromechanical systems that have poor image qualities
   - Vacuum Fluorescent Displays ("VFD") which are used currently in large stadium displays, but are not considered cost effective for this application at the present time.

         The Company is unaware of any other organizations developing an electronic billboard using a version of this technology. However, this is an existing technology used in many applications. Competition from other manufacturers could develop at any time.

         DFE PRODUCTS. The short term focus in DFE products is the development of the DFEL to be used as the pixel light source in a large display. The light source is the most vital and costly part of a large display, accounting for approximately 25 - 30% of its cost. Since the pixel light source directly equates to the visual quality and reliability of the display, the characteristics of the pixel light source are critical to a purchase decision. Competition for the Company's DFEL will come from other technologies. Following is a summary of some of those technologies and key differences.

LEDs have long lifetimes and low operating costs. However, they are high priced initially and produce a grainy picture, which cannot be viewed in direct sunlight. VFDs offer excellent picture quality and color, but they are extremely expensive to install and operate. Electromechanical displays have poor image quality and limited colors. Incandescent bulbs have high maintenance costs and poor graphics. Liquid Crystal Displays ("LCD") are attractive because they have a long lifetime and an existing manufacturing base. It is expected however that the DFEL will provide wider viewing angles, a wider range of operating temperatures and higher brightness.

There are other companies attempting to develop non-diamond based field emission display technologies. It is the Company's opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the DFE technology. In addition, these companies are attempting to develop these technologies for use in computer screens rather than large display applications.

TECHNOLOGY AGREEMENTS

         MCC. In 1998, the Company simplified its technology agreements with MCC, the Austin-based consortium of North American Electronics leaders. The Company previously licensed 144 patents and patent applications from MCC under an exclusive arrangement. This licensing agreement was amended in 1997 and again in 1998 to directly transfer 62 of these patents and patent applications related to the DFE technology directly to the Company and return the remaining patents and patent applications to MCC. The Company is obligated to pay MCC a royalty of 2% of revenues related to transferred patents. The Company can offset certain pre-defined expenses against these royalty payments.

         DIAGASCROWN. In February 1995, the Company entered into a series of agreements with DGC. Under these agreements, the Company and DGC agreed to collaborate on the further development of DFE-related technology. The Company has the right to use the DGC technology on a royalty-free basis. All technology developed under the DGC collaboration is jointly owned by the Company and DGC, although DGC has agreed to assign its interest to the Company. Consequently, the Company will have the sole authority to sublicense the technology obtained under the collaboration, should it elect to do so. (See Note 11 to the Consolidated Financial Statements). The Company committed to perform $2.5 million in research and development in Russia through February 1997. According to its internal records, the Company spent approximately $2,000,000 on this research through December 31, 1998. Further spending in Russia has been halted since 1996, pending agreement as to the nature and amount of services to be performed in Russia for the remaining balance to be spent under the original agreement. It is not anticipated that any further research will be performed in Russia in the near future. The internal results achieved by the Company are far superior to those achieved through the collaborative efforts. The Company has not received a significant benefit for the money that has been spent in connection with this agreement. The Company has informed DGC that no further research will be performed in connection with this agreement unless payment is tied to the achievement of certain pre-defined milestones and goals.

         ADDVENT. In May 1995, the Company entered into the ADDVent joint venture agreement with another electronics manufacturer to develop a 10-inch field emission display under the Advanced Technology Program ("ATP") administered by the National Institute of Science and Technology ("NIST"). The ATP contract provided for expenditures of $7.0 million by the Company from 1995 through 1997. These expenditures were to be funded 49% by NIST. Under the ATP, the Company will own the rights to the technology, subject to the license rights of the United States government and the rights of its partner to own the high-voltage driver which it develops under the ATP and which its partner has agreed to supply the Company. The Company's right to its partner's driver shall be exclusive for a period of two years following acceptance by the Company of its partner's driver design. The Company manages this project and has made the majority of the expenditures under this program. As of December 31, 1998, the Company had completed its portion of the program, which resulted in the development of useable carbon films for use in display applications. These carbon films achieved certain specifications required in the display industry and are addressable, patternable, and have achieved the minimum emission site density required. The Company's joint venture participant has not yet completed the driver development.

PATENTS AND PROPRIETARY RIGHTS

         An important part of the Company's product development strategy is to seek, when appropriate, protection for its products and proprietary technology through the use of various United States and foreign patents and contractual arrangements.

         The Company owns 42 issued patents, three allowed patents, and has 45 patent applications pending in the United States. The Company also has several patent applications in process. The patents, allowances and applications relate to the DFE technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications.

         The patenting of technology-related products and processes involves uncertain and complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims of such technology patents. Therefore, there is no assurance that the Company's pending United States and foreign applications will issue, or what scope of protection any issued patents will provide, or whether any such patents ultimately will be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. Interference proceedings, to determine priority of invention, also could arise in any of the Company's pending patent applications. The costs of such proceedings would be significant and an unfavorable outcome could result in the loss of rights to the invention at issue in the proceedings. If the Company fails to obtain patents for its technology, and is required to rely on unpatented proprietary technology, there is no assurance that the Company can protect its rights in such unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products and techniques, or otherwise gain access to the Company's proprietary technology.

         Competitors have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, those of the Company. The scope and validity of these patents, the extent to which the Company may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown. This may limit the Company's ability to market its products. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against the Company for patent infringement, a challenge in the suit by the Company to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to the Company would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of the Company's interest in the affected products. Should the Company elect to manufacture or market these products without a license or a favorable determination as to the invalidity of these patents, damages could result which could be materially adverse to the Company. Further, failure to obtain a license could result in an injunction prohibiting the Company from manufacturing or selling the affected lines of products.

         The Company also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its rights to its unpatented trade secrets.

         The Company requires its employees, directors, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There is no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

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

         A portion of the Company's revenues have consisted of earnings under U.S. government contracts, although the Company received no such revenue in 1998 and currently has no active grants. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. The Company is, and in the future expects to be, audited by the government. The Company's ATP program is required to be audited in accordance with NIST standards. The Company expects the results of these audits to have no material impact on the Company.

EMPLOYEES

         As of March 15, 1999, the Company had 20 full-time employees, including three executive officers. Within the next twelve months, if business conditions support it, the Company expects to hire additional employees. The Company is not subject to any collective bargaining agreements and it considers its relations with its employees to be good.

                               EXECUTIVE OFFICERS

         The names of executive officers of the Company and certain information with respect to each of them are set forth below.

---------------------------- ---------- ---------------------------------------------------
Name                         Age        Position
---------------------------- ---------- ---------------------------------------------------
Marc W. Eller                43         Chairman  and Chief Executive Officer

Zvi Yaniv                    52         President and Chief Operating Officer

Douglas P. Baker             42         Vice President and Chief Financial Officer
---------------------------- ---------- ---------------------------------------------------

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

         Dr. Zvi Yaniv has served as the Company's President and Chief Operating Officer since July 29, 1996. Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company, in May 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of OIS Optical Imaging Systems Inc., a supplier of flat panel color liquid crystal displays to the avionics and defense industries.

         Douglas P. Baker has been Vice President and Chief Financial Officer since June 17, 1996. Mr. Baker is a C.P.A and has both a B.B.A and a M.B.A. Immediately prior to joining SI Diamond Technology, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. since 1991. Mr. Baker also has experience in public accounting and as CFO of a privately held company.

ITEM 2. PROPERTIES

         The Company leases a 10,000 square foot facility in Austin for a monthly rental of approximately $7,000. The Company believes that this facility will be adequate for its anticipated research and development activities until additional products or alternative applications are developed. If and when such additional products or alternative applications are developed, the Company may be required to establish additional facilities or enter into manufacturing agreements with others.

ITEM 3. LEGAL PROCEEDINGS

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. Semi-Alloys claims the equipment does not perform as required under the contract. Semi-Alloys seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. A trial date has been set for August 1999. At this time the outcome cannot be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

         On July 20, 1998, TFI Telemark, Inc., a former vendor of Plasmatron, filed a complaint in the County Court at Law No. 2 of Travis County, Texas against the Company for debts of its subsidiary, Plasmatron. The Company was served with notice of this suit on August 5, 1998. All amounts claimed as owing by TFI are recorded as liabilities of Plasmatron in the consolidated financial statements of the Company. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

         On August 18, 1998, KDF Electronic & Vacuum Services, Inc., a vendor of DTO, filed a complaint in the United Sates District Court for the Southern District of New York against the Company for unpaid debts of its subsidiary, Diamond Tech One, Inc. The Company was served with notice of this suit on October 14, 1998. All known amounts owed by DTO to KDF are recorded as liabilities of DTO in the consolidated financial statements of the Company. The amounts recorded as liabilities by DTO make up substantially all of the amounts claimed as due by KDF. No trial date has been set in this matter. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

         On January 28, 1999, Aetna Life Insurance Company, a former landlord of DTO, filed a complaint in the 12th Judicial District Court, Travis County, Texas against DTO as lessee, and the Company as guarantor, for unspecified alleged damages occurring as a result of DTO's early termination of a lease. DTO moved out of this facility with approximately nine months remaining on the lease which called for monthly rental payments of approximately $17,000. The Company contends that Aetna failed in its duty to mitigate damages and behaved in a reckless manner, which resulted in damages to the Company and its property. The Company intends to file a counterclaim against Aetna and its property manager for damages and the return of its security deposit. The Company believes that the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

         The Company and its subsidiaries are also defendants in various other lawsuits of a non-material nature related to the non-payment of invoices when due. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters and that settlement of such suits will not have a material financial impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

                                                                                  HIGH                    LOW
1997              First Quarter ................................................  $2.38                   $1.00
                  Second Quarter................................................  $1.12                   $0.47
                  Third Quarter.................................................  $0.50                   $0.34
                  Fourth Quarter................................................  $0.72                   $0.28

1998              First Quarter ................................................  $0.38                   $0.13
                  Second Quarter................................................  $0.89                   $0.10
                  Third Quarter.................................................  $0.36                   $0.13
                  Fourth Quarter................................................  $0.51                   $0.17
1999
                  First Quarter (through March 18, 1999)........................  $0.96                   $0.38

         On March 18, 1999, the closing sale price for the common stock as reported on the NASDAQ system was $0.80. As of March 18, 1999, there were approximately 350 shareholders of record for the Company's common stock.

         The Company has never paid cash dividends on its common stock, nor does it have any plans to pay dividends. Its board of directors currently intends to invest future earnings, if any, to finance expansion of its business. Any payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements, and other factors deemed relevant by its board of directors. It is unlikely that any dividends on the common stock will be paid in the foreseeable future.

          Information required in this Item 5 of the Company's Annual Report on Form 10-KSB concerning information as to all equity securities issued by the Company during the last three fiscal years that were not registered under the Securities Act of 1933 is contained in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition," and in Note 7 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should assist in understanding the Company's financial position and results of operations for the years ended December 31, 1998 and 1997. The Notes to the Consolidated Financial Statements of the Company included elsewhere in this report contain detailed information that should be referred to in conjunction with this discussion.

                                   OVERVIEW

         Throughout 1998 and 1997, the Company continued its efforts to move from a contract research and development organization toward commercial viability. The Company made the decision to sell the operating assets of its DTO subsidiary in May 1998 to focus on its remaining higher potential subsidiaries. DTO, while having excellent business prospects, required a substantial investment in facilities, equipment, and new employees to capitalize on these opportunities and achieve break-even status. The Company decided that it would be better to sell the DTO assets, use the proceeds to reduce debt, cut overhead, and focus on the development of its DFE and electronic display products. The Company had previously made the decision to close its Plasmatron facility in 1997. After the sale of the DTO assets the Company was able to focus on the development efforts at its remaining subsidiaries. The Company expects to continue these concentrated research and development efforts in 1999.

                             RESULTS OF OPERATIONS

         1998 COMPARED TO 1997. The Company earned $721,841 in revenues during 1998, as compared with $3,568,164 during 1997. Commercial sales, which accounted for all of 1998 revenues, were $2,714,086 in 1997. In 1998, the Company received revenues from DTO of $385,364, EBT of $192,246, and FEPET of $144,231. In 1997, the majority of the Company's revenues resulted from the manufacture and assembly of high-density electronic products by DTO and the production of equipment under contracts through the Company's Plasmatron subsidiary. DTO had revenues of approximately $1,390,000 in 1997 and Plasmatron had revenues of approximately $850,000 in 1997. The Company's FEPET subsidiary generated net commercial revenues of approximately $144,000 in 1998 and $416,000 in 1997. The 1998 revenues were primarily the result of the sale of research services and of selected equipment designed and constructed by FEPET in the research process. The 1997 FEPET revenues were primarily the result of revenue related to future licensing granted in connection with a joint venture agreement. The Company's EBT subsidiary had commercial revenues of approximately $192,000 in 1998 and $58,000 in 1997. Approximately $131,000 of EBT's 1998 revenues resulted from its royalty agreement with TDS. The balance of 1998 revenues and all 1997 revenues were the result of the sale of certain developmental products. The Company had no contract research revenues for 1998 as compared to $854,078 for 1997. The reduced contract research revenue resulted from the completion of the Company's portion of the National Institute of Science and Technology ("NIST") contract in 1997. The Company has not applied for any additional research grants, and expects no contract research revenues in the immediate future. The Company may seek additional research grants in the future if such grants are directly related to projects that the Company is already working on in conjunction with its strategic objectives.

         The Company had no revenue backlog at December 31, 1998. For purposes of calculating its backlog, the Company includes only those verifiable commitments that exist as of the backlog date. Under the Company's agreement with TDS, the Company receives a royalty when TDS ships a product. No amounts related to this agreement are included in the Company's backlog at December 31, 1998. During the period from June 1998, when TDS began shipments under the agreement, through December 31, 1998, the Company received revenues of approximately $131,000 under the agreement. During that time period TDS received an order from a major fast food chain for 500 units to enable the chain to install a unit at each of its corporate-owned stores. Substantially all of those units were shipped in 1998. The chain is also making the unit available to all of its franchisees, which number approximately 7,000 in the U.S. alone. TDS shipped approximately 50 units to franchisees in 1998. If all franchisees ordered one unit for each additional U.S location, it would result in the Company receiving between $1,750,000 and $2,100,000 in future royalty payments. In January 1999, the Company received funding of $225,000 from a joint venture partner for a development project. This will be recognized as revenue over the term of the project, which the Company expects to be completed in 1999. At December 31, 1997, the Company had a commercial backlog of approximately $344,000, consisting entirely of customer orders at DTO.

         For 1998, the Company's costs of sales were $1,592,225, resulting in a negative margin of 121% as compared with $4,388,747 and a negative margin of 23% during 1997. This decrease in margin resulted primarily from the Company's DTO subsidiary. DTO's average monthly revenue decreased in the months preceding the sale in 1998, while its cost structure was kept in place to keep the organization intact and its capacity at its previous level for prospective buyers. The Company had negative margins because its DTO subsidiary operated significantly below its facility capacity for both periods. The Company expects margins to improve in 1999 as a result of the sale of its DTO operations. The Company expects all products introduced in the future to have positive margins since it operates no manufacturing facility and therefore does not have the fixed overhead associated with such a facility.

         The Company's selling, general and administrative expenses decreased from $3,790,072 in 1997 to $2,149,018 in 1998. This decrease is primarily the result of the Company's efforts to minimize overhead and the elimination of the selling, general, and administrative expense associated with the operation of the DTO facility. Company sponsored research and development expenses increased in 1998 to $1,167,673 from $605,105 in 1997. The level of research activity was similar in the two years; however a portion of the Company's research activity in 1997 was reimbursed under the Company's NIST grant. The Company expects to incur substantial expenses in support of additional research and development activities related to the commercial development of its DFE and electronic display technologies. The Company has not applied for additional government grants at the present time and will not do so unless those grants are specifically related to activities the Company is already pursuing to accomplish strategic objectives.

         The gain on disposal of assets of $771,515 in 1998 resulted primarily from the sale of the operating assets of DTO in May 1998 for a total sale price of approximately $2.2 million. The loss on disposal of assets of $517,144 in 1997 resulted primarily from the sale of excess equipment. The 1997 loss on disposal of assets also includes a loss of $110,845 as a result of the abandonment of certain leasehold improvements when the Company combined its operations in Austin, Texas into one facility. In 1997, the Company recorded a loss on impairment of assets of $480,164 as a result of its decision to liquidate Plasmatron. This loss was the result of writing off certain inventory and the costs in excess of the fair market value of assets acquired related to the original acquisition of Plasmatron.

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss approximates the net loss reported.

                              FINANCIAL CONDITION

         The Company's cash position remained virtually unchanged between December 31, 1998 and 1997. At December 31, 1998, the Company had cash and cash equivalents in the amount of $2,636 as compared with cash and cash equivalents of $1,000 at December 31, 1997. Net cash used by operating activities was $3,536,784 for 1998 compared to $4,249,556 for 1997. The decrease in the requirement for cash was primarily the result of the reduced net loss from 1998 to 1997.

         Cash provided by investing activities for 1998 was $2,028,948 as compared to $220,845 for 1997. The increased cash provided by investing activities in 1998 was the result of proceeds from the sale of the operating assets of DTO, offset by minor capital expenditures. Only equipment with general alternative uses has been capitalized. Certain other specialized equipment has been expensed as research and development. No material commitments exist as of December 31, 1998 for future purchases of capital assets.

         Throughout 1997 and 1998, the Company has continued to raise additional funds through equity and debt funding to finance its operating losses. The net cash provided by financing activities decreased from $4,013,421 in 1997 to $1,509,472 in 1998. As a result of its reduced operating loss and the proceeds from the sale of DTO, the Company had less of a need for additional financing. Based on the developmental stages of the Company's technology, additional financing will be necessary in the future. If all of the Company's warrants that were outstanding as of December 31, 1998, and have not yet expired in 1999, were exercised, the Company would collect proceeds of approximately $2.3 million. (See Note 9 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaled $90,000 in 1998 and $100,000 in 1997. Given the current price of the Company's common stock, it is unlikely that all warrants would be exercised in the near future. Approximately one half of the potential proceeds from warrants involve warrants priced significantly above the current market price. The Company may also receive proceeds from the exercise of stock options. If all currently vested options that have an exercise price below the market price of the Company's stock as of March 18, 1999 were exercised, the Company would receive proceeds of approximately $1.3 million.

         Following is a summary of debt and equity proceeds that the Company has received from January 1, 1996 through the date of this filing:

Series E Preferred Stock

         In December 1995 and January 1996 through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for and issued 1,190 shares of its Series E convertible preferred stock. The offering provided proceeds of approximately $11,900,000 to the Company, less expenses of approximately $1,631,000. The Series E preferred stock was noncumulative and had a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and was entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis.

         Each share of Series E preferred stock was convertible into that number of shares of common stock determined by dividing the original issue price of the Series E preferred stock, plus an accretion amount equal to 8% of the issue price per annum, by the conversion price. The conversion price was the lesser of $1.50 or the average closing bid price for the Company's common stock for the calendar month immediately preceding the conversion date. The amount convertible in any calendar month at a price equal to the average closing bid price for the Company's common stock for the calendar month immediately preceding the conversion date was limited to 7% of the shares held by each Series E shareholder as of April 14, 1997. The preferred shares were redeemable for cash, at the option of the Company, upon presentation of the shares for conversion.

         During 1998, 168 shares of the Series E preferred stock were converted into 6,893,526 shares of common stock and 28 shares of the Series E preferred stock were redeemed for cash of $332,011. During 1997, 418 shares of the Series E preferred stock were converted into 5,542,941 shares of common stock and 32 shares of the Series E preferred stock were redeemed for cash of $368,795. As of December 31, 1998, all shares of the Series E preferred stock had been converted to common stock or redeemed for cash. Cumulatively, 14,676,061 shares of the Company's common stock were issued upon conversion of 1,128 shares of the Series E preferred stock.

DTO Notes

         In October 1996, DTO, a subsidiary of the Company, issued notes payable totaling $1,000,000. These notes bore interest at a rate of 15%, payable quarterly. The principal balance was due June 1, 1997. In connection with these notes, the Company also issued 200,000 warrants enabling the holder to purchase shares of the Company's common stock at a price of $1.00 per share. 100,000 of these warrants were exercised in 1997. The notes were collateralized by the assets of DTO and guaranteed by the Company.

8% Convertible Debenture

      In February 1997, the Company closed an offering of an 8% convertible debenture under Regulation S of the Securities Act of 1933. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses and discount of $55,755, for the issuance of the debenture. The entire unpaid principal and accumulated interest on the debenture was due and payable on the second anniversary of the date on which the debenture was issued. The debenture was converted into common stock in accordance with the terms of the agreement as described below.

      The lender converted $83,334 of principal into 196,439 shares of the Company's common stock in December 1997. The conversion price was 75% of the average of the closing bid price of the Company's stock for the 10 trading days preceding the notice of conversion. In May 1998 the lender converted an additional $200,000 of principal into 1,469,119 shares of the Company's common stock. The conversion price was equal to the average closing bid price of the Company's common stock for the calendar month preceding the date of conversion (April 1998). In December 1998, the lender converted the remaining $272,221 of principal and $61,592 of accrued interest into 942,044 shares of the Company's common stock. The conversion price was based on 95% of the average of the closing bid price of the Company's stock for the 10 trading days preceding the notice of conversion. As of December 31, 1998, the Company has no remaining obligation to the former holder of the debenture.

Series F Preferred Stock

     In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 for 1,700 shares of its Series F convertible preferred stock. The Company received net proceeds of $1,527,500, which represented gross proceeds of $1,700,000, less expenses of $172,500. Each share had a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F preferred was convertible into that number of shares of common stock determined by dividing the original issue price of the Series F preferred stock, plus an accretion amount equal to 4% of the issue price per annum, by the conversion price. The conversion price was the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F preferred stock bears no dividends and holders of the Series F preferred stock have no voting power except in certain circumstances pursuant to Texas state law.

     On March 17, 1998, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the Series F shareholders. Under the terms of this agreement, the Series F shareholders were allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998 into the Company's common stock. The conversion price for each month was the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 was $0.15. Upon submission for conversion, the Company had the right to redeem the preferred shares for 107.5% of the original purchase price. All remaining shares of the Series F preferred stock were converted in 1998.

     During 1998, the Series F shareholders converted 1,081 shares of Series F preferred stock into 5,571,503 shares of common stock. During 1997 the Series F preferred stock shareholders converted 455 shares of Series F Preferred stock into 714,746 shares of common stock and 164 shares of Series F preferred stock were redeemed for $183,195 in cash.

Series G Preferred Stock

     From June 1997 through August 1997, through an exempt offering under Regulation D of the Securities Act of 1933, the Company issued 1,700 shares of its Series G preferred stock. The offering provided proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. Each share has a liquidation preference of $1,000 plus 10% per annum from the date of issuance. Each share of Series G preferred stock is convertible into shares of common stock as determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10% of the issue price per annum, by the conversion price. The conversion price is fixed at a rate of $1.00 per share. The Series G preferred stock bears no dividends and holders of the Series G preferred stock are entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis.

     In connection with the issuance of the Series G preferred shares, each Series G shareholder also received warrants to purchase the Company's common stock. The number of warrants received by each shareholder was equal to 50% of the dollar value of Series G preferred stock received. A total of 850,000 warrants were issued in connection with this transaction. These warrants allow the holder to purchase shares of the Company's common stock of at a price of $1.00 per share for a period of 10 years. The registration statement covering shares of common stock into which the Series G preferred stock is convertible and the common stock issuable upon exercise of the warrants was declared effective on June 18, 1998.

     During 1998, 100 shares of Series G Preferred stock were converted into 110,000 shares of common stock.

October 1997 Offering

     In October 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933. Under the terms of the offering, the investors committed to purchase $3.5 million dollars of the Company's common stock in seven installments of $500,000 each. The first installment was payable at closing and the next six installments were due on the first business day of each month from November 1997 through April 1998. The purchase price for the shares was 65% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the due date of the installment. In addition, the subscription agreement stipulated that the investors were to receive one warrant for each share of the Company's common stock purchased. These warrants were exercisable for a period of five years at an exercise price equal to 115% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the issuance date of the warrants. The warrants were to be issued on the same date as the previously described installment due dates.

     The Company received cash proceeds of $1,000,000 in 1997 and issued 2,829,334 shares of its common stock in connection with the installments due under the October 1997 Offering in October and November. The Company also issued 1,118,868 shares of its common stock in connection with the installment due December 1, 1997; however payment was not received for those shares. The Company also issued 2,829,334 warrants at a price of $0.625 and 1,118,868 warrants at a price of $0.791. In January 1998, the Company and the investors agreed to terminate the subscription agreement. As a result of this agreement, the investors agreed to return 318,868 of the shares received in December, pay cash of $250,000, and return all warrants received under the agreement. After termination of the subscription agreement in January 1998, the Company had received a total of $1,249,960 in proceeds. There were no material expenses associated with this offering. A registration statement covering the shares issued in connection with this offering was filed and declared effective by post-effective amendment on October 28, 1997.

1998 Private Placements

         In 1998, the Company issued 3,915,895 shares of restricted common stock, and received cash proceeds of $713,236, in connection with private placements of the Company's common stock in exempt offerings under Regulation D of the Securities act of 1933. The shares were issued at prices approximating the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective June 18, 1998.

MCC Settlement

         During 1998, the Company issued 500,000 shares of the Company's common stock to MCC as part of an agreement to settle and pay the remaining amount due under the minimum royalty agreement described in Note 11 to the Consolidated Financial Statements. Based on the market price of the Company's stock at the time, these shares were valued at $100,000. In 1997 the Company also issued 340,717 shares of the Company's common stock to MCC to pay the remaining balance due on a services agreement entered into in the April 1995 amendment to the MCC agreement. The remaining principal and interest due under the agreement at the time of issuance of the shares was $201,810.

December 1997 Notes

         In December 1997, the Company issued notes payable to shareholders of the Company in the amount of $485,000. These notes were six-month notes bearing interest at a rate of 15% and secured by the assets of DTO. These notes were convertible into the Company's common stock at the option of the lender. The conversion price of the Company's common stock for determining the number of shares to be issued was equal to 75% of the average closing bid price of the Company's common stock for the five trading days preceding the date of notification. $300,000 of these notes were converted into shares of the Company's common stock at the time of the sale of the DTO assets. The remaining $185,000 which was payable to the Company's Chief Executive Officer, was repaid at the time of the sale of the DTO assets.

Other 1997 Shares

         During 1997, the Company issued 30,000 shares of the Company's common stock to an advisor as payment for services rendered. Based on the market value of the stock at the time of issuance, $39,375 was charged to expense in connection with this transaction. In addition, the Company issued 239,275 shares of the Company's common stock in 1997 to various trade creditors as payment for amounts due totaling $235,644. Theses shares were registered on a registration statement declared effective on June 9, 1997.

1998 Notes

         During 1998, the Company issued a total of $1,005,000 of notes payable to investors that were convertible into shares of the Company's common stock at the option of the lender, primarily at a rate of $0.25 per share, which approximated the market price at the time the loans were made. A total of $200,000 of these notes were converted into shares of the Company's common stock in 1998 and $705,000 were converted into shares of the Company's common stock in February 1999. The remaining $100,000 of these notes are payable to the Company's CEO and have not been converted to common stock. The Company also issued notes payable totaling $260,000 which are not convertible into the Company's common stock. These notes were short-term notes bearing interest at a rate of 15% and secured by all assets of the Company. The Company also issued $100,000 of 90 day notes payable bearing interest at a rate of 15%, and secured by all assets of the Company, that were accompanied by warrants enabling the holders to purchase a total of 400,000 shares of the Company's common stock at $0.25 per share, which approximated market at the time of the loans.

1999 Notes

         In January and February 1999, the Company borrowed a total of $200,000 from a shareholder for working capital purposes. These short-term loans bear interest at a rate of 15%, are secured by all assets of the Company, and are convertible into the common stock of the Company at rates ranging from $0.30 to $0.40 per share. These conversion rates approximated the market price of the Company's common stock at the times the loans were arranged. These notes were converted into shares of Company's common stock in February 1999. The Company also issued a total of 200,000 shares of its common stock, in an exempt offering under Regulation D of the Securities act of 1933, for a total of $110,000 in February 1999.

         The principal source of the Company's liquidity has been funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants, although there is no assurance that such warrants will be exercised. In the event that the Company needs additional funds, the Company may seek to sell additional debt or equity securities. The Company may seek to increase its liquidity through bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future. Wallace Sanders & Co., independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Independent Auditors' Report."

                                    OUTLOOK

         As a result of the royalty agreement signed in March 1999, it is anticipated that the Company will be profitable in 1999 as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard and related electronic display products may require additional funds that may not be available at terms acceptable to the Company.

         The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. At the present time the Company has the existing resources, including royalties receivable to sustain it for a period of approximately 18 months from the date of this report at current spending levels. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers for its electronic billboard product, which is currently under development. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed.

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. The Company's plan is primarily dependent on increasing revenues and raising additional funds through strategic partners and additional debt offerings. If adequate funds are not available from operations, or additional sources of financing, the Company may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require the Company to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect the Company.

     The Company has determined that the Year 2000 Issue will have an immaterial effect on the Company. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. These vendors all have upgrades available which correct the Year 2000 Issue. The Company plans to purchase the upgraded software, where required, in early 1999 to insure adequate time for implementation. The cost of these upgrades is expected to be no greater than $20,000 and it is not expected to have a material effect on the operations of the Company. If such upgrades are not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

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

     This assessment is based on the present circumstances of the Company in which the Company has virtually no customers and no significant suppliers. In this scenario, the Company's Year 2000 risk is virtually non-existent. If the Company's business plan is successful and it is able to develop and sell products, the Company may become subject to Year 2000 risk related to third parties. The Company intends to assess the risk associated with third party remediation of the Year 2000 Issues at the time that it enters into any significant contracts or relationships with third parties and to develop a contingency plan at that time if necessary.

                            SEASONALITY AND INFLATION

         SI Diamond's business is not seasonal in nature. Management believes that SI Diamond's operations have not been affected by inflation.

ITEM 7. FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           OF SI DIAMOND TECHNOLOGY, INC.


CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report....................................................................  18

Consolidated Balance Sheets - December 31, 1998 and 1997........................................  19

Consolidated Statements of Operations - Years Ended December 31, 1998 and 1997..................  20

Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31,
     1998 and 1997..............................................................................  21

Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and 1997..................  23

Notes to Consolidated Financial Statements......................................................  24

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of SI Diamond Technology, Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has relied primarily on capital raised through offerings of common and preferred stock to fund its operations and has experienced operating losses. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future. As of February 15, 1999, the Company has not yet achieved profitability, has a working capital deficit and must obtain additional financing to fund its ongoing operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wallace Sanders & Company

Dallas, Texas
February 15, 1999, except for Note 15,
as to which the date is March 25, 1999

                    SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                       ASSETS

                                                                                           DECEMBER 31,
                                                                                -----------------------------------
                                                                                     1998                1997
                                                                                ---------------    ----------------
Current assets:
     Cash and cash equivalents...............................................   $         2,636    $         1,000
     Accounts receivable, trade..............................................           184,020            448,042
     Receivable from shareholders............................................                --            250,000
     Inventories.............................................................            65,529                 --
     Prepaid expenses and other current assets...............................           101,508             80,128
                                                                                ---------------    ----------------

           Total current assets..............................................           353,693            779,170

Property, plant and equipment, net...........................................           160,670          1,841,419
Intangible assets, net.......................................................             9,000             15,000
Other assets.................................................................            14,500                 --
                                                                                ---------------    ----------------

           Total assets......................................................   $       537,863    $     2,635,589
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:
     Book overdraft..........................................................   $            --    $       156,686
     Accounts payable........................................................         1,419,604          1,272,958
     Notes payable - related parties.........................................         1,165,000            550,000
     Accrued liabilities.....................................................           584,987            892,553
     Billings in excess of costs and estimated earnings
       on uncompleted contracts..............................................             4,770              6,000
                                                                                ---------------    ----------------

           Total current liabilities.........................................         3,174,361          2,878,197
                                                                                ---------------    ----------------

Notes payable, long-term.....................................................                --            437,593
                                                                                ---------------    ----------------

Commitments and contingencies

Shareholders' equity (deficit):
     Preferred stock, $1.00 par value, 2,000,000 shares authorized;
       1,700 and 3,077 shares issued and outstanding, respectively...........             1,700              3,077
     Common stock, 120,000,000 shares authorized, $.001 par value,
       45,986,617 and 24,238,893 shares issued and outstanding, respectively.            45,987             24,239
     Additional paid-in capital..............................................        52,019,707         50,386,816
     Accumulated deficit.....................................................       (54,703,892)       (51,094,333)
                                                                                ---------------    ----------------
           Total shareholders' equity (deficit)..............................        (2,636,498)          (680,201)
                                                                                ---------------    ----------------

           Total liabilities and shareholders' equity (deficit)..............   $       537,863    $     2,635,589
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------

                 The accompanying note are an integral part of
                     the consolidated financial statement.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            YEAR  ENDED
                                                                                            DECEMBER 31,
                                                                                -----------------------------------
                                                                                     1998                1997
                                                                                ---------------    ----------------
Revenues....................................................................        $   721,841     $    3,568,164

Cost of sales................................................................         1,592,225          4,388,747
Selling, general and administrative expenses.................................         2,149,018          3,790,072
Research and development.....................................................         1,167,673            605,105
Loss on impairment of assets.................................................                --            480,164
                                                                                ---------------    ---------------
Operating costs and expenses.................................................         4,908,916          9,264,088
                                                                                ---------------    ---------------

                  Loss from operations.......................................        (4,187,075)        (5,695,924)
                                                                                ---------------    ---------------

Other income (expense):
         Gain (Loss) on disposal of assets...................................           771,515           (517,144)
         Other income (expense), net.........................................          (141,988)          (107,833)
                                                                                ---------------    ---------------

                  Net loss...................................................        (3,557,548)        (6,320,901)

Less preferred stock dividend................................................          (254,957)          (795,489)
                                                                                ---------------    ---------------

Net loss applicable to common shareholders...................................   $    (3,812,505)   $    (7,116,390)
                                                                                ---------------    ---------------
                                                                                ---------------    ---------------


         Basic and diluted net loss per common share.........................   $         (0.10)   $        (0.42)
                                                                                ---------------    ---------------
                                                                                ---------------    ---------------


Weighted average common shares outstanding...................................        37,207,122         17,018,775
                                                                                ---------------    ---------------
                                                                                ---------------    ---------------




               The accompanying notes are an integral part of
                    the consolidated financial statements.

                SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                            PREFERRED                      COMMON
                                     -----------------------     ---------------------------
                                     SHARES         AMOUNT        SHARES            AMOUNT
                                     ------        ---------     ----------      -----------
Balance, January 1, 1998              3,077        $   3,077     24,238,893      $    24,239

Warrants exercised                       --               --        600,000              600

Issuance of common stock
   as a result of the exercise
   of employee stock options             --               --         26,487               26

Conversion of Series E, F and G
   preferred stock into common
   stock                             (1,349)          (1,349)    12,575,029           12,575

Conversion of Reg. S debenture
   into common shares                    --               --      2,411,163            2,411

Redemption of Series E
   preferred stock for cash             (28)             (28)            --               --

Issuance of common stock
   shares in payment of short
   term notes and interest               --               --      2,038,018            2,038

Issuance of common stock
   in payment of other liabilities       --               --        500,000              500

Issuance of common stock
   warrants in connection with debt      --               --             --               --

Cancellation of previously
   issued common shares                  --               --       (318,868)            (318)

Issuance of common stock for cash        --               --      3,915,895            3,916

Net Loss                                 --               --             --               --
                                    -------        ---------     ----------      -----------

Balance, December 31, 1998            1,700        $   1,700     45,986,617      $    45,987
                                    -------        ---------     ----------      -----------
                                    -------        ---------     ----------      -----------


                                       ADDITIONAL     ACCUMULATED      UNEARNED
                                    PAID-IN CAPITAL     DEFICIT      COMPENSATION     TOTAL
                                    ---------------  --------------  ------------ ------------
Balance, January 1, 1998              $50,386,816    $ (51,094,333)   $       --  $  (680,201)

Warrants exercised                         89,400               --            --       90,000

Issuance of common stock
   as a result of the exercise
   of employee stock options                9,907               --            --        9,933

Conversion of Series E, F and G
   preferred stock into common
   stock                                 (11,226)               --            --           --

Conversion of Reg. S debenture
   into common shares                     531,402               --            --      533,813

Redemption of Series E
   preferred stock for cash              (279,972)         (52,011)           --     (332,011)

Issuance of common stock
   shares in payment of short
   term notes and interest                372,242               --            --      374,280

Issuance of common stock
   in payment of other liabilities         99,500               --            --      100,000

Issuance of common stock
   warrants in connection with debt       112,000               --            --      112,000

Cancellation of previously
   issued common shares                       318               --            --           --

Issuance of common stock for cash         709,320               --            --      713,236

Net Loss                                       --       (3,557,548)           --   (3,557,548)
                                      -----------    -------------    ---------- ------------

Balance, December 31, 1998            $52,019,707    $ (54,703,892)   $       -- $ (2,636,498)
                                      -----------    -------------    ---------- ------------
                                      -----------    -------------    ---------- ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                PREFERRED                       COMMON
                                          -----------------------     ------------------------
                                          SHARES         AMOUNT         SHARES        AMOUNT
                                          ------        ---------     ----------   -----------
Balance, January 1, 1997                     746        $     746     13,126,083      $ 13,126

Warrants exercised                            --               --        100,000           100

Issuance of Series F preferred
   stock for cash                          1,700            1,700             --            --

Conversion of Series E and F  preferred
   stock into common stock                  (873)            (873)     6,258,177         6,258

Conversion of Reg. S debenture
   into common shares                         --               --        196,439           197

Redemption of Series E and  F
   preferred stock for cash                 (196)            (196)            --            --

Issuance of common stock
   and warrants in connection
   with debt and services                     --               --         30,000            30

Issuance of common stock
   in exchange for release of
   debt                                       --               --        579,992           580

Issuance of Series G  preferred
   stock for cash                          1,700            1,700             --            --

Recognition of unearned compensation          --               --             --            --

Issuance of subsidiary preferred
   stock for cash                             --               --             --            --

Issuance of common stock for cash             --               --      3,948,202         3,948

Net Loss                                      --               --             --            --
                                         -------        ---------     ----------   -----------

Balance, December 31, 1997                 3,077        $   3,077     24,238,893   $    24,239
                                         -------        ---------     ----------   -----------
                                         -------        ---------     ----------   -----------


                                            ADDITIONAL      ACCUMULATED      UNEARNED
                                         PAID-IN CAPITAL      DEFICIT      COMPENSATION     TOTAL
                                         ---------------   -------------   ------------ ------------
Balance, January 1, 1997                 $    45,412,283   $ (44,705,442)   $ (29,526)  $    691,187

Warrants exercised                                99,900             --            --        100,000

Issuance of Series F preferred
   stock for cash                              1,525,800             --            --      1,527,500

Conversion of Series E and F  preferred
   stock into common stock                        (5,385)            --            --            --

Conversion of Reg. S debenture
   into common shares                             83,137             --            --         83,334

Redemption of Series E and  F
   preferred stock for cash                     (483,804)        (67,990)          --       (551,990)

Issuance of common stock
   and warrants in connection
   with debt and services                        294,595             --            --        294,625

Issuance of common stock
   in exchange for release of
   debt                                          436,874             --            --        437,454

Issuance of Series G  preferred
   stock for cash                              1,698,300             --            --      1,700,000

Recognition of unearned compensation             (20,896)            --        29,526          8,630

Issuance of subsidiary preferred
   stock for cash                                100,000             --            --        100,000

Issuance of common stock for cash              1,246,012             --            --      1,249,960

Net Loss                                              --      (6,320,901)          --     (6,320,901)
                                             -----------    ------------   ----------   ------------

Balance, December 31, 1997                   $50,386,816    $(51,094,333)  $       --   $   (680,201)
                                             -----------    ------------   ----------   ------------
                                             -----------    ------------   ----------   ------------


             The accompanying notes are an integral part of the
                    consolidated financial statements.

                          SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                ------------------------------
                                                                    1998             1997
                                                                -------------    -------------
Cash flows from operating activities:
   Net loss.................................................... $  (3,557,548)   $(6,320,901)
Adjustments to reconcile net loss to net
     cash used in operating activities:
   Non-cash compensation of employees and consultants
     upon issuance and forfeiture of stock options.............            --          8,630
   Interest paid in common stock...............................       115,871             --
   Loss on impairment of assets................................            --        480,164
   Warrants issued for debt and services.......................       112,000        294,625
   Depreciation and amortization expense.......................       449,445        759,939
   (Gain) loss on disposal of fixed assets.....................      (771,515)       517,144
   Services provided for payment of MCC notes..................            --        (29,382)
   Changes in assets and liabilities:
     Accounts receivable, trade................................       264,022        486,522
     Notes receivable..........................................            --         15,000
     Costs and estimated earnings in excess of billings
       on uncompleted contracts................................            --        584,770
     Inventory.................................................       (65,529)        73,394
     Prepaid expenses and other assets.........................       (21,380)        56,565
     Accounts payable..........................................       146,646     (1,288,885)
     Accrued expenses..........................................      (207,566)       116,734
     Billings in excess of costs and estimated earnings
       on uncompleted contracts................................        (1,230)        (3,875)
                                                                -------------    -----------

       Total adjustments.......................................        20,764      2,071,345
                                                                -------------    -----------

     Net cash used in operating activities.....................    (3,536,784)    (4,249,556)
                                                                -------------    -----------

Cash flows from investing activities:
   Increase in deposits........................................       (14,500)            --
   Capital expenditures........................................       (62,727)       (44,664)
   Proceeds from sale of equipment ............................     2,106,175        265,509
                                                                -------------    -----------

     Net cash provided by investing activities.................     2,028,948        220,845
                                                                -------------    -----------

Cash flows from financing activities:
   Book overdraft..............................................      (156,686)       156,686
   Proceeds from notes payable - related parties...............     2,135,000        985,000
   Repayment of notes payable..................................    (1,200,000)    (1,040,961)
   Redemption of preferred stock...............................      (332,011)      (551,990)
   Proceeds from issuance of preferred and common stock........     1,063,169      4,427,460
   Restricted cash.............................................            --         37,226
                                                                -------------    -----------

Net cash provided by financing activities......................     1,509,472      4,013,421
                                                                -------------    -----------

Net decrease in cash and cash equivalents......................         1,636        (15,290)
Cash and cash equivalents, beginning of year...................         1,000         16,290
                                                                -------------    -----------
Cash and cash equivalents, end of year......................... $       2,636    $     1,000
                                                                -------------    -----------
                                                                -------------    -----------

                       The accompanying notes are an integral part of
                            the consolidated financial statements.

               SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS:

     SI Diamond Technology, Inc. and its subsidiaries are engaged in the development of products for applications using its proprietary field emission technology and the commercialization of electronic digitized sign technology. The Company has performed contract research and development of advanced scientific applications for governmental customers. The Company is performing significant research and development related to its Diamond-Based Field Emission ("DFE") technology.

     As indicated in the accompanying consolidated statements of operations, the Company experienced operating losses in 1998 and 1997. The Company completed its initial public offering in 1993. Through February 1999, in a series of offerings, the Company has raised proceeds of approximately $52.1 million, net of issuance costs (See Note 7). The Company is seeking strategic partners to inject capital to enable the commercialization of several of its technologies and fund a portion of the ongoing operations and development cost. To the extent that it is unable to raise sufficient funds through strategic partners, the Company may seek additional funds through the equity markets. There is no assurance that such strategic partners will be available, that funds will be available in the equity markets, or that commercialization will result in income from operations. Management believes it will be able to secure additional funding, if need be, to allow the Company to continue operations until an agreement can be finalized with a strategic partner or additional equity can be raised. Full commercial development of the Company's DFE technology may require additional funds that may not be available at terms acceptable to the Company.

     The principal source of the Company's liquidity has been from the funds received from exempt offerings of common and preferred stock. The Company may receive additional funds from the exercise of warrants or options, although there is no assurance that significant funds will be received from the exercise of any such warrants or options in the near future. The Company may also seek to increase its liquidity through additional bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will depend on the viability of its products, their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

     A portion of the Company's research and development has been funded through the sponsorship of agencies of the U.S. Government. The Company currently has no funded research projects from the U.S. Government and is currently not seeking any such grants. Under the present circumstances, all research and development performed is being internally funded by the Company or through joint venture partners. The Company has substantially reduced the amount being spent on research and development until such time as new grants are obtained or additional funding becomes available.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Diamond Tech One, Inc. ("DTO"), Electronic Billboard Technology, Inc. ("EBT"), SDI Acquisition Corp. ("SDI"), Plasmatron Coatings and Systems, Inc. ("Plasmatron"), SIDT Coatings, Inc. ("Coatings"), and Northlight Displays, Inc. ("Northlight"), and its majority owned subsidiary, Field Emission Picture Element Technology, Inc. ("FEPET"), after the elimination of all significant intercompany accounts and transactions. FEPET is primarily involved in developing products for applications using the Company's proprietary DFE technology. EBT is primarily involved in the commercialization of electronic digitized sign technology. The Companies remaining subsidiaries (SDI, DTO, Plasmatron, Coatings, and Northlight) are currently inactive.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Contract revenues and technology rights

     A portion of the Company's revenues have consisted of earnings under agreements to perform research and development for others, primarily U.S. federal government agencies. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes. The Company retains all other rights to use, develop, and commercialize the technology.

Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

     The Company sells products and services on credit primarily to large U.S. based corporations and governmental agencies, although in some instances it may ship products to Asia or Europe. It is the Company's policy to record reserves for potential credit losses. Since inception, the Company has experienced minimal losses. The Company has no reserve for potential credit losses at either December 31, 1998 or 1997 and does not consider any such reserve necessary.

Inventories

     Inventories are recorded at the lower of cost (first-in, first-out) or market and consist entirely of purchased components at December 31, 1998.

Property, plant and equipment

     Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years, or the lease term for leasehold improvements, if less. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in income.

Intangible assets

     The Company has applied to obtain certain United States patents, which are currently pending. Certain patent costs, which consist primarily of legal fees, have been capitalized and will be amortized using the straight-line method over the useful lives of the patents (5 years), if approved. If such patents are rejected, the costs will be charged to expense at the date of rejection. The Company wrote off the costs associated with certain patents no longer expected to have value to the Company as well as related liabilities. This write off had no material impact on expense in either 1998 or 1997. The majority of patent costs are expensed as incurred.

     At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its intangible assets. If an indicator of impairment is present, the Company compares the projected undiscounted operating cash flows for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating cash flows for the next ten years, discounted at the Company's borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value is charged to impairment loss.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     In connection with this policy, and as the result of the shut-down of the Plasmatron operations in the third quarter of 1997, the Company wrote off the costs in excess of fair value of assets acquired related to the purchase of Plasmatron. These costs were being amortized using the straight-line method over an estimated life of 7.5 years and had a net book value of approximately $224,000 at the time they were written off.

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

Preferred stock dividends

     The Series E and F preferred stocks contain a provision (See Note 7) that allows the preferred shareholder to convert their preferred shares to common stock at a discount to the market value of the stock. The amount of this discount is treated as a dividend to the preferred shareholders. In addition, the Series E preferred stock bears an 8% accretion payable in common stock and the Series F preferred stock bears a 4% accretion payable in common stock, payable at the date of conversion at the same price as the common shares being received. The Company's Series G Preferred stock bears a 10% accretion payable in common stock at the date of conversion. All accretions paid in common stock or payable in common stock if the shares were converted as of December 31, 1998 and 1997, respectively, have been treated as preferred dividends. The amount treated as a dividend in 1998 related to the accretion and the discount was $36,142, $53,815, and $165,000, respectively for the Series E, Series F, and Series G preferred stocks. The amount treated as a dividend in 1997 related to the accretion and the discount was $535,758, $178,306, and $81,425, respectively for the Series E, Series F, and Series G preferred stocks.

Loss per common share

     In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which requires the Company to present its basic loss per share and diluted loss per share, and certain other loss per share disclosures for each year presented. Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted loss per share is similar to the computation of basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

In 1998 and 1997, the Company had various amounts of preferred shares, common stock options and warrants outstanding during the years which were not included in the diluted loss per share calculation because they would have been antidilutive. As of December 31, 1998 and 1997, the Company had 1,700 and 3,077 preferred shares outstanding, respectively, 4,227,397 and 2,834,703 options outstanding, respectively, and 2,695,379 and 6,733,581 warrants outstanding, respectively.

Reclassifications

     Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current year presentation format.

                    SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Management's estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Fair value of financial instruments

     The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable, and capital lease obligations. All financial instruments are accounted for on an historical cost basis, which approximates fair value at December 31, 1998 and 1997.

New accounting standards

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive loss approximates the net loss reported.

3.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 1998 and 1997 is as follows:

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1998            1997
                                                                                    -------------  -------------
Property, plant and equipment, at cost:
     Plant and equipment..........................................................  $     918,453  $   3,343,890
     Furniture and office equipment...............................................         37,328        645,505
     Leasehold improvements.......................................................             --         59,258
                                                                                    -------------  -------------
       Total cost.................................................................        955,781      4,048,653
     Less accumulated depreciation................................................       (795,111)    (2,207,234)
                                                                                    -------------  -------------
                                                                                    $     160,670  $   1,841,419
                                                                                    -------------  -------------
                                                                                    -------------  -------------

Intangible assets:
     Patents .....................................................................  $      30,000  $      30,000
     Less accumulated amortization................................................        (21,000)       (15,000)
                                                                                    -------------  -------------
                                                                                    $       9,000  $      15,000
                                                                                    -------------  -------------
                                                                                    -------------  -------------

Accrued liabilities:
     Payroll and related accruals.................................................  $      66,913  $      71,981
     Accounting and legal fees....................................................        265,000        269,000
     Exclusivity fee payable to MCC...............................................             --        355,000
     Other........................................................................        253,074        196,572
                                                                                    -------------  -------------
                                                                                    $     584,987  $     892,553
                                                                                    -------------  -------------
                                                                                    -------------  -------------

                SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

4.   LEASE OBLIGATIONS:

     The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2003. Rental expense was $252,829 and $477,636 for the years ended December 31, 1998 and 1997, respectively.

     Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998, were as follows:

                1999                                      $  114,236
                2000                                         114,236
                2001                                         107,854
                2002                                          89,681
                2003                                          38,616
                                                          ----------
                Total future minimum lease payments       $  464,623
                                                          ----------
                                                          ----------

     At December 31, 1997 assets acquired under a capital lease agreement of $733,688 were included in plant and equipment and accumulated amortization of $415,757 was also included in accumulated depreciation. Payments under the capital lease agreement were completed in 1997 and all equipment under this lease was transferred to the Company. This equipment was sold as part of the sale of the assets of DTO in 1998. Also in 1998, the lease on the property previously occupied by the Company was transferred to the purchaser of the assets of DTO at the time of the sale of DTO's assets.

5. BANK LINE OF CREDIT AND NOTES PAYABLE :

     During 1997, the Company had a bank line of credit that allowed for borrowings up to $500,000. Borrowings under the line of credit bore interest at the bank's floating rate, which approximated 10% at that time. The line of credit was secured by the assets of DTO and guaranteed by the parent Company. The line of credit expired in 1997 and was not renewed.

     Total interest expense for all debt was approximately $327,000 and $357,000 for 1998 and 1997, respectively.

      In February 1997, the Company closed an offering of an 8% convertible debenture under Regulation S of the Securities Act of 1933. On March 7, 1997 the Company received gross proceeds of $555,555, less expenses and discount of $55,755, for the issuance of the debenture. The entire unpaid principal and accumulated interest on the debenture, was due and payable on the second anniversary of the date on which the debenture was issued. The debenture was converted into common stock in accordance with the terms of the agreement as described below.

      The lender converted $83,334 of principal into 196,439 shares of the Company's common stock in December 1997. This conversion price was 75% of the average of the closing bid price of the Company's stock for the 10 trading days preceding the notice of conversion. In May 1998 the lender converted an additional $200,000 of principal into 1,469,119 shares of the Company's common stock. The conversion price was equal to the average closing bid price of the Company's common stock for the calendar month preceding the date of conversion (April 1998). In December 1998, the lender converted the remaining $272,221 of principal and $61,592 of accrued interest into 942,044 shares of the Company's common stock. The conversion price was 95% of the average of the closing bid price of the Company's stock for the 10 trading days preceding the notice of conversion. As of December 31, 1998, the Company has no remaining obligation to the former holder of the debenture.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5.   BANK LINE OF CREDIT AND NOTES PAYABLE (CONTINUED):

Notes payable at December 31, 1998 and 1997 consisted of the following:

                                                                                        1998           1997
                                                                                        ----           ----
             Convertible debenture, net of unamortized discount of $34,629 at
             December 31, 1997 with a stated interest rate of 8% and an effective interest rate of 8.9%. Principal and interest due in
             March, 1999. The note was prepaid
             in common stock as described above.                                  $         --     $    437,593

             Notes payable to investors, due February 1999. These notes are 90 day notes, bearing interest at a rate of 15%, and secured by all assets of the Company. A portion of these notes are convertible
             into common stock as described below.                                     965,000               --

             Note payable to investors, due February 1999. These notes are 90 day notes, bearing interest at a stated rate of 15%, with effective rate of 31%, and secured by all assets of the Company. The investors also received warrants enabling them to purchase 400,000 shares of the Company's common stock at a
             price of $0.25 per share through November 1999.                           100,000               --

             Note payable to the Company's CEO, bearing
             interest at a rate of 15%, due on demand, and
             convertible into common stock as described below.                         100,000          185,000

             Note payable to a shareholder, due June 1998
             including interest at a rate of 15%. The note is
             collateralized by the assets of DTO. This note was
             converted to the Company's common stock in May 1998.                           --          300,000

             Demand note payable to a shareholder bearing
             interest at a rate of 15% and secured by all assets
             of DTO.                                                                         --          65,000
                                                                                   ------------       ---------

                                                                                     1,165,000          987,593
             Less current portion                                                   (1,165,000)        (550,000)
                                                                                   ------------       ---------

             Notes payable, long-term                                                $       --      $  437,593
                                                                                   ------------       ---------
                                                                                   ------------       ---------

      Included in the notes payable to investors are notes totaling $705,000 which are convertible into the Company's common stock at the option of the lender. Of the notes that are convertible into the Company's common stock, $650,000 are convertible at a price of $0.25 per share and $55,000 are convertible at price of $0.20 per share, which approximated the market price of the stock at the time that the loans were made. These investors are also shareholders of the Company, although none would be classified as affiliates either by virtue of the number of shares owned or other relationships with the Company. In February 1999, these notes were converted to shares of the Company's common stock (see Note 15). The notes payable to the Company's CEO are also convertible into the Company's common stock at a rate of $0.25 per share.

                SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6.   INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 1998 and 1997, were as follows:

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      1998              1997
                                                                                  -------------    -------------
Deferred tax assets:
     Net operating losses.......................................................  $  17,511,000    $  16,272,000
     Research and experimentation credits.......................................        478,000          478,000
     Capitalized intangible assets..............................................        340,000          408,000
     Accrued expenses not deductible until paid.................................          7,000           14,000
                                                                                  -------------    -------------
     Total deferred tax assets..................................................     18,336,000       17,172,000
                                                                                  -------------    -------------

Deferred tax liabilities:
     Depreciation and amortization..............................................             --           39,000
                                                                                  -------------    -------------
     Total deferred tax liabilities.............................................             --           39,000
                                                                                  -------------    -------------

Net deferred tax assets before valuation allowance..............................     18,336,000       17,133,000

Valuation allowance.............................................................    (18,336,000)     (17,133,000)
                                                                                  -------------    -------------

Net deferred tax asset..........................................................  $          --    $          --
                                                                                  -------------    -------------
                                                                                  -------------    -------------

     The following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory federal income tax rates to pretax loss and the reported amount of income tax benefit for the periods ended December 31, 1998 and 1997.

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      1998              1997
                                                                                  -------------    -------------
Tax benefit at statutory rate of 34%............................................  $   1,209,000    $   2,149,000
Net increase in valuation allowance.............................................     (1,203,000)      (2,214,000)
Research and experimentation credits............................................             --               --
Nondeductible expenses..........................................................         (6,000)         (14,000)
Other...........................................................................             --           79,000
                                                                                  -------------    -------------
                                                                                  $          --    $          --
                                                                                  -------------    -------------
                                                                                  -------------    -------------

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $51 million that expire from 2006 through 2013, and are available to offset future taxable income. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $478,000 that expire through 2011. The Company completed its IPO in 1993, which effected an ownership change under Internal Revenue Code Section 382. The IPO and subsequent stock issuances may limit the Company's ability to utilize its net operating loss carryforwards and research and experimentation credits generated before the change in ownership.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK:

Preferred Stock

     The Company currently has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. The following table summarizes the preferred shares currently outstanding at December 31.:

                                                                       1998                      1997
                                       1998                         PREFERRED                  PREFERRED
                                   LIQUIDATION                 --------------------       --------------------
                                    PREFERENCE                 SHARES        AMOUNT       SHARES        AMOUNT
                                    ----------                 ------        ------       ------        ------
Series A                         $      100,000                   100        $   100         100       $   100
Series C                                     --                  --             --          --              --
Series E                                     --                  --             --           196           196
Series F                                     --                  --             --         1,081         1,081
Series G                              1,836,466                 1,600          1,600       1,700         1,700
                                 --------------                 -----        -------       -----       -------

     Total                       $    1,936,466                 1,700        $ 1,700       3,077       $ 3,077
                                 --------------                 -----        -------       -----       -------
                                 --------------                 -----        -------       -----       -------

Series A

     The Company had 100 shares of its Series A convertible preferred stock issued and outstanding as of December 31, 1998 and 1997. The Series A preferred stock is noncumulative. It has a liquidation preference of $1,000 per share, is convertible into 1,252.75 shares of common stock per share and is entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis. The Series A preferred stock shall also share equally and simultaneously in any distribution to common shareholders after the liquidation preference has been paid.

Series C

     There are currently no outstanding shares of the Series C preferred stock; however, 75,000 shares were authorized for issuance pursuant to outstanding Series C warrants. These warrants to purchase Series C preferred stock expired on February 9, 1998. The Company has no plans to issue any Series C Preferred stock.

Series E

     In December 1995 and January 1996 through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for and issued 1,190 shares of its Series E convertible preferred stock. The offering provided proceeds of approximately $11,900,000 to the Company, less expenses of approximately $1,631,000. The Series E preferred stock is noncumulative and has a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and is entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis.

     Each share of Series E preferred stock was convertible into that number of shares of common stock determined by dividing the original issue price of the Series E preferred stock, plus an accretion amount equal to 8% of the issue price per annum, by the conversion price. The conversion price is the lesser of $1.50 or the average closing bid price for the Company's common stock for the calendar month immediately preceding the conversion date. The amount convertible in any calendar month at a price equal to the average closing bid price for the Company's common stock for the calendar month immediately preceding the conversion date was limited to 7% of the shares held by the Series E shareholder as of April 14, 1997. The preferred shares could be redeemed for cash, at the option of the Company, upon presentation of the shares for conversion.

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK (CONTINUED):

     During 1998, 168 shares of the Series E preferred stock were converted into 6,893,526 shares of common stock and 28 shares of the Series E preferred stock were redeemed for cash of $332,011. During 1997, 418 shares of the Series E preferred stock were converted into 5,542,941 shares of common stock and 32 shares of the Series E preferred stock were redeemed for cash of $368,795. As of December 31, 1998, all shares of the Series E Preferred stock had been converted to common stock or redeemed for cash. Cumulatively, 14,676,061 shares of the Company's common stock were issued as a result of the conversion of 1,128 shares of the Series E Preferred Stock.

Series F

     In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 for 1,700 shares of its Series F convertible preferred stock. The Company received net proceeds of $1,527,500, which represented gross proceeds of $1,700,000 less expenses of $172,500. Each share has a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F preferred was convertible into that number of shares of common stock determined by dividing the original issue price of the Series F preferred stock, plus an accretion amount equal to 4 % of the issue price per annum, by the conversion price. The conversion price was the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F preferred stock bears no dividends and holders of the Series F preferred stock have no voting power except in certain circumstances pursuant to Texas state law.

     On March 17, 1998, the Company revised its Amended and Restated Articles of Incorporation pursuant to an agreement with the Series F preferred stock shareholders. Under the terms of this agreement, the Series F preferred stock shareholders were allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998 into the Company's common stock. The conversion price for each month was the average closing bid price of the Company's common stock for the preceding month, except that the conversion price for March 1998 was $0.15. Upon submission for conversion, the Company had the right to redeem the preferred shares for 107.5% of the original purchase price. All remaining shares of the Series F preferred stock were converted in 1998.

     During 1998, the Series F preferred stock shareholders converted 1,081 shares of Series F preferred stock into 5,571,503 shares of common stock. During 1997 the Series F preferred stock shareholders converted 455 shares of Series F Preferred stock into 714,746 shares of common stock and 164 shares of Series F preferred stock were redeemed for cash of $183,195.

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

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK (CONTINUED):

     Each share of Series G preferred stock is convertible into that number of shares of common stock determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10% of the issue price per annum, by the conversion price. The conversion price is fixed at a rate of $1.00 per share.

     In connection with the issuance of the Series G preferred shares, each Series G shareholder also received warrants to purchase the Company's common stock. The number of warrants received by each shareholder was equal to 50% of the dollar value of Series G preferred stock received. A total of 850,000 warrants were issued in connection with this transaction. These warrants allow the holder to purchase shares of the Company's common stock of at a price of $1.00 per share for a period of 10 years. The registration statement covering shares of common stock into which the Series G preferred stock is convertible and the common stock issuable upon exercise of the warrants was declared effective on June 18, 1998.

     During 1998, 100 shares of Series G Preferred stock were converted into 110,000 shares of common stock.

Subsidiary Preferred Stock

     In September 1997, the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd. ("DPN"), an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired 50 shares of convertible preferred stock and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. Of this payment, $400,000 was allocated to the licensing and marketing rights and $100,000 was allocated to the preferred stock based on its estimated fair market value at that date. These preferred shares convert FEPET common shares equivalent to a 5% ownership interest in FEPET.

Common Stock

     In October 1997, the Company closed an exempt offering under Regulation D of the Securities act of 1933 (the "October 1997 Offering"). Under the terms of the offering, the investors committed to purchase $3.5 million dollars of the Company's common stock in seven installments of $500,000 each. The first installment was payable at closing and the next six installments were due on the first business day of each month from November 1997 through April 1998. The purchase price for the shares was 65% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the due date of the installment. In addition, the subscription agreement stipulated that the investors were to receive one warrant for each share of the Company's common stock purchased. These warrants were exercisable for a period of five years at an exercise price equal to 115% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the issuance date of the warrants, with the warrants to be issued on the same date as the previously described installment due dates.

     The Company received cash proceeds of $1,000,000 in 1997 and issued 2,829,334 shares of its common stock in connection with the installments due under the October 1997 Offering in October and November. The Company also issued 1,118,868 shares of its common stock in connection with the installment due December 1, 1997; however payment was not received for those shares. The Company also issued 2,829,334 warrants at a price of $0.625 and 1,118,868 warrants at a price of $0.791. In January 1998, the Company and the investors agreed to terminate the subscription agreement. As a result of this agreement, the investors agreed to return 318,868 of the shares received in December, pay cash of $250,000, and return all warrants received under the agreement. After termination of the subscription agreement in January 1998, the Company had received a total of $1,250,000 in proceeds. There were no material expenses associated with this offering. A registration statement covering the shares issued in connection with the October 1997 Offering was filed and declared effective by post-effective amendment on October 28, 1997.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK (CONTINUED):

     In 1998, the Company issued 3,916,296 shares of restricted common stock and received cash proceeds of $713,236 in connection with private placements of the Company's common stock in exempt offerings under Regulation D of the Securities act of 1933. The shares were issued at prices approximating the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective June 18, 1998.

     In 1997 the Company issued 340,717 shares of the Company's common stock to MCC to pay the remaining balance due on a services agreement entered into in April 1995. The remaining principal and interest due under the agreement at the time of issuance of the shares was $201,810. The Company issued 500,000 additional shares of common stock to MCC in connection with the minimum royalty payment also described in Note 11. In addition, the Company issued 239,275 shares of the Company's common stock in 1997 to various trade creditors as payment for amounts due totaling $235,644.

     During 1997, the Company issued 30,000 shares of the Company's common stock to an advisor as payment for services rendered. Based on the market value of the stock at the time of issuance, $39,375 was charged to expense in connection with this transaction.

8.    STOCK OPTIONS:

     The Company sponsors three stock-based incentive compensation plans (the "Plans"). The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

     In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The 1992 Employees Plan was amended in July 1996 by the shareholders of the Company to reserve up to 3,000,000 shares of common stock for issuance to certain officers and key employees. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. At December 31, 1998, 191,834 shares remained available for grant under the 1992 Employees Plan.

     In July 1997, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the 1992 Employees Plan. A total of 418,688 options were repriced. The Company reduced the exercise price to $2.00 for 25% of all options priced above $2.00 for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $3.00 to $4.00. The market price of the Company's common stock at the time of repricing was $1.125 per share, or approximately 44% below the new exercise price of the stock.

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.    STOCK OPTIONS (CONTINUED):

     In March 1998 and May 1998, the Company's Board of Directors passed resolutions that further reduced the option exercise price of certain options previously granted under the 1992 Employees Plan. A total of 1,727,750 options were repriced. The Company reduced the exercise price to $0.375 for all options priced above that level for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $1.125 to $4.00. The market price of the Company's common stock at the time of the March and May repricings was $0.14 and $0.25 per share, or approximately 63% and 33%, respectively, below the new exercise price.

     In 1995, the Company awarded 153,000 non-qualified options to purchase its common stock under the 1992 Employees Plan to 26 employees. The options vested over a period of four years and when granted were exercisable at a price of $4.94 per share which was below the market price of the Company's common stock at the time of the grant. Unearned compensation was recorded and was shown as a separate component of stockholder's equity. The unearned compensation was amortized over the remaining term of the vesting periods of the options. Compensation expense of $8,630 was recognized in 1997 related to these issuances. Unearned compensation of $20,896 related to options canceled during 1997 was reversed to additional paid in capital in 1997. As of December 31, 1998 and 1997, no unearned compensation remained.

The following is a summary of stock option activity under the 1992 Employees
Plan:

                                                                                                    Wgtd. Avg.
                                                                                      Number of      Exercise
                                                                                        Shares        Price
                                                                                      ---------     ----------
Options outstanding at January 1, 1997.......................................         2,728,261       $4.07

         Granted.............................................................           338,125       $0.97
         Exercised...........................................................                --         --
         Canceled............................................................          (524,312)      $3.44
                                                                                      ---------

Options outstanding at December 31, 1997.....................................         2,542,074       $3.45
                                                                                      ---------

         Granted.............................................................           969,179       $0.375
         Exercised...........................................................           (26,487)      $0.375
         Canceled............................................................          (842,272)      $3.35
                                                                                      ---------

Options outstanding at December 31, 1998.....................................         2,642,494       $0.51
                                                                                      ---------
                                                                                      ---------

     In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The 1992 Directors Plan was amended in 1994, 1996 and 1997. A total of 500,000 shares are reserved for issuance under the plan and are issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted. At December 31, 1998, 115,097 shares remained available for grant.

     In May 1998, the Company's Board of Directors passed a resolution that reduced the option exercise price of certain options previously granted under the 1992 Directors Plan. A total of 284,903 options were repriced. The Company reduced the exercise price to $0.375 for all options priced above that level for all current directors of the Company at the time of the repricing. The exercise price of these options prior to repricing ranged from $1.125 to $4.00. The market price of the Company's common stock at the time of repricing was $0.25 per share, or approximately 33% below the new exercise price. The Board of Directors had previously reduced the exercise price of 42,096 of these options to a price of $2.00 per share in July 1997. At the time of the July 1997 repricing, the market price of the Company's stock was $1.125 per share, or approximately 44% below the new exercise price.

                SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.  STOCK OPTIONS (CONTINUED):


The following is a summary of stock option activity under the 1992 Director's
Plan:

                                                                                                   Wgtd. Avg.
                                                                                       Number of    Exercise
                                                                                        Shares        Price
                                                                                       ---------   ----------
Options outstanding at January 1, 1997.......................................           176,383       $3.57

         Granted.............................................................           124,246       $1.13
         Canceled............................................................            (8,000)      $4.13
                                                                                        -------

Options outstanding at December 31, 1997.....................................           292,629       $2.29
                                                                                        -------

         Granted.............................................................           100,000       $0.25
         Canceled............................................................            (7,726)      $1.125
                                                                                        -------

Options outstanding at December 31, 1998.....................................           384,903       $0.34
                                                                                        -------
                                                                                        -------


     In May 1998, the Board of Directors of the Company established the 1998 Officers and Directors' Stock Option Plan and reserved a total of 1,200,000 shares for issuance under the Plan. A total of 750,000 options, 150,000 for each outside director, were granted in May 1998 and an additional 450,000 options, 150,000 for each executive officer, were granted in July 1998. All 1,200,000 options are exercisable at a price of $0.375 per share. At the time of both grants, the market price of the Company's common stock was approximately $0.25 per share, or approximately 33% below the exercise price.

     The fair value of each stock option granted in 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 1998 and 1997; risk-free interest rate of 5.0% and 6.50% for 1998 and 1997, respectively; the expected lives of the options are five years for 1998 and 1997; and volatility of approximately 100% for 1998 and 56% for 1997.

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1997:

                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                              -------------------                                 -------------------
                      Number         Wgtd. Avg.                             Number
    Range of        Outstanding      Remaining         Wgtd. Avg.          Exercisable        Wgtd. Avg.
Exercise Prices     at 12/31/97      Contr. Life      Exercise Price       at 12/31/97       Exercise Price
---------------     -----------      -----------      --------------       -----------       --------------
$0.56 - $2.99        1,065,837       8yr, 7mo             $1.57               629,131             $1.57
$3.00 - $3.99          253,448       8yr, 10mo            $3.05                81,167             $3.15
$4.00 - $5.49        1,168,057       8yr, 1mo             $4.02               601,981             $4.03
$5.50 - $8.50          347,361       6yr, 10mo            $6.64               347,361             $6.64
                     ---------                                              ---------

Total                2,834,703       9yr, 1mo             $3.33             1,659,640             $3.60
                     ---------                                              ---------

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.  STOCK OPTIONS (CONTINUED):

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1998:

                                 Options Outstanding                              Options Exercisable
                                 -------------------                              -------------------
                      Number         Wgtd. Avg.                             Number
    Range of        Outstanding      Remaining         Wgtd. Avg.          Exercisable        Wgtd. Avg.
Exercise Prices     at 12/31/98      Contr. Life      Exercise Price       at 12/31/98       Exercise Price
---------------     -----------      -----------      --------------       -----------       --------------
$0.00 - $0.55        4,110,397       8yr, 6mo             $0.37              3,501,415            $0.37
$0.56 - $2.99           20,000       1yr, 1mo             $1.12                 20,000            $1.12
$3.00 - $3.99            5,000       3yr, 6mo             $3.88                  5,000            $3.88
$4.00 - $5.49           92,000       5 months             $4.00                 92,000            $4.00
                     ---------                                               ---------

Total                4,227,397       8yr, 7mo             $0.46              3,618,415            $0.47
                     ---------                                               ---------

The weighted-average fair values of options under the plans granted during 1998 and 1997 were as follows:

                                                      1998               1997
                                                 --------------     --------------
Discounted options                                    $0.00              $0.00
At-the-money options                                  $0.00              $0.46
Premium options                                       $0.23              $0.36
Repriced options                                      $0.20              $0.07

     During 1998, the Company did not incur any compensation cost for the Plans under APB No. 25. During, 1997, the Company incurred compensation expense of $8,630 under APB No. 25. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 1998 and 1997 would approximate the pro forma amounts as shown below:

                                   As Reported         Pro Forma         As Reported         Pro Forma
                                       1998               1998               1997               1997
                                   -----------        -----------        -----------        -----------
SFAS No. 123 Charge                         --           $804,194                 --           $985,331

APB No. 25 Charge                           --                 --             $8,630                 --

Net loss                           $(3,557,548)       $(4,361,742)       $(6,320,901)       $(7,297,602)

Net loss per common share               $(0.10)            ($0.12)            $(0.42)           $($0.47)

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.   STOCK WARRANTS:

Common Stock Warrants

     In the Company's initial public offering completed in February 1993 (the "IPO"), the Company issued a total of 100,000 warrants to purchase shares of the Company's common stock as part of the underwriter's compensation. These warrants are exercisable at $6.00 per share and may be exercised until February 17, 1998. The exercise period was extended to February 1, 1999 for 30,000 of these warrants in connection with a consulting agreement signed in 1997. These remaining warrants expired unexercised.

     In August 1993, in connection with an exempt offering under Regulation D of the Securities Act of 1933, the Company issued one warrant for every two shares of common stock purchased in this transaction. A total of 62,400 warrants were issued in this transaction, which may be exercised at prices ranging from $5.65 to $6.78 per share until June 30, 1998. The exercise period was extended to February 1, 1999 for 12,400 of these warrants in connection with a consulting agreement signed in 1997. These remaining warrants expired unexercised.

     In connection with the Company's offerings under Regulation S of the Securities Act of 1933 that were closed in August, September, October and November 1993 (the "1993 Reg. S Offerings"), the Company issued 219,149 warrants to purchase shares of the Company's common stock. A total of 169,754 of these warrants, which are exercisable at a price of $3.90 per share, expired in 1997 and the remaining 49,345 warrants expire at various dates through April 1999.

     In September 1994, the Company closed a foreign offering under Regulation S of the Securities Act of 1933. In connection with this offering, the Company subsequently issued warrants to purchase 150,000 shares of its common stock at an exercise price of $3.90 per share. These warrants expired unexercised on February 21, 1999.

     In connection with the termination of contractual obligations in February 1996, the Company issued warrants to purchase 60,000 shares of its common stock at an exercise price of $6.50 per share. These warrants expired unexercised on February 21, 1999.

     The Company issued warrants to purchase 55,000 shares of the Company's common stock, at an exercise price of $5.50 per share, to a former advisor in February 1996. These warrants expired unexercised on February 21, 1999.

     In connection with the December 1995 Offering, the Company issued 28,792 warrants to purchase shares of the Company's Common Stock. These warrants may be exercised at a price of $6.30 per share and expire April 10, 1999.

     In connection with the issuance of the Company's Series E preferred stock in February 1996, the Company issued 144,792 warrants to advisors involved in the transaction. These warrants enable the holders to purchase shares of the Company's common stock at a price of $7.89 through January 7, 2000.

     In 1996, the Company issued 35,000 warrants to an advisor in connection with the Company's fundraising activities. These warrants enable the holder to purchase shares of the Company's common stock at a price of $2.00 per share through 2006. In 1997, the Company issued 75,000 additional warrants to this advisor in connection with services related to a joint venture agreement. These warrants enable the holder to purchase shares of the Company's Common Stock at a price of $1.00 per share through 2007.

     In connection with the issuance of the Company's Series G preferred stock in 1997, the Company issued 850,000 warrants to holders of the Series G Preferred. These warrants enable the holders to purchase shares of the Company's common stock at a price of $1.00 through August 2002.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.   STOCK WARRANTS (CONTINUED):

     In October 1996, the Company completed a transaction whereby it borrowed a total of $1,000,000 in secured loans from a group of individuals. In connection with these loans, the Company issued 200,000 warrants with a value of approximately $200,000. The warrants enabled the holder to purchase shares of the Company's common stock at a price of $1.00 through June 1998. A total of 100,000 of these warrants were exercised in 1997. In connection with an extension of a portion of this debt, 40,000 additional warrants with a value of approximately $40,000 were issued entitling the holder to purchase shares of the Company's common stock, at a price of $0.703 per share, through June 1998. These warrants expired unexercised.

     In October 1997, the Company issued 205,000 warrants to an advisor in connection with an agreement to provide public relations services. The warrants entitled the holder to purchase shares of the Company's common stock as follows: 125,000 shares at a price of $0.6875 through September 1998, 40,000 shares at a price of $1.0313 through March 1999, and 40,000 shares at a price of $1.375 through September 1999. These warrants were valued at $150,000. The exercise period for each of these warrants was extended by a period of one year in 1998 and now expire in September 1999, March 2000, and September 2000, respectively. The warrant holder exercised 25,000 of the lowest priced warrants in February 1999.

     In connection with the Company's October 1997 Offering, the Company issued 3,948,202 warrants to investors involved in the transaction. The warrants entitled the holders to purchase shares of the Company's common stock at prices ranging from $0.625 to $0.791 through December 2002. In connection with the termination of this agreement in January 1998, the investors returned the warrants to the Company and the warrants were canceled.

     The Company issued 1,000,000 warrants to purchase its common stock in connection with loans made to the Company in 1998. A total of 600,000 warrants were issued in March 1998 in connection with a series of loans totaling $500,000 in March and April of 1998. These warrants were exercisable at a price of $0.15 per share, which approximated the market price of the Company's common stock at the time of issuance. These warrants were exercised in 1998. The remaining 400,000 warrants were issued in connection with loans totaling $100,000 made to the Company in November 1998. These warrants are exercisable for a period of one year, at a price of $0.25 per share, which approximated the market price of the Company's common stock at the time of issuance.

Preferred Stock Warrants

     In February 1995, the Company issued 75,000 warrants to purchase shares of its Series C preferred stock. These warrants were exercisable at $50.00 per share until February 9, 1998. Each share of Series C preferred stock was further convertible into 10 shares of the Company's common stock. These warrants expired unexercised in February 1998.

Summary

                                                                    NUMBER OF
                                                                     SHARES        EXERCISE PRICE
                                                                    ---------      --------------
Warrants outstanding at January 1, 1997.....................        2,017,249       $1.67-7.89

         Granted............................................        5,118,202       $0.625-1.375
         Exercised..........................................         (100,000)      $1.00
         Expired............................................         (301,870)      $3.90-5.736
                                                                   ----------

Warrants outstanding at December 31, 1997...................        6,733,581       $0.625-7.89

         Granted............................................        1,000,000       $0.15-0.25
         Exercised..........................................               --           --
         Expired or canceled................................       (5,038,202)      $0.625-6.00
                                                                   ----------

Warrants outstanding at December 31, 1998...................        2,695,379       $0.25-7.89
                                                                   ----------
                                                                   ----------

                 SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.   STOCK WARRANTS (CONTINUED):

     The preceding summary of stock warrant activity excludes the C&A warrants described in Note 11 which only become exercisable upon the occurrence of future contingent events. Preferred stock warrants are accounted for as common stock on an "as if converted" basis:

10.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest was $44,540 and $129,109 for 1998 and 1997, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

                                                                                        1998          1997
                                                                                        ----          ----
Non-cash financing activities:

  Recognition of the forfeiture of shares related to stock compensation
  increasing additional paid-in capital........................................     $       --    $    20,896

  Financing costs in connection with stock issuance deducted from proceeds.....     $       --    $   172,540

  Receivable from shareholders for stock issued................................     $  250,000    $   250,000

  Conversion of accounts payable and accrued liabilities into common shares....     $  100,000    $   365,415

  Conversion of notes payable into common shares...............................     $  792,222    $   155,373

11.  COMMITMENTS AND CONTINGENCIES:

Vision Mark Agreement

     In November 1998, the Company signed a marketing agreement with Vision Mark, LLC ("Vision Mark"), a Texas limited liability company and a related consulting and advisory services agreement with C&A Services LLC ("C&A"), a Texas limited liability company affiliated with Vision Mark., whereby Vision Mark and C&A agreed to represent the Company with several "protected" customers, as defined by the agreements. Under the terms of the agreements, the Company is obligated to provide C&A with 300,000 shares of its common stock upon the signing of an agreement with any one of the protected customers to provide an electronic billboard to such customer. In addition, C&A received warrants to purchase up to 9,700,000 shares of the Company's common stock.

     The warrants granted to C&A become exercisable under the following conditions. At such time as the Company has received cumulative revenue from protected customers of $10 million and for each cumulative increment of $10,000,000 thereafter, C&A has the right to purchase 250,000 shares of the Company's common stock at a discount of 50% to the market price of the common stock when each $10 million increment is reached. In addition, C&A has the right to purchase an additional 2,300,000 shares of the Company's common stock at a 50% discount to the current market price of the stock when cumulative revenue from protected customers reaches $100 million and an additional 2,300,000 shares under the same terms when cumulative revenue reaches $200 million. Finally, if revenue in any annual period ending on each anniversary date of the agreement exceeds $10 million, then C&A has the right to purchase 200,000 additional shares under the following terms. If revenue from protected customers is equal to or greater than 25% of consolidated SI Diamond revenue, than C&A can purchase an additional 100,000 shares at a 25% discount to the market price at that time and up to another 100,000 shares at a discount to the current market price equal to the percentage of revenue that protected customers represent of total revenue, to a maximum of 50%. The maximum amount of shares that can be purchased under all warrants issued to Vision Mark and C&A under the agreements is 9,700,000. All warrants expire December 31, 2006.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Agreements with MCC

     The Company entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation ("MCC") that was amended on several subsequent occasions to cross license and pool technologies. As part of this relationship with MCC, the Company acquired non-exclusive licenses to 144 MCC patents and other related technology. Under the license, the Company was obligated to pay MCC a cumulative minimum royalty of $500,000 by December 31, 1997 and $1,000,000 by December 31, 1998. As a result of amendments signed in December 1997 and September 1998, 62 Diamond Field Emission patents were assigned directly to the Company and 82 patents were returned to MCC. The Company agreed to pay a royalty fee of 2% of future commercial revenues related to the patents assigned to it. The Company has the right to offset one half of the costs of maintaining these patents against any royalties due under the agreement. MCC agreed to accept a cash payment of $5,000 and 500,000 shares of the Company's common stock in exchange for releasing the Company from the minimum royalty agreement. As of December 31, 1997 the Company had accrued $355,000 due under the minimum royalty agreement representing the minimum royalty payment of $500,000 less $145,000 of costs incurred in maintaining the patents. The stock issued in connection with this agreement was valued at $100,000 based on the market price at the time. The remaining $250,000 was taken into income 1998.

DiaGasCrown Venture

     In February 1995, the Company entered into an agreement with Diagascrown, Inc., a Russian joint stock company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia. According to its internal records, the Company has spent approximately $2.0 million on this research through December 31, 1998. Spending in Russia has been halted since 1996 pending agreement as to the nature and amount of the services to be performed in Russia for the remaining balance to be spent under the original agreement. There have been no substantive discussions related to future spending in Russia since the time that spending was halted.

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

Legal Proceedings

     On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. Semi-Alloys claims the equipment does not perform as required under the contract. Semi-Alloys seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. A trial date has been set for August 1999. At this time the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Legal Proceedings (continued)

     On July 20, 1998, TFI Telemark, Inc., a former vendor of Plasmatron, filed a complaint in the County Court at Law No. 2 of Travis County, Texas against the Company for debts of its subsidiary, Plasmatron. The Company was served with notice of this suit on August 5, 1998. All amounts claimed as owing by TFI are recorded as liabilities of Plasmatron in the consolidated financial statements of the Company. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

     On August 18, 1998, KDF Electronic & Vacuum Services, Inc., a vendor of DTO, filed a complaint in the United Sates District Court for the Southern District of New York against the Company for unpaid debts of its subsidiary, Diamond Tech One, Inc. The Company was served with notice of this suit on October 14, 1998. All known amounts owed by DTO to the KDF are recorded as liabilities of DTO in the consolidated financial statements of the Company. The amounts recorded as liabilities by DTO make up substantially all of the amounts claimed as due by KDF. No trial date has been set in this matter. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

     On January 28, 1999, Aetna Life Insurance Company, a former landlord of DTO, filed a complaint in the 12th Judicial District Court, Travis County, Texas against DTO as lessee, and the Company as guarantor, for unspecified alleged damages occurring as a result of DTO's early termination of a lease. DTO moved out of this facility with approximately nine months remaining on the lease which called for monthly rental payments of approximately $17,000. The Company contends that Aetna failed in its duty to mitigate damages and behaved in a reckless manner, which resulted in damages to the Company and its property. The Company intends to file a counterclaim against Aetna and its property manager for damages and the return of its security deposit. The Company believes that the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

     The Company and its subsidiaries are also defendants in various other lawsuits of a non-material nature related to the non-payment of invoices when due. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters and that settlement of such suits will not have a material financial impact on the Company.

Impact of the Year 2000 Issue

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

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. These vendors all have upgrades available which correct the Year 2000 Issue. It is the Company's plan to purchase the upgraded software, where required, in early 1999 to insure adequate time for implementation. The cost of these upgrades is expected to be no greater than $20,000 and it is not expected to have a material effect on the operations of the Company. If such upgrades are not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):


Impact of the Year 2000 Issue (continued)

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

12.  CONCENTRATIONS OF CREDIT RISK:

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 1998 and 1997, the Company had no amounts on deposit in excess of the Federal Deposit Insurance Corporation insurance limit; however, for limited periods of time during the year, bank balances may exceed such limits.

     The Company's receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

13.  SEGMENT INFORMATION:

     The Company had no revenues from government contracts in 1998 and had approximately $854,000 in revenues from government contracts in 1997. The majority of the government contracts are cost reimbursement contracts. As a result, the Company realizes little or no gain or loss in the performance of these contracts. The Company's contracts involving the United States government are or may be subject to various risks, including unilateral termination for the convenience of the government. As of December 31, 1998, the Company had no material commitment for future government funding.

14.  RELATED PARTY TRANSACTIONS:

     As described in Note 5, the Company has notes payable to its Chief Executive Officer. The $185,000 balance due at December 31, 1997 and secured by all assets of DTO was repaid at the time of the DTO sale in May 1998. Additional advances totaling $100,000 were made to the Company at subsequent dates. These advances are convertible into shares of the Company's common stock at a rate of $0.25 per share.

                   SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

14.      RELATED PARTY TRANSACTIONS (CONTINUED):

     In October 1998, Electronic Billboard Technology, Inc., a subsidiary of the Company entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI") a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT intends to use this technology in the development of its next generation electronic billboard product. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a billboard using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one year period following this initial two year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement. ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. The payment was not made by that date, however, the parties have agreed to extend the initial payment deadline to April 15, 1999.

15.  SUBSEQUENT EVENTS:

     In January and February 1999, the Company borrowed a total of $200,000 from a shareholder for working capital purposes. These short term loans bear interest at a rate of 15%, are secured by all assets of the Company and are convertible into the common stock of the Company at rates ranging from $0.30 to $0.40 per share, which approximated the market price of the Company's common stock at the times the loans were arranged. These notes, including interest, were converted into 590,697 shares of the Company's common stock in February 1999. The Company also issued a total of 200,000 shares of its common stock, in an exempt offering under Regulation D of the Securities act of 1933, for a total of $110,000 in February 1999.

     In February 1999, holders of the notes payable described in greater detail in Note 5 converted notes with a face amount totaling $705,000 and the related accrued interest into 3,006,674 shares of the Company's common stock pursuant to the terms of the notes.

     In January 1999, the Company received $225,000 in contract research revenues to fund phase II development of its DFE cathode. The funds were received from DPN, the holder of FEPET's preferred stock (See Note 7). The funds will be recognized as revenue over the term of the of the development project, which is expected to be completed in 1999.

     The Series A preferred shares were converted into 125,275 shares of SI Diamond common stock in March 1999.

     In March 1999, the Company signed a license agreement with a large manufacturer of information and office products. Under the terms of this agreement, the Company will receive gross royalties of $5,555,556 no later than April 12, 1999 for a paid up worldwide non-exclusive license to certain of the Company's patents and patent applications. After foreign taxes associated with this payment, the Company will net $5,000,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No disclosure is being provided with respect to this Item 8 because that information was previously reported on the Company's Current Reports on Form 8-K dated as of June 18, 1998 and December 28, 1998.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth the names, ages and certain information concerning the Directors of the Company. Additional information on Marc W. Eller and Dr. Zvi Yaniv and all information concerning executive officers may be found under the caption "EXECUTIVE OFFICERS" on page 7 of this Annual Report on Form 10-KSB.

       NAME             AGE     CLASS       POSITION                   DIRECTOR SINCE            TERM EXPIRES
       ----             ---     -----       --------                   --------------            ------------
Lee B. Arberg            31        I        Director                   May 1996                       1999
Marc W. Eller            43        I        Director, Chairman,        November 1995                  1999
                                            Chief Executive Officer
David R. Sincox          60        I        Director                   October 1994                   1999
Dr. Zvi Yaniv            52        III      Director, President,       July 1996                      1999
                                            Chief Operating Officer
Philip C. Shaffer        63        II       Director                   March 1992                     1999
Igor Leontiev            59        II       Director                   April 1997                     1999
Ronald J. Berman         41        III      Director                   May 1996                       1999

----------------------
         Mr. Arberg has been a Director since May 1996. Mr. Arberg founded Hemisphere Trading Company ("Hemisphere"), a registered investment advising firm, in June 1992. From 1992 through 1998, Mr. Arberg managed the overall operations of Hemisphere and served as its Chief Investment Officer. In 1998, Mr. Arberg terminated his relationship with Hemisphere and is now a private investor. Prior to the formation of Hemisphere, Mr. Arberg was a financial analyst with Cummins Engine Company, specializing in the strategic acquisitions of private companies with revenues of $75-$250 million.

         Mr. Sincox has been a Director of the Company since October 1994. Since 1987, Mr. Sincox has served as the Vice President of Administration of Ref-Chem Construction Corporation, an engineering and construction firm.

         Mr. Shaffer has been a Director of the Company since March 1992. Since 1977, Mr. Shaffer has worked as a self-employed consultant in the field of aerospace technology and management, with an emphasis in business acquisition. Mr. Shaffer also serves as the General Partner of an oil and gas development partnership with a total capitalization of approximately $1.2 million. Prior to 1977, Mr. Shaffer worked for 13 years in the National Aeronautics and Space Administration in a series of positions including Flight Dynamics Officer, Apollo and Skylab Flight Director, Special Assistant to the Director of the Johnson Space Center, and Manager of Space Shuttle Operations.

         Mr. Leontiev has been a Director since April 1997. Dr. Leontiev previously served as a Director from March 1995 through September 1996. Since 1964, Dr. Leontiev has worked with Gazprom, the national gas company of Russia. He currently serves as the president of DiaGasCrown, a subsidiary of Gazcomplektimpex.

         Mr. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W. Eller and has been its President since 1989. Mr. Berman also is President of R.J. Berman Enterprises, Ltd., a real estate development company. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit. Prior to 1989, Mr. Berman was an attorney in private practice.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities of Exchange Act of 1934 requires the Company's officers, and Directors, and persons who beneficially own more than 10% of a registered class of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10% of the Company's common stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms that they file.

         Based solely on review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that for the period from January 1, 1998 through December 31, 1998, all its officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, with the exception of one Director, Igor Leontiev. Mr. Leontiev failed to file two Form 4s for five stock transactions occurring in September and October 1998. All such transactions were reported by Mr. Leontiev on his annual report on Form 5.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1998 (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                            Annual Compensation               Compensation
                                              --------------------------------------------   -------------
                                                                              Other           Securities
                                                                              Annual          Underlying
  Name and Position                Year       Salary($)     Bonus($)    Compensation($)(4)   Options(#)(5)
  -----------------                ----       ---------     --------    ------------------   -------------
  Marc W. Eller,                   1998       $150,000         -0-              -0-              780,000
  Chief Executive Officer (1)      1997       $150,000         -0-              -0-               47,500
                                   1996        $51,932       $15,000           $9,005            110,000 (6)

  Zvi Yaniv, President and         1998       $150,000         -0-             $6,839          1,170,000
  Chief Operating Officer (2)      1997       $150,000         -0-            $24,170            270,000
                                   1996        $82,131         -0-            $32,338          1,000,000

  Doug  Baker, Vice President      1998       $115,000         -0-              -0-              520,000
  and Chief Financial Officer (3)  1997       $115,000         -0-              -0-               45,000
                                   1996        $76,326        $5,000            -0-              100,000

----------------------
(1) Mr. Eller commenced employment with the Company on July 25, 1996. Salary in 1998 includes $135,000 paid during the year and $15,000 voluntarily deferred by Mr. Eller to assist the Company's cashflow. Salary in 1997 included $138,750 paid during 1997 and $11,250 deferred until 1998.

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

(4) The following Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus. Dr. Yaniv received reimbursement of living expenses totaling $20,070 in 1997 and $29,541 in 1996. He was also provided use of a Company owned automobile valued at $1,882 in 1998, $4,100 in 1997, and $2,797 in 1996.
    In 1998, Dr. Yaniv was reimbursed $4,957 in connection with the transportation of his household belongings in connection with the relocation of his primary residence to Austin, Texas. Mr. Eller received reimbursement of moving expenses totaling $9,005 in 1996.

(5) 1997 options include options issued in 1996 but repriced in 1997 in the following amounts: Mr. Eller - 27,500, Dr. Yaniv - 250,000, and
    Mr. Baker - 25,000. 1998 options include options issued in 1996 and 1997, but repriced in 1998 in the following amounts: Mr. Eller - 130,000, Dr. Yaniv - 1,020,000, and Mr. Baker - 120,000. More information on this repricing is identified in the "Options Repricing Table" below.

(6) 20,000 of these options were granted to Mr. Eller in 1996 under the Amended and Restated 1992 Outside Directors Stock Option Plan prior to Mr. Eller becoming an executive officer of the Company.

                           STOCK OPTION GRANTS IN 1998


          The Company has an Amended and Restated 1992 Employee Stock Option Plan, which may be used to grant employees, including officers of the Company, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. The Company also established the 1998 Directors and Officers Stock Option Plan, which may be used to grant non-qualified stock options to officers and directors of the Company. The following table sets forth information concerning stock-options grants to the Named Executive Officers in 1998.

                             Number of            Percent of Total
                       Securities Underlying      Options Granted to
                              Options               Employees in                Exercise
         Name             Granted(#)(1)(2)        in Fiscal Year 1998     or Base Price ($/sh)       Expiration Date
         ----            -----------------        -------------------     --------------------       ---------------
Marc W. Eller                500,000 (3)               15.89%                    $0.375                 5/11/2008
                             150,000 (3)                4.77%                    $0.375                 7/27/2008
                              20,000 (3)(4)             0.64%                    $0.375                 7/28/2007
                              20,000 (4)(5)(6)          0.64%                    $0.375                 7/29/2006
                              90,000 (4)(6)             2.86%                    $0.375                 11/1/2006
Dr. Zvi Yaniv                150,000 (3)                4.77%                    $0.375                 5/11/2008
                              20,000 (3)(4)             0.64%                    $0.375                 7/28/2007
                           1,000,000 (4)(7)            31.78%                    $0.375                 5/31/2006
Douglas P. Baker             250,000 (3)                7.94%                    $0.375                 5/11/2008
                             150,000 (3)                4.77%                    $0.375                 7/27/2008
                              20,000 (3)(4)             0.64%                    $0.375                 7/28/2007
                             100,000 (4)(8)             3.18%                    $0.375                 6/17/2006

------------------
(1) Under the terms of the Company's Amended and Restated 1992 Employee Stock Option Plan and the 1998 Directors and Officers Stock Option Plan, the Company's Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(2) The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.

(3) These options became exercisable in full on the date of the grant in 1998.

(4) These options were issued in 1996 and 1997, but as described in the option repricing table, were repriced in 1998. The market price of the Company's common stock was $0.25 at the time the options were repriced to $0.375. More information on this repricing is identified in the "Options Repricing Table" below.

(5) These options were granted to Mr. Eller under the Company's Amended and Restated 1992 Outside Directors Stock Option Plan prior to Mr. Eller becoming an executive officer of the Company.

(6) One-fourth of these options vested on the date of the grant and an additional one fourth on June 1, 1998, 1999, and 2000.

(7) One-tenth of these options vested on the date of grant, one-tenth on December 31, 1996, and one-fifth vest on each of December 31, 1997, 1998, 1999, and 2000.

(8) One third of these options vested on the date of grant, one-third on October 1, 1996, and one-third on January 1, 1997.

                         AGGREGATED OPTION EXERCISES IN 1998
                       AND OPTION VALUES AT DECEMBER 31, 1998

         The following table sets forth certain information concerning the number and intrinsic value of the options held by the named executives at December 31, 1998. There were no options exercised by Named Executive Officers during the fiscal year ended December 31, 1998 and accordingly no value was realized. Year-end values are based arbitrarily on the closing price of $0.40 per share of the common stock on December 31, 1998, on the NASDAQ OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

                                           Number of Securities
                                          Underlying Unexercised             Value of Unexercised In-the-Money
                                       Options at December 31, 1998            Options at December 31, 1998
                                       ----------------------------            ----------------------------
Name                                     Exercisable/Unexercisable               Exercisable/Unexercisable
----                                     -------------------------               -------------------------
Marc W. Eller                                 727,000/53,000                          $18,175/$1,325
Dr. Zvi Yaniv                                 770,000/400,000                          19,250/10,000
Douglas P. Baker                                 520,000/0                               13,000/0

                        DIRECTOR COMPENSATION FOR 1998

                               DIRECTOR COMPENSATION               SECURITY GRANTS IN 1998
       NAME(1)                  MEETING FEES ($)(2)     NUMBER OF SECURITIES UNDERLYING OPTIONS (#)(3)
       -------                  -------------------     ----------------------------------------------
   Lee B. Arberg                        500                               170,000
   David R. Sincox                      650                               170,000
   Philip C. Shaffer                    500                               170,000
   Igor Leontiev                        250                               170,000
   Ronald J. Berman                     950                               170,000

-----------------
(1) Directors who are also executives of the Company are not listed in the above table. They do not receive compensation as Directors. Refer to the Summary Compensation Table for information concerning their compensation.

(2) All Directors receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. No cash payments were made to Directors in 1998. The amounts due, as reflected in this table, were voluntarily deferred by the Directors to aid the Company's cash flow. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by the Company. This amount is not reflected in the above table.

(3) All outside Directors of the Company participate in the Company's Amended and Restated 1992 Outside Directors Stock Option Plan, under which the Company may grant stock options to any Director who is not a full time salaried employee of the Company. Each Director was granted 20,000 options under this plan on July 27, 1998 at a price of $0.25 per share. These option grants became exercisable in full on that date. The Board of Directors also established the 1998 Directors and Officers Stock Option Plan in 1998. Each outside Director was granted 150,000 fully vested options under this plan on May 11, 1998. These options are exercisable at a price of $0.375 per share.

           In May 1998, the Company's Board of Directors passed a resolution that changed the option exercise price of certain options previously granted under the Amended and Restated 1992 Outside Directors Stock Option Plan. A total of 284,903 options were repriced. The Company reduced the exercise price to $0.375 for all options for all persons who were Directors of the Company at the time of the repricing. The original exercise price of these options ranged from $1.125 to $5.50. The market price of the Company's common stock at the time the exercise price of these options was reduced was approximately $0.25 per share.

           All of the Company's Directors have retained the right to pursue additional business activities that are not competitive with the business of the Company, and do not adversely affect their performance as Directors. If, as and when conflicts of interest arise, the nature of the conflict must be fully disclosed to the Board of Directors, and the person who is subject to the conflict must abstain from participating in any decision that may impact on his conflict of interest. Except for this disclosure and abstention policy, the Directors will not be in breach of any fiduciary duties owed to the Company or the shareholders by virtue of their participation in such additional business activities.

                             EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Dr. Zvi Yaniv, its President and Chief Operating Officer, which was entered into on June 1, 1996. Under the terms of this agreement Dr. Yaniv was to be paid a base salary of $125,000 per year. The contract was amended to adjust Dr. Yaniv's salary to $150,000 per year effective November 1, 1998. All contingent compensation related to bonuses or performance goals were eliminated.

         The Company also provides Dr. Yaniv with the use of an automobile owned by the Company and paid for his reasonable living expenses in Austin, Texas until June 1, 1997. In May 1998, the Company paid moving expenses for the transportation of Dr. Yaniv's household goods in connection with the relocation of Dr. Yaniv's primary residence to Austin, Texas. The employment agreement may be terminated by either party, with or without cause, by giving 30 days notice of termination to the other party.

                             OPTION REPRICINGS TABLE

         The Named Executive Officers listed in the table below had the identified stock option grants repriced during the Company's fiscal years ended December 31, 1998, 1997, and 1996.

                                                                                                    Length
                              Number of                                                          of Original
                              Securities       Market Price       Exercise                       Option term
                              Underlying         of Stock          Price                          Remaining
                                Options         at Time of       at Time of         New           at Date of
                              Repriced or      Repricing or     Repricing or      Exercise       Repricing or
Name              Date        Amended(#)       Amendment($)     Amendment($)      Price ($)      Amendment(1)
----              ----        ----------       ------------     ------------      ---------      ------------
Marc W. Eller,
Chief Executive
Officer           5/11/98      67,500            $0.25               $3.00          $0.375      8 yr., 6 mnths
                  5/11/98      22,500            $0.25               $2.00          $0.375      8 yr., 6 mnths
                  5/11/98      20,000            $0.25               $1.125         $0.375      9 yr., 3 mnths
                  7/28/97      22,500            $1.125              $3.00          $2.00       9 yr., 3 mnths

Dr. Zvi Yaniv,
President and
Chief Operating
Officer           5/11/98      750,000           $0.25               $4.00          $0.375      8 yr., 0 mnths
                  5/11/98      250,000           $0.25               $2.00          $0.375      8 yr., 0 mnths
                  5/11/98      20,000            $0.25               $1.125         $0.375      9 yr., 3 mnths
                  7/28/97      250,000           $1.125              $4.00          $2.00       8 yr., 9 mnths
                  10/17/96     1,000,000         $1.50               (2)            $4.00       9 yr., 7 mnths

Douglas P. Baker,
Vice President
and Chief Financial
Officer           5/11/98      75,000            $0.25               $4.00          $0.375      8 yr., 1 mnths
                  5/11/98      25,000            $0.25               $2.00          $0.375      8 yr., 1 mnths
                  5/11/98      20,000            $0.25               $1.125         $0.375      9 yr., 3 mnths
                  7/28/97      25,000            $1.125              $4.00          $2.00       8 yr., 9 mnths

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

         The options for the above referenced Named Executive Officers that were repriced in 1998 were part of a plan approved by the Board of Directors on May 11, 1998. On that date all options held by the above referenced Named Executive Officers were repriced to reduce the exercise price to $0.375 per share. As of that date the Company's common stock was trading at $0.25 per share. The Board of Directors, on March 27, 1998, had previously reduced the exercise price to $0.375 for all other employees of the Company as of that date. The market price of the Company's common stock was $0.135 per share on March 27, 1998. The options were repriced to provide greater motivation to the employees that had remained with the Company. The Board of Directors believed that the substantial decline in the price of the Company's common stock was the result of many factors that were not related to the performance of the remaining employees.

         The options that were repriced in 1997 for the above referenced Named Executive Officers were repriced as part of a plan approved by the Board of Directors on July 28, 1997. On that date, 25% of all options held by employees employed by the Company on that date that had an exercise price in excess of $2.00 per share were changed to reduce the exercise price to $2.00. As of that date the Company's common stock was trading at $1.125 per share. The options were repriced to provide greater motivation to the employees that had remained with the Company. The Board of Directors believed that the substantial decline in the price of the Company's common stock was the result of many factors that were not related to the performance of the remaining employees.

Lee B. Arberg
Marc W. Eller
Philip C. Shaffer
David R. Sincox             Directors                           March 30, 1998
Ronald J. Berman
Igor Leontiev
Dr. Zvi Yaniv

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the Company's voting stock as of March 18, 1999, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class of the Company. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

---------------------------- ------------------------------------------------------- --------------------- --------------
                                                                                       Shares Owned        Percent of
                                                                                       Beneficially          Class
     Title of Class                           Name and Address
---------------------------- ------------------------------------------------------- --------------------- --------------
Common Stock                 None                                                    -                     -

---------------------------- ------------------------------------------------------- --------------------- --------------
Series G Preferred           William W. Gow                                          100                   6.45%
Stock                        4747 Sunset Blvd.
                             Los Angeles, CA 90027
                             ------------------------------------------------------- --------------------- --------------
                             John Green Company                                      100                   6.45%
                             220 Victor
                             Highland Park, MI 48203
                             ------------------------------------------------------- --------------------- --------------
                             Pinnacle Fund L.P.                                      200                   12.90%
                             4965 Preston Park Blvd., Ste 240
                             Plano, TX 75093
                             ------------------------------------------------------- --------------------- --------------
                             J. Brad Carter, M.D.                                    100 (1)               6.45%
                             9330 Park Crest Blvd. #300
                             Knoxville, TN 37923
                             ------------------------------------------------------- --------------------- --------------
                             George F. Valassis                                      200                   12.90%
                             Franklin Enterprises
                             520 Lake Cook Rd., Suite 380
                             Deerfield, IL 60015
                             ------------------------------------------------------- --------------------- --------------
                             Nicholas Martin Living Trust                            200                   12.90%
                             3113 South University Dr., #600
                             Ft. Worth, TX 76109
                             ------------------------------------------------------- --------------------- --------------
                             Michael Scott Blechman Family Trust                     200                   12.50%
                             295 Shadowood Lane
                             Northfield, IL 60093
---------------------------- ------------------------------------------------------- --------------------- --------------

 (1)     Includes 50 shares issued in the name of J. Brad Carter, M.D., IRA.

SECURITY OWNERSHIP OF MANAGEMENT

         Set forth below is certain information with respect to beneficial ownership of the Company's common stock as of March 18, 1999, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

                                              COMMON STOCK
                                               BENEFICIAL       PERCENTAGE
        NAME                                  OWNERSHIP (1)      OF CLASS
        ----                                  -------------     ----------
        Philip C. Shaffer                         522,702           1.03%
        David R. Sincox                           433,213           *
        Igor Leontiev (2)                         545,520           1.08%
        Marc W. Eller                           1,725,796           3.33%
        Ronald J. Berman                        1,153,468           2.25%
        Lee B. Arberg                             342,400           *
        Dr. Zvi Yaniv                             931,000           1.82%
        Douglas P. Baker                          692,000           1.36%
        All Executive Officers and Directors
        as a group (8 persons)                  6,346,099          11.58%

-------------------------
*        Less than 1%

 (1) Included in the amounts indicated are shares that are subject to options exercisable within 60 days of March 18, 1999 pursuant to Rule 13d-3(d)(1) of the Exchange Act. The number of such shares are 450,000 for Mr. Shaffer; 372,000 for Mr. Sincox; 977,000 for Mr. Eller; 342,629 for Mr. Berman; 920,000 for Mr. Yaniv; 670,000 for Mr. Baker; 326,520 for Mr. Leontiev and 4,400,549 for the Directors and executive officers as a group. The amount for Mr. Arberg includes 342,400 shares subject to options exercisable within 60 days of March 18, 1999 pursuant to Rule 13d-3(d)(1) of the Exchange Act that are held by Mr. Arberg's spouse. Included in the shares beneficially owned by Mr. Eller are 435,000 shares which could be issued in connection with the convertible notes payable owed by the Company to Mr. Eller.

 (2) Igor Leontiev serves as the President of DiaGasCrown, a subsidiary of Gazcomplektimpex. Gazcomplektimpex owns 1,000,130 shares of common stock. Mr. Leontiev disclaims any beneficial ownership of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1998, Electronic Billboard Technology, Inc., a subsidiary of the Company entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI") a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT intends to use this technology in the development of its next generation electronic billboard product. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a billboard using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one year period following this initial two year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement. ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. The payment was not made by that date, however; the parties have agreed to extend the initial payment deadline to April 15, 1999.

         At various times, the Company has borrowed money from its Chief Executive Officer. Mr. Eller made a $185,000 loan to the Company in 1997 that was repaid at the time of the DTO sale in May 1998. Additional advances totaling $100,000 were made to the Company at subsequent dates. These advances are convertible into shares of the Company's common stock at a rate of $0.25 per share.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS: See Index to Exhibits on page 60 for a descriptive response to this item.

         (b)   REPORTS ON FORM 8-K:

               (1) Current Report on Form 8-K (Item 5) dated as of December 7,
                   1998

               (2) Current Report on Form 8-K (Item 4) dated as of December 28,
                   1998

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SI DIAMOND TECHNOLOGY, INC.


                                       By:  //S// Marc W. Eller March 30, 1999
                                            ----------------------------------
                                                  Marc W. Eller,
                                                  Chief Executive Officer

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                                     DATE
---------                            -----                                                     ----
//S//  MARC W. ELLER                 Chairman, Chief Executive                             March 30, 1999
--------------------                 Officer (Principal Executive Officer and
Marc W. Eller                        Director)

//S// DOUGLAS P. BAKER               Vice President and                                    March 30, 1999
----------------------               Chief Financial Officer
Douglas P. Baker                     (Principal Financial Officer and  Principal
                                      Accounting Officer)

Philip C. Shaffer*
David R. Sincox*
Igor Leontiev*                       Directors                                             March 30, 1999
Ronald J. Berman*
Lee B. Arberg*
Dr. Zvi Yaniv*


*By:  //S// DOUGLAS P. BAKER
    --------------------------
      (Douglas P. Baker,
      Attorney-in-Fact)

                                INDEX TO EXHIBITS

         The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are
                      incorporated herein by reference.

------------------ -------------------------------------------------------------------------------------------- -------------
                                                                                                                SEQUENTIALLY
EXHIBIT NUMBER                                      DESCRIPTION OF EXHIBIT                                      NUMBERED PAGE
------------------ -------------------------------------------------------------------------------------------- -------------
   3(I).1          * Amended and Restated Articles of Incorporation of the Company, as filed February 14, 1997 with the Secretary of State for the State of Texas (Exhibit 3.1 to the Company's Current
                   Report on Form 8-K dated as of February 14, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
   3(I).2*         Statement of Resolutions Establishing and Designating the Company's Series F Preferred
                   Stock, as filed with the Secretary of State of the State of Texas on March 10, 1997.
                   (Exhibit 3.1 to the Company's Report on Form 8-K dated as of March 7, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
   3(I).3*         Amendment to Amended and Restated Articles of Incorporation of the Company amending the
                   Company's Series E Preferred Stock, as filed with the Secretary of State of the State of
                   Texas on May 1, 1997 (Exhibit 3(I).1 to the Company's Current Report on Form 8-K dated as of August 4, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
   3(I).4*         Statement of Resolution Establishing and Designating the Company's Series G Preferred
                   Stock, as filed with the Secretary of State of the State of Texas on June 11, 1997
                   (Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of July 25, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
   3(I).5*         Amendment to Amended and Restated Articles of Incorporation of the Company amending the
                   Company's Series F Preferred Stock, as filed with the Secretary of State of the State of Texas on August 4, 1997 (Exhibit 3(I).2 to the Company's Current Report on Form 8-K
                   dated as of August 4, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
   3(I).6*         Amendment to Amended and Restated Articles of Incorporation of the Company amending the
                   Company's Series F Preferred Stock, as filed with the Secretary of State of the State of Texas on March 25, 1998 (Exhibit 4.38 to the Company's Registration Statement on
                   Form S-3 [No. 333-40711] dated as of June 17, 1998).
------------------ -------------------------------------------------------------------------------------------- -------------
    3(I).7         Statement of Resolutions of Board of Directors of SI Diamond Technology, Inc.,
                   establishing and designating series of Preferred Stock as "Series H Junior
                   Participating Preferred Stock" and fixing and determining the relative rights and preferences thereof, as filed with the Secretary of State of the State of Texas on June 28, 1998.
------------------ -------------------------------------------------------------------------------------------- -------------
   3(II).1*        Amended and Restated Bylaws of the Company (Exhibit 3(II) to the Company's Quarterly Report
                   on Form 10-QSB for the fiscal quarter ended March 31, 1996).
------------------ -------------------------------------------------------------------------------------------- -------------
     4.1*          Form of Certificate for shares of the Company's common stock (Exhibit 4.1 to the
                   Company's Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
------------------ -------------------------------------------------------------------------------------------- -------------
     4.2*          Form of Warrant issued to Swartz Investments, Inc. (Exhibit 4.5 to the Company's
                   Current Report on Form 8-K dated as of January 19, 1996).
------------------ -------------------------------------------------------------------------------------------- -------------
     4.3*          Form of Regulation D Subscription Agreement by and between the Company and the Holders of the Company's Series G Preferred Stock (Exhibit 4.1 to the Company's Current Report
                   on Form 8-K dated as of July 25, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
     4.4*          Form of Registration Rights Agreement by and between the Company and the Holders of the
                   Company's Series G Preferred Stock (Exhibit 4.2 to the Company's Current Report on Form
                   8-K dated as of July 25, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
     4.5*          Form of Warrant by and between the Company and the Holders of the Company's Series G
                   Preferred Stock (Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of
                   July 25, 1997).
------------------ -------------------------------------------------------------------------------------------- -------------
     4.6*          Regulation D Subscription Agreement dated as of November 11, 1998, by and between the
                   Company and C&A Services, L.L.C. for the issuance of warrants to purchase shares of
                   Common Stock of the Company. (Exhibit 4.1 to the Company's Current Report on  Form 8-K
                   dated as of December 7, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------


------------------ -------------------------------------------------------------------------------------------- -------------
                                                                                                                SEQUENTIALLY
EXHIBIT NUMBER                                      DESCRIPTION OF EXHIBIT                                      NUMBERED PAGE
------------------ -------------------------------------------------------------------------------------------- -------------
      4.7*           Form of Rights Agreement dated as of June 18, 1998, between the Company and American
                     Securities Transfer, Incorporated, as Rights Agent, which includes as Exhibit A the form of Statement of Resolution establishing and designating series of preferred stock as "Series H Junior Participating Preferred Stock" and fixing and determining the relative rights and preferences thereof, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Exhibit 4.1 to
                     the Company's Current Report on Form 8-K dated as of June 18, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
      4.8            Warrant issued to Dale Kerner to purchase 100,000 shares of the Company's Common Stock
------------------ -------------------------------------------------------------------------------------------- -------------
      4.9            Warrant issued to Michael Doorey to purchase 100,000 shares of the Company's Common
                     Stock
------------------ -------------------------------------------------------------------------------------------- -------------
      4.10           Warrant issued to John C. Drake to purchase 100,000 shares of the Company's Common Stock
------------------ -------------------------------------------------------------------------------------------- -------------
      4.11           Warrant issued to First London Securities Corporation to purchase 100,000 shares of the
                     Company's Common Stock
------------------ -------------------------------------------------------------------------------------------- -------------
     10.1*           License Agreement between the Company and the University of Texas (Dallas) relating to the commercialization of Amorphic Diamond coatings (Exhibit 10.8 to the Company's
                     Registration Statement on Form SB-2 [No. 33-51466-FW] dated January 7, 1993).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.2*           Revised License Agreement between the Company and the University of Texas (Dallas)
                     relating to worldwide exclusive rights to the commercialization of Amorphic Diamond(TM)
                     coatings (Exhibit 10.19 to the Company's Registration Statement on Form SB-2
                     [No. 33-51466-FW] dated January 7, 1993).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.3*           License Agreement between the Company and McDonnell Douglas Corporation relating to a new method of producing high temperature CVD diamond (Exhibit 10.20 to the Company's
                     Registration Statement on Form SB-2 [No.33-5 1466-FW] dated January 7, 1993).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.4*           Teaming Agreement dated February 9, 1995 between the Company and Diagascrown, Inc.
                     (Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.5*           Form of Lease Agreement between Aetna Life Insurance Company, as Landlord, and
                     Diamond Tech One, Inc., as Tenant, concerning premises located at 12112 Technology
                     Boulevard, Austin, Texas 77827 (Exhibit 10.5 to the Company's Quarterly Report on
                     Form 10-QSB for the fiscal quarter ended June 30, 1995).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.6*           Patent and Technology License effective as of February 11, 1993, by and between Company and the Board of Regents of the University of Texas System (Exhibit 10.2 to the Company's
                     Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.7*           Joint Development Agreement dated May 25, 1995 between the Company and  Supertex, Inc.
                     (Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                     December 31, 1995).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.8*           Contract #01-96/01C between the Company and Microelectronics Systems dated February 16,
                     1996 (Exhibit 10.02 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.9*           Contract no. 27 in 02/96 between the Company and High Technologies dated February 25,
                     1996 (Exhibit 10.03 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.10*          Contract no. 26 in 02/96 between the Company and High  Technologies  dated  February 25,
                     1996 (Exhibit 10.04 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
------------------ -------------------------------------------------------------------------------------------- -------------
     10.11*          Employment  Agreement  between  the  Company  and Dr. Zvi Yaniv dated as of May 31, 1996
                     (Exhibit 10.1 to the Company's report on Form 10-QSB for the fiscal quarter ended
                     September 30, 1996).
------------------ -------------------------------------------------------------------------------------------- -------------






------------------ -------------------------------------------------------------------------------------------- -------------
                                                                                                                SEQUENTIALLY
EXHIBIT NUMBER                                      DESCRIPTION OF EXHIBIT                                      NUMBERED PAGE
------------------ -------------------------------------------------------------------------------------------- -------------
     10.12*          Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company's Registration
                     Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.13*          Amended and Restated 1992 Outside Directors' Stock Option Plan (Exhibit 4.2 to the
                     Company's Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.14*          1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company's
                     Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.15*          Asset Purchase Agreement dated May 8, 1998 between Focus Interconnect Technology
                     Corporation, Diamond Tech One, Inc., SI Diamond Technology, Inc. and Field Emission
                     Picture Element Technology, Inc. (Exhibit 10 to the Company's Current Report on Form
                     8-K dated as of May 8, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.16*          Consulting and Advisory Services Agreement by and between the Company and C&A
                     Services, L.L.C. dated as of November 11, 1998. (Exhibit 10.1 to the Company's Current
                     Report on Form 8-K dated as of December 7, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.17*          Marketing Agent Agreement by and between Electronic Billboard Technology, Inc. and
                     Vision Mark, L.L.C. dated as of November 11, 1998. (Exhibit 110.2 to the Company's
                     Current Report on Form 8-K dated as of December 7, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.18           Patent Assignment and Royalty Agreement between Electronic Billboard Technology, Inc.
                     and Advanced Technology, Incubator, Inc. dated as of October 6, 1998.
------------------ -------------------------------------------------------------------------------------------- -------------
     10.19*          Agreement on Phase 2 between Field Emission Picture Element Technology, Inc., and
                     Diamond Pro-Shop Nomura dated as of January 21, 1999.  (Exhibit 10.1 to the Company's
                     Current Report on Form 8-K dated as of February 3, 1999)
------------------ -------------------------------------------------------------------------------------------- -------------
     10.20           Lease agreement between the Company and Industrial Properties Corporation date as of
                     June 2, 1998.
------------------ -------------------------------------------------------------------------------------------- -------------
       11            Computation of (Loss) per Common Share
------------------ -------------------------------------------------------------------------------------------- -------------
     16.1*           Letter concerning resignation of Coopers & Lybrand L.L.P. as certifying accountant.
                     (Exhibit 16.1 to the Company's Current Report on Form 8-K dated as of June 18, 1998)
------------------ -------------------------------------------------------------------------------------------- -------------
       21            Subsidiaries of the Company.
------------------ -------------------------------------------------------------------------------------------- -------------
       24            Powers of Attorney
------------------ -------------------------------------------------------------------------------------------- -------------
       27            Financial Data Schedule
------------------ -------------------------------------------------------------------------------------------- -------------