Form 10QSB
period 1999-03-31
SI DIAMOND TECHNOLOGY INC
filed 1999-05-14
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

     As of May 10, 1999, the registrant had 50,865,739 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.
       Yes [ ] No [X]


                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I   Financial Information                                                                                     Page
                                                                                                                   ----

         Item 1.  Financial Statements

             Consolidated Balance Sheets--March 31, 1999 and December 31, 1998.................................      3

             Consolidated Statements of Operations--Three Months Ended
                March 31, 1999 and 1998........................................................................      4

             Consolidated Statements of Cash Flows--Three Months Ended
                March 31, 1999 and 1998........................................................................      5

             Notes to Consolidated Financial Statements........................................................      6

         Item 2.  Management's Discussion and Analysis or Plan of Operation....................................      9

Part II  Other Information

         Item 1. Legal Proceedings.............................................................................     13

         Item 5. Other Information.............................................................................     13

         Item 6. Exhibits and Reports on Form 8-K..............................................................     14

Signatures       ..............................................................................................     15


                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          (UNAUDITED)
                                      ASSETS                                               MARCH 31,      DECEMBER 31,
                                                                                             1999            1998
                                                                                        -------------   --------------
Current assets:
   Cash and cash equivalents..........................................................  $   4,116,631   $        2,636
   Accounts receivable, trade.........................................................         82,329          184,020
   Inventory..........................................................................         67,529           65,529
   Prepaid expenses and other assets..................................................        122,488          101,508
                                                                                        -------------   --------------

     Total current assets.............................................................      4,388,977          353,693

   Property, plant and equipment, net.................................................        142,576          160,670
   Intangible assets, net.............................................................          7,500            9,000
   Other Assets.......................................................................         14,833           14,500
                                                                                        -------------   --------------
     Total assets.....................................................................  $   4,553,886   $      537,863
                                                                                        =============   ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable...................................................................  $   1,428,473   $    1,419,604
   Notes payable......................................................................        100,000        1,165,000
   Accrued liabilities................................................................        918,701          584,987
   Billings in excess of costs and estimated earnings on uncompleted contracts........        217,263            4,770
                                                                                        -------------   --------------

     Total current liabilities........................................................      2,664,437        3,174,361

Commitments and contingencies.........................................................             --               --

Stockholders' equity (deficit):
   Preferred stock, $1.00 par value, 2,000,000 shares authorized; Series A convertible, 100 shares issued and
       Outstanding at December 31, 1998...............................................             --              100
   Series G convertible, 1,550 and 1,600 shares issued and outstanding at
       March 31, 1999 and December 31, 1998, respectively.............................          1,550            1,600
Common stock, $.00l par value, 120,000,000 shares authorized,
   50,228,360 and 45,986,617 shares issued and outstanding at
   March 31, 1999 and December 31, 1998, respectively.................................         50,228           45,987
Additional paid-in capital............................................................     53,170,579       52,019,707
Accumulated deficit...................................................................    (51,332,908)     (54,703,892)
                                                                                        -------------   --------------

     Total stockholders' equity (deficit).............................................      1,889,449       (2,636,498)
                                                                                        -------------   --------------

     Total liabilities and stockholders' equity (deficit).............................  $   4,553,886   $      537,863
                                                                                        =============   ==============

        The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          FOR  THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        ------------------------------
                                                                                             1999            1998
                                                                                        -------------   --------------

Revenues............................................................................    $   5,657,117   $      338,220
                                                                                        -------------   --------------


Cost of sales.......................................................................           19,431          814,703
Selling, general and administrative
   expenses.........................................................................        1,221,288          692,271
Research and development............................................................          380,849          282,020
                                                                                        -------------   --------------

   Operating costs and expenses.....................................................        1,621,568        1,788,994

   Income (loss) from operations....................................................        4,035,549       (1,450,774)

Other expense, net..................................................................          664,565           69,509
                                                                                        -------------   --------------

   Income (loss) before Federal income tax..........................................        3,370,984       (1,520,283)


Federal income tax..................................................................               --               --
                                                                                        -------------   --------------

       Net income (loss)............................................................    $   3,370,984   $   (1,520,283)
                                                                                        =============   ==============

Less preferred stock dividend.......................................................         (38,945)          (71,063)
                                                                                        -------------   --------------

Net income (loss) applicable to common stockholders.................................    $   3,332,039   $   (1,591,346)
                                                                                        =============   ==============

Earnings (loss) per share
   Basic............................................................................    $        0.07   $       (0.06)
                                                                                        =============   ==============
   Diluted..........................................................................    $        0.06   $       (0.06)
                                                                                        =============   ==============

Average shares outstanding
   Basic............................................................................       47,798,022       26,050,306
                                                                                        =============   ==============
   Diluted..........................................................................       54,852,952       26,050,306
                                                                                        =============   ==============


    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        ------------------------------
                                                                                             1999            1998
                                                                                        -------------   --------------

Cash flows from operating activities:
       Net income (loss)............................................................    $   3,370,984   $   (1,520,283)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
       Depreciation and amortization expense........................................           19,594          219,446
       Interest paid in common stock................................................           35,099               --
       Changes in assets and liabilities:
         Accounts receivable, trade.................................................          101,691          243,978
         Inventory..................................................................           (2,000)         (13,965)
         Prepaid expenses...........................................................          (20,980)          12,788
         Accounts payable and accrued liabilities...................................          342,583          456,495
         Billings in excess of costs and estimated earnings on uncompleted
           contracts................................................................          212,493             (900)
                                                                                        -------------   --------------

              Total adjustments.....................................................          688,480          917,842
                                                                                        -------------   --------------

         Net cash provided by (used in) operating activities........................        4,059,464         (602,441)
                                                                                        -------------   --------------

Cash flows from investing activities:
       Capital expenditures.........................................................               --          (44,035)
       Increase in Deposits.........................................................             (333)              --
       Proceeds from the sale of equipment..........................................               --           15,710
                                                                                        -------------   --------------

         Net cash used in investing activities......................................             (333)         (28,325)
                                                                                        -------------   --------------

Cash flows from financing activities:
       Repayment of notes payable...................................................         (410,000)              --
       Proceeds from notes payable..................................................          250,000          580,000
       Bank overdraft...............................................................               --         (156,686)
       Proceeds of stock issuance, net of costs.....................................          214,864          300,000
                                                                                        -------------   --------------

         Net cash provided by financing activities..................................           54,864          723,314
                                                                                        -------------   --------------

Net increase in cash and cash equivalents...........................................        4,113,995           92,548

Cash and cash equivalents, beginning of period......................................            2,636            1,000
                                                                                        -------------   --------------

Cash and cash equivalents, end of period............................................    $   4,116,631   $       93,548
                                                                                        =============   ==============


    The accompanying notes are an integral part of the financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1998 has been derived from the audited financial statements at that date.

2.   Supplemental Cash Flow Information:

     Cash paid for interest for the three months ended March 31, 1999 was $19,173. No cash was paid for interest for the three months ended March 31, 1998.

3.   Capital Stock.

     In February 1999, the Company issued 200,000 restricted shares of its common stock for a total of $110,000 in cash in an exempt offering under Regulation D of the Securities Act of 1933. The company also received $88,448 and issued 235,865 shares as the result of the exercise of options and received $16,416 and issued 25,000 shares as the result of the exercise of warrants during the quarter ended March 31, 1999.

     In March 1999, all outstanding shares of the Company's Series A preferred shares were converted into 125,275 shares of its common stock. During the quarter ended March 31, 1999, 50 shares of the Company's Series G preferred shares were converted into 58,232 shares of its common stock.

     As described in greater detail in Note 4, a total of 3,597,371 shares of the Company's common stock were issued during the quarter ended March 31, 1998 in connection with convertible notes payable issued by the Company.

4.    Notes Payable

     As described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company had a total of $1,165,000 in short term notes payable outstanding at December 31, 1998. A total of $805,000 of these notes were convertible into shares of the Company's common stock at the option of the lender. During January 1999, the Company borrowed an additional $200,000 under similar convertible notes and $50,000 under notes payable in cash. During the quarter ended March 31, 1999, $905,000 of the convertible notes, including accrued interest, were converted into 3,597,371 shares of the Company's common stock. A total of $410,000 of short-term notes payable, including accrued interest, were repaid in cash.

     At March 31, 1999, the remaining $100,000 of short-term notes payable were payable to the Company's Chief Executive Officer and convertible into shares of the Company's common stock at a rate of $0.25 per share. These notes resulted from the CEO's personal guarantee of a loan made by an investor. The loan was made to the CEO, who in turn loaned the money to the Company under the same terms. In April 1999, these notes payable were assigned by the CEO to the holder of the underlying note payable. The assignee of these notes payable converted the notes, including accrued interest, into 442,904 shares of the Company's common stock in April 1999. As of April 30, 1999, the Company had no remaining notes payable.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Contingencies

Customer Claim at Plasmatron Coatings and Systems, Inc.

     On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment delivered by Plasmatron in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. A trial date has tentatively been set for August 1999. At this time, the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

     On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, the Company, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. The amount of this claim is to be determined at trial; however, any potential amounts due by either the Company or its subsidiary are dependent upon the finding of liability against the bonding company in the New York case. No trial date has been set in the New Jersey case.

Outlook

     As a result of the royalty agreement signed and payment received in March 1999, the Company completed its first profitable quarter. It is anticipated that the Company will be profitable for 1999, based on this royalty agreement, as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company; however, the Company expects to be able to obtain the funding necessary.

     The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers for its electronic billboard product, which is currently under development. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed. At the present time the Company has existing cash available to sustain it for a period of approximately 12 months from the date of this report at current spending levels and based on current spending plans.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DiaGasCrown Venture

     In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to the DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia. According to its internal records, the Company has spent approximately $2.0 million on this research through December 31, 1998. Spending in Russia has been halted since 1996 pending agreement as to the nature and amount of the services to be performed in Russia for the remaining balance to be spent under the original agreement. There have been no substantive discussions related to future spending in Russia since the time that spending was halted.

7.   Related Party Transactions

     As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. The payment was initially due February 15, 1999, but the time for payment was extended to April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, the Company is obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. In April 1999, the Company paid ATI $12,500 and extended the payment period for three months until July 15, 1999. At that time the Company can either complete the patent assignment in exchange for a payment of $187,500, extend it for another three months for a payment of $12,500, or allow the agreement to lapse.

8.   Income Taxes

     As discussed in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company had a net operating loss of approximately $51 million available to it for federal income tax purposes as of December 31, 1998. A portion of this net operating loss carryforward was used to offset the taxable income for the three month period ended March 31, 1999. If this net operating loss carryforward had not been available, the Company would have recorded $1,175,000 in income tax for the three month period ended March 31, 1999.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

                                    OVERVIEW

     During the quarter ended March 31, 1999, the Company's primary revenues were earned as a result of royalty and licensing agreements at its subsidiaries, Field Emission Picture Element Technology ("FEPET") and Electronic Billboard Technology, Inc. ("EBT"). The Company continued to incur substantial expenses in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company expects to incur additional research and development expenses throughout 1999 in developing the Company's DFE technology and in developing and commercializing its electronic billboard product through its FEPET and EBT subsidiaries.

                               RECENT DEVELOPMENTS

     In March 1999, the Company signed a license agreement with a large manufacturer of information and office products. Under the terms of this agreement, the Company received $5,000,000 on March 31, 1999 representing gross royalties of $5,555,556, less related foreign taxes of $555,556. In exchange for this payment, the Company granted the licensee a paid up worldwide non-exclusive license to certain of the Company's patents and patent applications.

     During the quarter ended March 31, 1999, the Company converted a total of $905,000 of short-term notes payable into equity of the Company. This resulted in the issuance of 3,597,371 shares of the Company's common stock.

                              RESULTS OF OPERATIONS


     The Company's revenues for the first quarter ended March 31, 1999 (the "1999 Period") totaled $5,657,117 compared to $338,220 for the first quarter ended March 31, 1998 (the "1998 Period"). During the 1999 Period, the Company had revenues of $5,576,006 from its FEPET subsidiary and $81,111 in revenues from its EBT subsidiary. FEPET had revenues of $5,555,556 from licensing certain of its patents and patent applications. The remaining $20,450 of FEPET revenue was derived from its collaborative efforts with Diamond Pro-Shop Nomura Co., Ltd. ("DPN"). Virtually all of the EBT revenues resulted from its royalty agreement with Texas Digital Systems ("TDS"). Revenues in the 1998 Period were substantially all from fabrication and assembly services at the Company's Diamond Tech One, Inc. ("DTO") subsidiary. The operating assets of DTO were sold in May 1998.

     The Company had a revenue backlog of $217,363 as of March 31, 1999 at FEPET. This backlog is the result of funds that have been received from DPN, but not yet recognized as revenue because the services related to these funds are to be performed in the future. EBT has no revenue backlog at March 31, 1999. For purposes of calculating its backlog, the Company includes only those verifiable commitments that exist as of the backlog date. Under the Company's agreement with TDS, the Company receives a royalty when TDS ships a product. During the 1998 Period, EBT received approximately $81,000 in royalties related to the TDS agreement. TDS has an agreement with a major national fast food chain, whereby the TDS product is available to franchisees. If all remaining franchisees ordered one unit, it would result in the Company receiving between $1,700,000 and $2,000,000 in future royalty payments.

     The Company had no contract research revenues for the either the 1999 Period or the 1998 Period. At March 31, 1999 and 1998, the Company had no research backlog of anticipated future revenues from governmental research contracts. The Company is continuing to fund research and development of the DFE technology despite the unavailability of any further reimbursement for these costs. The Company's ability to perform the research on its backlog should not require significant addition of personnel.

     For the 1999 Period, the Company's costs of sales were $19,431, or less than 1% of revenues, as compared with $814,703, or an excess of 141% over revenues, for the 1998 Period. This increased margin resulted from a combination of factors. First, substantially all of the Company's revenue in the 1999 Period resulted from royalty agreements that have minimal ongoing costs associated with the agreement. In addition, the Company's DTO subsidiary had a negative margin of approximately 127% in the 1998 Period. The negative margins at DTO were due to low utilization of its facility which had relatively high fixed costs associated with its clean rooms.

     The Company's general and administrative expenses were $1,221,288 for the 1999 Period, compared with $692,271 for the 1998 Period. The primary reason for the increase was a $500,000 fee paid in 1999 to an unrelated third party in connection with the patent license agreement that the Company completed during the quarter. Company sponsored research and development expenses for the 1999 Period were $380,849, as compared to $282,020 for the 1998 Period. This increase in research expense is primarily the result of the spending on the development of the Company's Electronic Billboard. The Company expects to continue to incur expense in 1999 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures is dependent upon the amount of funding obtained from outside sources to support the research activities and level of spending on other internal activities.

     Other expense increased from $69,509 in the 1998 Period to $664,565 in the 1999 Period. The primary reason for the increase was the foreign taxes of $555,556 associated with the Company's royalty agreement signed during the quarter.

                               FINANCIAL CONDITION

     At March 31, 1999, the Company had cash and cash equivalents in the amount of $4,116,631 as compared with cash and cash equivalents of $2,636 at December 31, 1998. This increase in cash is primarily the result of the cash provided by operations in the 1999 Period. The cash provided by operations was the result of the $5,000,000 received by the Company in connection with its patent license agreement, partially offset by other operating costs during the quarter. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

     As described in greater detail in the notes to the financial statements, the Company received proceeds of $214,864 from the issuance of common stock and $250,000 from the issuance of notes payable during the quarter ended March 31, 1999. A portion of these proceeds from financing activities were used to retire other notes payable that existed as of December 31, 1998. This resulted in net cash provided by financing activities of $54,864 for the 1999 Period. Cash provided by financing activities of $723,314 for the 1998 Period was substantially higher because of the issuance of a greater amount of notes payable during the 1998 Period. No debt repayments were made during the 1998 Period.

     Cash provided by operating activities was $4,059,564 for the 1999 Period compared to cash used in operating activities of $602,441 for the 1998 Period. The increase in the cash provided by operating activities was primarily the result of the patent license agreement signed during the 1999 Period.

     Cash used in investing activities during the 1999 Period was $333 as compared with cash used by investing activities of $28,325 for the 1998 Period. The cash used in the 1998 Period resulted primarily from the purchase of equipment.

     The principal source of the Company's liquidity has been the funds received from its initial public offering and from the subsequent foreign and exempt offerings of common stock or debt instruments. The Company may receive additional funds from the exercise of warrants, although there can be no assurance that such warrants will be exercised and it is unlikely that any significant proceeds from the exercise of warrants will be received in the near future. When the Company needs additional funds, the Company may seek to sell additional debt or equity securities, secure joint venture partnerships, or sell certain technology rights. The Company may seek to increase its liquidity through bank borrowings or other financing. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will be dependent upon the viability of its products and their acceptance in the marketplace, and its ability to obtain additional financing in the future. Wallace Sanders & Co., independent auditors of the Company, expressed substantial doubt as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Independent Auditors' Report." included in the Company's 1998 Annual Report on Form 10-KSB.

     The Company expects to continue to incur substantial expenses for research and development ("R&D"), product testing, and product marketing. Further, the Company believes that certain proposed products may not be available for commercial sale or routine use for a period of one to two years. Therefore, it is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current funding. The combined effect of the foregoing may prevent the Company from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company will be required to curtail its operations and seek additional financing from other sources.

                                     OUTLOOK

     As of March 31, 1999, the Company eliminated its deficit in both stockholder's equity and working capital. As a result of the royalty agreement signed in March 1999, it is anticipated that the Company will be profitable in 1999 as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. At the present time the Company has the existing resources, including royalties receivable to sustain it for a period of approximately 12 months from the date of this report at current spending levels. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers for its electronic billboard product, which is currently under development. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed.

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

     Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. These vendors all have upgrades available which correct the Year 2000 Issue. The Company is in the process of purchasing and installing these upgrades at the present time. The cost of these upgrades will be negligible and is not expected to have a material effect on the operations of the Company. If such upgrades were not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

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

     This assessment is based on the present circumstances of the Company in which the Company has virtually no customers and no significant suppliers. In this scenario, the Company's Year 2000 risk is virtually non-existent. If the Company's business plan is successful and it is able to develop and sell products, the Company may become subject to Year 2000 risk related to third parties. The Company intends to assess the risk associated with third party remediation of Year 2000 Issues at the time that it enters into any significant contracts or relationships with third parties and to develop a contingency plan at that time, if necessary.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment delivered by Plasmatron in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. A trial date has tentatively been set for August 1999. At this time, the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

     On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic County. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, the Company, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. The amount of this claim is to be determined at trial; however, any potential amounts due by either the Company or its subsidiary are dependent upon the finding of liability against the bonding company in the New York case. No trial date has been set in the New Jersey case.

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

Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

     (b) Reports on Form 8-K:

         (1)  Current Report on Form 8-K (Item 5) dated as of February 3, 1999

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SI DIAMOND TECHNOLOGY, INC.
                                    (Registrant)



Date:    May 13, 1999                           /s/ Marc W. Eller
                                    ------------------------------------------
                                    Marc W. Eller
                                    Chairman and Chief Executive
                                    Officer (Principal Executive Officer)



Date:    May 13, 1999                           /s/ Douglas P. Baker
                                    ------------------------------------------
                                    Douglas P. Baker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS

The following documents are filed as part of this Report:
   EXHIBIT

     11   Computation of (Loss) Per Common Share

     13   Forward-Looking Statements and Important Factors Affecting Future
          Results (pages ii - vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, incorporated by reference into the Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999).

     27   Financial Data Schedule