Form 10QSB
period 1999-06-30
SI DIAMOND TECHNOLOGY INC
filed 1999-08-11
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

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

         As of August 6, 1999, the registrant had 52,522,407 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format.
                                 Yes [ ] No [X]

                          SI DIAMOND TECHNOLOGY, INC.
                                     INDEX


Part I  Financial Information                                                                                     PAGE
                                                                                                                  ----
         Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets--June 30, 1999 and December 31, 1998..................................    3

              Consolidated Statements of Operations--Three Months and Six Months Ended
                June 30, 1999 and 1998..........................................................................    4

              Consolidated Statements of Cash Flows--Six Months Ended
                June 30, 1999 and 1998..........................................................................    5

              Notes to Consolidated Financial Statements........................................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................   10

Part II  Other Information

         Item 1.  Legal proceedings.............................................................................   14

         Item 5.  Other Information.............................................................................   15

         Item 6.  Exhibits and Reports on Form 8-K..............................................................   15



Signatures      ................................................................................................   16

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              (UNAUDITED)
                                      ASSETS                                                    JUNE 30,          DECEMBER 31,
                                                                                                  1999                1998
                                                                                              ------------        ------------

Current assets:
   Cash and cash equivalents .............................................................    $  2,393,622        $      2,636
   Accounts receivable, trade ............................................................         105,790             184,020
   Inventory .............................................................................          62,329              65,529
   Prepaid expenses and other assets .....................................................         411,783             101,508
                                                                                              ------------        ------------

     Total current assets ................................................................       2,973,524             353,693

   Property, plant and equipment, net ....................................................         159,891             160,670
   Intangible assets, net ................................................................           6,000               9,000
   Other assets ..........................................................................          11,600              14,500
                                                                                              ------------        ------------
     Total assets ........................................................................    $  3,151,015        $    537,863
                                                                                              ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
   Accounts payable ......................................................................    $    739,795        $  1,419,604
   Notes payable .........................................................................              --           1,165,000
   Accrued liabilities ...................................................................         771,784             584,987
   Billings in excess of costs and estimated earnings on uncompleted contracts ...........         144,843               4,770
                                                                                              ------------        ------------

     Total current liabilities ...........................................................       1,656,422           3,174,361

Commitments and contingencies ............................................................              --                  --

Stockholders' equity (deficit):
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series A convertible, 100 shares issued and
       outstanding at December 31, 1998 ..................................................              --                 100
     Series G convertible, 1,550 and 1,600 shares issued and outstanding at
       June 30, 1999 and December 31, 1998, respectively .................................           1,550               1,600
   Common stock, $.00l par value, 120,000,000 shares authorized,
   51,358,611 and 45,986,617 shares issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively .....................................          51,358              45,987
Additional paid-in capital ...............................................................      53,582,231          52,019,707
Accumulated deficit ......................................................................     (52,140,546)        (54,703,892)
                                                                                              ------------        ------------

     Total stockholders' equity (deficit) ................................................       1,494,593          (2,636,498)
                                                                                              ------------        ------------

     Total liabilities and stockholders' equity (deficit) ................................    $  3,151,015        $    537,863
                                                                                              ============        ============

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                   For the Three Months Ended           For the Six Months Ended
                                                                            June 30,                             June 30,
                                                                 ------------------------------     -------------------------------
                                                                     1999             1998               1999              1998
                                                                     ----             ----               ----              ----

Revenues ...................................................     $    142,380      $    112,446      $  5,799,497      $    450,666
                                                                 ------------      ------------      ------------      ------------

Cost of sales ..............................................           80,660           591,699           100,091         1,406,402
Selling, general and administrative expenses ...............          574,348           562,951         1,795,636         1,255,222
Research and development ...................................          378,549           303,672           759,398           585,692
                                                                 ------------      ------------      ------------      ------------


     Operating costs and expenses ..........................        1,033,557         1,458,322         2,655,125         3,247,316

Income (loss) from operations ..............................         (891,177)       (1,345,876)        3,144,372        (2,796,650)

Other income (expense), net ................................           83,539           665,041          (581,026)          595,532
                                                                 ------------      ------------      ------------      ------------


Income (loss) before Federal income Tax ....................         (807,638)         (680,835)        2,563,346        (2,201,118)

Federal income Tax .........................................               --                --                --                --
                                                                 ------------      ------------      ------------      ------------


Net Income  (loss) .........................................         (807,638)         (680,835)        2,563,346        (2,201,118)

Less preferred stock dividend ..............................          (38,750)          (18,262)          (77,695)          (89,325)
                                                                 ------------      ------------      ------------      ------------

Net Income (loss) applicable to common shareholders ........     $   (846,388)     $   (699,097)     $  2,485,651      $ (2,290,443)
                                                                 ============      ============      ============      ============

Earnings (loss) per share

     Basic .................................................     $      (0.02)     $      (0.02)     $       0.05      $      (0.08)
                                                                 ============      ============      ============      ============
     Diluted ...............................................     $      (0.02)     $      (0.02)     $       0.05      $      (0.08)
                                                                 ============      ============      ============      ============

Weighted average shares outstanding

     Basic .................................................       50,773,826        34,436,519        49,294,145        30,600,328
                                                                 ============      ============      ============      ============
     Diluted ...............................................       50,773,826        34,436,519        55,569,195        30,600,328
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  FOR THE SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                              --------------------------------
                                                                                                  1999                 1998
                                                                                              ------------        ------------


Cash flows from operating activities:
     Net income (loss) ...................................................................    $  2,563,346        $ (2,201,118)
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
       Depreciation and amortization expense .............................................          46,279             450,229
       Gain on disposal of assets ........................................................              --            (820,697)
       Interest paid in common stock .....................................................          44,852                  --
       Changes in assets and liabilities:
         Accounts receivable, trade ......................................................          78,320             384,834
         Inventory .......................................................................           3,200                  --
         Prepaid expenses and other current assets .......................................        (310,275)             22,395
         Accounts payable and accrued liabilities ........................................        (493,012)            291,788
         Billings in excess of costs and estimated earnings on uncompleted
           contracts .....................................................................         140,073              (1,230)
                                                                                              ------------        ------------
              Total adjustments ..........................................................        (490,653)            327,319
                                                                                              ------------        ------------
         Net cash provided by (used in) operating activities .............................       2,072,693          (1,873,799)
                                                                                              ------------        ------------
Cash flows from investing activities:
       Capital expenditures ..............................................................         (42,500)            (46,194)
       Proceeds from the sale of equipment ...............................................              --           1,750,480
       Decrease in deposits and other assets .............................................           2,900                  --
                                                                                              ------------        ------------
         Net cash provided by (used in) investing activities .............................         (39,600)          1,704,286
                                                                                              ------------        ------------
Cash flows from financing activities:
       Repayment of notes payable ........................................................        (410,000)           (930,000)
       Bank overdraft ....................................................................              --            (156,686)
       Proceeds from notes payable .......................................................         250,000             780,000
       Redemption of preferred stock .....................................................              --            (332,011)
       Proceeds of stock issuance, net of costs ..........................................         517,893             811,189
                                                                                              ------------        ------------
         Net cash provided by financing activities .......................................         357,893             172,492
                                                                                              ------------        ------------
Net increase in cash and cash equivalents ................................................       2,390,986               2,979
Cash and cash equivalents, beginning of period ...........................................           2,636               1,000
                                                                                              ------------        ------------
Cash and cash equivalents, end of the period .............................................    $  2,393,622        $      3,979
                                                                                              ============        ============

               The accompanying notes are an integral part of the
                      consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

         The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1998 has been derived from the audited financial statements at that date.

2.       Supplemental Cash Flow Information

         Cash paid for interest for the six months ended June 30, 1999 and 1998 was approximately $19,173 and $27,319, respectively.

3.       Stockholders' Equity

         In February 1999, the Company issued 200,000 restricted shares of its common stock for a total of $110,000 in cash in an exempt offering under Regulation D of the Securities Act of 1933. The company also received $321,955 and issued 823,212 common shares as the result of the exercise of options and received $85,938 and issued 125,000 common shares as the result of the exercise of warrants during the six months ended June 30, 1999. From July 1, 1999 through August 6, 1999, the Company received an additional $154,547 and issued 372,125 common shares as the result of the exercise of options and received $368,750 and issued 442,500 common shares as the result of the exercise of warrants.

         In March 1999, all outstanding shares of the Company's Series A preferred shares were converted into 125,275 shares of its common stock. During the six months ended June 30, 1999, 50 shares of the Company's Series G preferred shares were converted into 58,232 shares of its common stock. An additional 300 shares of the Company's Series G preferred shares were converted into 361,671 shares of the Company's common stock from July 1 1999 through August 6, 1999.

         As described in greater detail in Note 4, a total of 4,240,275 shares of the Company's common stock were issued during the six months ended June 30, 1999 in connection with convertible notes payable issued by the Company.

4.       Notes Payable

         As described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company had a total of $1,165,000 in short term notes payable outstanding at December 31, 1998. A total of $805,000 of these notes were convertible into shares of the Company's common stock at the option of the lender. During January 1999, the Company borrowed an additional $200,000 under similar convertible notes and $50,000 under notes payable in cash. During the six months ended June 30, 1999, $1,005,000 of the convertible notes, including accrued interest, were converted into 4,240,275 shares of the Company's common stock. A total of $410,000 of short-term notes payable, including accrued interest, were repaid in cash.

         At December 31, 1998, $100,000 of short-term convertible notes payable were payable to the Company's Chief Executive Officer. These notes resulted from the CEO's personal guarantee of a loan made by an investor. The loan was made to the CEO, who in turn loaned the money to the Company under the same terms. In April 1999, these notes payable were assigned by the CEO to the holder of the underlying note payable. The assignee of these notes payable converted the notes, including accrued interest, into 442,904 shares of the Company's common stock in April 1999.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Contingencies

Customer Claim at Plasmatron Coatings and Systems, Inc.

         On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment delivered by Plasmatron in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. The trial was originally scheduled for August 1999, however the trial date has been postponed by the court and not been rescheduled. At this time, the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

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

Customer Claim at Diamond Tech One, Inc.

         On August 18, 1998, KDF Electronic & Vacuum Services, Inc., a vendor of Diamond Tech One, Inc. ("DTO"), filed a complaint in the United Sates District Court for the Southern District of New York against the Company for unpaid debts of its subsidiary, Diamond Tech One, Inc. The Company was served with notice of this suit on October 14, 1998. The Company settled the suit in April 1999 by paying a portion of the amount owed by Diamond Tech One, Inc. in exchange for a complete release from all further liability.

DiaGasCrown Venture

         In February 1995, the Company entered into an agreement with Diagascrown, Inc. ("DGC"), a Russian joint stock Company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas Company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia through February 1997. This research was allowed to be in the form of travel and service performed by the Company's employees in Russia, government funded research performed in Russia and through direct funding of Russian efforts related to displays. According to its internal records, the Company has spent approximately $2,000,000 on this research. Further spending in Russia has been halted since 1996 pending agreement as to the nature and amount of services to be performed in Russia for the remaining balance to be spent under the original agreement

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Contingencies

Outlook

         As a result of the royalty agreement signed in March 1999, the Company was profitable for the six months ended June 30, 1999. It is anticipated that the Company will be profitable for 1999, based on this royalty agreement, as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company; however, the Company expects to be able to obtain the funding necessary.

         The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers on a revenue sharing basis for its electronic billboard product. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed. At the present time the Company has existing cash available to sustain it for a period of approximately one year from the date of this report at current spending levels and based on current spending plans.

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


6.       Business Developments

         In March 1999, the Company signed a license agreement with a large Japanese manufacturer of information and office products. Under the terms of this agreement, the Company received $5,000,000 on March 31, 1999 representing gross royalties of $5,555,556, less related foreign taxes of $555,556. In exchange for this payment, the Company granted the licensee a paid up worldwide non-exclusive license to certain of the Company's patents and patent applications.

         In June 1999, the Company completed a working model of the electronic billboard that it has had under development for a period of approximately two years. The Company is currently negotiating with various parties that are interesting in obtaining similar electronic billboards from the Company.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Related Party Transactions

         As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. The payment was initially due February 15, 1999, but the time for payment was extended to April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, the Company is obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. In April 1999, the Company paid ATI $12,500 and extended the payment period for three months until July 15, 1999. In July 1999, the Company paid an additional $12,500 to extend the patent until October 15, 1999. At that time the Company can either complete the patent assignment in exchange for a payment of $175,00, extend it for another three months for a payment of $12,500, or allow the agreement to lapse.

8.       Income Taxes

         As discussed in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company had a net operating loss of approximately $51 million available to it for federal income tax purposes as of December 31, 1998. A portion of this net operating loss carryforward was used to offset the taxable income for the six month period ended June 30, 1999. If this net operating loss carryforward had not been available, the Company would have recorded $875,000 in income tax for the six month period ended June 30, 1999.

9.       Earnings Per Share

         The Company computes Earnings per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options or warrants, the conversion of convertible debts securities, or the conversion of convertible preferred stock are included in diluted earnings per share to the extent such shares are dilutive.


10.      Subsequent Events

         From July 1, 1999 through August 6, 1999 the Company received $368,750 and issued 442,500 shares of the Company's common stock as a result of the exercise of warrants for the Company's common stock. The Company also issued 372,125 shares of common stock and received $154,547 in connection with the exercise of options issued under employee stock option plans.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                    OVERVIEW

     During the six months ended June 30, 1999, the Company's primary revenues were earned as a result of license agreement signed by the Company's Field Emission Picture Element Technology, Inc. ("FEPET") subsidiary. The Company continued to incur substantial expenses at Field Emission Picture Element Technology, Inc. ("FEPET") in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology. The Company also continued to incur significant product development costs at Electronic Billboard Technology, Inc. ("EBT") in connection with the completion of the working model of its electronic billboard product. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company expects to incur additional research and development expenses throughout 1999 in developing the Company's DFE technology and in refining, commercializing, and installing its electronic billboard product.

                              RECENT DEVELOPMENTS

     In March 1999, the Company signed a license agreement with a large Japanese manufacturer of information and office products. Under the terms of this agreement, the Company received $5,000,000 on March 31, 1999 representing gross royalties of $5,555,556, less related foreign taxes of $555,556. In exchange for this payment, the Company granted the licensee a paid up worldwide non-exclusive license to certain of the Company's patents and patent applications.

     During the six months ended June 30, 1999, the Company converted a total of $1,005,000 of short-term notes payable into equity of the Company. This resulted in the issuance of 4,240,275 shares of the Company's common stock.

                             RESULTS OF OPERATIONS

     The Company's revenues for the second quarter ended June 30, 1999 totaled $142,380 compared to $112,446 for the second quarter of 1998. The Company earned $5,799,497 in revenues during the six month period ended June 30, 1999, (the "1999 Period") as compared with $450,666 during the six month period ended June 30, 1998 (the "1998 Period"). During the 1999 Period, the Company had revenues of $5,648,426 from its FEPET subsidiary and $151,071 in revenues from its EBT subsidiary. FEPET had revenues of $5,555,556 from licensing certain of its patents and patent applications. The remaining $92,870 of FEPET revenue was derived from its collaborative efforts with Diamond Pro-Shop Nomura Co., Ltd. ("DPN"). Virtually all of the EBT revenues resulted from its royalty agreement with Texas Digital Systems ("TDS"). Revenues in the 1998 Period were substantially all from fabrication and assembly services at the Company's Diamond Tech One, Inc. ("DTO") subsidiary. The operating assets of DTO were sold in May 1998.

     The Company had a revenue backlog of $144,843 as of June 30, 1999 at FEPET. This backlog is the result of funds that have been received from DPN, but not yet recognized as revenue because the services related to these funds are to be performed in the future. EBT has no revenue backlog at March 31, 1999. For purposes of calculating its backlog, the Company includes only those verifiable commitments that exist as of the backlog date. Under the Company's agreement with TDS, the Company receives a royalty when TDS ships a product. During the 1999 Period, EBT received approximately $144,000 in royalties related to the TDS agreement. TDS has an agreement with a major national fast food chain, whereby the TDS product is available to franchisees. If all remaining franchisees ordered one unit, it would result in the Company receiving between $1,700,000 and $2,000,000 in future royalty payments. The Company's agreement with TDS ends in December 1999.

     The Company had no contract research revenues for the either the 1999 Period or the 1998 Period. At June 30, 1999 and 1998, the Company had no research backlog of anticipated future revenues from governmental research contracts. The Company is continuing to fund research and development of the DFE technology despite the unavailability of any further reimbursement for these costs.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


     For the 1999 Period, the Company's cost of sales were $100,091, or a gross margin of 98%, as compared with $1,406,402 or a negative gross margin of 212%, for the 1998 Period. This increased margin resulted from a combination of factors. First, substantially all of the Company's revenue in the 1999 Period resulted from royalty agreements that have minimal ongoing costs associated with the agreement. In addition, the Company's DTO subsidiary, which accounted for the majority of sales and costs of sales in the 1998 Period had a negative margin due to low utilization of its facility which had relatively high fixed costs associated with its clean rooms.

     The Company's general and administrative expenses were $1,795,636 for the 1999 Period, compared with $1,255,222 for the 1998 Period. The primary reason for the increase was a $500,000 fee paid in 1999 to an unrelated third party in connection with the patent license agreement that the Company completed in March 1999. Company sponsored research and development expenses for the 1999 Period were $759,398, as compared to $585,692 for the 1998 Period. This increase in research expense is primarily the result of the spending on the development of the Company's Electronic Billboard. The Company expects to continue to incur expense in 1999 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures is dependent upon the amount of funding obtained from outside sources to support the research activities and level of spending on other internal activities.

     The Company had other expense of $581,026 in the 1999 Period compared to other income of $595,532 in the 1998 Period. The other expense in 1999 was primarily the result of foreign taxes of $555,556 associated with the Company's royalty agreement signed during March 1999. The other income in the 1998 Period was primarily the result of gains on the sale of assets associated with the Company's DTO subsidiary in May 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents in the amount of $2,393,622 as compared with cash and cash equivalents of $2,636 at December 31, 1998. This increase in cash is primarily the result of the cash provided by operations in the 1999 Period. The cash provided by operations was the result of the $5,000,000 received by the Company in connection with its patent license agreement, partially offset by other operating costs during the period. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

      As described in greater detail in the notes to the financial statements, the Company received proceeds of $517,893 from the issuance of common stock and $250,000 from the issuance of notes payable during the six months ended June 30, 1999. The Company also repaid $410,000 of notes payable during this period. This resulted in net cash provided by financing activities of $357,893 for the 1999 Period. Cash provided by financing activities was $172,492 for the 1998 Period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Cash provided by operating activities was $2,072,693 for the 1999 Period compared to cash used in operating activities of $1,873,799 for the 1998 Period. The increase in the cash provided by operating activities was primarily the result of the patent license agreement signed during the 1999 Period.

     Cash used in investing activities during the 1999 Period was $39,600 as compared with cash provided by investing activities of $1,704,286 for the 1998 Period. The cash provided in the 1998 Period resulted primarily from sale of the DTO assets, while the cash used in the 1999 Period was primarily the result of equipment purchases.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                    OUTLOOK

     As of June 30, 1999, the Company eliminated its deficit in both stockholder's equity and working capital. As a result of the royalty agreement signed in March 1999, it is anticipated that the Company will be profitable in 1999 as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company. The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. At the present time the Company has the existing resources to sustain it for a period of approximately one year from the date of this report at current spending levels. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers for its electronic billboard product. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed.

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

     Based on a recent assessment, the Company determined that it would be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. The company upgraded its software during the quarter ended June 30, 1999 and its internal systems are now Year 2000 compliant. If such upgrades were not installed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment delivered by Plasmatron in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. A trial date had tentatively been set for August 1999. In June 1999, that trial date was postponed and has not been rescheduled at the present time. At this time, the outcome can not be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

On August 18, 1998, KDF Electronic & Vacuum Services, Inc., a vendor of Diamond Tech One, Inc. ("DTO"), filed a complaint in the United Sates District Court for the Southern District of New York against the Company for unpaid debts of its subsidiary, Diamond Tech One, Inc. The Company was served with notice of this suit on October 14, 1998. The Company settled the suit in April 1999 by paying a portion of the amount owed by Diamond Tech One, Inc. in exchange for a complete release from all further liability.

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

Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclaimers the Company may make on related subjects in our 10-QSB, 8-K, and 10KSB reports to the SEC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

         (b) Reports on Form 8-K:

             (1) Current Report on Form 8-K (Item 5) dated as of April 16,
                 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                  SI DIAMOND TECHNOLOGY, INC.
                                                                  (Registrant)



Date:    August 11, 1999                                                             /s/ Marc W. Eller
                                                                  ----------------------------------------------------
                                                                  Marc W. Eller
                                                                  Chairman and Chief Executive Officer
                                                                  (Principal Executive Officer)



Date:    August 11, 1999                                                           /s/ Douglas P. Baker
                                                                  ----------------------------------------------------
                                                                  Douglas P. Baker
                                                                  Chief Financial Officer
                                                                  (Principal Financial Officer and Principal Accounting
                                                                  Officer)

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:

   Exhibit
   -------
       11         Computation of (Loss) Per Common Share

       13         Forward-Looking Statements and Important Factors Affecting
                  Future Results (pages ii - vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, incorporated by reference into the Quarterly Report on Form
                  10-QSB for the fiscal quarter ended June 30, 1999).

     27.1         Financial Data Schedule (For SEC use only).

     27.2         Restated Financial Data Schedule (For SEC use only).