Form 10QSB
period 1999-09-30
SI DIAMOND TECHNOLOGY INC
filed 1999-11-05
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

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

         As of November 3, 1999, the registrant had 53,582,594 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format.
                                Yes [ ] No [X]

                          SI DIAMOND TECHNOLOGY, INC.
                                     INDEX


Part I  Financial Information                                                                                       PAGE
                                                                                                                    ----

         Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets--September 30, 1999 and December 31, 1998.................................  3

              Consolidated Statements of Operations--Three Months and Nine Months Ended
                September 30, 1999 and 1998.........................................................................  4

              Consolidated Statements of Cash Flows--Nine Months Ended
                September 30, 1999 and 1998.........................................................................  5

              Notes to Consolidated Financial Statements............................................................  6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.......................................................................... 11

Part II  Other Information

         Item 1. Legal proceedings.................................................................................. 15

         Item 4. Submission of matters to a vote of security holders................................................ 16

         Item 5. Other Information.................................................................................. 17

         Item 6. Exhibits and Reports on Form 8-K................................................................... 17



Signatures.......................................................................................................... 18

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                    (UNAUDITED)
                                      ASSETS                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                       1999                1998
                                                                                   -------------       ------------

Current assets:
   Cash and cash equivalents .................................................      $  1,427,557       $      2,636
     Accounts receivable, trade ..............................................           547,122            184,020
   Inventory .................................................................           253,521             65,529
   Prepaid expenses and other assets .........................................           713,392            101,508
                                                                                    ------------       ------------

     Total current assets ....................................................         2,941,592            353,693

   Property, plant and equipment, net ........................................           599,619            160,670
   Intangible assets, net ....................................................         1,084,710              9,000
   Other assets ..............................................................             7,250             14,500
                                                                                    ------------       ------------
     Total assets ............................................................      $  4,633,171       $    537,863
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities:
   Accounts payable ..........................................................      $    776,830       $  1,419,604
   Notes payable .............................................................           478,400          1,165,000
   Capital lease obligations .................................................            36,319                 --
   Accrued liabilities .......................................................           882,677            584,987
   Billings in excess of costs and estimated earnings on uncompleted contracts           168,755              4,770
                                                                                    ------------       ------------

     Total current liabilities ...............................................         2,342,981          3,174,361

Commitments and contingencies ................................................                --                 --

Stockholders' equity (deficit):
   Preferred stock, $1.00 par value, 2,000,000 shares authorized; Series A convertible, 100 shares issued and
       outstanding at December 31, 1998 ......................................                --                100
     Series G convertible, 1,200 and 1,600 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively ................             1,200              1,600
   Common stock, $.00l par value, 120,000,000 shares authorized,
     53,261,279 and 45,986,617 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively ..................            53,261             45,987
Additional paid-in capital ...................................................        55,190,253         52,019,707
Accumulated deficit ..........................................................       (52,954,524)       (54,703,892)
                                                                                    ------------       ------------

     Total stockholders' equity (deficit) ....................................         2,290,190         (2,636,498)
                                                                                    ------------       ------------

     Total liabilities and stockholders' equity (deficit) ....................      $  4,633,171       $    537,863
                                                                                    ============       ============

        The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                           For the Three Months Ended            For the Nine Months Ended
                                                                  September 30,                         September 30,
                                                         -------------------------------       -------------------------------
                                                             1999               1998               1999               1998
                                                         ------------       ------------       ------------       ------------

Revenues ..........................................      $    309,117       $    123,339       $  6,108,614       $    574,005
                                                         ------------       ------------       ------------       ------------

Cost of sales .....................................           152,045            110,606            252,136          1,517,008
Selling, general and administrative expenses ......           752,470            607,245          2,548,106          1,862,467
Research and development ..........................           360,925            326,725          1,120,323            912,417
                                                         ------------       ------------       ------------       ------------

     Operating costs and expenses .................         1,265,440          1,044,576          3,920,565          4,291,892

Income (loss) from operations .....................          (956,323)          (921,237)         2,188,049         (3,717,887)

Other income (expense), net .......................           152,345            195,568           (438,681)           791,100
                                                         ------------       ------------       ------------       ------------

Income (loss) before Federal Income Tax ...........          (803,978)          (725,669)         1,749,368         (2,926,787)

Federal Income Tax ................................                --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------

Net Income  (loss) ................................          (803,978)          (725,669)         1,749,368         (2,926,787)

Less preferred stock dividend .....................           (33,221)          (125,782)          (110,916)          (215,107)
                                                         ------------       ------------       ------------       ------------

Net Income (loss) applicable to common shareholders      $   (837,199)      $   (851,451)      $  1,638,452       $ (3,141,894)
                                                         ============       ============       ============       ============

Earnings (loss) per share

     Basic ........................................      $      (0.02)      $      (0.02)      $       0.03       $      (0.09)
                                                         ============       ============       ============       ============
     Diluted ......................................      $      (0.02)      $      (0.02)      $       0.03       $      (0.09)
                                                         ============       ============       ============       ============

Weighted average shares outstanding

     Basic ........................................        52,452,791         43,175,591         50,358,597         34,616,869
                                                         ============       ============       ============       ============
     Diluted ......................................        52,452,791         43,175,591         57,194,036         34,616,869
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                  FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                -----------------------------
                                                                                    1999             1998
                                                                                -----------       -----------

Cash flows from operating activities:
     Net income (loss) ...................................................      $ 1,749,368       $(2,926,787)
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
       Depreciation and amortization expense .............................           78,894           526,901
       Gain on disposal of assets ........................................               --          (795,697)
       Interest paid in common stock .....................................           44,852                --
       Warrants issued for services ......................................           66,400                --
       Changes in assets and liabilities:
         Accounts receivable, trade ......................................          (58,176)          397,661
         Escrow funds receivable .........................................               --           293,915
         Inventory .......................................................          (27,235)               --
         Prepaid expenses and other current assets .......................         (611,884)           27,339
         Accounts payable and accrued liabilities ........................         (432,203)          146,055
         Billings in excess of costs and estimated earnings on uncompleted
           contracts and customer deposits ...............................           84,434            (1,230)
                                                                                -----------       -----------
              Total adjustments ..........................................         (854,918)          594,944
                                                                                -----------       -----------
         Net cash provided by (used in) operating activities .............          894,450        (2,331,843)
                                                                                -----------       -----------
Cash flows from investing activities:
       Capital expenditures ..............................................          (49,230)          (47,335)
       Cash paid for the acquisition of SignBuilders .....................         (425,911)               --
       Intangible assets .................................................             (648)               --
       Proceeds from the sale of equipment ...............................               --         1,750,480
       Decrease in deposits and other assets .............................            7,250                --
                                                                                -----------       -----------
         Net cash (used in) provided by investing activities .............         (468,539)        1,703,145
                                                                                -----------       -----------
Cash flows from financing activities:
       Repayment of notes payable ........................................         (412,058)         (930,000)
       Bank overdraft ....................................................               --          (156,686)
       Proceeds from notes payable .......................................          250,000         1,185,000
       Redemption of preferred stock .....................................               --          (332,011)
       Proceeds of stock issuance, net of costs ..........................        1,161,068           865,937
                                                                                -----------       -----------
         Net cash provided by financing activities .......................          999,010           632,240
                                                                                -----------       -----------
Net increase in cash and cash equivalents ................................        1,424,921             3,542
Cash and cash equivalents, beginning of period ...........................            2,636             1,000
                                                                                -----------       -----------
Cash and cash equivalents, end of the period .............................      $ 1,427,557       $     4,542
                                                                                ===========       ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-KSB. The consolidated balance sheet information for December 31, 1998 has been derived from the audited consolidated financial statements at that date.

2. Supplemental Cash Flow Information

         Cash paid for interest for the nine months ended September 30, 1999 and 1998 was approximately $24,484 and $27,319, respectively.

3. Stockholders' Equity

         In February 1999, the Company issued 200,000 restricted shares of its common stock for a total of $110,000 in cash in an exempt offering under Regulation D of the Securities Act of 1933. The Company also received $508,880 and issued 1,275,337 common shares as the result of the exercise of options and received $542,188 and issued 730,000 common shares as the result of the exercise of warrants during the nine months ended September 30, 1999.

         In March 1999, all outstanding shares of the Company's Series A preferred shares were converted into 125,275 shares of its common stock. During the nine months ended September 30, 1999, 400 shares of the Company's Series G preferred shares were converted into 480,643 shares of its common stock.

         As described in greater detail in Note 4, a total of 4,240,275 shares of the Company's common stock were issued during the nine months ended September 30, 1999 in connection with convertible notes payable issued by the Company.

         As described in greater detail in Note 10, the Company issued a total of 423,132 shares of common stock in connection with its acquisition of the assets of Sign Builders of America, Inc.

4. Notes Payable

         As described in greater detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company had a total of $1,165,000 in short term notes payable outstanding at December 31, 1998. A total of $805,000 of these notes were convertible into shares of the Company's common stock at the option of the lender. During January 1999, the Company borrowed an additional $200,000 under similar convertible notes and $50,000 under notes payable in cash. During the nine months ended September 30, 1999, $1,005,000 of the convertible notes, including accrued interest, were converted into 4,240,275 shares of the Company's common stock. A total of $410,000 of short-term notes payable, including accrued interest, were repaid in cash.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Contingencies

Customer Claim at Plasmatron Coatings and Systems, Inc.

         On May 20, 1996, Semi-Alloys Company ("Plaintiff"), a former customer of Plasmatron Coatings and Systems, Inc. ("Plasmatron"), a wholly-owned subsidiary of the Company, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Plaintiff claims a breach of contract related to $1 million of coating equipment delivered by Plasmatron in 1993, prior to the Company's ownership of Plasmatron. The Plaintiff claims the equipment does not perform as required under the contract. Plaintiff seeks to recover compensatory, consequential and incidental damages. The amount of this claim is to be determined at trial. The trial was originally scheduled for August 1999, however the trial date has been postponed by the court and not been rescheduled. At this time, the outcome cannot be predicted with any certainty and the potential liability, if any, is unknown. The Company believes it has meritorious defenses and intends to continue to vigorously defend this action.

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

Outlook

         As a result of the royalty agreement signed with Canon, Inc. in March 1999, the Company was profitable for the nine months ended September 30, 1999. It is anticipated that the Company will be profitable for 1999, based on this royalty agreement, as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company; however, the Company expects to be able to obtain the funding necessary.

         The Company has developed contingency plans to allow it to maintain operations until the Company is able to sustain itself on its own revenue. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers on a revenue sharing basis for its electronic billboard product. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed. At the present time the Company has existing resources available, including commitments, to sustain itself for a period of approximately six months from the date of this report at current spending levels and based on current spending plans.

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. The Company's plan is primarily dependent on increasing revenues and raising additional funds through strategic partners and additional debt offerings. If adequate funds are not available from operations, or additional sources of financing, the Company may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products. The Company also has the option of obtaining funds by assigning, or selling, rights to certain of its technologies or products.

6. Business Developments

         In March 1999, the Company signed a license agreement with Canon, Inc. a large Japanese manufacturer of information and office products. Under the terms of this agreement, the Company received $5,000,000 on March 31, 1999 representing gross royalties of $5,555,556, less related foreign taxes of $555,556. In exchange for this payment, the Company granted Canon Inc., a paid up worldwide non-exclusive license to certain of the Company's patents and patent applications.

         In August 1999, the Company entered into an agreement to sell its domain name, diamond.com, to a newly formed entity, Diamond.com, LLC. The Company received a deposit of $75,000 at the time the agreement was signed in August 1999 and it received an additional $75,000 in October 1999 when the transfer was officially completed by the registrar. In addition, the Company received a note payable in the amount of $100,000 payable in six equal monthly installments from October 1999 to March 2000. The Company's FEPET subsidiary also received a 10% interest in the newly formed entity. In the event Diamond.com, LLC is sold, FEPET is guaranteed to receive minimum proceeds equal to the greater of $750,000 or 10% of the sales price. The guaranteed minimum increases by $100,000 at the end of each of October, 2000, 2001, and 2002.

         In September 1999, the Company acquired substantially all the assets of, and assumed certain liabilities of SignBuilders of America, Inc. ("Sign Builders") for a total of $1,800,000. The Company paid $450,000 in cash, issued a note payable in the amount of $450,000 and issued 423,132 shares of common stock based on the average share price of $2.127 per share for the five day period preceding the date of the sale. See note 10 for additional details related to the acquisition.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. Related Party Transactions

         As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. The payment was initially due February 15, 1999, but the time for payment was extended to April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, the Company is obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. In April 1999, the Company paid ATI $12,500 and extended the payment period for three months until July 15, 1999. In each of July and October 1999, the Company paid an additional $12,500 to extend the patent until October 15, 1999 and January 15, 2000, respectively. In January 2000 the Company can either complete the patent assignment in exchange for a payment of $162,500, extend it for another three months for a payment of $12,500, or allow the agreement to lapse.

8. Income Taxes

         As discussed in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company had a net operating loss available to it for federal income tax purposes as of December 31, 1998. A portion of this net operating loss carryforward was used to offset the taxable income for the nine month period ended September 30, 1999. If this net operating loss carryforward had not been available, the Company would have recorded approximately $625,000 in income tax for the nine month period ended September 30, 1999.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Acquisition of Sign Builders of America, Inc.

         Effective August 31, 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Sign Builders. The assets acquired and liabilities assumed were recorded at fair values as a purchase acquisition and have been accounted for as a non-cash transaction in the consolidated statement of cash flows. The Company used cash of $450,000, executed a note payable bearing interest at an annual rate of 6% in the amount of $450,000, and issued common stock valued at $900,000 to finance the transaction. The assets acquired and liabilities assumed are as follows:

         Cash                                                $    24,089
         Accounts receivable                                     304,926
         Inventory                                               160,757
         Property and equipment                                  446,898
         Goodwill and covenant not to compete                  1,096,777
         Accounts payable                                        (52,931)
         Accrued expenses                                        (34,188)
         Customer deposits                                       (79,551)
         Notes payable                                           (28,829)
         Capital leases payable                                  (37,948
                                                             -----------

         Total Purchase Price                                $ 1,800,000
                                                             ===========

The cash paid of $450,000 is reflected in the consolidated statement of cash flows net of the $24,089 of cash received in connection with the acquisition of the assets. The purchase agreement contains certain contingencies related to the sales of the acquired business during the time period from September 1, 1999 through December 31, 1999 which could result in downward adjustments to the purchase price. If Sign Builders sales do not equal or exceed $1,124,759 for the period from September 1, 1999 through December 31, 1999, the purchase price is reduced by 50% of the dollar amount of the shortfall. Any such downward adjustments would result in change in the total purchase price and accordingly, the purchase price allocation reflected above and would reduce the amounts payable under the notes payable issued in connection with the transaction.

The following unaudited pro forma data summarize the results of operations for the periods indicated as if the Sign Builders acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.


                                              For the three months ended          For the nine months ended
                                                     September 30                        September 30
                                               1999              1998              1999               1998

Revenues                                     690,812           123,339           7,983,855            574,005

Net Income (loss)                           (813,309)         (780,382)          1,821,531         (3,105,685)

Earnings (loss) per common share
       Basic                               $   (0.02)        $   (0.02)         $     0.03        $     (0.09)
       Diluted                             $   (0.02)        $   (0.02)         $     0.03        $     (0.09)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                    OVERVIEW

                  During the nine months ended September 30, 1999, the Company's primary revenues were earned as a result of a license agreement signed by the Company's Field Emission Picture Element Technology, Inc. ("FEPET") subsidiary with Canon, Inc. The Company continued to incur substantial expenses at Field Emission Picture Element Technology, Inc. ("FEPET") in support of the development of its proprietary Diamond Based Field Emission ("DFE") Technology. Effective August 31, 1999, the Company purchased substantially all of the assets of, and assumed certain liabilities of Sign Builders of America, Inc. The Company also continued to incur significant product development costs at Electronic Billboard Technology, Inc. ("EBT") in connection with the completion of the working model of its electronic billboard product. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company expects to incur additional research and development expenses throughout 1999 in developing the Company's DFE technology and in refining, commercializing, and installing its electronic billboard product.

                              RECENT DEVELOPMENTS

                  In March 1999, the Company signed a license agreement with Canon, Inc., a large Japanese manufacturer of information and office products. Under the terms of this agreement, the Company received $5,000,000 on March 31, 1999 representing gross royalties of $5,555,556, less related foreign taxes of $555,556. In exchange for this payment, the Company granted Canon, Inc. a paid up worldwide non-exclusive license to substantially all of the Company's patents and patent applications.

                  In August 1999, the Company signed an agreement to sell its domain name, diamond.com, to a newly formed entity, Diamond.com, LLC. In exchange, the Company received cash of $150,000, a note receivable in the amount of $100,000 payable in equal monthly installments from October 1999 through March 2000. In addition, the Company's FEPET subsidiary received a 10% ownership interest in the newly formed entity. In the event Diamond.com, LLC is sold, FEPET is guaranteed to receive minimum proceeds equal to the greater of $750,000 or 10% of the sales price. The guaranteed minimum increases by $100,000 at the end of each of October 2000, 2001, and 2002. This sale was completed and the domain name was transferred to Diamond.com, LLC in October 1999.

                  In September 1999, the Company acquired substantially all the assets of, and assumed certain liabilities of Sign Builders of America, Inc. for a total of $1,800,000. The Company paid $450,000 in cash, issued a note payable in the amount of $450,000 and issued 423,132 shares of common stock based on the average share price of $2.127 per share for the five day period preceding the date of the sale. The purchase price is subject to downward of adjustment if certain minimum sales levels are not achieved for the period from September 1, 1999 through December 31, 1999. Any such downward adjustments will reduce the amount due under the notes payable.

                             RESULTS OF OPERATIONS

                  The Company's revenues for the third quarter ended September 30, 1999 totaled $309,117 compared to $123,339 for the third quarter of 1998. The Company earned $6,108,614 in revenues during the nine month period ended September 30, 1999, (the "1999 Period") as compared with $574,005 during the nine month period ended September 30, 1998 (the "1998 Period"). During the 1999 Period, the Company had revenues of $5,721,846 from its FEPET subsidiary, $228,944 in revenues from its EBT subsidiary,157,825 from its Sign Builders of America, Inc. ("Sign Builders") subsidiary. FEPET had revenues of $5,555,556 from licensing certain of its patents and patent applications. The remaining $166,290 of FEPET revenue was derived from its collaborative efforts with Diamond Pro-Shop Nomura Co., Ltd. ("DPN"). Virtually all of the EBT revenues resulted from its royalty agreement with Texas Digital Systems ("TDS"). The Sign Builders revenues resulted from sale and construction of signs during the period it was owned by the Company from September 1, 1999 through September 30, 1999. Revenues in the 1998 Period were substantially all from fabrication and assembly services at the Company's Diamond Tech One, Inc. ("DTO") subsidiary. The operating assets of DTO were sold in May 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                  The Company had a revenue backlog of $72,423 as of September 30, 1999 at FEPET and approximately $266,000 at SignBuilders. The backlog at FEPET is the result of funds that have been received from DPN, but not yet recognized as revenue because the services related to these funds are to be performed in the future. The backlog at Sign Builders results from orders received, but not yet completed as of September 30, 1999. EBT has no revenue backlog at March 31, 1999. For purposes of calculating its backlog, the Company includes only those verifiable commitments that exist as of the backlog date. Under the Company's agreement with TDS, the Company receives a royalty when TDS ships a product. During the 1999 Period, EBT received approximately $225,000 in royalties related to the TDS agreement. TDS has an agreement with a major national fast food chain, whereby the TDS product is available to franchisees. The Company's agreement with TDS ends in December 1999.

                  The Company had no contract research revenues for the either the 1999 Period or the 1998 Period. At September 30, 1999 and 1998, the Company had no research backlog of anticipated future revenues from governmental research contracts. The Company is continuing to fund research and development of the DFE technology despite the unavailability of any further reimbursement for these costs. In October 1999, the Company received a commitment for a government grant in the amount of approximately $70,000.

                  For the 1999 Period, the Company's cost of sales were $252,136, or a gross margin of 96%, as compared with $1,517,008 or a negative gross margin of 164%, for the 1998 Period. This increased margin resulted from a combination of factors. First, substantially all of the Company's revenue in the 1999 Period resulted from royalty agreements that have minimal ongoing costs associated with the agreement. In addition, the Company's DTO subsidiary, which accounted for the majority of sales and costs of sales in the 1998 Period had a negative margin due to low utilization of its facility which had relatively high fixed costs associated with its clean rooms.

                  The Company's general and administrative expenses were $2,548,106 for the 1999 Period, compared with $1,862,467 for the 1998 Period. The primary reason for the increase was a $500,000 fee paid in 1999 to an unrelated third party in connection with the Canon patent license agreement that the Company completed in March 1999. In addition, there were increased professional fees during the 1999 Period as a result of expenses associated with the Company's acquisition of Sign Builders. Company sponsored research and development expenses for the 1999 Period were $1,120,323, as compared to $912,417 for the 1998 Period. This increase in research expense is primarily the result of the spending on the development of the Company's Electronic Billboard. The Company expects to continue to incur expense in 1999 in support of additional research and development activities related to the commercial development of its DFE technology and its electronic billboard technology. The amount of these expenditures is dependent upon the amount of funding obtained from outside sources to support the research activities and level of spending on other internal activities.

                  The Company had other expense of $438,681 in the 1999 Period compared to other income of $791,100 in the 1998 Period. The other expense in 1999 was primarily the result of foreign taxes of $555,556 associated with the Company's royalty agreement signed with Canon, Inc. during March 1999, partially offset by the gain recorded on the sale of the Company's domain name. The other income in the 1998 Period was primarily the result of gains on the sale of assets associated with the Company's DTO subsidiary in May 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                        LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 1999, the Company had cash and cash equivalents in the amount of $1,427,557 as compared with cash and cash equivalents of $2,636 at December 31, 1998. This increase in cash is primarily the result of the cash provided by operations in the 1999 Period. The cash provided by operations was the result of the $5,555,556 of licensing revenue received by the Company in connection with its patent license agreement, partially offset by operating costs during the period. Based on the developmental stages of the Company's DFE and electronic billboard technologies, additional debt, equity, joint ventures, sale of product distribution or technology rights, or other financing will be required in the future. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

                  As described in greater detail in the notes to the financial statements, the Company received proceeds of $1,161,068 from the issuance of common stock and $250,000 from the issuance of notes payable during the nine months ended September 30, 1999. The Company also repaid $412,058 of notes payable during this period. This resulted in net cash provided by financing activities of $999,010 for the 1999 Period. Cash provided by financing activities was $632,240 for the 1998 Period.

                  Cash provided by operating activities was $894,450 for the 1999 Period compared to cash used in operating activities of $2,331,843 for the 1998 Period. The increase in the cash provided by operating activities was primarily the result of the patent license agreement signed during the 1999 Period.

                  Cash used in investing activities during the 1999 Period was $468,539 as compared with cash provided by investing activities of $1,703,145 for the 1998 Period. The cash provided in the 1998 Period resulted primarily from sale of the DTO assets, while the cash used in the 1999 Period was primarily the result of equipment purchases and the acquisition of substantially all of the assets of Sign Builders.

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

                  The Company expects to continue to incur substantial expenses for research and development ("R&D"), product testing, and product marketing. It is anticipated that the commercialization of the Company's existing and proposed products will require additional capital in excess of the Company's current funding. The combined effect of the foregoing may prevent the Company from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in the Company's results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, the Company may be required to cut back some of its operations and seek additional financing from other sources.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



                                    OUTLOOK

                  As of September 30, 1999, the Company eliminated its deficit in both stockholder's equity and working capital. As a result of the royalty agreement signed in March 1999 with Canon, Inc., it is anticipated that the Company will be profitable in 1999 as it continues to fund the development of its DFE technology and its electronic billboard and related electronic display products. There can be no assurance that the Company will be profitable in the future. Full commercial development of the Company's DFE technology and electronic billboard may require additional funds that may not be available at terms acceptable to the Company. The Company has a contingency plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. At the present time the Company has the existing resources, including commitments, to sustain it for a period of approximately six months from the date of this report at current spending levels and given current spending plans. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by seeking customers for its electronic billboard product. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed.

                  Management's belief that it has the resources to sustain itself for approximately six months from the date of this report is based on current development plans, the current state of the Company's business, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. No assurance can be given that there will be no change that would cause available resources to be consumed before such time. Thereafter, if adequate funds are not available from operations or additional sources of financing, the Company may have to reduce substantially or eliminate expenditures for research and development, testing and production of its products, and associated overhead costs. The Company also has the option of obtaining by assigning or selling rights to certain of its technologies or products.

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

                  Based on a recent assessment, the Company determined that it would be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. All of this software is prepackaged software that was purchased from outside vendors. The company upgraded its software during the period ended September 30, 1999 and its internal systems are now Year 2000 compliant. If such upgrades were not installed on a timely basis, the Year 2000 Issue could have had a material impact on the operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On July 26, 1999 the Company held its 1999 Annual Meeting of Shareholders. The following items were presented to a vote of the holders (the "Shareholders") of the Company's issued and outstanding Common Stock and Series G Preferred Stock:

         (1) The Shareholders elected David R. Sincox and Dr. Zvi Yaniv to the Company's Board of Directors as Class I Directors, whose terms expire at the Company's 2000 Annual Meeting of Shareholders.

         (2) The Shareholders elected Philip C. Shaffer and Nicholas Martin, Jr. to the Company's Board of Directors as Class II Directors, whose terms expire at the Company's 2001 Annual Meeting of Shareholders.

         (3) The Shareholders elected Marc W. Eller and Ronald J. Berman to the Company's Board of Directors as Class III Directors, whose terms expire at the Company's 2001 Annual Meeting of Shareholders.

         (4) The Shareholders ratified the appointment of Wallace Sanders & Company as the Company's independent auditors for the 1999 fiscal year.

         The number of votes cast for each of the above is summarized in the table below. (Pursuant to the Company's Amended and Restated Articles of Incorporation, the holders of the Company's Series G Preferred Stock cast votes equivalent to the number of shares of the Company's Common Stock into which the shares of Series G Preferred Stock were convertible as of June 8, 1999. All numbers in the table below represent shares of Common Stock or the voting equivalent thereof):


                                                                                                   Broker
Item Submitted to Shareholders                  For           Against           Abstain           Non-Votes            Total
                                            ----------        -------           -------           ---------          ----------

Election of David R. Sincox                 45,859,692        155,261              0                  0              46,014,953
Election of Dr. Zvi Yaniv                   45,860,192        154,761              0                  0              46,014,953
Election of Philip C. Shaffer               45,859,692        155,261              0                  0              46,014,953
Election of Nicholas Martin, Jr.            45,847,442        167,511              0                  0              46,014,953
Election of Marc W. Eller                   45,860,192        154,761              0                  0              46,014,953
Election of Ronald J. Berman                45,860,192        154,761              0                  0              46,014,953
Ratification of Wallace Sanders &
     Company as auditors                    45,900,113         46,699           68,141                0              46,014,953

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

         (b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K (Item 2) dated as of September 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SI DIAMOND TECHNOLOGY, INC.
                                                (Registrant)



Date:    November 5, 1999                                          /s/ Marc W. Eller
                                                ----------------------------------------------------
                                                Marc W. Eller
                                                Chairman and Chief Executive Officer
                                                (Principal Executive Officer)



Date:    November 5, 1999                                        /s/ Douglas P. Baker
                                                ----------------------------------------------------
                                                Douglas P. Baker
                                                Chief Financial Officer
                                                (Principal Financial Officer and Principal Accounting
                                                Officer)

                               INDEX TO EXHIBITS


The following documents are filed as part of this Report:

   Exhibit
   -------

       11         Computation of (Loss) Per Common Share

       13         Forward-Looking Statements and Important Factors Affecting
                  Future Results (pages ii - vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, incorporated by reference into the Quarterly Report on Form
                  10-QSB for the fiscal quarter ended September 30, 1999).

       27         Financial Data Schedule (for SEC use only)