Form 10KSB
period 1999-12-31
SI DIAMOND TECHNOLOGY INC
filed 2000-03-24
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999; or

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

                               Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $6,752,104

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ/OTC Bulletin Board on March 14, 2000, was approximately $183,578,814. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 14, 2000, the registrant had 55,055,688 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).

                               Yes [ ]   No [X]

===============================================================================

                               TABLE OF CONTENTS

PART I   ....................................................................................................Page 1
         Item 1.  Business...................................................................................Page 1
         Item 2.  Properties.................................................................................Page 8
         Item 3.  Legal Proceedings..........................................................................Page 9
         Item 4.  Submission of Matters to a Vote of Security Holders........................................Page 9

PART II  ...................................................................................................Page 10
         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .....................Page 10
         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................Page 11
         Item 7.  Financial Statements......................................................................Page 17
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................Page 48

PART III ...................................................................................................Page 49
         Item 9.  Directors, Executive Officers, Promoters, Control Persons; Compliance with Section
                  16 (a) of the Exchange Act................................................................Page 49
         Item 10. Executive Compensation....................................................................Page 50
         Item 11. Security Ownership of Certain Beneficial Owners and Management............................Page 54
         Item 12. Certain Relationships and Related Transactions............................................Page 56
         Item 13. Exhibits and Reports on Form 8-K..........................................................Page 56


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

         Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Many factors mentioned in the following discussion - for example, product development, competition, and the availability of funding - are important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-QSB, 8-K, and 10-KSB reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OUR CFE PRODUCT DEVELOPMENT IS IN ITS EARLY STAGES AND THE OUTCOME IS UNCERTAIN

         Our Carbon Field Emission ("CFE") technology, and products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. We have two leading potential CFE products. The first is a Picture Element Tube, or PET, intended for use initially in large indoor displays. If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays. The PET or displays may not be successfully developed. We are also working on a product called the HyFED, which combines what we believe to be the best properties of a cathode ray tube ("CRT") and field emission display ("FED"). It is our intention to license this technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs. If either of these products are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products.

WE HAVE NO CURRENT ROYALTY AGREEMENTS

         Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any CFE products ourselves, and as such, we have no CFE product revenues. We signed a license agreement in 1999, for a payment of approximately $5.6 million. We have no other license agreements at the present time that will provide any future revenues. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties.


                                    Page ii

OUR SUCCESS IS DEPENDENT ON OUR PRINCIPAL PRODUCTS AND TECHNOLOGY

         Our CFE technology is an emerging technology. Our financial condition and prospects are dependent upon our licensing the technology to others and upon market acceptance of our Electronic Billboard and other electronic display products. Additional R&D needs to be conducted on the CFE technology before others can produce products using this technology. Market acceptance of our products and products using our technology will be dependent upon the perception within the electronics and instrumentation industries of the quality, reliability, performance, efficiency, breadth of application and cost-effectiveness of the products. There can be no assurance that we will be able to gain commercial market acceptance for our products or develop other products for commercial use.


WE HAVE A HISTORY OF OPERATING LOSSES

         We have a history of operating losses. Our first profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999. We have incurred operating losses as shown below:

                                                                Net Income
                  Year Ended December 31                           (Loss)
                  ----------------------                       -------------
                           1992                                 ($1,630,978)
                           1993                                 ($7,527,677)
                           1994                                 ($7,255,420)
                           1995                                ($14,389,856)
                           1996                                ($13,709,006)
                           1997                                 ($6,320,901)
                           1998                                 ($3,557,548)
                           1999                                  $1,118,134


         Although we expect to be profitable in the future, we may not be. Our profitability in 2000 is dependent on the signing of additional license agreements. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop products. We do, however, expect the magnitude of those losses, if they continue, to decrease. Wallace Sanders & Company, independent auditors of the Company, have expressed uncertainty as to our ability to continue as a going concern based on our accumulated losses from operations in prior years. See "Independent Auditors' Report." We have funded our operations to date primarily through the proceeds from the sale of our equity securities. In order to continue our transition from a contract research and development organization to an organization with ongoing operations, we anticipate that substantial product development expenditures will continue to be incurred.


WE ARE EXPOSED TO LITIGATION LIABILITY

         We were sued in 1996 by a former customer of Plasmatron for damages that the former customer claimed that it incurred as a result of the alleged failure of the machine provided by Plasmatron to perform as intended. That suit was settled in January 2000. The majority of that settlement was paid by a bonding company that had provided a bond on the original contract. Other guarantors on the original bond that may now be subject to liability as a result of the bonding company's payment have sued us for indemnification. We consider these claims to be without merit and expect to have no liability in these suits; however, they are still pending.

         Various trade creditors have also filed suit to collect unpaid trade amounts due. We expect these items to be resolved with no material impact on our financial statements. If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.


                                   Page iii

WE HAVE FUTURE CAPITAL NEEDS AND THE SOURCE OF THAT FUNDING IS UNCERTAIN

         We expect to continue to incur substantial expenses for R&D, product testing, production, manufacturing, product marketing, and administrative overhead. The majority of R&D expenditures are for the development of our CFE technology and our electronic billboard product. Our business model is based on our installing electronic billboards at customer sites at our cost and then deriving advertising revenues from the signs. This will require a significant capital investment on our part. Our electronic billboard product is available now and we are in the process of installing our first units. Some of our other proposed products may not be available for commercial sale or routine use for a period of up to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current capital. A shortage of capital may prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

         We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue. However, we only have the existing resources, including commitments, to allow us to survive for a period of approximately six months from the date of this report at our current spending levels. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology, revenue generated from the installation of our electronic billboard product, and through debt and equity offerings.

         Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues, licensing our technology, and raising additional funds through additional debt and equity offerings. If adequate funds are not available from operations or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of our products. We may have to obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. These actions could materially and adversely affect us.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR PRODUCTS OBSOLETE AND WE MAY NOT REMAIN COMPETITIVE

         The display industry is highly competitive and is characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Many of our competitors have greater financial, managerial, distribution, and technical resources than we do. We will be required to devote substantial financial resources and effort to further R&D. There can be no assurance that we will successfully differentiate our products from our competitors' products, or that we will adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.


                                    Page iv

WE HAVE TECHNOLOGIES SUBJECT TO LICENSES

         As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation, we have acquired rights to develop and commercialize certain research technologies. In certain cases, we are required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicensees. We also have to pay for the costs of filing and prosecuting patent applications. The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. We expect any royalty payments to be insignificant.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET

         Since our inception, we have focused our product development and R&D efforts on technologies that we believe will be a significant advancement over currently available technologies. With any new technology, there is a risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of our products and products using our technology will depend, in part, on our ability to convince potential customers of the advantages of such products as compared to competitive products. It will also depend upon our ability to train manufacturers and others to use our products

WE HAVE LIMITED MANUFACTURING CAPACITY AND EXPERIENCE

         We have no established commercial manufacturing facilities in the area of CFE technology in which we are conducting our principal research . At the present time, we have no intention of establishing a manufacturing facility related to our CFE technology. We are focusing our efforts on licensing our technology to others for use in their manufacturing processes. The management team has commercial manufacturing and marketing experience in other industries and with other products in the display industry; however, we have no experience in manufacturing our proposed CFE products.

          In August 1999, we acquired the assets of Sign Builders of America, Inc. ("SBOA"). SBOA is a manufacturer of high quality signage and provided significant assistance in the development of our electronic billboard product. To the extent that any of our other products require manufacturing facilities, we intend to contract with a qualified manufacturer.

WE ARE DEPENDENT ON THE AVAILABILITY OF MATERIALS AND SUPPLIERS

         The materials used in producing our current and future products are purchased from outside vendors. In certain circumstances, we may be required to bear the risk of material price fluctuations. We anticipate that the majority of raw materials used in products to be developed by us will be readily available. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.


                                    Page v

WE MAY BE UNABLE TO ENFORCE OR DEFEND OUR OWNERSHIP AND USE OF PROPRIETARY TECHNOLOGY

         Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our technology. Although we have been awarded patents, have filed applications for patents, or have licensed technology under patents that we do not own, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may already have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties. Although third parties have not asserted infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

         We also rely on unpatented proprietary technology, and there is no assurance that others will not independently develop the same or similar technology, or otherwise obtain access to our proprietary technology. To protect our rights in these areas, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how, or other proprietary information. While we have attempted to protect proprietary technology that we develop or acquire and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend upon further innovation and technological expertise.


WE MAY NOT BE ABLE TO PROVIDE SYSTEM INTEGRATION

         In order to prove that our technologies work and will produce a complete product, we must ordinarily integrate a number of highly technical and complicated subsystems into a fully-integrated prototype. There is no assurance that we will be able to successfully complete the development work on some of our proposed products or ultimately develop any market for those products.


THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

         Our future success will depend on our ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense. We may not be able to attract and retain all personnel necessary for the development of our business. In addition, much of the know-how and processes developed by us reside in our key scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on us.



                                    Page vi

OUR REVENUES HAVE BEEN DEPENDENT ON GOVERNMENT CONTRACTS IN THE PAST

         In previous years, a significant part of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues in recent years:

                                      Revenues from      Percentage of
         Year Ended December 31       Gov. Contracts     Total Revenue
         ----------------------       --------------     -------------

                   1992                   $930,000          99%
                   1993                 $1,147,000          89%
                   1994                   $820,000          41%
                   1995                 $1,009,000          33%
                   1996                 $2,869,000          50%
                   1997                   $854,000          24%
                   1998                         $0           0%
                   1999                         $0           0%


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

ITEM 1.  BUSINESS.

                            DESCRIPTION OF BUSINESS

GENERAL

         SI Diamond Technology, Inc., a Texas corporation, acting through its subsidiaries, is engaged in the development of products and services based principally on novel applications of thin films and the application of display technologies. We believe that microelectronic and other applications of carbon based thin film technology will play an important role in the electronics industry. Our research is focused on identifying key applications of this technology. Based on our research, we are currently engaged in the development of products based on Carbon Field Emission ("CFE") technology and the development of an electronic billboard and related electronic display products based on existing technology. Electronic billboards and other electronic display products would provide a market for the Company's Picture Element Tube ("PET") product when completed. During 1999, we introduced our electronic billboard product. We also acquired the assets of Sign Builders of America, Inc., a manufacturer of various types of high-quality signage. We believe that our greatest growth opportunity lies in CFE products and the development of an electronic billboard and other electronic display products.

         We were incorporated in Texas in 1987. Our directly and indirectly owned subsidiaries are as follows:


              Subsidiary                                      State of Incorporation          Status
-------------------------------------------                   ----------------------          ------
Electronic Billboard Technology, Inc. ("EBT")                        Delaware                 Active
Sign Builders of America, Inc. ("SBOA")                              Delaware                 Active
Field Emission Picture Element Technology, Inc. ("FEPET")            Delaware                 Active
Diamond Tech One, Inc. ("DTO")                                       Delaware                 Inactive
Plasmatron Coatings and Systems, Inc. ("Plasmatron")                 Pennsylvania             Inactive
SDI Acquisition Corp. ("SDI")                                        Delaware                 Inactive


         Our business includes the development and commercialization of electronic billboards and related electronic display products, the manufacture and sale of all types of signage, and the development and commercialization of CFE products. From time to time, we also conduct contract research and development, primarily for United States governmental agencies. The business efforts of SI Diamond have arisen out of the its interest in thin film materials, notably thin carbon film, diamond film, and diamond-like carbon film ("DLC"). These interests have led us into microelectronics-related processes, thin film based CFE products, and electronic billboards and related electronic display products.

         We conduct our operations through our subsidiaries. EBT is engaged in the development of an electronic billboard and related electronic display products such as outdoor display devices for use in the fast food or other industries. EBT will install its first electronic billboard on a customer's premises in March 2000. SBOA manufactures and sells all types of signage. FEPET is conducting research on the CFE technology. Where appropriate, we enter into collaborations with third parties as discussed in greater detail under the heading "Technology Agreements" later in this section.

         We incurred research and development expense of $1,475,655 in 1999 and $1,167,673 in 1998. Some of our proposed products will require significant additional development, engineering, testing and investment prior to commercialization and certain of these proposed products may not be available for commercial sale or routine use for a period of up to two years. There is no assurance that all products currently under development will be successfully developed, produced in commercial quantities on a cost-effective basis, or marketed successfully.


BUSINESS GROUPS


         FIELD EMISSION PICTURE ELEMENT TECHNOLOGY, INC. FEPET is developing our proprietary CFE technology. In the past, our research has concentrated on the emission properties of diamond like substances. Diamond is a subset of carbon and over the past year, our research has indicated that carbon is actually a better emitter. Accordingly, our research is now focused in the broader area of CFE Technology.

           One intended use for the technology is in a PET. The PET is a unique, high brightness, multi-color display component intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays. This technology, when fully developed, would be a natural step in the improvement of the Company's electronic billboard and other electronic products. We are also developing a new display technology, the HyFED, which combines what we believe to be the best properties of cathode ray tubes ("CRTs") and Field Emission Displays ("FEDs"). Our plans for this technology are discussed in greater detail in the section entitled "Business Development Strategies" later in this report.


         ELECTRONIC BILLBOARD TECHNOLOGY, INC. EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use. Its primary product is an electronic billboard which will enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. We completed development of the electronic billboard in 1999. The product was met with great enthusiasm by potential customers. In January 2000, we signed an agreement with Eckerd Corporation, a subsidiary of JCPenney to install electronic billboards at two Eckerd stores as part of a pilot program. We are also developing indoor displays for indoor use that could be used as part of an overall point of purchase advertising program in conjunction with the outdoor electronic billboards. Our plans for the billboard and related products are discussed in greater detail in the section entitled "Business Development Strategies" later in this report.

         SIGN BUILDERS OF AMERICA, INC. SBOA was incorporated in August 1999 to acquire the assets (including the right to use the name) and certain liabilities of a company operating under the same name. SBOA is a manufacturer of high quality signage with a broad customer base throughout the United States. Prior to our acquisition of SBOA, they were a vendor of EBT's. SBOA assisted in the development of the electronic billboard and now assembles and installs the electronic billboard product.


BUSINESS DEVELOPMENT STRATEGIES

         OVERALL. We are primarily a technology company. We are focusing our efforts on research, product development, and licensing our technology to others. FEPET is focused on developing world class technologies using carbon films for electron field emission applications. EBT is focused on the introduction of its electronic billboard products. We currently have a manufacturing facility that we acquired through our acquisition of SBOA to make our electronic billboard product. We have no plans to establish any other manufacturing facilities in the immediate future. To the extent that we need to develop additional manufacturing capabilities, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

         LICENSING AGREEMENTS. We have an extensive patent portfolio that we have developed and acquired over the years. Licensing of this technology to major companies in the display industry is a critical part of our overall strategic plan and critical to achieving profitability in the short run. In March 1999, we signed our first significant license agreement with Canon, Inc. In exchange for a one-time, up-front payment of approximately $5.6 million, Canon was granted a non-exclusive right to use a portion of our technology. While we have had numerous discussions with other potential licensees, we have no licensing agreements generating ongoing revenue at the present time. We expect to sign multiple license agreements within the next year and we expect that such license agreements will include an up-front payment and a continuing royalty stream based on the products sold by the licensee. We have made significant progress on our CFE technology since the time of the Canon license agreement and believe our patent portfolio to be much more valuable than it was at the time of the Canon license agreement.

         CFE PRODUCTS. The major short run focus of FEPET is the continued development and commercialization of its CFE products. Our current research and development efforts are focused on two main products - the PET and the HyFED.

         The PET is a basic display device which could be used in many display applications, including the Company's electronic billboard. The PET that the Company has under development contains 64 pixels, which are the basic unit or picture element that makes up the image displayed on a video screen. The CFE technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. As soon as the product is commercially viable, we plan to introduce it in our electronic billboard product. We would also target other large display manufacturers that manufacture displays for such uses as sports arenas, video walls, alphanumeric signs, etc. We have completed our collaborative efforts with Diamond Pro-Shop Nomura Co., Ltd. ("DPN") that commenced in September 1997 to develop a PET using the Company's CFE technology. We have demonstrated that the PET works and are now working to solve some remaining packaging issues related to the product. We expect to solve these issues in the next few months and expect that the product will move into the manufacturing stage at that point. We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them.

         We have also developed a new display technology, the HyFED. HyFED combines what we believe to be the best properties of cathode ray tubes and Field Emission Displays using our proprietary diamond/carbon thin films. We anticipate that the HyFED will achieve a high-quality thin display using the existing manufacturing base of CRTs. The HyFED display has the potential to be larger, brighter, and have higher resolution than conventional CRTs, while still remaining cost-competitive with existing CRTs. In January 1999, we formed an International Development Team to develop the first HyFED display. The International Development Team is composed of six organizations - four from Japan, one from Europe, and ourselves. The International Development Team completed a working four inch monochrome prototype of the HyFED in January 2000. The team is now working to improve the prototype so that it is capable of displaying a uniform full motion color video image on the screen. Each member of the team is focusing on the development of a specific portion of the prototype and each member is funding their own portion of the work. Upon completion of the final prototype, these team members will be given the first opportunity to license the HyFED technology. We expect to license our HyFED technology in 2000.

         ELECTRONIC BILLBOARDS. We are focusing our marketing efforts for our electronic billboard product on major national retailers for their use in conjunction with their existing on-site signage. These billboards are smaller in size than the full size billboards we are also developing. We are focusing on these retailers because we expect them to generate higher advertising revenue per square foot of signage than roadside billboards and accordingly be more profitable to us. We intend to lease or operate the billboards through joint venture arrangements with these retailers. To facilitate our entry into this market, we signed a marketing agreement in 1998 with Vision Mark, LLC ("Vision Mark"), a Texas limited liability company, and a related consulting and advisory services agreement with C&A Services LLC ("C&A"), a Texas limited liability company, affiliated with Vision Mark. Vision Mark and C&A agreed to represent the Company with several major high profile retailers defined as "protected" customers by the agreements. In January 2000, we signed an agreement with Eckerd Corporation, a subsidiary of JCPenney and one of Vision Mark's protected customers, to install two billboards as part of a pilot program.

         We also have a contract to install an electronic billboard at a test site for a major national billboard company. We have delayed work on this contract to focus our efforts on marketing activities related to retailers. The market potential for roadside billboards is substantial. The Outdoor Advertising Association of America has indicated that over 275,000 large roadside billboards exist in the United States. The advantages of our product are expected to be significant. Billboard companies could benefit by increasing revenues at each site by being able to sell the same space to different advertisers at different times during the day. Advertisers could benefit substantially because they will be able to reach their target audience with greater precision. After the completion of a billboard at a test site, we intend to attack the billboard market in phases.

         The target market for the first phase will be premium billboard sites
- those sites that generate monthly advertising revenues of approximately $25,000 or more. It is estimated that there are approximately 700 of these sites in the United States and another 1,500 outside of the United States. We estimate that EBT could begin supplying billboards to meet the initial demand for these sites within 6 months of installing its test sign under its existing contract and obtaining funding for ongoing development and commercialization. Once demand in the premium market has been met and increased manufacturing volumes have lowered the unit manufacturing costs, EBT will target the remaining billboard market.

         Our billboard is based on a proprietary version of a mature existing technology. This technology is Vacuum Fluorescent Display ("VFD"). The VFD technology is widely used in a variety of applications and is readily available from many component suppliers. This product offers many advantages over existing technologies used in the outdoor advertising industry. These include full video capability, full color, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing technologies, and high reliability.

         We are installing our first electronic billboard at a customer site in March 2000. We are also developing an electronic billboard using Liquid Crystal Display ("LCD") technology . The LCD billboard, when fully developed using our patented technology, is expected to provide similar quality at a lower cost. As we continue to develop our CFE technology, we expect to integrate the CFE technology into our electronic billboard because of the advantages that it is expected to provide related to cost and quality. Our CFE PET has 64 pixels compared to 16 pixels in the similar sized VFD PET we are using in our existing billboard. This should allow billboards using our CFE PETs to display a higher quality picture. We expect our electronic billboard product to be successful regardless of the timing of the availability of our CFE technology.

         OTHER ELECTRONIC DISPLAY PRODUCTS. EBT, in conjunction with Texas Digital Systems, Inc. ("TDS"), a distributor to the fast food industry, developed an outdoor electronic display for use in the fast food industry. These units, primarily in 10.4" to 17" sizes, are readable outdoors in direct sunlight and intended for use at the drive through window of fast food restaurants. We received a royalty on all units sold by TDS through December 31, 1999, when the agreement was terminated. We have also developed similar sized display units for indoor usage. We intend to market these smaller size display units for both indoor and outdoor usage to national retail chains to be used as part of a coordinated advertising program in conjunction with the larger outdoor electronic billboard.

COMPETITION

         ELECTRONIC BILLBOARDS. We believe that the proprietary version of the VFD technology that we have developed is superior to existing technology when combining the issues of brightness, cost, and image quality required for electronic billboards. Competing technologies include:

         -        Light Emitting Devices ("LED") which have a grainy picture, do not allow certain colors to be viewed in direct sunlight, and have a high initial cost
         -        Incandescent bulbs that are high maintenance and result in poor graphics
         -        Electromechanical systems that have poor image qualities and limited colors
         -        Liquid Crystal Displays ("LCD")

         We have also acquired a patent related to LCD technology and are currently researching the feasibility of using a version of the LCD technology in a large screen display. LCDs are attractive because they have a long lifetime and an existing manufacturing base.

         We are unaware of any other organizations developing an electronic billboard using a technology similar to ours. However, this is an existing technology used in many applications. Competition from other manufacturers could develop at any time. There are several other companies either producing or developing electronic billboards using other technologies.

         CFE PRODUCTS. One short term focus in this area is the development of the PET to be used as a component in a large display. This component, which provides the light source is the most vital and costly part of a large display, accounting for approximately 25 - 30 % of its cost. Since the PET directly equates to the visual quality and reliability of the display, the characteristics of the PET are critical to a purchase decision. Competition for the Company's PET will come from the technologies previously described in connection with the Company's electronic billboard. It is expected that the Company's PET will provide wider viewing angles, a wider range of operating temperatures and a higher degree of brightness than existing technologies.

         There are other companies attempting to develop non-carbon based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the CFE technology. In addition, these companies are attempting to develop these technologies for use in computer screens rather than large display applications.

TECHNOLOGY AGREEMENTS

         MCC. In 1998, we simplified our technology agreements with MCC, the Austin-based consortium of North American Electronics leaders. We previously licensed 144 patents and patent applications from MCC under an exclusive arrangement. This licensing agreement was amended in 1997 and again in 1998 to directly transfer 62 of these patents and patent applications related to the CFE technology directly to the Company and return the remaining patents and patent applications to MCC. We are obligated to pay MCC a royalty of 2% of revenues related to the transferred patents. We can, however, offset certain pre-defined expenses against these royalty payments. It is not expected that we will be obligated to pay any royalties in the near future.

         DIAGASCROWN. In February 1995, we entered into a series of agreements with DGC. Under these agreements, we agreed to collaborate with DGC on the further development of CFE-related technology. We have the right to use the DGC technology on a royalty-free basis. We jointly own with DGC all technology developed under this, although DGC has agreed to assign its interest to us. Consequently, we will have the sole authority to sublicense the technology obtained under the collaboration, should we elect to do so. (See Note 12 to the Consolidated Financial Statements). Under the terms of the original agreement, we committed to perform $2.5 million of development in Russia. There is disagreement as to the actual amount spent, but it is our position that we have no remaining obligation under the agreement. The internal results that we have achieved are far superior to those achieved through the collaborative efforts in Russia and at present we are not using the technology developed under this joint venture agreement in any manner.

         ADDVENT. In May 1995, we entered into the ADDVent joint venture agreement with another electronics manufacturer to develop a 10-inch field emission display under the Advanced Technology Program ("ATP") administered by the National Institute of Science and Technology ("NIST"). The ATP contract provided for expenditures of $7.0 million by us from 1995 through 1997. These expenditures were to be funded 49% by NIST. Under the ATP, we will own the rights to the technology, subject to the license rights of the United States government and the rights of our partner to own the high-voltage driver which it will develop under the ATP and which it will supply to us. Our right to our partner's driver shall be exclusive for a period of two years following our acceptance of the design. We manage this project and have made the majority of the expenditures under this program. As of December 31, 1999, we have completed our portion of the program, which resulted in the development of useable carbon films for use in display applications. These carbon films achieved certain specifications required in the display industry and are addressable, patternable, and have achieved the minimum emission site density required. Our joint venture participant has not yet completed the driver development.

PATENTS AND PROPRIETARY RIGHTS

         An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements.

         We own 44 issued patents, three allowed patents, and have 64 patent applications pending before the United States Patent and Trademark Office. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to the CFE technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

         The patenting of technology-related products and processes involves uncertain and complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims of such technology patents. Therefore, there is no assurance that our pending United States and foreign applications will issue, or what scope of protection any issued patents will provide, or whether any such patents ultimately will be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. Interference proceedings, to determine priority of invention, also could arise in any of our pending patent applications. The costs of such proceedings would be significant and an unfavorable outcome could result in the loss of rights to the invention at issue in the proceedings. If we fail to obtain patents for our technology, and are required to rely on unpatented proprietary technology, there is no assurance that we can protect our rights in such unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products and techniques, or otherwise gain access to our proprietary technology.

         Competitors have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, our patents. The scope and validity of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown. This may limit our ability to license our technology. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against us for patent infringement, a challenge in the suit by us as to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to us would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of our interest in the affected products. We do, however, consider our patents to be very strong and easily defendable in any action that may be brought against us.

         We also rely upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our rights to our unpatented trade secrets.

         We require our employees, directors, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There is no assurance, however, that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

         Our products will be subject to extensive government regulation in the United States and in other countries. In order to produce and market our existing and proposed products, we must satisfy mandatory safety standards established by the U.S. Occupational Safety and Health Administration ("OSHA"), pollution control standards established by the U.S. Environmental Protection Agency ("EPA") and comparable state and foreign regulatory agencies. We may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. We do not believe that our CFE products will present any significant occupational risks to the operators of such equipment. In addition, the CFE products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures. Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect us and our products. Additionally, our arrangements with our customers and affiliates may subject our products to export and import control regulations of the U.S. and other countries.

         In the past, a portion of our revenues have consisted of earnings under U.S. government contracts, although we received no such revenue in 1998 or 1999 and currently have only one minor grant. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government. Our ATP program is required to be audited in accordance with NIST standards. We expect the results of these audits to have no material impact on us.

EMPLOYEES

         As of March 14, 1999, we had 50 full-time employees, including four executive officers. Within the next twelve months, if business conditions support it, we expect to hire additional employees. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

                               EXECUTIVE OFFICERS

         The names of executive officers of the Company and certain information with respect to each of them are set forth below.

Name                    Age       Position


Marc W. Eller           44        Chairman and Chief Executive Officer

Zvi Yaniv               53        President and Chief Operating Officer

Tracy Vaught            43        Vice President and Chief Financial Officer

W. Michael Murray       52        Vice President, General Counsel, and Secretary


         Marc W. Eller has served as the Company's Chief Executive Officer since July 29, 1996. Mr. Eller is Chairman of the Board of Directors and has been a Director since November 1995. Mr. Eller co-founded BEG Enterprises, Inc. in 1989 and has been its Vice President since that date. Prior to becoming CEO, Mr. Eller was involved in commercial real estate investment and in investment banking activities for publicly traded companies. Mr. Eller has a B.A. degree in Economics.

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

         Tracy Vaught has been Vice President and Chief Financial Officer since March 10, 2000. Ms. Vaught received a B.A. from the University of Texas at Austin. Prior to becoming CFO of the Company, Ms. Vaught served as controller of Sign Builders of America since 1994. She also has public accounting experience at both a local CPA firm in Austin, Texas and Coopers & Lybrand in Houston, Texas.

         W. Michael Murray has been Vice President, General Counsel and Corporate Secretary since November 1, 1999. From August 1998 until he joined the Company, Mr. Murray was engaged in the private practice of law. From April 1990 until August 1998, Mr. Murray was Senior Assistant General Counsel and Assistant Corporate Secretary for Tracor, Inc.

ITEM 2.  PROPERTIES

         We lease a 10,000 square foot facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in June 2004. The monthly rental is approximately $7,000. Our SBOA subsidiary also leases a 10,000 square foot facility in Austin that it uses for its manufacturing operations under a lease expiring in August 2000. The monthly rent on this facility is approximately $5,000. We also lease offsite storage space totaling approximately 2,200 square feet on a month to month basis.

         We believe that these facilities will be adequate for our anticipated research, development, and manufacturing activities until additional products or alternative applications are developed. If and when such additional products or alternative applications are developed, we may be required to establish additional facilities or enter into manufacturing agreements with others.

         We do not currently invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. However, the Company has no policy, either for or against, making such investments.

ITEM 3.  LEGAL PROCEEDINGS

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, SI Diamond, and Westchester Fire Insurance Company as defendants. Semi-Alloys claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to our ownership of Plasmatron. Semi-Alloys claims the equipment does not perform as required under the contract. Semi-Alloys seeks to recover compensatory, consequential and incidental damages. In January 2000, we agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiffs. We agreed to pay a total of $450,000, of which $225,000 was due at signing. We signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively. In exchange for this settlement, and upon payment of the notes, we received a complete release from further liability from both the plaintiff and the co-defendant. The entire amount of this settlement is included in accrued liabilities at December 31, 1999.

         On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, SI Diamond, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. The amount of this claim is to be determined at trial; however, any potential amounts due by the us are dependent upon Westchester collecting from other guarantors on the bond, and those guarantors succeeding in obtaining a judgement against us. Westchester has released its claims against us. We consider this case to be without merit and expect to have the case ultimately resolved in our favor.

     On July 20, 1998, TFI Telemark, Inc., a former vendor of Plasmatron, filed a complaint in the County Court at Law No. 2 of Travis County, Texas against us for debts of our subsidiary, Plasmatron. We were served with notice of this suit on August 5, 1998. All amounts claimed as owing by TFI are recorded as liabilities of Plasmatron in the our consolidated financial statements. We believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements.

     On August 18, 1998, KDF Electronic & Vacuum Services, Inc., a vendor of DTO, filed a complaint in the United States District Court for the Southern District of New York against us for unpaid debts of our subsidiary, Diamond Tech One, Inc. We were served with notice of this suit on October 14, 1998. We settled this lawsuit for less than the full amount due in 1999.

     On January 28, 1999, Aetna Life Insurance Company, a former landlord of DTO, filed a complaint in the 12th Judicial District Court, Travis County, Texas against DTO as lessee, and the Company as guarantor, for unspecified alleged damages occurring as a result of DTO's early termination of a lease. DTO moved out of this facility with approximately nine months remaining on the lease which called for monthly rental payments of approximately $17,000. We contend that Aetna failed in its duty to mitigate damages and behaved in a reckless manner, which resulted in damages to us and our property. We intend to vigorously defend ourselves in this action. We believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements.

     The Company and its subsidiaries are also defendants in various other lawsuits of a non-material nature related to the non-payment of invoices when due. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters and that settlement of such suits will not have a material financial impact on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock, $0.001 par value was traded on the Boston and Pacific Stock Exchanges under the symbol "SDI", and was also traded via the National Association of Securities Dealers Automated Quotation (NASDAQ) system in the Small Cap Market under the symbol "SIDT". We were delisted by both exchanges and the NASDAQ Small Cap Market in 1998 for failure to comply with continued listing requirements, primarily related to the minimum share price required to maintain our listing. Our common stock now trades via the NASDAQ OTC Bulletin Board. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the NASDAQ system. These NASDAQ quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                  HIGH                     LOW
1998              First Quarter ................................................  $0.38                   $0.13
                  Second Quarter................................................  $0.89                   $0.10
                  Third Quarter ................................................  $0.36                   $0.13
                  Fourth Quarter................................................  $0.51                   $0.17

1999              First Quarter ................................................  $1.18                   $0.37
                  Second Quarter................................................  $1.59                   $0.65
                  Third Quarter ................................................  $3.06                   $1.22
                  Fourth Quarter................................................  $2.06                   $1.31
2000
                  First Quarter (through March 14, 2000)........................  $4.28                   $1.67


         On March 14, 2000, the closing sale price for our common stock as reported on the NASDAQ OTC Bulletin Board system was $3.46875. As of March 14, 2000, there were approximately 315 shareholders of record for our common stock.

         We have never paid cash dividends on our common stock, nor do we have any plans to pay dividends. Our board of directors currently intends to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors. It is unlikely that any dividends on the common stock will be paid in the foreseeable future.

          Information required in this Item 5 of our Annual Report on Form 10-KSB concerning information as to all equity securities issued by us during the last three fiscal years that were not registered under the Securities Act of 1933 is contained in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition," and in
Note 8 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should assist in understanding our financial position and results of operations for the years ended December 31, 1999 and 1998. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

                                    OVERVIEW

         Throughout 1999 and 1998, we continued our efforts to move from a contract research and development organization toward commercial viability. We made the decision to sell the operating assets of our DTO subsidiary in May 1998 to focus on our remaining higher potential subsidiaries. In 1999, we accomplished significant milestones in each of our active subsidiaries. Our FEPET subsidiary licensed a portion of its patents to Canon, Inc. in exchange for a one-time, up-front payment of approximately $5.6 million. EBT introduced its electronic billboard product in July 1999 and continued to refine it for the remainder of the year. EBT also acquired substantially all of the assets of Sign Builders of America, Inc. as of August 31, 1999. SBOA is a high quality manufacturer of all types of signage and played a significant role in the development of our electronic billboard, both before and after the acquisition. We expect to continue our concentrated research and development of FEPET's technology in 2000. We expect to begin installing our electronic billboards beginning in March 2000.

                             RESULTS OF OPERATIONS

         1999 Compared to 1998. The Company had $6,752,104 in revenues during 1999, as compared with $721,841 during 1998. The main reason for the increase was the $5,555,556 license fee received in 1999 from Canon, Inc. Commercial (non-governmental) sales accounted for all revenues in both years. Our revenue in 1999 came from FEPET, EBT, and SBOA in the amounts of $5,794,269, $300,282, and $657,553, respectively. In 1998, we received revenues from DTO of $385,364, EBT of $192,246, and FEPET of $144,231. The 1999 FEPET revenues were composed of license fees of $5,555,556 and $238,713 of research revenues. The 1998 revenues were primarily the result of the sale of research services and of selected equipment designed and constructed by FEPET in the research process. The EBT revenue in both years was primarily the result of royalty payments from TDS. The 1998 revenues for DTO are for the period from January 1, 1998 through the date of the DTO sale on May 8, 1998. The SBOA revenue in 1999 was for the period from September 1, 1999 through December 31, 1999. We had no revenue from government funded projects in either 1999 or 1998. We did receive approval for a minor grant near the end of 1999, that will result in approximately $67,000 of revenue in 2000. We may seek additional research grants in the future if such grants are directly related to projects that we are already working on in conjunction with its strategic objectives.

         We had a revenue backlog of approximately $278,000 at December 31, 1999. This is composed of approximately $211,000 from our SBOA subsidiary and approximately $67,000 under a NASA grant that we received in late 1999. We had no revenue backlog at December 31, 1998.

         For 1999, our costs of sales were $674,380, resulting in a margin of 90%, as compared with $1,592,225 and a negative margin of 121% during 1998. This increase in margin resulted because our 1999 revenues were primarily from royalties and license fees that have only nominal costs associated with them. The negative margin in 1998 resulted primarily from the Company's DTO subsidiary. DTO's average monthly revenue decreased in the months preceding the sale in 1998, while its cost structure was kept in place to keep the organization intact and its capacity at its previous level for prospective buyers. We had negative margins because our DTO subsidiary operated significantly below its facility capacity in the 1998 period. We expect to maintain positive margins in the future as we continue to pursue license and royalty agreements and begin to generate advertising revenue from electronic billboards that we install.

         Our selling, general and administrative expenses increased from $2,149,018 in 1998 to $3,356,675 in 1999. This increase results from a combination of factors including increased overhead associated with our SBOA subsidiary, professional fees associated with the SBOA and other potential acquisitions, a $500,000 commission paid to an unrelated party in connection with the Canon license agreement, and expenses associated with the introduction of our electronic billboard.

         Company sponsored research and development expenses increased in 1999 to $1,475,655 from $1,167,673 in 1998. Development expense related to our electronic billboard product is the primary reason for the increase. We expect to incur substantial expenses in support of additional research and development activities related to the commercial development of our CFE and electronic display technologies. We have one small government grant at the present time. We may apply for others, but will only do so if those grants are specifically related to activities the Company is already pursuing to accomplish strategic objectives.

         The gain on disposal of assets of $771,515 in 1998 resulted primarily from the sale of the operating assets of DTO in May 1998 for a total sale price of approximately $2.2 million. The gain on disposal of assets in 1999 was the result of the sale of our previous domain name, diamond.com, for $250,000 and minor other equipment disposals. The Company had no marketable securities portfolio in 1998 and therefore no gains or losses related to marketable securities in that year. Taxes in 1999 are foreign taxes related to the Canon license agreement. There were no foreign taxes in 1998.

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) approximates the net income (loss) reported.

                              FINANCIAL CONDITION

         Our cash position increased from $2,636 at December 31, 1998 to $348,832 at December 31, 1999. Net cash provided by operating activities was $868,226 as opposed to cash used in operating activities of $3,536,784 in 1998. The increase in cash provided by operations was primarily the result of the license agreement signed with Canon, Inc. in 1999.

         Cash used in investing activities was $1,736,134 in 1999 as compared with cash provided by investing activities in 1998 of $2,028,948. The cash used in investing activities in 1999 was related to the construction of our electronic billboard product, our purchase of the assets of SBOA, and our investment of a portion of our operating funds in marketable securities. The cash provided by investing activities in 1998 was the result of proceeds from the sale of the operating assets of DTO, offset by minor capital expenditures. No material commitments exist as of December 31, 1999 for future purchases of capital assets.

         In 1998 and in early 1999, we continued to raise additional funds through equity and debt funding to finance our operating losses. The net cash provided by financing activities decreased from $1,509,472 in 1998 to $1,214,104 in 1999. As a result of the license payment from Canon, Inc. we had less of a need for additional financing. Also, a significant portion of the proceeds from the issuance of common stock was the result of the exercise of warrants and stock options in 1999, that had been issued in prior years.

         Based on the developmental stages of our technology, additional financing will be necessary in the future. If all of the our warrants that were outstanding as of December 31, 1999, and have not yet expired in 2000, were exercised, we would collect proceeds of approximately $800,000. (See Note 10 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaled approximately $650,000 in 1999 and $90,000 in 1998. Given that the current price of our common stock is significantly above the exercise price of our outstanding warrants, it is likely that a significant portion of the outstanding warrants will be exercised in the near future. We may also receive proceeds from the exercise of stock options. If all currently vested options that have an exercise price below the market price of the Company's stock as of March 14, 2000 were exercised, the Company would receive proceeds of approximately $1.9 million.

         Following is a summary of debt and equity proceeds that the Company has received from January 1, 1997 through the date of this filing:

8% Convertible Debenture

         In February 1997, we closed an offering of an 8% convertible debenture under Regulation S of the Securities Act of 1933. On March 7, 1997 we received gross proceeds of $555,555, less expenses and discount of $55,755, for the issuance of the debenture. The entire unpaid principal and accumulated interest on the debenture was due and payable on the second anniversary of the date on which the debenture was issued. The debenture was converted into common stock in accordance with the terms of the agreement as described below.

         The lender converted $83,334 of principal into 196,439 shares of our common stock in December 1997. The conversion price was 75% of the average of the closing bid price of our common stock for the 10 trading days preceding the notice of conversion. In May 1998 the lender converted an additional $200,000 of principal into 1,469,119 shares of our common stock. The conversion price was equal to the average closing bid price of our common stock for the calendar month preceding the date of conversion (April 1998). In December 1998, the lender converted the remaining $272,221 of principal and $61,592 of accrued interest into 942,044 shares of our common stock. The conversion price was based on 95% of the average of the closing bid price of our stock for the 10 trading days preceding the notice of conversion. As of December 31, 1999, we have no remaining obligation to the former holder of the debenture.

Series F Preferred Stock

         In March 1997, we closed an exempt offering under Regulation D of the Securities Act of 1933 for 1,700 shares of our Series F convertible preferred stock. We received net proceeds of $1,527,500, which represented gross proceeds of $1,700,000, less expenses of $172,500. Each share had a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F preferred was convertible into that number of shares of common stock determined by dividing the original issue price of the Series F preferred stock, plus an accretion amount equal to 4 % of the issue price per annum, by the conversion price. The conversion price was the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F preferred stock bears no dividends and holders of the Series F preferred stock have no voting power except in certain circumstances pursuant to Texas state law.

         On March 17, 1998, we revised our Amended and Restated Articles of Incorporation pursuant to an agreement with the Series F shareholders. Under the terms of this agreement, the Series F shareholders were allowed to convert one-sixth of the number of Series F preferred shares held as of March 17, 1998 in each of the months from March 1998 through August 1998 into our common stock. The conversion price for each month was the average closing bid price of our common stock for the preceding month, except that the conversion price for March 1998 was $0.15. Upon submission for conversion, we had the right to redeem the preferred shares for 107.5% of the original purchase price. All remaining shares of the Series F preferred stock were converted in 1998.

         During 1998, the Series F shareholders converted 1,081 shares of Series F preferred stock into 5,571,503 shares of common stock. During 1997 the Series F preferred stock shareholders converted 455 shares of Series F Preferred stock into 714,746 shares of common stock and 164 shares of Series F preferred stock were redeemed for $183,195 in cash.

Series G Preferred Stock

         From June 1997 through August 1997, through an exempt offering under Regulation D of the Securities Act of 1933, we issued 1,700 shares of our Series G preferred stock. The offering provided us with proceeds of $1,700,000. There were no material expenses associated with this offering. Each share has a liquidation preference of $1,000 plus 10% per annum from the date of issuance. Each share of Series G preferred stock is convertible into shares of common stock as determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10 % of the issue price per annum, by the conversion price. The conversion price is fixed at a rate of $1.00 per share. The Series G preferred stock bears no dividends and holders of the Series G preferred stock are entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis.

         In connection with the issuance of the Series G preferred shares, each Series G shareholder also received warrants to purchase our common stock. The number of warrants received by each shareholder was equal to 50% of the dollar value of Series G preferred stock received. A total of 850,000 warrants were issued in connection with this transaction. These warrants allow the holder to purchase shares of our common stock of at a price of $1.00 per share for a period of 10 years. The registration statement covering shares of common stock into which the Series G preferred stock is convertible and the common stock issuable upon exercise of the warrants was declared effective on June 18, 1998 and updated by amendment on June 23, 1999 and November 23, 1999.

         During 1999, a total of 500 shares of Series G preferred were converted into 604,383 shares of common stock and in 1998, a total of 100 shares of Series G Preferred stock were converted into 110,000 shares of common stock.

October 1997 Offering

         In October 1997, we closed an exempt offering under Regulation D of the Securities Act of 1933. Under the terms of the offering, the investors committed to purchase $3.5 million dollars of our common stock in seven installments of $500,000 each. The first installment was payable at closing and the next six installments were due on the first business day of each month from November 1997 through April 1998. The purchase price for the shares was 65% of the average closing bid price of our common stock for the five trading days immediately preceding the due date of the installment. In addition, the subscription agreement stipulated that the investors were to receive one warrant for each share of our common stock purchased. These warrants were exercisable for a period of five years at an exercise price equal to 115% of the average closing bid price of our common stock for the five trading days immediately preceding the issuance date of the warrants. The warrants were to be issued on the same date as the previously described installment due dates.

         We received cash proceeds of $1,000,000 in 1997 and issued 2,829,334 shares of our common stock in connection with the installments due under the October 1997 Offering in October and November. We also issued 1,118,868 shares of our common stock in connection with the installment due December 1, 1997; however payment was not received for those shares. We also issued 2,829,334 warrants at a price of $0.625 and 1,118,868 warrants at a price of $0.791. In January 1998, we agreed to terminate the subscription agreement with the investors. As a result of this agreement, the investors agreed to return 318,868 of the shares received in December, to pay cash of $250,000, and return all warrants received under the agreement. After termination of the subscription agreement in January 1998, we had received a total of $1,249,960 in proceeds. There were no material expenses associated with this offering. A registration statement covering the shares issued in connection with this offering was filed and declared effective by post-effective amendment on October 28, 1997.


December 1997 Notes

         In December 1997, we issued notes payable to shareholders of the Company in the amount of $485,000. These notes were six-month notes bearing interest at a rate of 15% and secured by the assets of DTO. These notes were convertible into our common stock at the option of the lender. The conversion price of our common stock for determining the number of shares to be issued equal to 75% of the average closing bid price of our common stock for the five trading days preceding the date of notification. $300,000 of these notes were converted into shares of our common stock at the time of the sale of the DTO assets. The remaining $185,000, which was payable to our Chief Executive Officer, was repaid at the time of the sale of the DTO assets.

Other 1997 Shares

         During 1997, we issued 30,000 shares of the our common stock to an advisor as payment for services rendered. Based on the market value of the stock at the time of issuance, $39,375 was charged to expense in connection with this transaction. In addition, we issued 239,275 shares of our common stock in 1997 to various trade creditors as payment for amounts due totaling $235,644. Theses shares were registered on a registration statement declared effective on June 9, 1997.

MCC Settlement

         During 1998, we issued 500,000 shares of our common stock to MCC as part of an agreement to settle and pay the remaining amount due under the minimum royalty agreement described in Note 12 to the Consolidated Financial Statements. Based on the market price of our stock at the time, these shares were valued at $100,000. In 1997 we also issued 340,717 shares of our common stock to MCC to pay the remaining balance due on a services agreement entered into in the April 1995 amendment to the MCC agreement. The remaining principal and interest due under the agreement at the time of issuance of the shares was $201,810.

1998 Private Placements

         In 1998, we issued 3,915,895 shares of restricted common stock, and received cash proceeds of $713,236, in connection with private placements of our common stock in exempt offerings under Regulation D of the Securities Act of 1933. The shares were issued at prices approximating the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective June 18, 1998 and updated on June 23, 1999 and November 23, 1999.

1998 Notes

         During 1998, we issued a total of $1,005,000 of notes payable to investors that were convertible into shares of our common stock at the option of the lender, primarily at a rate of $0.25 per share, which approximated the market price at the time the loans were made. A total of $200,000 of these notes were converted into shares of our common stock in 1998 and the remaining $805,000 were converted into shares of our common stock in February 1999. We also issued notes payable totaling $260,000 which were not convertible into our common stock. These notes were short-term notes bearing interest at a rate of 15% and secured by all of our assets. In addition, we issued $100,000 of 90 day notes payable bearing interest at a rate of 15%, secured by all of our assets, and were accompanied by warrants enabling the holders to purchase a total of 400,000 shares of our common stock at $0.25 per share, which approximated market at the time of the loans.

1999 Notes

         In January and February 1999, we borrowed a total of $200,000 from a shareholder for working capital purposes. These short-term loans bear interest at a rate of 15%, are secured by all assets of the Company, and are convertible into our common stock at rates ranging from $0.30 to $0.40 per share. These conversion rates approximated the market price of our common stock at the times the loans were arranged. These notes were converted into shares of Company's common stock in February 1999. The Company also issued a total of 200,000 shares of its common stock, in an exempt offering under Regulation D of the Securities act of 1933, for a total of $110,000 in February 1999.

2000 Private Placements

         In December 1999, the board of directors authorized the issuance of up to 800,000 shares of the of our common stock to an investor in an exempt offering under Regulation D of the Securities Act of 1933 at a price of $1.25 per share. The agreement called for investments in increments of $250,000 at the option of the Company. Through March 14, 2000, we have received a total of $750,000. The shares for the first two increments, totaling $500,000, were priced at $1.25 per share, as called for in the agreement. As a result of the increase in our stock price since the time of the original agreement, the shares issued as a result of the third increment of $250,000 were priced at $2.50 per share. We are obligated to register these shares by August 2000.

SBOA Acquisition

         In September 1999, we acquired substantially all of the assets (including the right to use the name) and assumed certain liabilities of Sign Builders of America, Inc. In connection with this transaction we issued 423,132 shares of our common stock, which were valued at $900,000 at the time of issuance to the former owner of SBOA. We also issued a total of $250,000 of notes payable to the same individual. These notes are convertible into our common stock at his option at a rate of $2.127 per share. In February 2000, $125,000 of principal and the related accrued interest were converted into 62,284 shares of our common stock.

         The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. We may receive additional funds from the exercise of warrants, although there is no assurance that such warrants will be exercised. In the event that we need additional funds, we may seek to sell additional debt or equity securities. We may seek to increase our liquidity through bank borrowings or other financings. While we expect to be able to easily obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditors, Wallace Sanders & Co., expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated past losses from operations. See "Independent Auditors' Report."

                                    OUTLOOK

         We anticipate that losses will continue in early 2000 as we continue to fund the development of our CFE technology and begin installations of our electronic billboard and related electronic display products. We expect the magnitude of the losses, if they continue, to decrease. We expect to reach break-even on a monthly operating basis by the end of 2000. There can be no assurance that we will be profitable in the future. Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

         We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. However, at current spending levels, existing resources (including commitments) are only available to allow us to operate for a period of approximately six months from the date of this report. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic billboard product, which is currently under development. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues and raising funds through additional debt and equity offerings. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect us.



                           SEASONALITY AND INFLATION

         SI Diamond's business is not seasonal in nature. Management believes that SI Diamond's operations have not been affected by inflation.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.


CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report..............................................................................  18

Consolidated Balance Sheets - December 31, 1999 and 1998..................................................  19

Consolidated Statements of Operations - Years Ended December 31, 1999 and 1998............................  20

Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31,
     1999 and 1998........................................................................................  21

Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and 1998............................  23

Notes to Consolidated Financial Statements................................................................  24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of SI Diamond Technology, Inc. and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of SI Diamond Technology, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has relied primarily on capital raised through offerings of common stock, preferred stock, and convertible debt securities to fund its operations, and had sustained only operating losses prior to 1999. As a result, there is substantial uncertainty regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




WallaceSanders & Company

Dallas, Texas
February 12, 2000

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                       ASSETS

                                                                                                DECEMBER 31,
                                                                                    --------------------------------
                                                                                        1999                1998
                                                                                    ------------        ------------

Current assets:
     Cash and cash equivalents .................................................    $    348,832        $      2,636
     Marketable securities .....................................................         719,376                  --
     Accounts receivable, trade ................................................         314,518             184,020
     Notes receivable ..........................................................          60,000                  --
     Inventories ...............................................................         167,775              65,529
     Prepaid expenses and other current assets .................................          52,312             101,508
                                                                                    ------------        ------------

           Total current assets ................................................       1,662,813             353,693

Property, plant and equipment, net .............................................       1,437,246             160,670
Intangible assets, net .........................................................         836,021               9,000
Other assets ...................................................................           7,250              14,500
                                                                                    ------------        ------------
           Total assets ........................................................    $  3,943,330        $    537,863
                                                                                    ============        ============



                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:
     Accounts payable ..........................................................    $    751,225        $  1,419,604
     Current portion of long-term debt .........................................           5,473                  --
     Obligations under capital lease ...........................................          31,432                  --
     Notes payable - related parties ...........................................         250,000           1,165,000
     Accrued liabilities .......................................................         723,842             584,987
     Customer deposits and other current liabilities ...........................         256,947               4,770
                                                                                    ------------        ------------

           Total current liabilities ...........................................       2,018,919           3,174,361
                                                                                    ------------        ------------

Note payable, long-term ........................................................          21,623                  --
                                                                                    ------------        ------------

Commitments and contingencies

Minority interest in subsidiary ................................................          22,547                  --
                                                                                    ------------        ------------

Shareholders' equity (deficit):
     Preferred stock, $1.00 par value, 2,000,000 shares authorized;
       1,100 and 1,700 shares issued and outstanding, respectively .............           1,100               1,700
     Common stock, 120,000,000 shares authorized, $.001 par value,
       53,906,719 and 45,986,617 shares issued and outstanding, respectively ...          53,906              45,987
     Additional paid-in capital ................................................      55,410,993          52,019,707
     Accumulated deficit .......................................................     (53,585,758)        (54,703,892)
                                                                                    ------------        ------------
           Total shareholders' equity (deficit) ................................       1,880,241          (2,636,498)
                                                                                    ------------        ------------

           Total liabilities and shareholders' equity (deficit) ................    $  3,943,330        $    537,863
                                                                                    ============        ============



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR  ENDED
                                                                                        DECEMBER 31,
                                                                              --------------------------------
                                                                                  1999                1998
                                                                              ------------        ------------

Revenues
         License fees and royalties .......................................   $  5,842,756        $    131,150
         Other ............................................................        909,348             590,691
                                                                              ------------        ------------
                  Total Revenues..........................................       6,752,104             721,841

Cost of sales .............................................................        674,380           1,592,225
Selling, general and administrative expenses ..............................      3,356,675           2,149,018
Research and development ..................................................      1,475,655           1,167,673
                                                                              ------------        ------------
Operating costs and expenses ..............................................      5,506,710           4,908,916
                                                                              ------------        ------------

                  Income (loss) from operations ...........................      1,245,394          (4,187,075)
                                                                              ------------        ------------

Other income (expense):
         Gain on disposal of assets .......................................        265,688             771,515
         Net realized and unrealized gains on marketable securities .......        309,172                  --
         Other income (expense), net ......................................       (124,017)           (141,988)
                                                                              ------------        ------------

Income (loss) before minority interest in subsidiary earnings .............      1,696,237          (3,557,548)

Minority interest in subsidiary earnings ..................................         22,547                  --
                                                                              ------------        ------------

Income (loss) before taxes ................................................      1,673,690          (3,557,548)

Provision for taxes .......................................................        555,556                  --
                                                                              ------------        ------------

Net income (loss) .........................................................      1,118,134          (3,557,548)

Less preferred stock dividend .............................................       (140,163)           (254,957)
                                                                              ------------        ------------

Net income (loss) applicable to common shareholders .......................   $    977,971        $ (3,812,505)
                                                                              ============        ============

Earnings (loss) per share

         Basic.............................................................   $       0.02        $      (0.10)
                                                                              ============        ============
         Diluted...........................................................   $       0.02        $      (0.10)
                                                                              ============        ============


Weighted average common shares outstanding

         Basic ............................................................     51,188,385          37,207,122
                                                                              ============        ============
         Diluted ..........................................................     57,401,654          37,207,122
                                                                              ============        ============



           See accompanying summary of accounting policies and notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                              PREFERRED               COMMON
                                         ------------------- ----------------------   ADDITIONAL       ACCUMULATED
                                           SHARES   AMOUNT     SHARES       AMOUNT   PAID-IN CAPITAL     DEFICIT          TOTAL
                                         --------- --------- ----------   ---------  ---------------   -----------    -------------

Balance, January 1, 1999                  1,700    $  1,700  45,986,617    $ 45,987     $52,019,707    $(54,703,892)  $ (2,636,498)

Warrants exercised                           --          --     970,000         970        646,097               --        647,067

Issuance of common stock
   as a result of the exercise
   of employee stock options                 --          --   1,557,037       1,557        623,729               --        625,286

Conversion of Series A and G
   preferred stock into common stock       (600)       (600)    729,658         729           (129)              --             --

Issuance of common shares for cash           --          --     200,000         200        109,800               --        110,000

Issuance of common stock
   shares in payment of short
   term notes and interest                   --          --   4,040,275       4,040      1,045,812               --      1,049,852

Issuance of common stock
   warrants for services                     --          --          --          --         66,400               --         66,400

Issuance of common stock
   for subsidiary acquisition                --          --     423,132         423        899,577               --        900,000

Net income                                   --          --          --          --             --        1,118,134      1,118,134
                                         ------    --------  ----------    --------     ----------     ------------   ------------

Balance, December 31, 1999                1,100    $  1,100  53,906,719    $ 53,906     $55,410,993    $(53,585,758)  $  1,880,241
                                         ======    ========  ==========    ========     ==========     ============   ============



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)


                                             PREFERRED               COMMON
                                        ------------------- ----------------------   ADDITIONAL       ACCUMULATED
                                          SHARES   AMOUNT     SHARES       AMOUNT   PAID-IN CAPITAL     DEFICIT          TOTAL
                                        --------- --------- -----------  ---------  ---------------   -----------    -------------

Balance, January 1, 1998                 3,077    $  3,077   24,238,893   $ 24,239     $50,386,816    $(51,094,333)  $   (680,201)

Warrants exercised                          --          --      600,000        600         89,400               --         90,000

Issuance of common stock
   as a result of the exercise
   of employee stock options                --          --       26,487         26          9,907               --          9,933

Conversion of Series E, F and G
   preferred stock into common stock    (1,349)     (1,349)  12,575,029     12,575        (11,226)              --             --

Conversion of Reg. S debenture
   into common shares                       --          --    2,411,163      2,411        531,402               --        533,813

Redemption of Series E
   preferred stock for cash                (28)        (28)          --         --       (279,972)         (52,011)      (332,011)

Issuance of common stock
   shares in payment of short
   term notes and interest                  --          --    2,038,018      2,038        372,242               --        374,280

Issuance of common stock
   in payment of other liabilities          --          --      500,000        500         99,500               --        100,000

Issuance of common stock
   warrants in connection with debt         --          --           --         --        112,000               --        112,000

Cancellation of previously
   issued common shares                     --          --     (318,868)      (318)           318               --             --

Issuance of common stock for cash           --          --    3,915,895      3,916        709,320               --        713,236

Net Loss                                    --          --           --         --             --       (3,557,548)    (3,557,548)
                                        ------    --------  -----------   --------     -----------   -------------   ------------

Balance, December 31, 1998               1,700    $  1,700   45,986,617   $ 45,987     $52,019,707    $(54,703,892)  $ (2,636,498)
                                        ======    ========  ===========   ========     ===========    ============   ============


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1999             1998
                                                                                    -------------    -----------
Cash flows from operating activities:
   Net income (loss)..............................................................  $   1,118,134    $(3,557,548)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:

   Interest paid in common stock..................................................         44,852        115,871
   Minority interest in subsidiary earnings.......................................         22,547             --
   Warrants issued for debt and services..........................................         66,400        112,000
   Depreciation and amortization expense..........................................        171,035        449,445
   Gain on disposal of fixed assets...............................................        (23,688)      (771,515)
   Net realized and unrealized gains on marketable securities.....................       (309,172)            --
   Changes in assets and liabilities:
     Accounts receivable, trade...................................................        174,428        264,022
     Notes receivable.............................................................        (60,000)            --
     Inventory....................................................................         58,511        (65,529)
     Prepaid expenses and other assets............................................         49,196        (21,380)
     Accounts payable.............................................................       (721,310)       146,646
     Accrued expenses.............................................................        104,667       (207,566)
     Customer deposits and other current liabilities..............................        172,626         (1,230)
                                                                                    -------------    ------------

       Total adjustments..........................................................       (249,908)        20,764
                                                                                    -------------    -----------

     Net cash provided by (used in) operating activities..........................        868,226     (3,536,784)
                                                                                    -------------    ------------

Cash flows from investing activities:
   Decrease (increase) in deposits................................................          7,250        (14,500)
   Purchase of marketable securities..............................................     (1,943,522)            --
   Sale of marketable securities..................................................      1,533,318             --
   Capital expenditures...........................................................       (914,683)       (62,727)
   Cash paid for acquisition of Sign Builders of America, Inc. ...................       (427,741)            --
   Proceeds from sale of equipment ...............................................          9,244      2,106,175
                                                                                    -------------    -----------

     Net cash provided by (used in) investing activities..........................     (1,736,134)     2,028,948
                                                                                    -------------    -----------

Cash flows from financing activities:
   Book overdraft.................................................................             --       (156,686)
   Proceeds from notes payable - related parties..................................        250,000      2,135,000
   Repayment of notes payable - related parties...................................       (400,000)    (1,200,000)
   Redemption of preferred stock..................................................             --       (332,011)
   Proceeds from issuance of common stock.........................................      1,382,353      1,063,169
   Repayment of notes payable and capital lease obligations.......................        (18,249)            --
                                                                                    -------------    -----------

Net cash provided by financing activities.........................................      1,214,104      1,509,472
                                                                                    -------------    -----------

Net increase in cash and cash equivalents.........................................        346,196          1,636
Cash and cash equivalents, beginning of year......................................          2,636          1,000
                                                                                    -------------    -----------
Cash and cash equivalents, end of year............................................  $     348,832    $     2,636
                                                                                    =============    ===========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS:

     SI Diamond Technology, Inc. and its subsidiaries are engaged in the development of products for applications using its proprietary field emission technology, commercialization of electronic digitized sign technology, and the construction and sale of all types of outdoor signage. The Company has performed contract research and development of advanced scientific applications for governmental customers. The Company is performing significant research and development related to its Carbon-Based Field Emission ("CFE") technology.

     The Company completed its initial public offering in 1993. Through February 2000, in a series of offerings, the Company has raised proceeds of approximately $57.3 million, net of issuance costs (See Note 8). As indicated in the accompanying consolidated statements of operations, the Company was profitable in 1999. This was the Company's first year of profitable operations since its initial public offering. Through December 31, 1998, the Company had incurred cumulative losses of approximately $54.7 million. The increase in revenue and corresponding profit increase in 1999 was primarily the result of a $5.6 million license agreement signed with Canon, Inc. (Japan). As of the date of this filing, the Company has the resources available to fund operations for a period of approximately six months. The Company is seeking additional licensees for its technology to fund ongoing operations.

     In addition, the Company is launching its electronic billboard product and expects to begin receiving revenues from this product in March 2000. To the extent that it is unable to raise sufficient funds through license agreements, the Company may seek additional funds through the equity markets, or raise funds through debt instruments to allow it to maintain operations until it is able to sustain itself on its own revenue. There is no assurance that license agreements will be signed, that funds will be available in the equity or debt markets, or that commercialization will result in income from operations. Management believes it will be able to secure additional short term funding, if need be, to allow the Company to continue operations until an agreement can be finalized to license its technology or additional debt or equity can be raised. Full commercial development of the Company's CFE technology may require additional funds that may not be available at terms acceptable to the Company.

     The principal source of the Company's liquidity has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities. The Company may receive additional funds from the exercise of warrants or options, although there is no assurance that significant funds will be received from the exercise of any such warrants or options in the near future. The Company may also seek to increase its liquidity through additional bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will depend on the viability of its products and technology, their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

     A portion of the Company's research and development has been funded through the sponsorship of agencies of the U.S. Government. The Company currently has only one minor funded research project from the U.S. Government and will only seek additional grants to the extent they directly relate to the Company's core technology. Under the present circumstances, the majority of research and development performed is being internally funded by the Company.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Field Emission Picture Element Technology, Inc. ("FEPET"), Electronic Billboard Technology, Inc. ("EBT"), Sign Builders of America, Inc. ("SBOA"), Diamond Tech One, Inc. ("DTO"), SDI Acquisition Corp. ("SDI"), and Plasmatron Coatings and Systems, Inc. ("Plasmatron"), after the elimination of all significant intercompany accounts and transactions. FEPET is primarily involved in developing products for applications using the Company's proprietary CFE technology. EBT is primarily involved in the commercialization of electronic digitized sign technology. SBOA is a manufacturer of custom signage. The Companies remaining subsidiaries (SDI, DTO, and Plasmatron,) are currently inactive.


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

Revenue recognition

     The Company recognizes revenue from the construction and sale of custom signage when the sign is installed on the customer's premises. The Company recognizes royalty revenue at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. License revenue from licensing the Company's product is recognized as revenue when received.

Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable securities

     The Company invests in equity securities of publicly traded corporations on a temporary, or short term, basis. These securities are purchased with the intent of selling them for a profit in the near term and to achieve higher returns on capital available for temporary investment than are otherwise available in the debt market. These securities are carried on the consolidated balance sheet at fair market value.

Accounts receivable

     The Company sells products and services on credit primarily to large U.S. based corporations and governmental agencies, although in some instances it may ship products to Asia or Europe. The Company's SBOA subsidiary frequently sells to smaller companies, but requires deposits and prepayments. It is the Company's policy to record reserves for potential credit losses. Since inception, the Company has experienced minimal losses. The Company had a reserve for potential credit losses of approximately $6,000 at December 31, 1999 and no reserve at December 31, 1998.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Inventories

     Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of purchased components and work-in-process at December 31, 1999 and entirely of purchased components at December 31, 1998.


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

Intangible assets

     The Company has applied to obtain certain United States patents, which are currently pending. Certain patent costs, which consist primarily of legal fees, have been capitalized and are being amortized using the straight-line method over the useful lives of the patents (5 years), if approved. If such patents are rejected, the costs will be charged to expense at the date of rejection. The Company wrote off the costs associated with certain patents no longer expected to have value to the Company as well as related liabilities. This write off had no material impact on expense in either 1999 or 1998. The majority of patent costs are expensed as incurred.

     In connection with the acquisition of the assets of SBOA in August 1999, the former owner of SBOA entered into a covenant not to compete with the Company, whereby this individual agreed not to compete with the Company for a period of three years from the date of the acquisition. This covenant not to compete is being amortized over the three year period covered by the agreement. The Company also recorded goodwill in connection with the SBOA transaction. This goodwill is being amortized over a 15 year period.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Minority Interest in Subsidiary

     The minority interest in subsidiary represents the 5% of FEPET owned by Diamond Pro-Shop Nomura, Company, Ltd. and is equal to 5% of the book value of FEPET.


Preferred stock dividends

     The Series E and F preferred stocks contained a provision (See Note 8) that allowed the preferred shareholder to convert their preferred shares to common stock at a discount to the market value of the stock. The amount of this discount was treated as a dividend to the preferred shareholders. In addition, the Series E preferred stock included an 8% accretion payable in common stock and the Series F preferred stock included a 4% accretion payable in common stock, payable at the date of conversion at the same price as the common shares being received. The Company's Series G Preferred stock bears a 10% accretion payable in common stock at the date of conversion. All accretions paid in common stock or payable in common stock if the shares had been converted as of December 31, 1999 and 1998, respectively, have been treated as preferred dividends. The amount treated as a dividend in 1999 related to the accretion was $140,163, all related to the Series G preferred stock. The amount treated as a dividend in 1998 related to the accretion and the discount was $36,142, $53,815, and $165,000, respectively for the Series E, Series F, and Series G preferred stocks.


Income (loss) per common share

     In 1997, the Company adopted SFAS No. 128 "Earnings Per Share" which requires the Company to present its basic income (loss) per share and diluted income (loss) per share, and certain other income (loss) per share disclosures for each year presented. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. The computation of diluted income (loss) per share is similar to the computation of basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

In 1998 the Company had various amounts of preferred shares, common stock options and warrants outstanding during the years which were not included in the diluted loss per share calculation because they would have been antidilutive. As of December 31, 1998, the Company had 1,700 preferred shares outstanding, 4,227,397 options outstanding, and 2,695,379 warrants outstanding.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Fair value of financial instruments

     The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable, and capital lease obligations. All financial instruments, except for marketable securities, are accounted for on an historical cost basis, which approximates fair value at December 31, 1999 and 1998.

Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) approximates the net income (loss) reported for both years.

3.   MARKETABLE SECURITIES

     The Company invested a portion of its working capital in marketable equity securities. All such equity securities were classified as trading securities. At December 31, 1999, the Company had securities with a cost basis of $540,646, unrealized gains of $178,730, and a fair market value of $719,376. During 1999, the Company realized proceeds from the sale of securities of $1,533,318 and recognized gains of $210,197, losses of $79,755, and a net gain of $130,442. In total, the Company recognized $309,172 of net realized and unrealized gains in the income statement for the year ended December 31, 1999. The Company had no marketable equity securities at December 31, 1998 and no activity with marketable equity securities in 1998.

4.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 1999 and 1998 is as follows:

                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                        1999            1998
                                                                                    -----------     ----------

Property, plant and equipment, at cost:
     Plant and equipment..........................................................  $   830,431     $  903,620
     Electronic display units under construction..................................      858,509             --
     Furniture and office equipment...............................................      182,057         37,328
     Leasehold improvements.......................................................      131,079         14,833
                                                                                    -----------     ----------
       Total cost.................................................................    2,002,076        955,781
     Less accumulated depreciation................................................     (564,830)      (795,111)
                                                                                    -----------     ----------
                                                                                    $ 1,437,246     $  160,670
                                                                                    ===========     ==========

Intangible assets:
     Patents .....................................................................  $    30,000     $   30,000
     Covenant not to compete......................................................      500,000             --
     Goodwill and other...........................................................      398,607             --
                                                                                    -----------     ----------
       Total cost.................................................................      928,607         30,000
     Less accumulated amortization................................................      (92,586)       (21,000)
                                                                                    -----------     ----------
                                                                                    $   836,021     $    9,000
                                                                                    ===========     ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

4.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (CONT.):


                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                        1999            1998
                                                                                      ----------     ----------

Accrued liabilities:
    Payroll and related accruals.................................................     $   11,373     $   66,913
    Accounting and legal fees....................................................         42,500         15,000
    Lawsuit settlement...........................................................        450,000        250,000
    Other........................................................................        219,969        253,074
                                                                                      ----------     ----------
      Total  ....................................................................     $  723,842     $  584,987
                                                                                      ==========     ==========

     The cost of electronic billboards under construction at December 31, 1999 is included in property plant and equipment. The amount represents costs related to three billboards. One of these billboards was substantially complete at December 31, 1999. Costs related to the other two billboards consisted of deposits related to parts on order at that date. The remaining total cost to complete all three units at December 31, 1999 was approximately $350,000.

5.   LEASE OBLIGATIONS:

     The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2003. Rental expense was $160,554 and $252,829 for the years ended December 31, 1999 and 1998, respectively.

     Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999, were as follows:


                2000                                            $  143,213
                2001                                               114,431
                2002                                                93,418
                2003                                                39,582
                2004                                                    --
                                                                ----------
                Total future minimum lease payments             $  390,644
                                                                ==========


     At December 31, 1999, the Company has a capital lease obligation of $31,432 related to a construction vehicle. Payments of $1,629 per month are due under the capital lease agreement through August 2000. A balloon payment of $17,818 is due in September 2000. The cost of the vehicle is included in vehicles and the related amortization is included in accumulated depreciation. Ownership of the vehicle will transfer to the Company after the balloon payment is made.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6.    NOTES PAYABLE :

Notes payable at December 31, 1999 and 1998 consisted of the following:

                                                                                     1999                1998
                                                                                     ----                ----
             Note payable to shareholder, due in two
             equal installments in March and September
             2000, bearing interest at a rate of 6%. The
             note arose in connection with the purchase of
             the assets of Sign Builders of America, Inc. and
             is convertible into common stock at a rate of
             $2.127 per share at the option of the note holder.                     $250,000          $        --

             Notes payable to investors, due February 1999
             These notes are 90 day notes, bearing interest at a
             rate of 15%, and secured by all assets of the Company.
             A portion of these notes were converted into
             common stock as described in Note 8.                                         --              965,000

             Note payable to investors, due February 1999
             These notes are 90 day notes, bearing interest at a
             stated rate of 15%, with effective rate of 31%, and
             secured by all assets of the Company. The investors
             also received warrants enabling them to purchase
             400,000 shares of the Company's common stock at a
             price of $0.25 per share through November 1999.                              --              100,000

             Note payable to the Company's CEO, bearing
             interest at a rate of 15% and due on demand
             As described in greater detail in Note 8, this
             note was converted into common stock in 1999.                                --              100,000

             Note payable due in 60 monthly installments of
             $615 through April 2004, bearing interest at a
             rate of  7.75% and secured by a vehicle.                                 27,096                   --
                                                                                    --------          -----------

             Total                                                                   277,096            1,165,000

             Less current portion                                                    255,473           (1,165,000)
                                                                                    --------          -----------

             Notes payable, long-term                                               $ 21,623          $        --
                                                                                    ========          ===========


      Total interest expense for all debt was approximately $43,000 and $327,000 for 1999 and 1998, respectively.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

7.   INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 1999 and 1998, were as follows:

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  -------------    -------------
Deferred tax assets:
     Net operating losses.......................................................  $  17,427,000    $  17,511,000
     Research and experimentation credits.......................................        478,000          478,000
     Foreign tax credit credits.................................................        556,000               --
     Capitalized intangible assets..............................................        328,000          340,000
     Depreciation assets........................................................         37,000               --
     Accrued expenses not deductible until paid.................................        176,000            7,000
                                                                                  -------------    -------------
     Total deferred tax assets..................................................     19,002,000       18,336,000
                                                                                  -------------    -------------

Deferred tax liabilities:
     Unrealized gains on securities.............................................         61,000               --
                                                                                  -------------    -------------
     Total deferred tax liabilities.............................................         61,000               --
                                                                                  -------------    -------------

Net deferred tax assets before valuation allowance..............................     18,941,000       18,336,000

Valuation allowance.............................................................    (18,941,000)     (18,336,000)
                                                                                  -------------    -------------

Net deferred tax asset..........................................................  $          --    $          --
                                                                                  =============    =============


     The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 1999 and 1998.

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                      1999              1998
                                                                                  -------------    -------------

Tax provision (benefit) at statutory rate of 34%...............................  $      569,000   $   (1,209,000)
Net increase in valuation allowance.............................................        605,000        1,203,000
Foreign taxes paid..............................................................        555,556               --
Foreign tax rates...............................................................       (133,000)              --
Foreign tax credits.............................................................       (556,000)              --
Deductible expenses not charged against book income.............................       (450,000)              --
Nondeductible expenses..........................................................          4,000            6,000
Other...........................................................................        (39,000)              --
                                                                                  -------------    -------------
     Total Tax..................................................................  $     555,556    $          --
                                                                                  =============    =============

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $51 million that expire from 2006 through 2018, and are available to offset future taxable income. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $478,000 that expire through 2011 and foreign tax credits of approximately $556,000 that expire in 2004.

     The Company's IPO, completed in 1993, and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The IPO and subsequent stock issuances may limit the Company's ability to utilize its net operating loss carryforwards and research and experimentation credits generated before the changes in ownership.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.   CAPITAL STOCK:

Preferred Stock

     The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. The following table summarizes the preferred shares issued and outstanding at December 31:

                                                          1999                     1998
                              1999                     Preferred                Preferred
                          Liquidation                  ---------                ---------
                           Preference            Shares         Amount    Shares          Amount
                           ----------            ------         ------    ------          ------

Series A                 $         --                --        $    --       100         $   100
Series G                    1,372,192             1,100          1,100     1,600           1,600
                         ------------             -----        -------     -----         -------

     Total               $  1,372,192             1,100        $ 1,100     1,700         $ 1,700
                         ============             =====        =======     =====         =======

Series A

     The Company had 100 shares of its Series A convertible preferred stock issued and outstanding as of December 31, 1998. The Series A preferred shares were converted into 125,275 shares of the Company's common stock during 1999. While it was outstanding, the Series A preferred stock was noncumulative. It had a liquidation preference of $1,000 per share, was convertible into 1,252.75 shares of common stock per share and was entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis. In December 1999, the Company amended its articles of incorporation to eliminate the Series A preferred stock.

Series C

     There are currently no outstanding shares of the Series C preferred stock; however, 75,000 shares were authorized for issuance pursuant to outstanding Series C warrants. These warrants to purchase Series C preferred stock expired on February 9, 1998. In December 1999, the Company amended its articles of incorporation to eliminate the Series C preferred stock.

Series E

     In December 1995 and January 1996 through an exempt offering under Regulation D of the Securities Act of 1933, the Company received subscriptions for and issued 1,190 shares of its Series E convertible preferred stock. The offering provided proceeds of approximately $11,900,000 to the Company, less offering expenses of approximately $1,631,000. The Series E preferred stock was noncumulative and had a liquidation preference of $10,000 per share plus 8% per annum from the date of issuance, and was entitled to vote on all matters submitted to a vote of the shareholders on an "as if converted" basis.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.   CAPITAL STOCK (CONTINUED):


     During 1998, 168 shares of the Series E preferred stock were converted into 6,893,526 shares of common stock and 28 shares of the Series E preferred stock were redeemed for cash of $332,011. As of December 31, 1998, all shares of the Series E Preferred stock had been converted to common stock or redeemed for cash. Cumulatively, 14,676,061 shares of the Company's common stock were issued as a result of the conversion of 1,128 shares of the Series E Preferred Stock. In December 1999, the Company amended its articles of incorporation to eliminate the Series E preferred stock.


Series F

     In March 1997, the Company closed an exempt offering under Regulation D of the Securities Act of 1933 for 1,700 shares of its Series F convertible preferred stock. The Company received net proceeds of $1,527,500, which represented gross proceeds of $1,700,000 less offering expenses of $172,500. Each share had a liquidation preference of $1,000 plus 4% per annum from the date of issuance. Each share of Series F preferred was convertible into that number of shares of common stock determined by dividing the original issue price of the Series F preferred stock, plus an accretion amount equal to 4 % of the issue price per annum, by the conversion price. The conversion price was the lesser of $1.75 or 80% of the 10 day average closing bid price prior to the conversion date. The Series F preferred stock bore no dividends and holders of the Series F preferred stock had no voting power except in certain circumstances pursuant to Texas state law.

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

     During 1998, the Series F preferred stock shareholders converted 1,081 shares of Series F preferred stock into 5,571,503 shares of common stock. Cumulatively, 1,536 shares of the Series F preferred stock were converted into 6,286,249 shares of common stock and 164 shares of Series F preferred stock were redeemed for cash of $183,195. In December 1999, the Company amended its articles of incorporation to eliminate the Series F preferred stock.


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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.   CAPITAL STOCK (CONTINUED):

     Each share of Series G preferred stock is convertible into that number of shares of common stock determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10 % of the issue price per annum, by the conversion price. The conversion price is fixed at a rate of $1.00 per share.

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

     During 1999, 500 shares of Series G preferred stock were converted into 604,383 shares of the Company's commons stock. During 1998, 100 shares of Series G preferred stock were converted into 110,000 shares of common stock.

Subsidiary Preferred Stock

     In September 1997, the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd. ("DPN"), an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired 50 shares of convertible preferred stock and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. Of this payment, $400,000 was allocated to the licensing and marketing rights and $100,000 was allocated to the preferred stock based on its estimated fair market value at that date. These preferred shares convert FEPET common shares equivalent to a 5% ownership interest in FEPET. In January 2000, DPN transferred its ownership of these shares to Nomura Holding Company, an affiliate of DPN. In February 2000, the Company agreed to exchange Nomura's FEPET shares for 200,000 shares of the Company's common stock.

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

     The Company issued 1,118,868 shares of its common stock in connection with the installment due December 1, 1997; however payment was not received for those shares. In January 1998, the Company and the investors agreed to terminate the subscription agreement. As a result of this agreement, the investors agreed to return 318,868 of the shares received in December, pay cash of $250,000, and return all warrants received under the agreement. After termination of the subscription agreement in January 1998, the Company had received a total of $1,250,000 in proceeds. There were no material expenses associated with this offering. A registration statement covering the shares issued in connection with the October 1997 Offering was filed and declared effective by post-effective amendment on October 28, 1997.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.   CAPITAL STOCK (CONTINUED):


     During 1999, $1,005,000 of the convertible notes, including accrued interest, were converted into 4,040,275 shares of the Company's common stock. Of the notes converted, $805,000 of these notes were outstanding at December 31, 1998 and $200,000 of the notes were issued in 1999. The notes were converted at rates ranging from $0.25 to $0.40 per share and were based on the price of a common share at the time the notes were issued. Of the notes outstanding at December 31, 1998 that were converted in 1999, $100,000 were payable to the Company's Chief Executive Officer. These notes resulted from the CEO's personal guarantee of a loan made by an investor. The loan was made to the CEO, who in turn loaned the money to the Company under the same terms. In April 1999, these notes payable were assigned by the CEO to the holder of the underlying note payable. A registration statement covering all shares issued as a result of convertible notes was declared effective June 23, 1999.

     In 1999, the Company issued 200,000 shares of restricted common stock and received cash proceeds of $100,000 in connection with private placements of the Company's common stock in exempt offerings under Regulation D of the Securities act of 1933. The shares were issued at prices approximating the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective June 23, 1999.

     As described in greater detail in Note 16, the Company issued a total of 423,132 shares of common stock in connection with its acquisition of the assets of Sign Builders of America, Inc. A registration statement covering theses shares was filed and declared effective by post-effective amendment on November 29, 1999.

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

     In 1998, the Company issued 500,000 shares of common stock to MCC in connection with the minimum royalty payment also described in Note 12.

9.   STOCK OPTIONS:

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

     In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The 1992 Employees Plan was amended in July 1996 by the shareholders of the Company to reserve up to 3,000,000 shares of common stock for issuance to certain officers and key employees. The Company's Board of Directors amended the plan in January 1999 to increase the number of shares authorized under the plan to 3,500,000 and further amended the plan in December 1999 to increase the number of shares authorized under the plan to 6,500,000.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.   STOCK OPTIONS (CONTINUED):

     The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. At December 31, 1999, 3,180,940 shares remained available for grant under the 1992 Employees Plan.

     In March 1998 and May 1998, the Company's Board of Directors passed resolutions that reduced the option exercise price of certain options previously granted under the 1992 Employees Plan. A total of 1,727,750 options were repriced. The Company reduced the exercise price to $0.375 for all options priced above that level for all persons employed by the Company at the time of the repricing. The original exercise price of these options ranged from $1.125 to $4.00. The market price of the Company's common stock at the time of the March and May repricings was $0.14 and $0.25 per share, or approximately 63% and 33%, respectively, below the new exercise price.

The following is a summary of stock option activity under the 1992 Employees
Plan:

                                                                                                    Wgtd. Avg.
                                                                                      Number of      Exercise
                                                                                       Shares         Price
                                                                                     ----------     ----------
Options outstanding at January 1, 1998.......................................         2,542,074       $ 3.45

         Granted.............................................................           969,179       $0.375
         Exercised...........................................................           (26,487)      $0.375
         Canceled............................................................          (842,272)      $ 3.35
                                                                                      ---------

Options outstanding at December 31, 1998.....................................         2,642,494       $ 0.51
                                                                                      ---------

         Granted.............................................................           682,186       $ 1.44
         Exercised...........................................................          (714,555)      $ 0.38
         Canceled............................................................          (191,292)      $ 2.36
                                                                                      ---------

Options outstanding at December 31, 1999.....................................         2,418,833       $ 0.67
                                                                                      =========

     In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The 1992 Directors Plan was amended in 1994, 1996 and 1997 and 1999. A total of 1,000,000 shares are reserved for issuance under the plan and are issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted. At December 31, 1999, 556,697 shares remained available for grant.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.    STOCK OPTIONS (CONTINUED):


The following is a summary of stock option activity under the 1992 Director's
Plan:

                                                                                                    Wgtd. Avg.
                                                                                    Number of        Exercise
                                                                                     Shares           Price
                                                                                  -------------     ----------

Options outstanding at January 1, 1998.......................................           292,629       $ 2.29

         Granted.............................................................           100,000       $ 0.25
         Canceled............................................................            (7,726)      $1.125
                                                                                  -------------

Options outstanding at December 31, 1998.....................................           384,903       $ 2.29
                                                                                  -------------

         Granted.............................................................            60,000       $ 2.27
         Exercised...........................................................          (168,920)      $ 0.33
         Canceled............................................................            (1,600)      $0.375
                                                                                  -------------

Options outstanding at December 31, 1999.....................................           274,383       $ 0.77
                                                                                  =============


     In May 1998, the Board of Directors of the Company established the 1998 Officers and Directors Stock Option Plan and reserved a total of 1,200,000 shares for issuance under the Plan. The plan was amended in January 1999 by the Board of Directors of the company to increase the shares reserved for issuance under the plan to 2,500,000. Options under this plan are granted at the discretion of the Board of Directors. No additional shares are currently available under the plan.

The following is a summary of stock option activity under the 1998 Officers and Directors Plan:

                                                                                                     Wgtd. Avg.
                                                                                     Number of         Exercise
                                                                                      Shares             Price
                                                                                   ------------      ----------

Options outstanding at January 1, 1998.......................................                 0             --

         Granted.............................................................         1,200,000         $0.375
         Canceled............................................................                --             --
                                                                                    -----------

Options outstanding at December 31, 1998.....................................         1,200,000         $0.375
                                                                                    -----------

         Granted.............................................................         1,300,000         $ 0.50
         Exercised...........................................................          (635,180)        $ 0.42
         Canceled............................................................                --             --
                                                                                    -----------

Options outstanding at December 31, 1999.....................................         1,864,820         $ 0.45
                                                                                    ===========




     The fair value of each stock option granted in 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 1999 and 1996; risk-free interest rate of 5.50% and 5.00% for 1999 and 1998, respectively; the expected lives of the options are five years for 1999 and 1998; and volatility of approximately 100% for both 1999 and 1998.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.  STOCK OPTIONS (CONTINUED):

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1999:

                              Options Outstanding                                 Options Exercisable
                              -------------------                                 -------------------
                       Number         Wgtd. Avg.                             Number
    Range of        Outstanding       Remaining         Wgtd. Avg.         Exercisable         Wgtd. Avg.
Exercise Prices     at 12/31/99      Contr. Life      Exercise Price       at 12/31/99       Exercise Price
---------------     -----------      -----------      --------------       -----------       --------------
$0.00 - $0.49        2,794,116        7.5 Years            $0.37             2,531,853            $0.37
$0.50 - $1.00        1,243,920        8.2 Years            $0.50             1,236,420            $0.50
$1.01 - $1.99          425,000        9.8 Years            $1.83                44,584            $1.73
$2.00 - $4.00           95,000        9.2 Years            $2.27                95,000            $2.27
                    ----------                                              ----------

Total                4,558,036        7.9 Years            $0.58             3,907,857            $0.48
                    ----------                                              ----------



The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1998:

                              Options Outstanding                                 Options Exercisable
                              -------------------                                 -------------------

                      Number         Wgtd. Avg.                             Number
    Range of        Outstanding      Remaining         Wgtd. Avg.          Exercisable         Wgtd. Avg.
Exercise Prices     at 12/31/98      Contr. Life      Exercise Price       at 12/31/98       Exercise Price
---------------     -----------      -----------      --------------       -----------       --------------

$0.00 - $0.55        4,110,397        8.5 Years            $0.37             3,501,415            $0.37
$0.56 - $2.99           20,000        1.1 Years            $1.12                20,000            $1.12
$3.00 - $3.99            5,000        3.5 Years            $3.88                 5,000            $3.88
$4.00 - $5.49           92,000         5 months            $4.00                92,000            $4.00
                    ----------                                              ----------

Total                4,227,397         8yr, 7mo            $0.46             3,618,415            $0.47
                    ----------                                              ----------


The weighted-average fair values of options under the plans granted during 1999 and 1998 were as follows:


                                                 1999               1998
                                              ----------         ----------
Discounted options                               $0.00              $0.00
At-the-money options                             $0.67              $0.00
Premium options                                  $0.00              $0.23
Repriced options                                 $0.00              $0.20

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.   STOCK OPTIONS (CONTINUED):


     During 1999 and 1998, the Company did not incur any compensation cost for the Plans under APB No. 25. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 1999 and 1998 would approximate the pro forma amounts as shown below:

                                  As Reported           Pro Forma         As Reported          Pro Forma
                                      1999                1999               1998                1998
                                  -----------           ---------         -----------         -----------

SFAS No. 123 Charge                        --           $ 643,535                  --         $   804,194

APB No. 25 Charge                          --                  --                  --                  --

Net income (loss)                  $1,118,134           $ 474,599         $(3,557,548)        $(4,361,742)

Net income (loss)
     per common share              $     0.02           $    0.01         $     (0.10)        $    ($0.12)


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.



10.  STOCK WARRANTS:

Common Stock Warrants

     In the Company's initial public offering completed in February 1993 (the "IPO"), the Company issued a total of 100,000 warrants to purchase shares of the Company's common stock as part of the underwriter's compensation. These warrants are exercisable at $6.00 per share and could be exercised until February 17, 1998. The exercise period was extended to February 1, 1999 for 30,000 of these warrants in connection with a consulting agreement signed in 1997. All of these warrants expired unexercised.

     In August 1993, in connection with an exempt offering under Regulation D of the Securities Act of 1933, the Company issued one warrant for every two shares of common stock purchased in this transaction. A total of 62,400 warrants were issued in this transaction, which could be exercised at prices ranging from $5.65 to $6.78 per share until June 30, 1998. The exercise period was extended to February 1, 1999 for 12,400 of these warrants in connection with a consulting agreement signed in 1997. All of these warrants expired unexercised.

     In connection with the Company's offerings under Regulation S of the Securities Act of 1933 that were closed in August, September, October and November 1993 (the "1993 Reg. S Offerings"), the Company issued 219,149 warrants to purchase shares of the Company's common stock. A total of 169,754 of these warrants, which were exercisable at a price of $3.90 per share, expired in 1997 and the remaining 49,345 warrants expired at various dates through April 1999. All of these warrants expired unexercised.

     In September 1994, the Company closed a foreign offering under Regulation S of the Securities Act of 1933. In connection with this offering, the Company subsequently issued warrants to purchase 150,000 shares of its common stock at an exercise price of $3.90 per share. These warrants expired unexercised on February 21, 1999.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.  STOCK WARRANTS (CONTINUED):

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

     In connection with the December 1995 Offering, the Company issued 28,792 warrants to purchase shares of the Company's Common Stock. These warrants were exercisable at a price of $6.30 per share and expired April 10, 1999.

     In connection with the issuance of the Company's Series E preferred stock in February 1996, the Company issued 144,792 warrants to advisors involved in the transaction. These warrants enable the holders to purchase shares of the Company's common stock at a price of $7.89 through January 7, 2000. These warrants expired unexercised.

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

     In connection with the issuance of the Company's Series G preferred stock in 1997, the Company issued 850,000 warrants to holders of the Series G Preferred. These warrants enable the holders to purchase shares of the Company's common stock at a price of $1.00 through August 2002. A total of 350,000 of these warrants were exercised in 1999 and an additional 175,000 of these warrants were exercised in February 2000.

     In October 1996, the Company completed a transaction whereby it borrowed a total of $1,000,000 in secured loans from a group of individuals. In connection with these loans, the Company issued 200,000 warrants with a value of approximately $200,000. The warrants enabled the holder to purchase shares of the Company's common stock at a price of $1.00 through June 2000. A total of 100,000 of these warrants were exercised in 1997. In connection with an extension of a portion of this debt, 40,000 additional warrants with a value of approximately $40,000 were issued entitling the holder to purchase shares of the Company's common stock, at a price of $0.703 per share, through June 1998. These warrants expired unexercised.

     In October 1997, the Company issued 205,000 warrants to an advisor in connection with an agreement to provide public relations services. The warrants entitled the holder to purchase shares of the Company's common stock as follows: 125,000 shares at a price of $0.6875 through September 1998, 40,000 shares at a price of $1.0313 through March 1999, and 40,000 shares at a price of $1.375 through September 1999. These warrants were valued at $150,000. The exercise period for each of these warrants was extended by a period of one year in 1998 and now expire in September 1999, March 2000, and September 2000, respectively. All of these warrants were exercised in 1999.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.  STOCK WARRANTS (CONTINUED):

     The Company issued 1,000,000 warrants to purchase its common stock in connection with loans made to the Company in 1998. A total of 600,000 warrants were issued in March 1998 in connection with a series of loans totaling $500,000 in March and April of 1998. These warrants were exercisable at a price of $0.15 per share, which approximated the market price of the Company's common stock at the time of issuance. These warrants were exercised in 1998. The remaining 400,000 warrants were issued in connection with loans totaling $100,000 made to the Company in November 1998. These warrants are exercisable for a period of one year, at a price of $0.25 per share, which approximated the market price of the Company's common stock at the time of issuance. These warrants were exercised in 1999.

     In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company. The exercise price of these warrants is based on the fair market value of the Company's common stock at the time of issuance and range from $0.88 to $2.15 per share. These warrants are exercisable for a period of 5 years from the date of issuance.

 Preferred Stock Warrants

     In February 1995, the Company issued 75,000 warrants to purchase shares of its Series C preferred stock. These warrants were exercisable at $50.00 per share until February 9, 1998. Each share of Series C preferred stock was further convertible into 10 shares of the Company's common stock. These warrants expired unexercised in February 1998.

Summary
                                                                                     NUMBER OF
                                                                                       SHARES       EXERCISE PRICE
                                                                                     ---------      --------------

Warrants outstanding at January 1, 1998......................................         6,733,581       $0.625-7.89

         Granted.............................................................         1,000,000       $ 0.15-0.25
         Exercised...........................................................          (600,000)      $      0.15
         Expired.............................................................        (4,938,202)      $0.625-6.00
                                                                                    -----------

Warrants outstanding at December 31, 1998....................................         2,195,379       $0.625-7.89

         Granted.............................................................            60,000       $ 0.88-2.15
         Exercised...........................................................          (970,000)      $0.25-1.375
         Expired or canceled.................................................          (385,587)      $ 3.90-6.78
                                                                                    -----------

Warrants outstanding at December 31, 1999                                               899,792       $ 0.88-7.89
                                                                                    ===========

     The preceding summary of stock warrant activity excludes the C&A warrants described in Note 12 which only become exercisable upon the occurrence of future contingent events. Preferred stock warrants are accounted for as common stock on an "as if converted" basis:

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest was $20,022 and $44,540 for 1999 and 1998, respectively. Cash paid for foreign taxes was $555,556 in 1999. No foreign taxes were paid in 1998. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

                                                                                          1999          1998
                                                                                          ----          ----

Non-cash financing activities:

     Receivable from shareholders for stock issued................................    $        --    $ 250,000

     Conversion of accounts payable and accrued liabilities into common shares....    $   100,000    $ 100,000

     Conversion of notes payable and interest into common shares..................    $ 1,049,852    $ 792,222

Non-cash investing activities

     Acquisition of SBOA..........................................................    $   900,000    $      --




12.  COMMITMENTS AND CONTINGENCIES:

Agreements with MCC

     The Company entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation ("MCC") that was amended on several subsequent occasions to cross license and pool technologies. As part of this relationship with MCC, the Company acquired non-exclusive licenses to 144 MCC patents and other related technology. Under the license, the Company was obligated to pay MCC a cumulative minimum royalty of $500,000 by December 31, 1997 and $1,000,000 by December 31, 1998. As a result of amendments signed in December 1997 and September 1998, 62 Diamond Field Emission patents were assigned directly to the Company and 82 patents were returned to MCC. The Company agreed to pay a royalty fee of 2% of future commercial revenues related to the patents assigned to it. The Company has the right to offset one half of the costs of maintaining these patents against any royalties due under the agreement. MCC agreed to accept a cash payment of $5,000 and 500,000 shares of the Company's common stock in exchange for releasing the Company from the minimum royalty agreement. As of December 31, 1997 the Company had accrued $355,000 due under the minimum royalty agreement. The stock issued in connection with this agreement was valued at $100,000 based on the market price at the time. The remaining $250,000 was taken into income 1998.

DiaGasCrown Venture

In February 1995, the Company entered into an agreement with Diagascrown, Inc., a Russian joint stock company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia. There is disagreement as to the amount actually spent, however it is our position that there are no further amounts due under this agreement and there will be no further spending in Russia. The internal results that we have achieved are far superior to those achieved through the collaborative efforts in Russia and at present we are not using the technology developed under this joint venture agreement in any manner.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Legal Proceedings

     On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. Semi-Alloys claims the equipment does not perform as required under the contract. Semi-Alloys seeks to recover compensatory, consequential and incidental damages. In January 2000, the Company agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. The Company agreed to pay a total of $450,000, of which $225,000 was due at signing. The Company signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum. In exchange for this settlement, and upon payment of the notes, the Company will receive a complete release from further liability from both the plaintiff and the co-defendant. The entire amount of this settlement is included in accrued liabilities at December 31, 1999.

     On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, the Company, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. The amount of this claim is to be determined at trial; however, any potential amounts due by the Company are dependent upon Westchester collecting from other guarantors on the bond, and those guarantors succeeding in obtaining a judgement against the Company. Westchester has released its claims against the Company. The Company considers this case to be without merit and expects to have the case ultimately resolved in its favor.

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

     On January 28, 1999, Aetna Life Insurance Company, a former landlord of DTO, filed a complaint in the 126th Judicial District Court, Travis County, Texas against DTO as lessee, and the Company as guarantor, for unspecified alleged damages occurring as a result of DTO's early termination of a lease. DTO moved out of this facility with approximately nine months remaining on the lease which called for monthly rental payments of approximately $17,000. The Company contends that Aetna failed in its duty to mitigate damages and behaved in a reckless manner, which resulted in damages to the Company and its property. The Company intends to vigorously defend itself in this action. The Company believes that the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

     The Company and its subsidiaries are also defendants in other lawsuits of a non-material nature related to the non-payment of invoices when due. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters and that settlement of such suits will not have a material financial impact on the Company.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

Vision Mark Agreement

     In November 1998, the Company signed a marketing agreement with Vision Mark, LLC ("Vision Mark"), a Texas limited liability company and a related consulting and advisory services agreement with C&A Services LLC ("C&A"), a Texas limited liability company affiliated with Vision Mark., whereby Vision Mark and C&A agreed to represent the Company with several "protected" customers, as defined by the agreements. Under the terms of the agreements, the Company is obligated to provide C&A with 300,000 shares of its common stock upon the signing of an agreement with any one of the protected customers to provide an electronic billboard to such customer. In January 2000, the Company signed an agreement with Eckerd Corporation, a subsidiary of JCPenney, Inc., one of the protected customers. Accordingly, 300,000 shares of common stock were issued to C&A as a result of this agreement. In addition, C&A received warrants to purchase up to 9,700,000 shares of the Company's common stock.

     The warrants granted to C&A become exercisable under the following conditions:

1. At such time as the Company receives total revenue of $10 million from any or all of C&A's protected customers, C&A has the right to purchase 250,000 shares of common stock of the Company at a discounted price per share equal to 50% of the market price of the stock at the time the $10 million milestone is achieved.

2. Thereafter, for each increment of $10 million of revenue received from protected customers, C&A has the right to purchase another 250,000 shares at a discounted price per share equal to 50% of the market price of the stock at the time each $10 million increment is achieved.

3. In addition, when the total revenue received from any or all of C&A's protected customers reaches $100 million, C&A has the right to acquire an additional 2.3 million shares of the common stock of the Company at a discounted price per share equal to 50% of the market price of the stock at the time $100 million in revenue is achieved.

4. An additional 2.3 million shares of the Company's common stock will be made available to C&A at a discounted price equal to 50% of the market price of the stock at the time cumulative revenues from protected customers reaches $200 million.

5. Finally, at the end of each twelve month period (ending on the anniversary date of the agreement) in which the revenue from protected customers exceeds $10 million during that period, C&A has the right to acquire up to 200,000 shares of common stock of the Company under the following terms and conditions;

a. If the revenue received from protected customers equals or exceeds 25% of the total Company revenue for that twelve month period, then C&A may purchase 100,000 shares of the Company's common stock at a discounted price which is equal to 75% of the market price of the common stock at the end of the period.

b. C&A may acquire the remaining 100,000 shares at a reduced price where the discount from the market price is equal to the ratio (expressed as a percentage) that the revenue from C&A protected customers bears to the total Company revenue received during that period. The maximum discount can not exceed 50%.

6. The maximum number of shares that can be acquired pursuant to these warrants is 9.7 million and all warrants issued under this agreement expire December 31, 2006.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

13.  CONCENTRATIONS OF CREDIT RISK:

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 1999 and 1998, the Company had no amounts on deposit in excess of the Federal Deposit Insurance Corporation insurance limit; however, for limited periods of time during the year, bank balances may exceed such limits.

     The Company's receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company's SBOA subsidiary also provides services for small and medium size companies, but requires deposits and progress payments for work performed. The Company has not incurred any material losses on these receivables.

14.  SEGMENT INFORMATION:

     The Company had no revenues from government contracts in 1999 or 1998 The majority of the government contracts are cost reimbursement contracts. As a result, the Company realizes little or no gain or loss in the performance of these contracts. The Company's contracts involving the United States government are or may be subject to various risks, including unilateral termination for the convenience of the government. As of December 31, 1999, the Company had a commitment for future government funding of approximately $67,000.

15.  RELATED PARTY TRANSACTIONS:

     As described in Notes 6 and 8, the Company had notes payable to its Chief Executive Officer at December 31, 1998.

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

     ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. This date was extended until April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, the Company was obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. The Company elected to exercise each of its extension options and paid ATI a total of $50,000 through January 2000. In April 2000, unless the contract is renegotiated, the Company must pay $150,000 to complete the assignment of the patent, or allow its option to acquire the patent to lapse.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

16. ACQUISITION OF SIGN BUILDERS OF AMERICA, INC.:

     Effective August 31, 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Sign Builders. The assets acquired and liabilities assumed were recorded at fair values as a purchase acquisition and have been accounted for as a non-cash transaction in the consolidated statement of cash flows. The Company used cash of $450,000, executed a note payable bearing interest at an annual rate of 6% in the amount of $250,000, and issued common stock valued at $900,000 to finance the transaction. The assets acquired and liabilities assumed are as follows:

     Cash                                              $   24,089
     Accounts receivable                                  304,926
     Inventory                                            160,757
     Property and equipment                               446,898
     Goodwill and covenant not to compete                 896,777
     Accounts payable                                     (52,931)
     Accrued expenses                                     (34,188)
     Customer deposits                                    (79,551)
     Notes payable                                        (28,829)
     Capital leases payable                               (37,948)
                                                       ----------

     Total Purchase Price                              $1,600,000
                                                       ==========

The cash paid of $450,000 is reflected in the consolidated statement of cash flows net of the $24,089 of cash received in connection with the acquisition of the assets. The purchase agreement contained certain contingencies related to the sales of the acquired business during the time period from September 1, 1999 through December 31, 1999 which resulted in downward adjustments to the purchase price. As a result of these adjustments, the original purchase price of $1,800,000 was adjusted downward to the $1,600,000 reflected above. The notes payable described above were adjusted down to their final amount of $250,000 from their initial amount of $450,000 as a result of the same purchase price adjustments.

The following unaudited pro forma data summarize the results of operations for the Company for the periods indicated as if the Sign Builders acquisition had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income taxes. No effect has been given to cost reductions or synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.



                                                         Year ended
                                                        December 31

                                                     1999          1998
                                                  ----------    -----------
Revenues                                           8,627,104      3,524,721

Net Income (loss)                                  1,198,305     (3,607,143)

Earnings (loss) per common share
       Basic                                      $     0.02    $     (0.10)
       Diluted                                    $     0.02    $     (0.10)

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

17.  SUBSEQUENT EVENTS:

     Through March 14, 2000, in an exempt offering under Regulation D of the Securities act of 1933, the Company issued a total of 500,000 shares of its common stock for a total of $750,000. The Company also received $175,000 in proceeds and issued 175,000 shares of common stock in connection with the exercise of the Series G warrants described in Note 8.

     In January 2000, the Company signed an agreement with Eckerd Corporation, a subsidiary of JCPenney, Inc. to install two electronic billboards on a pilot basis at two Eckerd retail locations in Tampa, Florida. As described in greater detail in Note 11, the Company issued 300,000 shares of its common stock to the marketing group that represented the Company in this transaction.

     In, January 2000, Diamond Pro-Shop Nomura Company, Ltd., transferred its
5% ownership in FEPET to Nomura Trading, Co., Ltd. In February 2000, the Company agreed to issue 200,000 shares of its common stock to Nomura Trading Co., Ltd. in exchange for Nomura's 5% interest in the Company's FEPET subsidiary.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth the names, ages and certain information concerning the Directors of SI Diamond. Additional information on Marc W. Eller and Dr. Zvi Yaniv and all information concerning executive officers may be found under the caption "EXECUTIVE OFFICERS" on page 8 of this Annual Report on Form 10-KSB.

       Name             Age     Class       Position                     Director Since     Term Expires
       ----             ---     -----       --------                     --------------     ------------
Charles C. Bailey        51        I        Director                     November 1999              2000
David R. Sincox          61        I        Director                     October 1994               2000
Dr. Zvi Yaniv            53        I        Director, President,         July 1996                  2000
                                            Chief Operating Officer
Philip C. Shaffer        63        II       Director                     March 1992                 2001
Nicholas Martin          76        II       Director                     July 1999                  2001
Marc W. Eller            44        III      Director, Chairman,          November 1995              2002
                                            Chief Executive Officer
Ronald J. Berman         43        III      Director                     May 1996                   2002

----------------------

         Mr. Bailey has been an attorney in private practice since 1995. Prior to that Mr. Bailey had a 20 year career in government. Positions held include Assistant Criminal District Attorney and Chief Prosecutor in Lubbock County, Texas; General Counsel for the Texas Department of Public Safety; Assistant General Counsel for Governor Bill Clements; and Director of Legal Services and Franchise Taxes for the Texas State Comptroller's Office. His last position with the state of Texas, from 1993 to 1995, was Executive Assistant and General Counsel to Lt. Governor Bob Bullock.

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

         Mr. Martin was President and owner of a North American lumber wholesale and manufacturing company for approximately twenty years. Mr. Martin has also owned companies manufacturing PVC pipe and vinyl siding during the past thirty years. Mr. Martin currently is active in real estate development in Kansas City, Detroit, and Dallas/Ft. Worth.

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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities of Exchange Act of 1934 requires SI Diamond's officers, and Directors, and persons who beneficially own more than 10 % of a registered class of SI Diamond's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10% of SI Diamond's common stock are required by the Securities and Exchange Commission regulations to furnish SI Diamond with copies of all Section 16(a) forms that they file.

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 1999 through December 31, 1999, all its Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, with the exception of one Director, Charles C. Bailey. Mr. Bailey filed his initial Form 3, which reported ownership as of the date Mr. Bailey became a director, after the due date of the form.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                        Annual Compensation               Compensation
                                            -------------------------------------------   ------------
                                                                             Other         Securities
                                                                            Annual         Underlying
Name and Principal Position      Year       Salary($)    Bonus($)    Compensation($)(1)   Options(#)(2)
---------------------------      ----       ---------    --------    ------------------   -------------
Marc W. Eller,                   1999       $ 168,750     111,250             -0-            250,000
Chief Executive Officer          1998       $ 150,000          -0-            -0-            780,000
                                 1997       $ 150,000          -0-            -0-             47,500

Zvi Yaniv, President and         1999       $ 175,000     125,000           $ 3,205          150,000
Chief Operating Officer          1998       $ 150,000          -0-          $ 6,839        1,170,000
                                 1997       $ 150,000          -0-          $24,170          270,000

Doug Baker, Vice President       1999       $ 130,000      50,000             -0-            150,000
and former Chief Financial       1998       $ 115,000          -0-            -0-            520,000
Officer (3)                      1997       $ 115,000          -0-            -0-             45,000

----------------------

 (1) The following Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus. Dr. Yaniv received reimbursement of living expenses totaling $20,070 in 1997. He was also provided use of a Company owned automobile valued at $ 3,205 in 1999, $1,882 in 1998, and $4,100 in 1997. In 1998,
         Dr. Yaniv was reimbursed $4,957 in connection with the transportation of his household belongings in connection with the relocation of his primary residence to Austin, Texas.

(2) 1997 options include options issued in 1996 but repriced in 1997 in the following amounts: Mr. Eller - 27,500, Dr. Yaniv - 250,000, and Mr. Baker - 25,000. 1998 options include options issued in 1996 and 1997, but repriced in 1998 in the following amounts: Mr. Eller - 130,000, Dr. Yaniv - 1,020,000, and Mr. Baker - 120,000. More information on this repricing is identified in the "Options Repricing Table" below.

(3) SI Diamond hired a new Chief Financial Officer at the end of 1999. Mr. Baker ceased being an executive officer as of December 31, 1999, but is included here because he was an executive officer in 1999.


                           STOCK OPTION GRANTS IN 1999


         SI Diamond has an Amended and Restated 1992 Employee Stock Option Plan, which may be used to grant employees, including officers of SI Diamond, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. SI Diamond also established the 1998 Directors and Officers Stock Option Plan, which may be used to grant non-qualified stock options to officers and directors of SI Diamond. The following table sets forth information concerning stock-options grants to the Named Executive Officers in 1999.


                             Number of             Percent of Total
                       Securities Underlying      Options Granted to
                              Options                Employees in              Exercise
         Name             Granted(#)(1)(2)        in Fiscal Year 1999     or Base Price ($/sh)       Expiration Date
         ----          ---------------------     --------------------     --------------------       ---------------
Marc W. Eller                250,000 (3)               20.29%                     $0.50                 1/11/2009

Dr. Zvi Yaniv                150,000 (3)               12.17%                     $0.50                 1/11/2009

Douglas P. Baker             150,000 (3)               12.17%                     $0.50                 1/11/2009

------------------

(1) Under the terms of SI Diamond's Amended and Restated 1992 Stock Option Plan and the 1998 Directors and Officers Stock Option Plan, the Compensation Committee of the SI Diamond Board of Directors retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(2) The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.

(3) These options became exercisable in full on the date of the grant in 1999.

                       AGGREGATED OPTION EXERCISES IN 1999
                     AND OPTION VALUES AT DECEMBER 31, 1999

         The following table sets forth certain information concerning the number and intrinsic value of the options held by the named executives at December 31, 1999. Year-end values are based on the closing price of $1.66 per share of the common stock on December 31, 1999, on the NASDAQ OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

                                                             Number of
                                                             Securities                  Value of
                                                             Underlying                 Unexercised
                                                             Unexercised               In-the-Money
                                                             Options at                  Options at
                                                          December 31, 1999          December 31, 1999
                        Shares                            -----------------         ------------------
                       Acquired              Value           Exercisable/              Exercisable/
Name                  on Exercise          Realized         Unexercisable             Unexercisable
----                  -----------          --------         -------------            -------------
Marc W. Eller              0                   0           753,500 / 26,500          $936,998 / $34,053
Dr. Zvi Yaniv              0                   0         1,120,000 / 200,000        1,420,450 / 257,000
Douglas P. Baker        70,000              $64,050          600,000 / 0                752,250 / 0


                         DIRECTOR COMPENSATION FOR 1999


                                      Director Compensation               Security Grants in 1999
               Name(1)                 Meeting Fees ($)(2)      Number of Securities Underlying Options (#)(3)
               -------                ---------------------     ----------------------------------------------
           Lee B. Arberg                        550                               150,000
           David R. Sincox                      950                               170,000
           Philip C. Shaffer                    900                               170,000
           Igor Leontiev                        250                               150,000
           Ronald J. Berman                     950                               170,000
           Nicholas Martin Jr.                  400                                     0
           Charles C. Bailey                    250                                     0

-----------------

(1) Directors who are also executives of SI Diamond are not listed in the above table. They do not receive compensation as Directors. Refer to the Summary Compensation Table for information concerning their compensation. Mr. Arberg resigned as a director on May 3, 1999. Mr. Leontiev's term expired on July 26, 1999 and was not reelected as a Director.

(2) All Directors receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by SI Diamond. This amount is not reflected in the above table.

(3) All of SI Diamond's outside Directors participate in the Amended and Restated 1992 Outside Directors Stock Option Plan, under which the SI Diamond may grant stock options to any Director who is not a full time salaried employee of the Company. On January 26, 1999, each Director at that time was granted 20,000 options under this plan at a price of $2.27 per share. These option grants became exercisable in full on that date. The Board of Directors also established the 1998 Directors and Officers Stock Option Plan in 1998. Each outside Director who was a Director on January 11, 1999 was granted 150,000 fully vested options under this plan on that date. These options are exercisable at a price of $0.50 per share.

           All of Directors have retained the right to pursue additional business activities that are not competitive with the business of SI Diamond, and do not adversely affect their performance as Directors. If, as and when conflicts of interest arise, the nature of the conflict must be fully disclosed to the Board of Directors, and the person who is subject to the conflict must abstain from participating in any decision that may impact on his conflict of interest. Except for this disclosure and abstention policy, the Directors will not be in breach of any fiduciary duties owed to SI Diamond or the shareholders by virtue of their participation in such additional business activities.

                              EMPLOYMENT AGREEMENTS

         SI Diamond has an employment agreement with Dr. Zvi Yaniv, its President and Chief Operating Officer, which was entered into on June 1, 1996. Under the terms of this agreement Dr. Yaniv was to be paid a base salary of $125,000 per year. The contract was amended to adjust Dr. Yaniv's salary to $175,000 per year effective January 1, 1999. All contingent compensation related to bonuses or performance goals were eliminated.

         SI Diamond also provides Dr. Yaniv with the use of an automobile. The employment agreement may be terminated by either party, with or without cause, by giving 30 days notice of termination to the other party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the SI Diamond's voting stock as of March 14, 2000, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.


-------------------------------------------------------------------------------------------------------------------------
                                                                                 Shares Owned          Percent of
                                                                                 Beneficially             Class
     Title of Class                 Name and Address of Beneficial Owner
-------------------------------------------------------------------------------------------------------------------------
Common Stock                 None                                                      -                       -
-------------------------------------------------------------------------------------------------------------------------
Series G Preferred           William W. Gow                                          100                    9.09%
Stock                        4747 Sunset Blvd.
                             Los Angeles, CA 90027
                             --------------------------------------------------------------------------------------------
                             Pinnacle Fund L.P.                                      200                   18.18%
                             4965 Preston Park Blvd., Ste 240
                             Plano, TX 75093
                             --------------------------------------------------------------------------------------------
                             Klaich Animal Hospital, Ltd.                            100                    9.09%
                             Amended Profit Sharing Retirement Plan & Trust
                             1990 South Virginia Street
                             Reno, NV  89502
                             --------------------------------------------------------------------------------------------
                             Nicholas Martin Living Trust                            200                   18.18%
                             3113 South University Dr., #600
                             Ft. Worth, TX 76109
                             --------------------------------------------------------------------------------------------
                             Michael Scott Blechman Family Trust                     200                   18.18%
                             295 Shadowood Lane
                             Northfield, IL 60093
-------------------------------------------------------------------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT

         Set forth below is certain information with respect to beneficial ownership of SI Diamond's common stock as of March 14, 2000, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.


                                              COMMON STOCK
                                              BENEFICIAL           PERCENTAGE
       NAME                                   OWNERSHIP (1)         OF CLASS
       ----                                   -------------        -----------
       Philip C. Shaffer                          582,702              1.05%

       David R. Sincox                            387,213                 *

       Charles C. Bailey                           30,000                 *

       Marc W. Eller                              369,296                 *

       Ronald J. Berman                         1,239,345              2.24%

       Nicholas Martin, Jr.                       932,505              1.69%

       Dr. Zvi Yaniv                            1,186,000              2.11%

       Douglas P. Baker (2)                       627,000              1.13%

       All Executive Officers and Directors
       as a group (10 persons)                  5,390,709              9.26%


-------------------------

*        Less than 1%

 (1) Included in the amounts indicated are shares that are subject to options exercisable within sixty (60)-days of March 14, 2000 pursuant to Rule 13d-3(d)(1) of the Exchange Act. The number of such shares are 470,000 for Mr. Shaffer; 266,000 for Mr. Sincox; 393,506 for Mr. Berman; 1,150,000 for Mr. Yaniv; 530,000 for Mr. Baker; 30,000 for Mr. Bailey and 2,904,506 for the Directors and executive officers as a group. The amount for Mr. Martin includes 254,137 shares obtainable by Mr. Martin upon conversion of his Series G preferred stock.

 (2) Mr. Baker ceased being an executive officer as of December 31, 1999, but is included here because he was a named executive officer in 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 1998, SI Diamond had notes payable to its chief executive officer. These notes resulted from the CEO's personal guarantee of a loan made by an investor. The loan was made to the CEO, who in turn loaned the money to SI Diamond under the same terms. In April 1999, these notes payable were assigned by the CEO to the holder of the underlying note payable. The holder of the underlying note payable converted this loan into shares of the Company's common stock.

     In October 1998, Electronic Billboard Technology, Inc., a subsidiary of SI Diamond entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI") a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, SI Diamond's President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT intends to use this technology in the development of its next generation electronic billboard product. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a billboard using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one year period following this initial two year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.

     ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. This date was extended until April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, EBT was obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. EBT elected to exercise each of its extension options and paid ATI a total of $50,000 through January 2000. In April 2000, unless the contract is renegotiated, EBT must pay $150,000 to complete the assignment of the patent, or allow its option to acquire the patent to lapse.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Index to Exhibits on page 60 for a descriptive response to this item.

         (b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K (Item 5) dated as of September 30, 1999

                  (2) Current Report on Form 8-K (Item 2) dated as of October 21, 1999

                  (3) Amended Current Report on Form 8-K (Item 2) dated as of November 19, 1999

                  (4) Current Report on Form 8-K (Item 2) dated as of November 24, 1999

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SI DIAMOND TECHNOLOGY, INC.


                                     By:    /s/ Marc W. Eller  March 22, 2000
                                        ---------------------------------------
                                              Marc W. Eller,
                                              Chief Executive Officer

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                                     Date
---------                            -----                                                     ----
/s/  Marc W. Eller                   Chairman, Chief Executive                              March 22, 2000
------------------------             Officer (Principal Executive Officer and
Marc W. Eller                        Director)


/s/ Tracy Vaught                     Vice President and                                     March 22, 2000
------------------------             Chief Financial Officer
Tracy Vaught                         (Principal Financial Officer and  Principal
                                      Accounting Officer)


/s/ Douglas P. Baker                 Vice President and                                     March 22, 2000
------------------------             Former Chief Financial Officer
Douglas P. Baker


Philip C. Shaffer*
David R. Sincox*
Nicholas Martin, Jr.*                Directors                                              March 22, 2000
Ronald J. Berman*
Charles G. Bailey*
Dr. Zvi Yaniv*


*By:    /s/ Tracy Vaught
    -----------------------
         (Tracy Vaught,
         Attorney-in-Fact)

                                INDEX TO EXHIBITS
         The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are
                        incorporated herein by reference.


EXHIBIT                                                                                    SEQUENTIALLY
NUMBER                               DESCRIPTION OF EXHIBIT                                NUMBERED PAGE
-------                              ----------------------                                -------------
2.1*        Asset Purchase Agreement, dated as of August 31, 1999, by and among the Company, SIDT, Inc., Sign Builders of America, Inc., Sign
            Builders, Inc. and Lance Adams. (Exhibit 2.1 to the Company's
            Current Report on Form 8-K dated as of September 3, 1999).

3(I).1      Restated Articles of Incorporation of Company, as filed December 9,
            1999 with the Secretary of State for the State of Texas.

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

4.6* Regulation D Subscription Agreement dated as of November 11, 1998, by and between the Company and C&A Services, L.L.C. for the issuance of warrants to purchase shares of Common Stock of the Company.
            (Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of
            December 7, 1998).

4.7*        Form of Rights Agreement dated as of June 18, 1998, between the
            Company and American Securities Transfer, Incorporated, as Rights
            Agent, which includes as Exhibit A the form of Statement of Resolution establishing and designating series of preferred stock as "Series H Junior Participating Preferred Stock" and fixing and determining the relative rights and preferences thereof, as Exhibit
            B the form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Exhibit 4.1 to the Company's
            Current Report on Form 8-K dated as of June 18, 1998).

4.8*        Secured Promissory Note, dated as of September 3, 1999, by SIDT,
            Inc. as maker and Sign Builders of America, Inc. and Sign Builders,
            Inc., as Payee. (Exhibit 4.1 to the Company's Current Report on Form
            8-K dated as of September 3, 1999).

10.1* Patent and Technology License effective as of February 11, 1993, by and between Company and the Board of Regents of the University of Texas System (Exhibit 10.2 to the Company's Quarterly Report on Form
            10-QSB for the fiscal quarter ended September 30, 1995).

10.2* Joint Development Agreement dated May 25, 1995 between the Company and Supertex, Inc. (Exhibit 10.34 for the Company's Annual Report on
            Form 10-KSB for the year ended December 31, 1995).

10.3* Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996 (Exhibit 10.1 to the Company's report on Form 10-QSB for the fiscal quarter ended September 30, 1996).

10.4*       Teaming Agreement dated February 9, 1995 between the Company and
            Diagascrown, Inc. (Exhibit 10.5 to the Company's Quarterly Report on
            Form 10-QSB for the fiscal quarter ended March 31, 1995).

EXHIBIT                                                                                    SEQUENTIALLY
NUMBER                               DESCRIPTION OF EXHIBIT                                NUMBERED PAGE
-------                              ----------------------                                -------------
10.5*       Amended and Restated 1992 Outside Directors' Stock Option Plan
            (Exhibit 4.2 to the Company's Registration Statement on Form S-8
            [No. 333-56547] dated June 9, 1998).

10.6*       1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the
            Company's Registration Statement on Form S-8 [No. 333-56547] dated
            June 9, 1998).

10.7*       Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the
            Company's Registration Statement on Form S-8 [No. 333-56457] dated
            June 9, 1998)

10.8*       Asset Purchase Agreement dated May 8, 1998 between Focus
            Interconnect Technology Corporation, Diamond Tech One, Inc., SI
            Diamond Technology, Inc. and Field Emission Picture Element
            Technology, Inc. (Exhibit 10 to the Company's Current Report on Form
            8-K dated as of May 8, 1998).

10.9* Consulting and Advisory Services Agreement by and between the Company and C&A Services, L.L.C. dated as of November 11, 1998.
            (Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of December 7, 1998).

10.10*      Marketing Agent Agreement by and between Electronic Billboard
            Technology, Inc. and Vision Mark, L.L.C. dated as of November 11,
            1998. (Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of December 7, 1998).

10.11*      Patent Assignment and Royalty Agreement between Electronic Billboard
            Technology, Inc. and Advanced Technology, Incubator, Inc. dated as of October 6, 1998. (Exhibit 10.18 to the Company's Current Report on Form 10-KSB dated as of March 31, 1999).

10.12*      Agreement on Phase 2 between Field Emission Picture Element
            Technology, Inc., and Diamond Pro-Shop Nomura dated as of January
            21, 1999. (Exhibit 10.20 to the Company's Current Report on Form
            10-KSB dated as of March 31, 1999).

10.13*      Lease agreement between the Company and Industrial Properties
            Corporation date as of June 2, 1998. (Exhibit 10.2 to the Company's
            Current Report on Form 8-K dated as of December 7, 1998).

10.14* Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company's amended
            Current Report on Form 8-K/A dated as of April 16, 1999).

10.15* Asset Purchase Agreement, dated as of October 21, 1999, by and between the Company and Diamond.com, LLC. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 21, 1999).

10.16*      Electronic Billboard Sales Agreement, dated as of September 30,
            1999, by and between the Company and Zigmond Levy. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of September 30,
            1999).

11          Computation of (Loss) per Common Share.

16.1* Letter concerning resignation of Coopers & Lybrand L.L.P. as certifying accountant. (Exhibit 16.1 to the Company's Current Report on Form 8-K dated as of June 18, 1998).

21          Subsidiaries of the Company.

24          Powers of Attorney.

27          Financial Data Schedule. (for SEC use only)
