Form 10QSB
period 2000-03-31
SI DIAMOND TECHNOLOGY INC
filed 2000-05-12
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended March 31, 2000

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

    As of May 11, 2000, the registrant had 56,307,340 shares of common stock, par value $.001 per share, issued and outstanding.

    Transitional Small Business Disclosure Format.
                                 Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX



                                                                                             PAGE
                                                                                             ----

Part I  Financial Information

        Item 1. Financial Statements

           Consolidated Balance Sheets--March 31, 2000 and December 31, 1999................   3

           Consolidated Statements of Operations--Three Months Ended
             March 31, 2000 and 1999........................................................   4

           Consolidated Statements of Cash Flows--Three Months Ended
             March 31, 2000 and 1999........................................................   5

           Notes to Consolidated Financial Statements.......................................   6

        Item 2. Management's Discussion and Analysis or Plan of Operation...................   9

Part II  Other Information

        Item 1. Legal Proceedings...........................................................  13

        Item 5. Other Information...........................................................  14

        Item 6. Exhibits and Reports on Form 8-K............................................  14

Signatures..................................................................................  15


                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  (UNAUDITED)
                                     ASSETS                                        MARCH 31,             DECEMBER 31,
                                                                                      2000                   1999
                                                                                  ------------           ------------
Current assets:
  Cash and cash equivalents ................................................      $    213,844           $    348,832
  Marketable Securities ....................................................           817,412                719,376
  Accounts receivable, trade ...............................................           582,513                314,518
  Notes receivable .........................................................            16,667                 60,000
  Inventory ................................................................           175,993                167,775
  Prepaid expenses and other assets ........................................            48,683                 52,312
                                                                                  ------------           ------------

    Total current assets ...................................................         1,855,112              1,662,813

  Property, plant and equipment, net .......................................         1,839,559              1,437,246
  Intangible assets, net ...................................................         1,255,316                836,021
  Other Assets .............................................................             7,250                  7,250
                                                                                  ------------           ------------
    Total assets ...........................................................      $  4,957,237           $  3,943,330
                                                                                  ============           ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................      $    917,583           $    751,225
  Current portion of long-term debt ........................................             5,578                  5,473
  Obligations under capital lease ..........................................            26,545                 31,432
  Notes payable ............................................................           250,000                250,000
  Accrued liabilities ......................................................           387,717                723,842
  Customer deposits ........................................................           221,813                256,947
                                                                                  ------------           ------------

    Total current liabilities ..............................................         1,809,236              2,018,919

Notes payable, long-term ...................................................           120,189                 21,623

Commitments and contingencies ..............................................                --                     --

Minority interest in subsidiary ............................................                --                 22,547

Stockholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares authorized;
    Series G convertible, 900 and 1,100 shares issued and outstanding at
      March 31, 2000 and December 31, 1999, respectively ...................               900                  1,100
Common stock, $.00l par value, 120,000,000 shares authorized,
  55,940,688 and 53,906,719 shares issued and outstanding at
  March 31, 2000 and December 31, 1999, respectively .......................            55,940                 53,906
Additional paid-in capital .................................................        57,911,416             55,410,993
Accumulated deficit ........................................................       (54,940,444)           (53,585,758)
                                                                                  ------------           ------------

    Total stockholders' equity .............................................         3,027,812              1,880,241
                                                                                  ------------           ------------

    Total liabilities and stockholders' equity .............................      $  4,957,237           $  3,943,330
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -----------------------------------
                                                                                       2000                   1999
                                                                                   ------------           ------------

Revenues
    License Fees and Royalties .............................................       $     25,500           $  5,632,156
    Other ..................................................................            888,274                 24,961
                                                                                   ------------           ------------
      Total Revenues .......................................................            913,774              5,657,117
                                                                                   ------------           ------------

Cost of sales ..............................................................            664,091                 19,431
Selling, general and administrative expenses ...............................          1,560,655              1,221,288
Research and development ...................................................            364,967                380,849
                                                                                   ------------           ------------

  Operating costs and expenses .............................................          2,589,713              1,621,568

  Income (loss) from operations ............................................         (1,675,939)             4,035,549

Other income (expense), net ................................................            298,706               (109,009)
                                                                                   ------------           ------------

  Income (loss) before taxes and minority interest in subsidiary earnings ..         (1,377,233)             3,926,540

Minority interest in subsidiary earnings ...................................             22,547                     --
                                                                                   ------------           ------------

  Income (loss) before taxes ...............................................         (1,354,686)             3,926,540

Provision for taxes ........................................................                 --                555,556
                                                                                   ------------           ------------

      Net income (loss) ....................................................       $ (1,354,686)          $  3,370,984
                                                                                   ============           ============

Less preferred stock dividend ..............................................            (27,500)               (38,945)
                                                                                   ------------           ------------

Net income (loss) applicable to common stockholders ........................       $ (1,382,186)          $  3,332,039
                                                                                   ============           ============

Earnings (loss) per share
  Basic ....................................................................       $      (0.03)          $       0.07
                                                                                   ============           ============
  Diluted ..................................................................       $      (0.03)          $       0.06
                                                                                   ============           ============

Average shares outstanding
  Basic ....................................................................         54,236,200             47,798,022
                                                                                   ============           ============
  Diluted ..................................................................         54,236,200             54,852,952
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                            2000                  1999
                                                                         -----------           -----------

Cash flows from operating activities:
      Net income (loss) ...........................................      $(1,354,686)          $ 3,370,984
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
      Minority interest in subsidiary earnings ....................          (22,547)                   --
      Depreciation and amortization expense .......................          110,940                19,594
      Interest paid in common stock ...............................            7,669                35,099
      Common shares issued for services ...........................          675,000                    --
      Net realized and unrealized gain on marketable securities ...         (303,207)                   --
      Changes in assets and liabilities:
        Accounts receivable, trade ................................         (267,995)              101,691
        Notes receivable ..........................................           43,333                    --
        Inventory .................................................           (8,218)               (2,000)
        Prepaid expenses and other current assets .................            3,629               (20,980)
        Accounts payable and accrued liabilities ..................           55,233               342,583
        Customer deposits and other current liabilities ...........          (35,134)              212,493
                                                                         -----------           -----------

           Total adjustments ......................................          245,203               688,480
                                                                         -----------           -----------

        Net cash provided by (used in) operating activities .......       (1,095,983)            4,059,464
                                                                         -----------           -----------

Cash flows from investing activities:
      Capital expenditures ........................................         (446,548)                   --
      Increase in deposits ........................................               --                  (333)
      Purchase of marketable securities ...........................       (1,116,852)                   --
      Proceeds from the marketable securities .....................        1,322,023                    --
                                                                         -----------           -----------

        Net cash used in investing activities .....................         (241,377)                 (333)
                                                                         -----------           -----------

Cash flows from financing activities:
      Repayment of notes payable ..................................           (6,216)             (410,000)
      Proceeds from notes payable .................................               --               250,000
      Proceeds of stock issuance, net of costs ....................        1,208,588               214,864
                                                                         -----------           -----------

        Net cash provided by financing activities .................        1,202,372                54,864
                                                                         -----------           -----------

Net increase (decrease) in cash and cash equivalents ..............         (134,998)            4,113,995

Cash and cash equivalents, beginning of period ....................          348,832                 2,636
                                                                         -----------           -----------

Cash and cash equivalents, end of period ..........................      $   213,844           $ 4,116,631
                                                                         ===========           ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-KSB. The consolidated balance sheet information for December 31, 1999 has been derived from the audited consolidated financial statements at that date.


2.  Supplemental Cash Flow Information

    Cash paid for interest for the three months ended March 31, 2000 and 1999 was $3,129 and $19,173, respectively. Cash paid for foreign taxes was $555,556 in 1999. No cash was paid for foreign taxes in 2000. In the three months ended March 31, 2000, the Company also had non-cash transactions related to the issuance of its common stock in exchange for the minority interest in its FEPET subsidiary and the conversion of debt to equity. These transactions are described in greater detail in Note 3.


3.  Capital Stock

    In the quarter ended March 31, 2000, the Company issued 500,000 restricted shares of its common stock for a total of $750,000 in cash in an exempt offering under Regulation D of the Securities Act of 1933. The Company also received $183,588 and issued 441,595 shares as the result of the exercise of options and received $275,000 and issued 275,000 shares as the result of the exercise of warrants during the quarter.

    In March 2000, a total of 200 shares of the Company's Series G preferred shares were converted into 255,000 shares of its common stock.

    As described in greater detail in Note 4, a total of 62,374 shares of the Company's common stock were issued in February 2000 in connection with a convertible note payable in the amount of $125,000 issued by the Company in September 1999 related to the purchase of the assets of Sign Builders of America, Inc.

    In January 2000, the Company issued a total of 300,000 shares to C&A Services LLC ("C&A"), a Texas limited liability company, in connection with a marketing, consulting and advisory services agreement described in greater detail in Note 12 to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

    In February 2000, the Company issued 200,000 shares of its common stock, valued at $500,000 at the time, to Nomura Trading Co., Ltd. in exchange for Nomura's 5% minority interest in the Company's FEPET subsidiary. As a result of this transaction, the Company recorded goodwill of $486,000, which approximated the amount of the market value of the common shares issued in excess of the book value of the subsidiary's stock acquired. This goodwill is being amortized over a period of 36 months.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Notes Payable

    At December 31, 1999, the Company had a note payable in the amount of $250,000 due to a shareholder of the Company. The note arose in connection with the Company's purchase of the assets of Sign Builders of America, Inc. in September 1999. The note was payable in two equal installments due March 1, 2000 and September 1, 2000. The note and related interest is convertible into shares of common stock of the Company at the option of the note holder at a rate of $2.127 per share. In February 2000, the note holder to elected convert the installment due March 1, 2000 into shares of the Company's common stock. The note holder received a total of 62,374 shares of the Company's common stock in lieu of a principal payment of $125,000 and related interest of $7,669.

    As described in greater detail in Note 5, the Company issued three notes payable totaling $250,000 in connection with a settlement agreement in the Semi-Alloys lawsuit.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Contingencies (continued)

    This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues and raising funds through additional debt and equity offerings. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results may materially and adversely affect us.

    We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. However, at current spending levels, existing resources (including commitments) are only available to allow us to operate for a period of approximately three months from the date of this report. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic billboard product. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

6.  Related Party Transactions

    As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. The payment was initially due February 15, 1999, but the time for payment was extended to April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year until April 15, 2000. In exchange for each three month extension, the Company paid ATI $12,500. These extension payments, totaling $50,000 are to be applied against the $200,000 initial royalty payment. In April 2000, the Company and ATI agreed to an additional three month extension until July 15, 2000 for an additional extension payment of $12,500. At that time the Company can either complete the patent assignment in exchange for a payment of $137,500 or allow the agreement to lapse.

7.  Income Taxes

    As discussed in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Company had a net operating loss of approximately $51 million available to it for federal income tax purposes. A portion of that net operating loss carryforward was used to offset the taxable income for the three month period ended March 31, 1999. If this net operating loss carryforward had not been available, the Company would have recorded $1,175,000 in income tax for the three month period ended March 31, 1999. As a result of the net loss, no income taxes were recorded for the period ended March 31, 2000.

8.  Subsequent Events

    In April 2000, certain assets of Diamond.com LLC (including the principal asset, the domain name "diamond.com") were sold to Odimo, Inc. As described in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Company received a 10% ownership interest in Diamond.com LLC as a result of the sale of its rights to the domain name, "diamond.com" to Diamond.com, LLC in September 1999. The Company was guaranteed certain minimum proceeds in the event Diamond.com LLC was sold and as a result, in April 2000, we received $375,000 in cash and common stock in Odimo, Inc. with an estimated fair market value of $375,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

                                    OVERVIEW

    During the quarter ended March 31, 2000, our primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in the our Annual Report on Form 10-KSB for the year ended December 31, 1999, we expect to incur additional research and development expenses throughout 2000 in developing our CFE technology. We expect to begin receiving advertising revenues through our Electronic Billboard Technology, Inc. ("EBT") subsidiary related to its electronic billboard product in the quarter ending June 2000. We also expect monthly advertising revenues to consistently increase for the balance of the year as additional billboards are installed at customer locations.

                               RECENT DEVELOPMENTS

    In January 2000, EBT signed an agreement with Eckerd Corporation, a subsidiary of JCPenney to install two electronic billboards at Eckerd locations as part of a pilot program. Under this arrangement, EBT will sell advertising on these boards and share a portion of the advertising revenue with Eckerd. The first of these billboards was installed in March 2000 and the pilot program is currently underway.

    In April 2000, EBT signed a license agreement with Cinemark USA, Inc. whereby EBT will install its electronic billboard product at selected Cinemark locations throughout the United States. Initially five locations have been jointly selected by EBT and Cinemark. When the billboards are installed, EBT will sell advertising on the boards and share a portion of the revenues with Cinemark.

                              RESULTS OF OPERATIONS


    Our revenues for the quarter ended March 31, 2000 (the "2000 Period") totaled $913,774 compared to $5,657,117 for the quarter ended March 31, 1999 (the "1999 Period"). During the 2000 Period, we had revenues of $ 607,804 from SBOA, $260,557 from FEPET, and $45,413 in revenues from EBT. The FEPET revenues in the 2000 Period were all the result of reimbursed research expenditures under two government programs. In the 1999 Period, FEPET had revenues of $5,576,006, of which $5,555,556 was from licensing certain of its patents and patent applications to Canon, Inc. The SBOA revenues in the 2000 period were all from the sale of signs designed, manufactured, or installed by SBOA. There were no SBOA revenues in the 1999 Period. We purchased SBOA in September 1999. During the 2000 period, EBT received $25,500 in royalties under its now terminated agreement with Texas Digital Systems, Inc. ("TDS") and $19,913 in revenue from miscellaneous product sales. During the 1999 Period, EBT had revenue of $81,111, virtually all of which was related to the TDS agreement.

    We had a revenue backlog of $405,242 as of March 31, 2000. The portion of that backlog that related to SBOA was $335,430. The remaining backlog of $69,812 relates to uncompleted research contracts at FEPET. Our backlog of $217,363 at March 31, 1999 consisted of research contracts at FEPET. EBT had no backlog at either March 31, 2000 or 1999. EBT expects to begin generating advertising revenue in the quarter ended June 2000 as a result of the installation of its electronic billboards at customer sites.

    FEPET received contract research revenues from government contracts of $260,557 during the 2000 period. Of this, $215,709 was related to the National Institute of Science and Technology ("NIST") contract. The majority of these expenditures were made by subcontractors and the revenue represents reimbursement of those costs. This program ends May 31, 2000. At March 31, 2000, FEPET had a research backlog of anticipated future revenues from governmental research contracts of $69,812. We may apply for additional government contacts in the future, if the proposed work relates directly to our core technologies. We are continuing to fund research and development of our CFE technology despite the unavailability of any significant reimbursement for these costs. Our ability to perform continued research should not require significant additional personnel.

    For the 2000 Period, our cost of sales was $664,091, or 71% of revenues, as compared with $19,431, which was less than 1% of revenues, for the 1999 Period. The resulting margin of 29% in the 2000 Period was substantially lower than the 99% margin in the 1999 Period. This decreased margin resulted from a combination of factors. First, substantially all of our revenue in the 1999 Period resulted from royalty agreements that had minimal ongoing costs associated with the agreement. The revenues in the 2000 Period were from SBOA, which had a margin of approximately 38% and FEPET. Since the FEPET revenues represent reimbursement of costs under research contracts, there is no margin associated with those revenues. We expect our future margins to increase substantially from the 29% margin in this quarter as EBT begins to generate advertising revenue from its electronic billboards and as FEPET enters into additional license or royalty agreements.

    Our selling, general, and administrative expenses were $1,547,155 for the 2000 Period, compared with $1,221,288 for the 1999 Period. The primary reason for the increase was selling, general, and administrative expenses associated with SBOA during the 2000 Period. Since SBOA was not acquired until September 1999, there were no selling, general, and administrative expenses associated with SBOA during the 1999 period. We incurred research and development expenses of $ 364,967 for the 2000 Period. This was similar to the $380,849 incurred in the 1999 Period. We expect to continue to incur expense in 2000 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic billboard technology.

    Our other income of $298,706 in the 2000 Period was primarily the result of net realized and unrealized gains on our marketable securities portfolio. Our other expense in the 1999 Period was primarily the result of interest expense of approximately $34,000 and expenses accrued related to a potential settlement in the Semi-Alloys case of $75,000.

                               FINANCIAL CONDITION

    At March 31, 2000, we had cash and cash equivalents in the amount of $213,844 as compared with cash and cash equivalents of $348,832 at December 31, 1999. This decrease in cash is primarily the result of cash used in operation and investing activities offset by the cash provided by financing activities . The cash used in operations was primarily the result of our net operating loss for the period. Based on the developmental stages of the Company's CFE technology and electronic billboard product, additional debt, equity, sale of product distribution or technology rights, or other financing will be required in the future. Although we expect to obtain acceptable financing for our future operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

    As described in greater detail in the notes to the financial statements, we received proceeds of $1,208,588 from the issuance of common stock, including shares related to options and warrants, during the quarter ended March 31, 2000. This resulted in net cash provided by financing activities of $1,202,372 for the 2000 Period. Cash provided by financing activities of $54,864 for the 1999 Period was substantially lower because of the funds provided by the Canon license agreement in the 1999 Period.

    Cash provided by operating activities was $4,059,564 for the 1999 Period compared to cash used in operating activities of $1,095,983 for the 2000 Period. The main reason for the decrease from the 1999 Period was that the 1999 Period included $5,555,556 of revenue related to the Canon license agreement, while there was no such license agreement during the 2000 Period.

    Cash used in investing activities during the 2000 Period was $241,377 as compared with cash used by investing activities of $333 for the 1999 Period. The cash used in the 2000 Period was primarily the result of expenditures related to the construction of billboards, partially offset by funds generated by our marketable securities portfolio. The cash used in the 1999 Period resulted from the purchase of equipment.

    The principal source of our liquidity has been the funds received from our initial public offering and from subsequent foreign and exempt offerings of common stock or debt instruments. We may receive additional funds from the exercise of warrants or stock options, although there can be no assurance that such warrants or options will be exercised. When we need additional funds, we may seek to sell additional debt or equity securities, or sell or license certain technology rights. We may seek to increase our liquidity through bank borrowings or other financing. While we expect to be able to finance our future operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, the acceptance of our technology by potential licensees, and our ability to obtain additional financing in the future. Wallace Sanders & Co., independent auditors of the Company, expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Independent Auditors' Report." included in the Company's 1999 Annual Report on Form 10-KSB. We have received similar opinions from our auditors in each year since 1995.

    We expect to continue to incur substantial expenses for research and development ("R&D"), product testing, and product marketing. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Our electronic billboard product is available for installation and being installed in certain locations at the present time. Our business model calls for us to install electronic billboards and generate revenues from the sale of advertising. As a result we must incur the cost of installing the billboards and recover that cost through the advertising revenues generated by the billboards. Therefore, it is anticipated that the commercialization of our existing and proposed products will require additional capital in excess of our current funding.

    The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. We expect, however, to be operating at break even on a monthly basis by the conclusion of 2000. If revenues do not increase as rapidly as anticipated, or if product development, testing, and marketing require more funding than anticipated, we may be required to curtail our expansion or seek additional financing from other sources.

                                     OUTLOOK

    We anticipate that losses will continue in 2000 as we continue to fund the development of our CFE technology and begin installations of our electronic billboard and related electronic display products. We expect the magnitude of the losses, if they continue, to decrease. We expect to reach break-even on a monthly operating basis by the end of 2000. There can be no assurance that we will be profitable in the future. Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

    We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. However, at current spending levels, existing resources (including commitments) are only available to allow us to operate for a period of approximately three months from the date of this report. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic billboard product, which is currently available for installation. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

    This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues and raising funds through additional debt and equity offerings. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results may materially and adversely affect us.

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

    Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclaimers the Company may make on related subjects in our 10-QSB, 8-K, and 10KSB reports to the SEC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

    (b) Reports on Form 8-K:

        (1) Current Report on Form 8-K (Item 5) dated as of January 21, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SI DIAMOND TECHNOLOGY, INC.
                                   (Registrant)



Date:   May 11, 2000                             /s/ Marc W. Eller
                                   -------------------------------------------
                                   Marc W. Eller
                                   Chairman and Chief Executive
                                   Officer (Principal Executive Officer)



Date:   May 11, 2000                             /s/ Tracy Vaught
                                   -------------------------------------------
                                   Tracy Vaught
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                    Accounting Officer)

                                INDEX TO EXHIBITS


The following documents are filed as part of this Report:


  Exhibit
  -------

       11       Computation of (Loss) Per Common Share

       13       Forward-Looking Statements and Important Factors Affecting
                Future Results (pages ii - vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, incorporated by reference into the Quarterly Report on Form
                10-QSB for the fiscal quarter ended March 31, 2000).

       27       Financial Data Schedule (for SEC use only)
