Form 10QSB
period 2000-06-30
SI DIAMOND TECHNOLOGY INC
filed 2000-08-11
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2000

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

     As of August 9, 2000, the registrant had 58,342,004 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.
                                 Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX

                                                                                                        PAGE
                                                                                                        ----

Part I Financial Information

         Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets--June 30, 2000 and December 31, 1999........................    3

              Consolidated Statements of Operations--Three Months and Six Months Ended
                June 30, 2000 and 1999................................................................    4

              Consolidated Statements of Cash Flows--Six Months Ended
                June 30, 2000 and 1999................................................................    5

              Notes to Consolidated Financial Statements..............................................    6

         Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................    9

Part II  Other Information

         Item 1. Legal proceedings....................................................................   13

         Item 5. Other Information....................................................................   14

         Item 6. Exhibits and Reports on Form 8-K.....................................................   14

Signatures ...........................................................................................   15

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2000              1999
                                                                                      ------------      ------------
                                          ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $  1,526,403      $    348,832
   Marketable securities .......................................................           404,366           719,376
   Accounts receivable, trade ..................................................           286,876           314,518
   Notes receivable ............................................................                --            60,000
   Inventory ...................................................................           245,061           167,775
   Prepaid expenses and other current assets ...................................            44,457            52,312
                                                                                      ------------      ------------

     Total current assets ......................................................         2,507,163         1,662,813

   Property, plant and equipment, net ..........................................         2,119,705         1,437,246
   Intangible assets, net ......................................................         1,159,612           836,021
   Other assets ................................................................             7,250             7,250
                                                                                      ------------      ------------
     Total assets ..............................................................      $  5,793,730      $  3,943,330
                                                                                      ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................      $    853,472      $    751,225
   Current portion of long-term debt ...........................................             5,693             5,473
   Obligations under capital lease .............................................            21,657            31,432
   Notes payable ...............................................................           700,000           250,000
   Accrued liabilities .........................................................           480,855           723,842
   Customer deposits ...........................................................           222,506           256,947
                                                                                      ------------      ------------

     Total current liabilities .................................................         2,284,183         2,018,919

Notes payable, long-term .......................................................            18,719            21,623
                                                                                      ------------      ------------

Total Liabilities ..............................................................         2,302,902         2,040,542

Commitments and contingencies ..................................................                --                --

Minority interest in subsidiary ................................................                --            22,547

Stockholders' equity :
   Preferred stock, $1.00 par value, 2,000,000 shares authorized; Series G convertible, 900 and 1,100 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively .......................               900             1,100
   Common stock, $.00l par value, 120,000,000 shares authorized,
   58,101,840 and 53,906,719 shares issued and outstanding at
   June 30, 2000 and December 31, 1999, respectively ...........................            58,101            53,906
Additional paid-in capital .....................................................        59,796,375        55,410,993
Accumulated deficit ............................................................       (56,364,548)      (53,585,758)
                                                                                      ------------      ------------

     Total stockholders' equity ................................................         3,490,828         1,880,241
                                                                                      ------------      ------------

     Total liabilities and stockholders' equity ................................      $  5,793,730      $  3,943,330
                                                                                      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 For the Three Months Ended       For the Six Months Ended
                                                                          June 30,                        June 30,
                                                                ----------------------------    ----------------------------
                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------

Revenues
    License fees and royalties .............................          25,500          63,250          25,500       5,695,406
    Other ..................................................         607,190          79,130       1,520,964         104,091
                                                                ------------    ------------    ------------    ------------
       Total Revenues ......................................         632,690         142,380       1,546,464       5,799,497
                                                                ------------    ------------    ------------    ------------

Cost of sales ..............................................         456,667          80,660       1,120,758         100,091
Selling, general and administrative expenses ...............       1,007,184         574,348       2,567,838       1,795,636
Research and development ...................................         480,134         378,549         845,101         759,398
                                                                ------------    ------------    ------------    ------------

     Operating costs and expenses ..........................       1,943,985       1,033,557       4,533,697       2,655,125

Income (loss) from operations ..............................      (1,311,295)       (891,177)     (2,987,233)      3,144,372

Other income (expense), net ................................        (112,809)         83,539         185,896         (25,470)
                                                                ------------    ------------    ------------    ------------

Income (loss) before taxes and
         minority interest in subsidiary earnings ..........      (1,424,104)       (807,638)     (2,801,337)      3,118,902

Minority interest in subsidiary earnings ...................              --              --          22,547              --
                                                                ------------    ------------    ------------    ------------

Income (loss) before taxes .................................      (1,424,104)       (807,638)     (2,778,790)      3,118,902

Provision for taxes ........................................              --              --              --         555,556
                                                                ------------    ------------    ------------    ------------

Net Income (loss) ..........................................      (1,424,104)       (807,638)     (2,778,790)      2,563,346

Less preferred stock dividend ..............................         (22,500)        (38,750)        (50,000)        (77,695)
                                                                ------------    ------------    ------------    ------------

Net income (loss) applicable to common shareholders ........    $ (1,446,604)   $   (846,388)   $ (2,828,790)   $  2,485,651
                                                                ============    ============    ============    ============

Earnings (loss) per share

     Basic .................................................    $      (0.03)   $      (0.02)   $      (0.05)   $       0.05
                                                                ============    ============    ============    ============
     Diluted ...............................................    $      (0.03)   $      (0.02)   $      (0.05)   $       0.05
                                                                ============    ============    ============    ============

Weighted average shares outstanding

     Basic .................................................      55,778,265      50,773,826      55,610,804      49,294,145
                                                                ============    ============    ============    ============
     Diluted ...............................................      55,778,265      50,773,826      55,610,804      55,569,195
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------

Cash flows from operating activities:
    Net income (loss) .....................................................      $ (2,778,790)     $  2,563,346
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
      Minority interest in subsidiary earnings ............................           (22,547)               --
      Depreciation and amortization expense ...............................           299,716            46,279
      Net realized and unrealized gain (loss) on marketable securities ....          (209,950)               --
      Interest paid in common stock .......................................             7,669            44,852
      Common shares issued for services ...................................           675,000                --
      Changes in assets and liabilities:
        Accounts receivable, trade ........................................            27,642            78,230
        Notes receivable ..................................................            60,000                --
        Inventory .........................................................           (77,286)            3,200
        Prepaid expenses and other current assets .........................             7,855          (310,275)
        Accounts payable and accrued liabilities ..........................            84,260          (493,012)
        Customer deposits and other current liabilities ...................           (34,441)          140,073
                                                                                 ------------      ------------
             Total adjustments ............................................           817,918          (490,653)
                                                                                 ------------      ------------
       Net cash provided by (used in) operating activities ................        (1,960,872)        2,072,693
                                                                                 ------------      ------------
Cash flows from investing activities:
       Capital expenditures ...............................................          (805,766)          (42,500)
       Proceeds from the sale of marketable securities ....................         2,196,331                --
       Purchase of marketable securities ..................................        (1,671,371)               --
       Decrease in deposits and other assets ..............................                --             2,900
                                                                                 ------------      ------------
        Net cash used in investing activities .............................          (280,806)          (39,600)
                                                                                 ------------      ------------
Cash flows from financing activities:
       Repayment of notes payable .........................................           (37,459)         (410,000)
       Proceeds from notes payable ........................................           375,000           250,000
       Proceeds of stock issuance, net of costs ...........................         3,081,708           517,893
                                                                                 ------------      ------------
        Net cash provided by financing activities .........................         3,419,249           357,893
                                                                                 ------------      ------------
Net increase in cash and cash equivalents .................................         1,177,571         2,390,986
Cash and cash equivalents, beginning of period ............................           348,832             2,636
                                                                                 ------------      ------------
Cash and cash equivalents, end of the period ..............................      $  1,526,403      $  2,393,622
                                                                                 ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1999 has been derived from the audited financial statements at that date.

2.       Supplemental Cash Flow Information

         Cash paid for interest for the six months ended June 30, 2000 and 1999 was approximately $10,145 and $19,173, respectively. Cash paid for foreign taxes was $555,556 in 1999. No cash was paid for foreign taxes in 2000. In the six months ended June 30, 2000, the Company also had non-cash transactions related to the issuance of its common stock in exchange for the minority interest in its FEPET subsidiary and the conversion of debt to equity. These transactions are described in greater detail in Note 3.

3.       Stockholders' Equity

         In the six months ended June 30, 2000, the Company issued a total of 2,000,000 restricted shares of its common stock for a total of $2,300,000 in cash in a series of exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $406,708 and issued 1,002,747 shares as the result of the exercise of options and received $375,000 and issued 375,000 shares as the result of the exercise of warrants during the quarter.

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

         In January 2000, the Company issued a total of 300,000 shares valued at $675,000 to C&A Services LLC ("C&A"), a Texas limited liability company, in connection with a marketing, consulting and advisory services agreement described in greater detail in Note 12 to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Notes Payable

         At December 31, 1999, the Company had a note payable in the amount of $250,000 due to a shareholder of the Company. The note arose in connection with the Company's purchase of the assets of Sign Builders of America, Inc. in September 1999. The note was payable in two equal installments due March 1, 2000 and September 1, 2000. The note and related interest is convertible into shares of common stock of the Company at the option of the note holder at a rate of $2.127 per share. In February 2000, the note holder elected to convert the installment due March 1, 2000 into shares of the Company's common stock. The note holder received a total of 62,374 shares of the Company's common stock in lieu of a principal payment of $125,000 and related interest of $7,669.

         As described in greater detail in Note 5, the Company issued three notes payable totaling $225,000 in connection with a settlement agreement in the Semi-Alloys lawsuit.

5.       Contingencies

Customer Claim at Plasmatron Coatings and Systems, Inc.

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint named Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. Semi-Alloys claimed the equipment did not perform as required under the contract. Semi-Alloys sought to recover compensatory, consequential and incidental damages. In January 2000, the Company agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. The Company agreed to pay a total of $450,000, of which $225,000 was paid at signing. The Company signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum. The first note in the amount of $25,000 was paid when due in April 2000. In exchange for this settlement, and upon complete payment of the notes, the Company will receive a complete release from further liability from both the plaintiff and the co-defendant. The entire amount of this settlement was included in accrued liabilities at December 31, 1999.

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

Outlook

         We anticipate that losses will continue as we fund the development of our CFE technology and accelerate installations of our electronic billboard and related electronic display products. We expect the magnitude of the losses to decrease. We expect to reach break-even on a monthly operating basis in 2001. There can be no assurance that we will be profitable in the future. Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       Contingencies (continued)

         The Company has developed a plan to allow it to maintain operations until the Company is able to sustain itself on its own revenue. The plan is primarily dependent on raising funds through the licensing of its technology and through strategic partners and debt offerings. The Company is also concentrating on raising revenue by installing its electronic billboard and related display products at customer sites. Management believes that it has the ability to continue to raise additional funding, if necessary, to enable it to continue operations until its plan can be completed. At the present time the Company has existing cash available to sustain it for a period of approximately two months from the date of this report at current spending levels and based on current spending plans.

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

6.       Related Party Transactions

         As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, SI Diamond's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 to ATI. The initial payment was originally due February 15, 1999, but the time for payment has been extended for an indefinite time period. A total of $62,500 has been paid for this extension. SI Diamond can complete the assignment of the patent at any time by paying the remaining $137,500 to ATI.

7.       Income Taxes

         As discussed in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Company had a net operating loss carryforward of approximately $51 million available to it for federal income tax purposes. A portion of that net operating loss carryforward was used to offset the taxable income for the six month period ended June 30, 1999. If this net operating loss carryforward had not been available, the Company would have recorded $900,000 in income tax for the six month period ended June 30, 1999. As a result of the net loss, no income taxes were recorded for the period ended June 30, 2000.

8.       Subsequent Events

         In July 2000, we completed the acquisition of certain patents related to the use of carbon nanotubes for field emission applications. We issued 240,164 shares of our common stock, valued at $250,000 in exchange for these patents.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                    OVERVIEW

         During the six months ended June 30, 2000, the Company's primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in the our Annual Report on Form 10-KSB for the year ended December 31, 1999, we expect to incur additional research and development expenses throughout 2000 in developing our CFE technology. Our Electronic Billboard Technology, Inc. ("EBT") subsidiary began receiving advertising revenue related to its electronic billboard product in the quarter ending June 2000. We also expect monthly advertising revenues to consistently increase for the balance of the year as additional billboards are installed at customer locations.

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

         In May 2000, FEPET signed a license agreement related to carbon nanotubes for field emission applications that will be a significant addition to our intellectual property portfolio. The transaction was completed in July 2000 when approximately 240,000 shares of common stock valued at $250,000 were issued to the licensor of the patent.

         On July 1, 2000 EBT took over operation of a billboard located in a prime location along Interstate Highway 35 in Austin, Texas. If EBT obtains the necessary approvals, it will install an electronic billboard at that location.

                              RESULTS OF OPERATIONS

         Our revenues for the second quarter ended June 30, 2000 totaled $632,690 compared to $142,380 for the second quarter of 1999. We earned $1,546,464 in revenues during the six month period ended June 30, 2000, (the "2000 Period") as compared with $5,799,497 during the six month period ended June 30, 1999 (the "1999 Period"). During the 2000 Period, we had revenues of $1,162,142 from SBOA, $330,329 from FEPET, and $53,993 in revenues from EBT. The FEPET revenues in the 2000 Period were all the result of reimbursed research expenditures under two government programs. In the 1999 Period, FEPET had revenues of $5,648,426, of which $5,555,556 was from licensing certain of its patents and patent applications to Canon, Inc. The SBOA revenues in the 2000 period were all from the sale of signs designed, manufactured, or installed by SBOA. There were no SBOA revenues in the 1999 Period since we purchased SBOA in September 1999. During the 2000 period, EBT received $25,500 in royalties under its now terminated agreement with Texas Digital Systems, Inc. ("TDS"), $27,413 in revenue from miscellaneous product sales, and $1,080 of advertising revenue related to its recently installed electronic billboard. During the 1999 Period, EBT had revenue of $151,071, virtually all of which was related to the TDS agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         We had a revenue backlog of $240,020 as of June 30, 2000. This backlog consists of $220,000 of contracts in process at SBOA and $20,020 of advertising commitments at EBT. EBT had no backlog at June 30, 1999. The entire backlog of $144,843 at June 30, 1999 was related to research contracts in process at FEPET at that time. FEPET had no backlog at June 30, 2000. We had contract research revenues of $330,329 in the 2000 period and no contract research revenues in the 1999 period. We have no current backlog of anticipated future revenues from governmental research contracts. We intend to apply for research contracts related to our core technology research, however we will continue to fund this research regardless of the availability of any reimbursement for these costs. Our ability to perform continued research should not require significant additional personnel.

         For the 2000 Period, our cost of sales were $1,120,758, or a gross margin of 28%, as compared with $100,091 or a gross margin of 98%, for the 1999 Period. This decreased margin resulted from a combination of factors. First, substantially all of the Company's revenue in the 1999 Period resulted from royalty agreements that have minimal ongoing costs associated with the agreement. The revenue in the 2000 period was primarily from the construction of signs, which have normal margins in the 40% range and the reimbursement of research costs, which have no margin. We expect our future margins to increase substantially from the 28% margin in this quarter as EBT begins to generate advertising revenue from its electronic billboards and as FEPET enters into additional license or royalty agreements.

         Our selling, general, and administrative expenses were $2,567,838 for the 2000 Period, compared with $1,795,636 for the 1999 Period. The primary reason for the increase was selling, general, and administrative expenses associated with SBOA during the 2000 Period. Since SBOA was not acquired until September 1999, there were no selling, general, and administrative expenses associated with SBOA during the 1999 period. We incurred research and development expenses of $845,101 for the 2000 Period. This was slightly higher than the $759,398 incurred in the 1999 Period and results from a higher level of research activity. We expect to continue to incur expense throughout the remainder of 2000 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic billboard technology.

         Our other income of $185,896 in the 2000 Period was primarily the result of net realized and unrealized gains and losses on our marketable securities portfolio, including the gain recognized on the sale of Diamond.com LLC. Our other expense in the 1999 Period was primarily the result of interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents in the amount of $1,526,403 as compared with cash and cash equivalents of $348,832 at December 31, 1999. This increase in cash is primarily the result of proceeds from the issuance of our common stock, offset by cash used in operating activities. Based on the developmental stages of the Company's CFE technology and electronic billboard product, additional debt, equity, sale of product distribution or technology rights, or other financing will be required in the future. Although we expect to obtain acceptable financing for our future operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

         As described in greater detail in the notes to the financial statements, the Company received proceeds of $3,081,708 from the issuance of common stock and $375,000 from the issuance of notes payable during the six months ended June 30, 2000. The Company also repaid $37,459 of notes payable during this period. This resulted in net cash provided by financing activities of $3,419,249 for the 2000 Period. Cash provided by financing activities was $357,893 for the 1999 Period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         Cash used in operating activities was $1,960,872 for the 2000 Period compared to cash provided by operating activities of $2,072,693 for the 1999 Period. The decrease in the cash provided by operating activities was primarily the result of the patent license agreement signed during the 1999 Period. No revenue from patent license agreements was included in the 2000 Period.

         Cash used in investing activities during the 2000 Period was $280,806 as compared with cash used in investing activities of $39,600 for the 1999 Period. The cash used in the 2000 Period resulted from capital expenditures related to electronic billboards, partially offset by net proceeds from the sale of marketable securities. The cash used in investing activities in the 1999 period was the result of the acquisition of minor amounts of capital equipment.

         The principal source of our liquidity has been the funds received from our initial public offering and from subsequent foreign and exempt offerings of common stock or debt instruments. We may receive additional funds from the exercise of warrants or stock options, although there can be no assurance that such warrants or options will be exercised. When we need additional funds, we may seek to sell additional debt or equity securities, or sell or license certain technology rights. We may seek to increase our liquidity through bank borrowings or other financing. While we expect to be able to finance our future operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, the acceptance of our technology by potential licensees, and our ability to obtain additional financing in the future. WallaceSanders & Company, independent auditors of the Company, expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Independent Auditors' Report." included in the Company's 1999 Annual Report on Form 10-KSB. We have received similar opinions from our auditors in each year since 1995.

         We expect to continue to incur substantial expenses for research and development ("R&D"), product testing, and product marketing. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Our electronic billboard product is available for installation and is being installed in certain locations at the present time. Our business model calls for us to install electronic billboards and generate revenues from the sale of advertising. As a result we must incur the cost of installing the billboards and recover that cost through the advertising revenues generated by the billboards. Therefore, it is anticipated that the commercialization of our existing and proposed products will require additional capital in excess of our current funding.

         The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. We expect, however, to be operating at break even on a monthly basis in 2001. If revenues do not increase as rapidly as anticipated, or if product development, testing, and marketing require more funding than anticipated, we may be required to curtail our expansion or seek additional financing from other sources.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                     OUTLOOK

         We anticipate that losses will continue in 2000 as we continue to fund the development of our CFE technology and begin installations of our electronic billboard and related electronic display products. We expect the magnitude of the losses, if they continue, to decrease. We expect to reach break-even on a monthly operating basis in 2001. There can be no assurance that we will be profitable in the future. Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

         We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. However, at current spending levels, existing resources (including commitments) are only available to allow us to operate for a period of approximately two months from the date of this report. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic billboard product, which is currently available for installation. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues and raising funds through additional debt and equity offerings. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of our products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results may materially and adversely affect us.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. Semi-Alloys claims the equipment does not perform as required under the contract. Semi-Alloys sought to recover compensatory, consequential and incidental damages. In January 2000, the Company agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. The Company agreed to pay a total of $450,000, of which $225,000 was due at signing. The Company signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum. The first note in the amount of $25,000 was paid when due in April 2000. In exchange for this settlement, and upon payment of the notes, the Company will receive a complete release from further liability from both the plaintiff and the co-defendant. The entire amount of this settlement is included in accrued liabilities at December 31, 1999.

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

         Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclaimers the Company may make on related subjects in our 10-QSB, 8-K, and 10KSB reports to the SEC


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

         (b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K (Item 5) dated as of April 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SI DIAMOND TECHNOLOGY, INC.
                           (Registrant)


Date: August 11, 2000                        /s/ Marc W. Eller
                           ----------------------------------------------------
                           Marc W. Eller
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)


Date: August 11, 2000                        /s/ Tracy Vaught
                           ----------------------------------------------------
                           Tracy Vaught
                           Chief Financial Officer
                           (Principal Financial Officer and Principal Accounting Officer)

                                INDEX TO EXHIBITS

The following documents are filed as part of this Report:

   Exhibit
   -------

      10         Patent license agreement between SI Diamond Technology, Inc. and Till Keesmann

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