Form 10QSB/A
period 2000-03-31
SI DIAMOND TECHNOLOGY INC
filed 2000-11-13
CIK 891417

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

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX

                                                                                  PAGE
                                                                                  ----
Part I  Financial Information

      Item 1.  Financial Statements

         Consolidated Balance Sheets--March 31, 2000 and December 31, 1999...         3

         Consolidated Statements of Operations--Three Months Ended
           March 31, 2000 and 1999...........................................         4

         Consolidated Statements of Cash Flows--Three Months Ended
           March 31, 2000 and 1999...........................................         5

         Notes to Consolidated Financial Statements..........................         6

      Item 2.  Management's Discussion and Analysis or Plan of Operation.....         9

Part II  Other Information

      Item 1. Legal Proceedings..............................................        13

      Item 5.  Other Information.............................................        14

      Item 6.  Exhibits and Reports on Form 8-K..............................        14

Signatures ..................................................................        15

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                  MARCH 31,             DECEMBER 31,
                                                                                     2000                   1999
                                                                                 ------------           ------------
                          ASSETS
Current assets:
  Cash and cash equivalents ...........................................          $    213,844           $    348,832
  Marketable Securities ...............................................               817,412                719,376
     Accounts receivable, trade .......................................               582,513                314,518
  Notes receivable ....................................................                16,667                 60,000
  Inventory ...........................................................               175,993                167,775
  Prepaid expenses and other assets ...................................                48,683                 52,312
                                                                                 ------------           ------------

   Total current assets ...............................................             1,855,112              1,662,813

  Property, plant and equipment, net ..................................             1,839,559              1,437,246
  Intangible assets, net ..............................................               782,816                836,021
  Other Assets ........................................................                 7,250                  7,250
                                                                                 ------------           ------------
   Total assets .......................................................          $  4,484,737           $  3,943,330
                                                                                 ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................          $    917,583           $    751,225
  Current portion of long-term debt ...................................                 5,578                  5,473
  Obligations under capital lease .....................................                26,545                 31,432
  Notes payable .......................................................               250,000                250,000
  Accrued liabilities .................................................               387,717                723,842
  Customer deposits ...................................................               221,813                256,947
                                                                                 ------------           ------------

   Total current liabilities ..........................................             1,809,236              2,018,919

Notes payable, long-term ..............................................               120,189                 21,623

Commitments and contingencies .........................................                    --                     --

Minority interest in subsidiary .......................................                    --                 22,547

Stockholders' equity:
  Preferred stock, $1.00 par value, 2,000,000 shares authorized;
   Series G convertible, 900 and 1,100 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively ...............                   900                  1,100
  Common stock, $.00l par value, 120,000,000 shares authorized,
   55,940,688 and 53,906,719 shares issued and outstanding at
   March 31, 2000 and December 31, 1999, respectively .................                55,940                 53,906
  Additional paid-in capital ..........................................            57,911,416             55,410,993
  Accumulated deficit .................................................           (55,412,944)           (53,585,758)
                                                                                 ------------           ------------
   Total stockholders' equity .........................................             2,555,312              1,880,241
                                                                                 ------------           ------------

   Total liabilities and stockholders' equity .........................          $  4,484,737           $  3,943,330
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     FOR  THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   -----------------------------------
                                                                                       2000                   1999
                                                                                   ------------           ------------
Revenues

   License Fees and Royalties ...........................................          $     25,500           $  5,632,156
   Other ................................................................               888,274                 24,961
                                                                                   ------------           ------------
     Total Revenues .....................................................               913,774              5,657,117
                                                                                   ------------           ------------

Cost of sales ...........................................................               664,091                 19,431
Selling, general and administrative
  expenses ..............................................................             1,547,155              1,221,288
Research and development ................................................               364,967                380,849
                                                                                   ------------           ------------

  Operating costs and expenses ..........................................             2,576,213              1,621,568

  Income (loss) from operations .........................................            (1,662,439)             4,035,549

Other income (expense), net
     Amortization of goodwill related to minority interest ..............              (486,000)                    --
     Other ..............................................................               298,706               (109,009)
                                                                                   ------------           ------------

  Income (loss) before taxes and minority interest in subsidiary earnings            (1,849,733)             3,926,540

Minority interest in subsidiary earnings ................................                22,547                     --
                                                                                   ------------           ------------

  Income (loss) before taxes ............................................            (1,827,186)             3,926,540

Provision for taxes .....................................................                    --                555,556
                                                                                   ------------           ------------

     Net income (loss) ..................................................          $ (1,827,186)          $  3,370,984
                                                                                   ============           ============

Less preferred stock dividend ...........................................               (27,500)               (38,945)
                                                                                   ------------           ------------

Net income (loss) applicable to common stockholders .....................          $ (1,854,686)          $  3,332,039
                                                                                   ============           ============

Earnings (loss) per share
  Basic .................................................................          $      (0.03)          $       0.07
                                                                                   ============           ============
  Diluted ...............................................................          $      (0.03)          $       0.06
                                                                                   ============           ============

Average shares outstanding
  Basic .................................................................            54,236,200             47,798,022
                                                                                   ============           ============
  Diluted ...............................................................            54,236,200             54,852,952
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR  THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ----------------------------------
                                                                            2000                  1999
                                                                        -----------           -----------
Cash flows from operating activities:

     Net income (loss) .......................................          $(1,827,186)          $ 3,370,984

     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Minority interest in subsidiary earnings ................              (22,547)                   --
     Depreciation and amortization expense ...................              583,440                19,594
     Interest paid in common stock ...........................                7,669                35,099
     Common shares issued for services .......................              675,000                    --
     Net realized and unrealized gain on marketable securities             (303,207)                   --
     Changes in assets and liabilities:
      Accounts receivable, trade .............................             (267,995)              101,691
      Notes receivable .......................................               43,333                    --
      Inventory ..............................................               (8,218)               (2,000)
      Prepaid expenses and other current assets ..............                3,629               (20,980)
      Accounts payable and accrued liabilities ...............               55,233               342,583
      Customer deposits and other current liabilities ........              (35,134)              212,493
                                                                        -----------           -----------
         Total adjustments ...................................              731,203               688,480
                                                                        -----------           -----------
      Net cash provided by (used in) operating activities ....           (1,095,983)            4,059,464
                                                                        -----------           -----------
Cash flows from investing activities:
     Capital expenditures ....................................             (446,548)                   --
     Increase in deposits ....................................                   --                  (333)
     Purchase of marketable securities .......................           (1,116,852)                   --
     Proceeds from the marketable securities .................            1,322,023                    --
                                                                        -----------           -----------
      Net cash used in investing activities ..................             (241,377)                 (333)
                                                                        -----------           -----------
Cash flows from financing activities:
     Repayment of notes payable ..............................               (6,216)             (410,000)
     Proceeds from notes payable .............................                   --               250,000
     Proceeds of stock issuance, net of costs ................            1,208,588               214,864
                                                                        -----------           -----------
      Net cash provided by financing activities ..............            1,202,372                54,864
                                                                        -----------           -----------

Net increase (decrease) in cash and cash equivalents .........             (134,998)            4,113,995

Cash and cash equivalents, beginning of period ...............              348,832                 2,636
                                                                        -----------           -----------

Cash and cash equivalents, end of period .....................          $   213,844           $ 4,116,631
                                                                        ===========           ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

      In February 2000, the Company issued 200,000 shares of its common stock, valued at $500,000 at the time, to Nomura Trading Co., Ltd. in exchange for Nomura's 5% minority interest in the Company's FEPET subsidiary. As a result of this transaction, the Company recorded goodwill of $486,000, which approximated the amount of the market value of the common shares issued in excess of the book value of the subsidiary's stock acquired. This goodwill was written of during the quarter.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                     SI DIAMOND TECHNOLOGY, INC.
                                     (Registrant)



Date: November 10, 2000                        /s/ Marc W. Eller
                                     ------------------------------------
                                     Marc W. Eller
                                     Chairman and Chief Executive
                                     Officer (Principal Executive Officer)



Date: November 10, 2000                        /s/ Tracy Vaught
                                     ------------------------------------
                                     Tracy Vaught
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                      Accounting Officer)

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