Form 10QSB/A
period 2000-06-30
SI DIAMOND TECHNOLOGY INC
filed 2000-11-13
CIK 891417

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

                            Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I  Financial Information                                                                       PAGE
                                                                                                    ----
         Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets--June 30, 2000 and December 31, 1999....................    3

              Consolidated Statements of Operations--Three Months and Six Months Ended
                June 30, 2000 and 1999............................................................    4

              Consolidated Statements of Cash Flows--Six Months Ended
                June 30, 2000 and 1999............................................................    5

              Notes to Consolidated Financial Statements..........................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................    9

Part II  Other Information

         Item 1.  Legal proceedings...............................................................   13

         Item 5.  Other Information...............................................................   14

         Item 6.  Exhibits and Reports on Form 8-K................................................   14

Signatures      ..................................................................................   15

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         (UNAUDITED)
                                      ASSETS                                               JUNE 30,      DECEMBER 31,
                                                                                             2000            1999
                                                                                        -------------   --------------
Current assets:
   Cash and cash equivalents..........................................................  $   1,526,403   $      348,832
   Marketable securities..............................................................        204,366          719,376
   Accounts receivable, trade.........................................................        286,876          314,518
   Notes receivable...................................................................             --           60,000
   Inventory..........................................................................        245,061          167,775
   Prepaid expenses and other current assets..........................................         44,457           52,312
                                                                                        -------------   --------------

     Total current assets.............................................................      2,307,163        1,662,813

   Property, plant and equipment, net.................................................      2,119,705        1,437,246
   Intangible assets, net.............................................................        729,612          836,021
   Other assets.......................................................................          7,250            7,250
                                                                                        -------------   --------------
     Total assets.....................................................................  $   5,163,730   $    3,943,330
                                                                                        =============   ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................................  $     853,472   $      751,225
   Current portion of long-term debt..................................................          5,693            5,473
   Obligations under capital lease....................................................         21,657           31,432
   Notes payable......................................................................        700,000          250,000
   Accrued liabilities................................................................        480,855          723,842
   Customer deposits..................................................................        222,506          256,947
                                                                                        -------------   --------------
     Total current liabilities........................................................      2,284,183        2,018,919
Notes payable, long-term..............................................................         18,719           21,623
                                                                                        -------------   --------------
Total Liabilities.....................................................................      2,302,902        2,040,542

Commitments and contingencies.........................................................             --               --

Minority interest in subsidiary.......................................................             --          22,547

Stockholders' equity :
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series G convertible, 900 and 1,100 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively................................            900            1,100
   Common stock, $.001 par value, 120,000,000 shares authorized,
     58,101,840 and 53,906,719 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively................................         58,101           53,906
Additional paid-in capital............................................................     59,796,375       55,410,993
Accumulated deficit...................................................................    (56,994,548)     (53,585,758)
                                                                                        -------------   --------------
     Total stockholders' equity ......................................................      2,860,828        1,880,241
                                                                                        -------------    -------------
     Total liabilities and stockholders' equity                                         $   5,163,730   $    3,943,330
                                                                                        =============   ==============


The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     For the Three Months Ended         For the Six Months Ended
                                                                              June 30,                          June 30,
                                                                  ------------------------------    ------------------------------
                                                                       2000              1999            2000              1999
                                                                  ------------      ------------    ------------      ------------
         Revenues
             License fees and royalties                                 25,500            63,250          25,500         5,695,406
             Other                                                     607,190            79,130       1,520,964           104,091
                                                                  ------------      ------------    ------------      ------------
                Total Revenues                                         632,690           142,380       1,546,464         5,799,497
                                                                  ------------      ------------    ------------      ------------

         Cost of sales                                                 456,667            80,660       1,120,758           100,091
         Selling, general and administrative expenses                  964,684           574,348       2,511,838         1,795,636
         Research and development                                      480,134           378,549         845,101           759,398
                                                                  ------------      ------------    ------------      ------------

              Operating costs and expenses                           1,901,485         1,033,557       4,477,697         2,655,125

         Income (loss) from operations                              (1,268,795)         (891,177)     (2,931,233)        3,144,372

         Other income (expense), net
                  Selling, general and administrative expenses            --                --          (486,000)             --
                  Other                                               (312,809)           83,539         (14,104)          (25,470)
                                                                  ------------      ------------    ------------      ------------

         Income (loss) before taxes and
                  minority interest in subsidiary earnings          (1,581,604)         (807,638)     (3,431,337)        3,118,902

         Minority interest in subsidiary earnings                         --                --            22,547              --
                                                                  ------------      ------------    ------------      ------------

         Income (loss) before taxes                                 (1,581,604)         (807,638)     (3,408,790)        3,118,902

         Provision for taxes                                              --                --              --             555,556
                                                                  ------------      ------------    ------------      ------------
         Net Income  (loss)                                         (1,581,604)         (807,638)     (3,408,790)        2,563,346

         Less preferred stock dividend                                 (22,500)          (38,750)        (50,000)          (77,695)
                                                                  ------------      ------------    ------------      ------------

         Net income (loss) applicable to common shareholders      $ (1,604,104)     $   (846,388)   $ (3,458,790)     $  2,485,651
                                                                  ============      ============    ============      ============

         Earnings (loss) per share

              Basic                                               $      (0.03)     $      (0.02)   $      (0.06)     $       0.05
                                                                  ============      ============    ============      ============
              Diluted                                             $      (0.03)     $      (0.02)   $      (0.06)     $       0.05
                                                                  ============      ============    ============      ============

         Weighted average shares outstanding

              Basic                                                 55,778,265        50,773,826      55,610,804        49,294,145
                                                                  ============      ============    ============      ============
              Diluted                                               55,778,265        50,773,826      55,610,804        55,569,195
                                                                  ============      ============    ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR  THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          2000              1999
                                                                                      -----------       -----------
         Cash flows from operating activities:
              Net income (loss) ................................................      $(3,408,790)      $ 2,563,346
                Adjustments to reconcile net income (loss) to net
                  cash provided by (used in) operating activities:
                Minority interest in subsidiary earnings .......................          (22,547)             --
                Depreciation and amortization expense ..........................          729,716            46,279
                Net realized and unrealized gain (loss) on marketable securities           (9,950)             --
                Interest paid in common stock ..................................            7,669            44,852
                Common shares issued for services ..............................          675,000              --
                Changes in assets and liabilities:
                  Accounts receivable, trade ...................................           27,642            78,230
                  Notes receivable .............................................           60,000              --
                  Inventory ....................................................          (77,286)            3,200
                  Prepaid expenses and other current assets ....................            7,855          (310,275)
                  Accounts payable and accrued liabilities .....................           84,260          (493,012)
                  Customer deposits and other current liabilities ..............          (34,441)          140,073
                                                                                      -----------       -----------
                       Total adjustments .......................................        1,447,918          (490,653)
                                                                                      -----------       -----------
                Net cash provided by (used in) operating activities ............       (1,960,872)        2,072,693
                                                                                      -----------       -----------
         Cash flows from investing activities:
                Capital expenditures ...........................................         (805,766)          (42,500)
                Proceeds from the sale of marketable securities ................        2,196,331              --
                Purchase of marketable securities ..............................       (1,671,371)             --
                Decrease in deposits and other assets ..........................             --               2,900
                                                                                      -----------       -----------
                  Net cash used in investing activities ........................         (280,806)          (39,600)
                                                                                      -----------       -----------
         Cash flows from financing activities:
                Repayment of notes payable .....................................          (37,459)         (410,000)
                Proceeds from notes payable ....................................          375,000           250,000
                Proceeds of stock issuance, net of costs .......................        3,081,708           517,893
                                                                                      -----------       -----------
                  Net cash provided by financing activities ....................        3,419,249           357,893
                                                                                      -----------       -----------
         Net increase in cash and cash equivalents .............................        1,177,571         2,390,986
         Cash and cash equivalents, beginning of period ........................          348,832             2,636
                                                                                      -----------       -----------
         Cash and cash equivalents, end of the period ..........................      $ 1,526,403       $ 2,393,622
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

     In February 2000, the Company issued 200,000 shares of its common stock, valued at $500,000 at the time, to Nomura Trading Co., Ltd. in exchange for Nomura's 5% minority interest in the Company's FEPET subsidiary. As a result of this transaction, the Company recorded goodwill of $486,000, which approximated the amount of the market value of the common shares issued in excess of the book value of the subsidiary's stock acquired. This goodwill was written off in its entirety.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                    OVERVIEW

     During the six months ended June 30, 2000, the Company's primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in the our Annual Report on Form 10-KSB for the year ended December 31, 1999, we expect to incur additional research and development expenses throughout 2000 in developing our CFE technology. Our Electonic Billboard Technology, Inc. ("EBT") subsidiary began receiving advertising revenue related to its electronic billboard product in the quarter ending June 2000. We also expect monthly advertising revenues to consistently increase for the balance of the year as additional billboards are installed at customer locations.

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

     Our selling, general, and administrative expenses were $2,511,838 for the 2000 Period, compared with $1,795,636 for the 1999 Period. The primary reason for the increase was selling, general, and administrative expenses associated with SBOA during the 2000 Period. Since SBOA was not acquired until September 1999, there were no selling, general, and administrative expenses associated with SBOA during the 1999 period. We incurred research and development expenses of $845,101 for the 2000 Period. This was slightly higher than the $759,398 incurred in the 1999 Period and results from a higher level of research activity. We expect to continue to incur expense throughout the remainder of 2000 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic billboard technology.

     Our other expense of $14,104 in the 2000 Period was primarily the result of net realized and unrealized gains and losses on our marketable securities portfolio, including the gain recognized on the sale of Diamond.com LLC. Our other expense in the 1999 Period was primarily the result of interest expense.

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



Date:    November 10, 2000                    /s/ Tracy Vaught
                                     ----------------------------------------
                                     Tracy Vaught
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

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