Form 10QSB
period 2000-09-30
SI DIAMOND TECHNOLOGY INC
filed 2000-11-13
CIK 891417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

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

                                                  Yes [X] No [ ]

     As of November 9, 2000, the registrant had 59,561,032 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.

                                                  Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I  Financial Information                                                                                     PAGE
                                                                                                                  ----

         Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets--September 30, 2000  (unaudited) and December 31, 1999................    3

              Consolidated Statements of Operations--Three Months and Nine Months Ended
                September 30, 2000 and 1999 (unaudited).........................................................    4

              Consolidated Statements of Cash Flows--Nine Months Ended
                September 30, 2000 and 1999 (unaudited).........................................................    5

              Notes to Consolidated Financial Statements (unaudited)............................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................    9

Part II  Other Information

         Item 1.  Legal proceedings.............................................................................   13

         Item 4.  Submission of matters to a vote of security holders...........................................   14

         Item 6.  Exhibits and Reports on Form 8-K..............................................................   15



Signatures      ................................................................................................   16

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        (UNAUDITED)
                                      ASSETS                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                             2000            1999
                                                                                        -------------   --------------
Current assets:
   Cash and cash equivalents..........................................................  $     546,866   $      348,832
   Marketable securities..............................................................        108,285          719,376
     Accounts receivable, trade, net..................................................        328,934          314,518
   Notes receivable...................................................................             --           60,000
   Inventory..........................................................................        163,451          167,775
   Prepaid expenses and other current assets..........................................         39,158           52,312
                                                                                        -------------   --------------

     Total current assets.............................................................      1,186,694        1,662,813

   Property, plant and equipment, net.................................................      2,174,179        1,437,246
   Intangible assets, net.............................................................        897,908          836,021
   Other assets.......................................................................          8,308            7,250
                                                                                        -------------   --------------
     Total assets.....................................................................  $   4,267,089   $    3,943,330
                                                                                        =============   ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................................  $     896,026   $      751,225
   Current portion of long-term debt..................................................         23,031            5,473
   Obligations under capital lease....................................................             --           31,432
   Notes payable......................................................................        600,000          250,000
   Accrued liabilities................................................................        468,675          723,842
   Customer deposits..................................................................        133,964          256,947
                                                                                        -------------   --------------

     Total current liabilities........................................................      2,121,696        2,018,919

Notes payable, long-term..............................................................             --           21,623
                                                                                        -------------   --------------

Total Liabilities.....................................................................      2,121,696        2,040,542

Commitments and contingencies.........................................................             --               --

Minority interest in subsidiary.......................................................             --           22,547

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series G convertible, 900 and 1,100 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively.........................            900            1,100
   Common stock, $.00l par value, 120,000,000 shares authorized,
   58,877,004 and 53,906,719 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively.............................         58,877           53,906
Additional paid-in capital............................................................     60,459,037       55,410,993
Accumulated deficit...................................................................    (58,373,421)     (53,585,758)
                                                                                        -------------   --------------

     Total stockholders' equity ......................................................      2,145,393        1,880,241
                                                                                        -------------    -------------

     Total liabilities and stockholders' equity                                         $  4,267,089    $    3,943,330
                                                                                        =============   ==============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   For the Three Months Ended          For the Nine Months Ended
                                                                          September 30,                       September 30,
                                                                 ------------------------------      ------------------------------
                                                                      2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------

Revenues
  License fees and royalties .................................   $         --      $     83,950      $     25,500      $  5,779,356
  Sign construction ..........................................        642,572           157,825         1,804,714           157,825
  Other, primarily contracts .................................         22,901            67,342           381,723           171,433
                                                                 ------------      ------------      ------------      ------------
     Total Revenues ..........................................        665,473           309,117         2,211,937         6,108,614
                                                                 ------------      ------------      ------------      ------------

Cost of sales ................................................        438,689           152,045         1,559,447           252,136
Selling, general and administrative expenses .................        880,458           752,470         3,390,797         2,548,106
Research and development .....................................        675,491           360,925         1,520,591         1,120,323
                                                                 ------------      ------------      ------------      ------------

   Operating costs and expenses ..............................      1,994,638         1,265,440         6,470,835         3,920,565

Income (loss) from operations ................................     (1,329,165)         (956,323)       (4,258,898)        2,188,049

Other income (expense), net
      Gain on sale of investments ............................             --                --           375,000                --
      Gain (loss) on marketable securities ...................        (44,404)            2,411          (409,455)            2,411
      Amortization of goodwill related to minority interest ..             --                --          (486,000)               --
      Other ..................................................         (6,804)          149,934           (30,857)          114,464
                                                                 ------------      ------------      ------------      ------------


Income (loss) before taxes and
       minority interest in subsidiary earnings ..............     (1,380,373)         (803,978)       (4,810,210)        2,304,924

Minority interest in subsidiary earnings .....................             --                --            22,547                --
                                                                 ------------      ------------      ------------      ------------

Income (loss) before taxes ...................................     (1,380,373)         (803,978)       (4,787,663)        2,304,924

Provision for taxes ..........................................             --                --                --           555,556
                                                                 ------------      ------------      ------------      ------------

Net income  (loss) ...........................................     (1,380,373)         (803,978)       (4,787,663)        1,749,368

Less preferred stock dividend ................................        (22,500)          (33,221)          (72,500)         (110,916)
                                                                 ------------      ------------      ------------      ------------


Net income (loss) applicable to common shareholders ..........   $ (1,402,873)     $   (837,199)     $ (4,860,163)     $  1,638,452
                                                                 ============      ============      ============      ============

Earnings (loss) per share

   Basic .....................................................   $      (0.02)     $      (0.02)     $      (0.09)     $       0.03
                                                                 ============      ============      ============      ============
   Diluted ...................................................   $      (0.02)     $      (0.02)     $      (0.09)     $       0.03
                                                                 ============      ============      ============      ============

Weighted average shares outstanding

   Basic .....................................................     58,348,597        52,452,791        56,539,673        50,358,597
                                                                 ============      ============      ============      ============
   Diluted ...................................................     58,348,597        52,452,791        56,539,673        57,104,036
                                                                 ============      ============      ============      ============


                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           2000             1999
                                                                       -----------      -----------

Cash flows from operating activities:
   Net income (loss) .............................................     $(4,787,663)     $ 1,749,368
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Minority interest in subsidiary earnings ....................         (22,547)              --
     Depreciation and amortization expense .......................         861,652           78,894
     Net realized and unrealized loss on marketable securities ...         409,454               --
     Net realized and unrealized gain on other investments .......        (375,000)              --
     Interest paid in common stock ...............................           7,669           44,852
     Common shares  and warrants issued for services .............         675,000           66,400
     Changes in assets and liabilities:
       Accounts receivable, trade, net ...........................         (14,416)         (58,176)
       Notes receivable ..........................................          60,000               --
       Inventory .................................................           4,324          (27,235)
Prepaid expenses and other current assets ........................          13,154         (611,884)
       Accounts payable and accrued liabilities ..................         114,634         (432,203)
       Customer deposits .........................................        (122,983)          84,434
                                                                       -----------      -----------
            Total adjustments ....................................       1,610,941         (854,918)
                                                                       -----------      -----------
Net cash provided by (used in) operating activities ..............      (3,176,722)         894,450
                                                                       -----------      -----------
Cash flows from investing activities:
     Capital expenditures ........................................        (910,472)         (49,230)
     Proceeds from the sale of investments .......................         375,000               --
     Cash paid for acquisition ...................................              --         (425,911)
     Proceeds from the sale of marketable securities .............       1,996,589               --
     Purchase of marketable securities ...........................      (1,794,952)              --
     Change in deposits and other assets .........................          (1,058)           6,602
                                                                       -----------      -----------
       Net cash used in investing activities .....................        (334,893)        (468,539)
                                                                       -----------      -----------
Cash flows from financing activities:
     Repayment of notes payable ..................................        (160,497)        (412,058)
     Proceeds from notes payable .................................         375,000          250,000
     Proceeds of stock issuance, net of costs ....................       3,495,146        1,161,068
                                                                       -----------      -----------
       Net cash provided by financing activities .................       3,709,649          999,010
                                                                       -----------      -----------
Net increase in cash and cash equivalents ........................         198,034        1,424,921
Cash and cash equivalents, beginning of period ...................         348,832            2,636
                                                                       -----------      -----------
Cash and cash equivalents, end of the period .....................     $   546,866      $ 1,427,557
                                                                       ===========      ===========


                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of SI Diamond Technology, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-KSB. The balance sheet information for December 31, 1999 has been derived from the audited financial statements at that date.

2.       Revenue Recognition

         In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principals to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

2.       Supplemental Cash Flow Information

         Cash paid for interest for the nine months ended September 30, 2000 and 1999 was approximately $25,457and $24,484, respectively. Cash paid for foreign taxes was $555,556 in 1999. No cash was paid for foreign taxes in 2000. In the nine months ended September 30, 2000, we also had non-cash transactions related to the issuance of its common stock in exchange for the minority interest in its FEPET subsidiary, the acquisition of patents, and the conversion of debt to equity. These transactions are described in greater detail in Note 3.

3.       Stockholders' Equity

         In the nine months ended September 30, 2000, we issued a total of 2,462,500 restricted shares of our common stock for a total of $2,670,000 in cash in a series of exempt offerings under Regulation D of the Securities Act of 1933. We also received $450,146 and issued 1,075,247 shares as the result of the exercise of options and received $375,000 and issued 375,000 shares as the result of the exercise of warrants during the period.

         In March 2000, a total of 200 shares of our Series G preferred shares were converted into 255,000 shares of our common stock.

         As described in greater detail in Note 4, a total of 62,374 shares of our common stock were issued in February 2000 in connection with a convertible note payable in the amount of $125,000 issued by us in September 1999 related to the purchase of the assets of Sign Builders of America, Inc.

         In January 2000, we issued a total of 300,000 shares valued at $675,000 to C&A Services LLC ("C&A"), a Texas limited liability company, in connection with a marketing, consulting and advisory services agreement described in greater detail in Note 12 to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

         In February 2000, we issued 200,000 shares of our common stock, valued at $500,000 at the time, to Nomura Trading Co., Ltd. in exchange for Nomura's 5% minority interest in our FEPET subsidiary. As a result of this transaction, we recorded goodwill of $486,000, which approximated the amount of the market value of the common shares issued in excess of the book value of the subsidiary's stock acquired. This goodwill was written off.

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       Notes Payable

         At December 31, 1999, we had a note payable in the amount of $250,000 due to a shareholder of the Company. The note arose in connection with our purchase of the assets of Sign Builders of America, Inc. in September 1999. The note was payable in two equal installments due March 1, 2000 and September 1, 2000. The note and related interest is convertible into shares of our common stock at the option of the note holder at a rate of $2.127 per share. In February 2000, the note holder elected to convert the installment due March 1, 2000 into shares of our common stock. The note holder received a total of 62,374 shares of our common stock in lieu of a principal payment of $125,000 and related interest of $7,669. We have the right to make purchase price adjustments and offset claims related to the acquisition of Sign Builders of America, Inc. against the remaining balance due on the note. In September 2000, we notified the note holder that we have sufficient claims to completely offset the remaining amount due on the note. As such, no payment was made. The note holder disagreed with our claims and has indicated that he intends to initiate legal action as a means of resolving the dispute. Until such time as the dispute is resolved, the note payable has been left as a liability.

         In June 2000, we issued a total of $375,000 in unsecured notes payable, bearing interest at a rate of 15%. The notes, originally due in October 2000, have been extended indefinitely by the lenders. The notes are also convertible into our common stock at our option.

         As described in greater detail in Note 5, the Company issued three notes payable totaling $225,000 in connection with a settlement agreement in the Semi-Alloys lawsuit.


5.       Contingencies

Customer Claim at Plasmatron Coatings and Systems, Inc.

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint named Plasmatron, SI Diamond Technology, Inc., and Westchester Fire Insurance Company as defendants. Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to our ownership of Plasmatron. Semi-Alloys claimed the equipment did not perform as required under the contract. Semi-Alloys sought to recover compensatory, consequential and incidental damages. In January 2000, we agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. We agreed to pay a total of $450,000, of which $225,000 was paid at signing. We signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum. The first two notes in the amount of $25,000 and $100,000, respectively, were paid when due in April and September 2000. In exchange for this settlement, and upon complete payment of the notes, we will receive a complete release from further liability from both the plaintiff and the co-defendant. The entire amount of this settlement was included in accrued liabilities at December 31, 1999.

         On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic County. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, SI Diamond Technology, Inc., Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. The amount of this claim is to be determined at trial; however, any potential amounts due by us are dependent upon Westchester collecting from other guarantors on the bond, and those guarantors succeeding in obtaining a judgement against us. Westchester has released its claims against us. We consider this case to be without merit and expect to have the case ultimately resolved in our favor.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.       Related Party Transactions

         As described in greater detail in Item 12 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, our subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, SI Diamond's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 to ATI. The initial payment was originally due February 15, 1999, but the time for payment has been extended for an indefinite time period. A total of $62,500 has been paid for this extension. SI Diamond can complete the assignment of the patent at any time by paying the remaining $137,500 to ATI.

7.       Income Taxes

         As discussed in more detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, we had a net operating loss carryforward of approximately $51 million available for federal income tax purposes. A portion of that net operating loss carryforward was used to offset the taxable income for the six month period ended June 30, 1999. If this net operating loss carryforward had not been available, we would have recorded $900,000 in income tax for the six month period ended June 30, 1999. As a result of the net loss, no income taxes were recorded for the period ended September 30, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    OVERVIEW

         During the nine months ended September 30, 2000, our primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in the our Annual Report on Form 10-KSB for the year ended December 31, 1999, we expect to incur additional research and development expenses throughout 2000 in developing our technology. Our Electonic Billboard Technology, Inc. ("EBT") subsidiary began receiving advertising revenue related to its electronic billboard product in the quarter ending June 2000.


                               RECENT DEVELOPMENTS

         In the period from October 1, 2000 through November 6, 2000, we issued a total of 684,028 shares of our common stock in an exempt offering under Regulation D of the Securities Act of 1933 and received proceeds of $500,000.


                              RESULTS OF OPERATIONS

         Our revenues for the third quarter ended September 30, 2000 totaled $665,473 compared to $309,117 for the third quarter of 1999. We earned $2,211,937 in revenues during the nine month period ended September 30, 2000, (the "2000 Period") as compared with $6,108,614 during the nine month period ended September 30, 1999 (the "1999 Period"). During the 2000 Period, we had revenues of $1,804,714 from SBOA, $330,329 from FEPET, and $76,894 from EBT. The FEPET revenues in the 2000 Period were all the result of reimbursed research expenditures under two government programs. In the 1999 Period, FEPET had revenues of $5,721,846, of which $5,555,556 was from licensing certain of its patents and patent applications to Canon, Inc. The SBOA revenues in the 2000 period were all from the sale of signs designed, manufactured, or installed by SBOA. The revenues from SBOA in the 1999 Period were only $157,825 since we purchased SBOA in September 1999. During the 2000 period, EBT received $25,500 in royalties under its now terminated agreement with Texas Digital Systems, Inc. ("TDS"), $27,414 in revenue from miscellaneous product sales, and $23,980 of advertising revenue related to its recently installed electronic billboard and its non-electronic billboard . During the 1999 Period, EBT had revenue of $228,944, virtually all of which was related to the TDS agreement.

         We had a commercial revenue backlog of $335,178 as of September 30, 2000. This backlog consists of $322,343 of contracts in process at SBOA and $12,835 of advertising commitments at EBT. The entire backlog of $72,423 at September 30, 1999 was related to research contracts in process at FEPET at that time. EBT had no backlog at September 30, 1999. We had government contract research revenues of $330,329 in the 2000 Period and no contract research revenues in the 1999 Period. We have a current backlog of anticipated future government contract revenues of approximately $600,000 at FEPET. We intend to continue to apply for research contracts related to our core technology research, however we will continue to fund this research regardless of the availability of any reimbursement for these costs. Our ability to perform continued research should not require significant additional personnel.

         For the 2000 Period, our cost of sales were $1,559,447, or a gross margin of 29%, as compared with $252,136 or a gross margin of 96%, for the 1999 Period. This decreased margin resulted from a combination of factors. First, substantially all of the Company's revenue in the 1999 Period resulted from royalty agreements that have minimal ongoing costs associated with the agreement. The revenue in the 2000 Period was primarily from the construction of signs, which have normal margins in the 40% range and the reimbursement of research costs, which have no margin. We expect our future margins to increase substantially from the 29% margin in this quarter as EBT begins to generate advertising revenue from its electronic billboards and as FEPET enters into additional license or royalty agreements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


         Our selling, general, and administrative expenses were $3,390,797 for the 2000 Period, compared with $2,548,106 for the 1999 Period. The primary reason for the increase was selling, general, and administrative expenses associated with SBOA during the 2000 Period. Since SBOA was not acquired until September 1999, there were minimal selling, general, and administrative expenses associated with SBOA during the 1999 Period. We incurred research and development expenses of $1,520,592 for the 2000 Period. This was an increase over the $1,120,323 incurred in the 1999 Period and results from a higher level of research activity related to the Company's electronic display products. We expect to continue to incur expense throughout the remainder of 2000 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic billboard technology.

         Our other expense of $551,312 in the 2000 Period was primarily the result of the write off of goodwill associated with the repurchase of the minority interest in our FEPET subsidiary. It also included net realized and unrealized gains and losses on our marketable securities portfolio, including the gain recognized on the sale of Diamond.com LLC. Our other expense in the 1999 Period was primarily the result of interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had cash and cash equivalents in the amount of $546,866 as compared with cash and cash equivalents of $348,832 at December 31, 1999. This increase in cash is primarily the result of proceeds from the issuance of our common stock, offset by cash used in operating activities. Based on the developmental stages of our technology and electronic display products, additional debt, equity, sale of product distribution or technology rights, or other financing will be required in the future. Although we expect to obtain acceptable financing for our future operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms.

         As described in greater detail in the notes to the financial statements, we received proceeds of $3,495,146 from the issuance of our common stock and $375,000 from the issuance of notes payable during the nine months ended September 30, 2000. We also repaid $160,497 of notes payable during this period. This resulted in net cash provided by financing activities of $3,709,649 for the 2000 Period. Cash provided by financing activities was $999,010 for the 1999 Period.

         Cash used in operating activities was $3,176,722 for the 2000 Period compared to cash provided by operating activities of $894,450 for the 1999 Period. The main reason for this decrease is that the cash provided by operating activities during the 1999 period was primarily the result of the patent license agreement signed during that period. No revenue from patent license agreements was received in the 2000 Period.

         Cash used in investing activities during the 2000 Period was $334,893 as compared with cash used in investing activities of $468,539 for the 1999 Period. The cash used in the 2000 Period resulted from capital expenditures related to electronic billboards, partially offset by net proceeds from the sale of marketable securities. The cash used in investing activities in the 1999 period was the result of the acquisition of SBOA and minor amounts of capital equipment.

         The principal source of our liquidity has been the funds received from exempt offerings of common stock or debt instruments. We may receive additional funds from the exercise of warrants or stock options, although there can be no assurance that such warrants or options will be exercised. When we need additional funds, we may seek to sell additional debt or equity securities, or sell or license certain technology rights. We may seek to increase our liquidity through bank borrowings or other financing. While we expect to be able to finance our future operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, the acceptance of our technology by potential licensees, and our ability to obtain additional financing in the future. WallaceSanders & Company, independent auditors of the Company, expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated losses from operations. See "Independent Auditors' Report." included in the Company's 1999 Annual Report on Form 10-KSB. We have received similar opinions from our auditors in each year since 1995.

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


                                     OUTLOOK

         We anticipate that losses will continue in 2000 as we continue to fund the development of our technology and begin installations of our electronic billboard and related electronic display products. We expect the magnitude of the losses, if they continue, to decrease. We expect to reach break-even on a monthly operating basis in 2001. There can be no assurance that we will be profitable in the future. Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

         We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. However, at current spending levels, existing resources (including commitments) are only available to allow us to operate for a period of approximately two months from the date of this report. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic display products, which are currently available for installation. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



                           FORWARD LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-QSB which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Quarterly Report on Form 10-QSB concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, SI Diamond, through its senior management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessary estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to the completion of the development of our products, our ability to obtain capital in the future, changes in technology which could render our products obsolete and general conditions in the economy and capital markets and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claims a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. Semi-Alloys claims the equipment does not perform as required under the contract. Semi-Alloys sought to recover compensatory, consequential and incidental damages. In January 2000, the Company agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. The Company agreed to pay a total of $450,000, of which $225,000 was due at signing. The Company signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum. The first note in the amount of $25,000 was paid when due in April 2000. In exchange for this settlement, and upon payment of the notes, the Company will receive a complete release from further liability from both the plaintiff and the co-defendant. The entire amount of this settlement was included in accrued liabilities at December 31, 1999. The remaining amount due of $100,000 at September 30, 2000 is included in notes payable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On July 24, 2000 the Company held its 2000 Annual Meeting of Shareholders. The following items were presented to a vote of the holders (the "Shareholders") of the Company's issued and outstanding Common Stock and Series G Preferred Stock:

(1) The Shareholders elected David R. Sincox, Charles C. Bailey, and Dr. Zvi Yaniv to the Company's Board of Directors as Class I Directors, whose terms expire at the Company's 2003 Annual Meeting of Shareholders.

(2) The Shareholders ratified the appointment of Wallace Sanders & Company as the Company's independent auditors for the 2000 fiscal year.

         The number of votes cast for each of the above is summarized in the table below. (Pursuant to the Company's Amended and Restated Articles of Incorporation, the holders of the Company's Series G Preferred Stock cast votes equivalent to the number of shares of the Company's Common Stock into which the shares of Series G Preferred Stock were convertible as of June 5, 2000. All numbers in the table below represent shares of Common Stock or the voting equivalent thereof):

                                                                              Broker
Item Submitted to Shareholders            For        Against    Withheld     Non-Votes      Total
------------------------------            ---        -------    --------     ---------      -----

Election of David R. Sincox            48,232,471          0     116,804        0         48,349,275
Election of Dr. Zvi Yaniv              48,243,221          0     106,054        0         48,349,275
Election of Charles C. Bailey          48,232,721          0     116,554        0         48,349,275
Ratification of Wallace Sanders &
     Company as auditors               48,243,665     27,801      77,809        0         48,349,275

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:  See Index to Exhibits on page 17 for a descriptive response to this item.

     (b) Reports on Form 8-K:

         (1) Current Report on Form 8-K (Item 4) dated as of September 12, 2000.

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



Date:  November 10, 2000                                /s/ Tracy Vaught
                                     ------------------------------------------
                                     Tracy Vaught
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                INDEX TO EXHIBITS


The following documents are filed as part of this Report:

    Exhibit
    -------
       11         Computation of (Loss) Per Common Share

       27         Financial Data Schedule