Form 10KSB40
period 2000-12-31
SI DIAMOND TECHNOLOGY INC
filed 2001-03-30
CIK 891417

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000; or

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

         Common Stock, $0.001 par value

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

                                Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year: $2,724,830

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board system on March 14, 2001, was approximately $38,650,441. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 14, 2001, the registrant had 61,867,216 shares of Common Stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).

                                Yes [ ]   No [X]

================================================================================

                                TABLE OF CONTENTS

PART I   ......................................................................................................... Page 1

         Item 1.  Business........................................................................................ Page 1
         Item 2.  Properties...................................................................................... Page 9
         Item 3.  Legal Proceedings............................................................................... Page 10
         Item 4.  Submission of Matters to a Vote of Security Holders............................................. Page 11

PART II  ......................................................................................................... Page 12

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters ........................... Page 12
         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................................... Page 14
         Item 7.  Financial Statements............................................................................ Page 19
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...................................................................................... Page 51

PART III ......................................................................................................... Page 52

         Item 9.  Directors, Executive Officers, Promoters, Control Persons; Compliance with Section
                  16 (a) of the Exchange Act...................................................................... Page 52
         Item 10. Executive Compensation.......................................................................... Page 53
         Item 11. Security Ownership of Certain Beneficial Owners and Management.................................. Page 57
         Item 12. Certain Relationships and Related Transactions.................................................. Page 59
         Item 13. Exhibits and Reports on Form 8-K................................................................ Page 59


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

OUR CFE PRODUCT DEVELOPMENT IS IN ITS EARLY STAGES AND THE OUTCOME IS UNCERTAIN

         Our Carbon Field Emission ("CFE") technology, and products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. We have two leading potential CFE products. The first is a Picture Element Tube ("PET") intended for use initially in large indoor displays. If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays. The PET or displays may not be successfully developed. We are also working on a product called the HyFED, which combines what we believe to be the best properties of a cathode ray tube ("CRT") and our CFE technology. It is our intention to license this technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs. If either of these products are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products.

WE HAVE NO CURRENT ROYALTY AGREEMENTS PRODUCING REVENUE

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


                                     Page ii

OUR SUCCESS IS DEPENDENT ON OUR PRINCIPAL PRODUCTS AND TECHNOLOGY

         Our CFE technology is an emerging technology. Our financial condition and prospects are dependent upon our licensing the technology to others and upon market acceptance of our electronic display products. Additional R&D needs to be conducted on the CFE technology before others can produce products using this technology. Market acceptance of our products and products using our technology will be dependent upon the perception within the electronics and instrumentation industries of the quality, reliability, performance, efficiency, breadth of application and cost-effectiveness of the products. There can be no assurance that we will be able to gain commercial market acceptance for our products or develop other products for commercial use.

WE HAVE A HISTORY OF NET LOSSES

         We have a history of net losses. Our first profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999. We have incurred net income and losses as shown below:

                                                       Net Income
         Year Ended December 31                          (Loss)
         ----------------------                       ------------
                  1992                                $ (1,630,978)
                  1993                                $ (7,527,677)
                  1994                                $ (7,255,420)
                  1995                                $(14,389,856)
                  1996                                $(13,709,006)
                  1997                                $ (6,320,901)
                  1998                                $ (3,557,548)
                  1999                                $  1,118,134
                  2000                                $ (7,671,014)

         Although we expect to be profitable in the future, we may not be. Our profitability in 2001 is dependent on the signing of additional license agreements. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop products. We do, however, expect the magnitude of those losses, if they continue, to decrease. McGladrey & Pullen, LLP, independent auditors of the Company, have expressed uncertainty as to our ability to continue as a going concern based, in part, on our accumulated losses from operations in prior years. See "Independent Auditor's Report." We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. In order to continue our transition from a contract research and development organization to an organization with ongoing operations, we anticipate that substantial product development and introduction expenditures will continue to be incurred.

WE ARE EXPOSED TO LITIGATION LIABILITY

         We were sued in 1996 by a former customer of Plasmatron for damages that the former customer claimed that it incurred as a result of the alleged failure of the machine provided by Plasmatron to perform as intended. We were also named as a third party defendant in another suit by other guarantors under the bond. The initial lawsuit was settled in January 2000 and the related lawsuit was settled in January 2001. The majority of that settlement was paid by a bonding company that had provided a bond on the original contract and other defendants in the case. We have no further liability in this matter.

         We have other lawsuits that arise in the normal course of business, including lawsuits by various trade creditors related to payment of amounts due. We expect all lawsuits to be resolved with no material impact on our financial statements. If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.


                                    Page iii

WE HAVE FUTURE CAPITAL NEEDS AND THE SOURCE OF THAT FUNDING IS UNCERTAIN

         We expect to continue to incur substantial expenses for R&D, product testing, product introduction, production, manufacturing, product marketing, and administrative overhead. The majority of R&D expenditures are for the development of our CFE technology and our electronic display products. Our business model is based on our installing electronic display products at customer sites at our cost and then deriving advertising revenues from the signs, or from the outright sale of these products. Installation of our products at customer sites will require a significant capital investment on our part. Our outdoor electronic billboard product is available now and we have installed three units at test sites, although only minor revenues have been generated. We also have a variety of smaller electronic display products available that are intended primarily for indoor use. Some of our other proposed products may not be available for commercial sale or routine use for a period of up to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current capital. A shortage of capital may prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

         We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to fund operations until we reach that point. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology, revenue generated from the installation of our electronic billboard product, and through debt and equity offerings.

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

RAPID TECHNOLOGICAL CHANGES COULD RENDER OUR PRODUCTS OBSOLETE AND WE MAY NOT REMAIN COMPETITIVE

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

         We have also licensed certain patents related to carbon nanotube technology from Till Keesman. We are obligated to pay 50% of any royalties that we receive related to these patents to Mr. Keesman. If minimum royalties of $500,000 have not been paid by the end of May, 2002, the license will terminate at that time. If minimum royalties of $500,000 have been paid by the end of May 2002, but minimum royalties of $1,000,000 have not been paid by May, 2004, the license will terminate at that time.

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


                                     Page vi

OUR REVENUES HAVE BEEN DEPENDENT ON GOVERNMENT CONTRACTS IN THE PAST

         In previous years, a significant part of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues in recent years:

                                                 Revenues from
                                                   Government     Percentage of
         Year Ended December 31                    Contracts      Total Revenue
         ----------------------                  -------------    -------------
                  1992                             $  930,000          99%
                  1993                             $1,147,000          89%
                  1994                             $  820,000          41%
                  1995                             $1,009,000          33%
                  1996                             $2,869,000          50%
                  1997                             $  854,000          24%
                  1998                             $        0           0%
                  1999                             $        0           0%
                  2000                             $  352,341          13%

         We currently have one commitment for future government funding of approximately $580,000. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives. A significant portion of the cost associated with the revenue recognized in 2000 were costs paid to a subcontractor on the project.

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

ITEM 1.  BUSINESS.

                             DESCRIPTION OF BUSINESS

GENERAL

         SI Diamond Technology, Inc., a Texas corporation, acting through its subsidiaries, is engaged in the development of products and services based principally on novel applications of thin films and the application of display technologies. We believe that microelectronic and other applications of carbon based thin film technology will play an important role in the electronics and other industries. Our research is at FEPET is focused on identifying key applications of this technology. In addition to the electronics industry, we are also working on applications of our technology in the medical, x-ray, and wireless communication industries. Based on our research, we are currently engaged in the development of uses for our Carbon Field Emission ("CFE") technology. We are also developing electronic display products based on existing technology. Electronic billboards and other electronic display products would provide a market for the Company's Picture Element Tube ("PET") product when completed. We believe that our greatest growth opportunity lies in CFE products and the development of our electronic display products for indoor and outdoor point of purchase advertising.

         We were incorporated in Texas in 1987. Our directly and indirectly owned subsidiaries are as follows:


              Subsidiary                                         State of Incorporation           Status
---------------------------------------------------------        ----------------------          --------
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

         Our business includes the development and commercialization of electronic billboards and related electronic display products, the manufacture and sale of all types of signage, and the development and commercialization of CFE technology. From time to time, we also conduct contract research and development, primarily for United States governmental agencies. The business efforts of SI Diamond have arisen out of its interest in thin film materials, notably thin carbon film, diamond film, and diamond-like carbon film ("DLC"). These interests have led us into microelectronics-related processes, thin film based CFE technology, electronic billboards, and related indoor and outdoor electronic display products.

         We conduct our operations through our subsidiaries. EBT is engaged in the development and introduction of electronic display products, such as billboards, outdoor display devices for use in the fast food or other industries, and indoor point of sale products. EBT installed three outdoor electronic billboards at test sites in 2000. SBOA manufactures and sells all types of signage. FEPET is conducting research on and developing uses for the CFE technology. Where appropriate, we enter into collaborations with third parties as discussed in greater detail under the heading "Technology Agreements" later in this section.

         We incurred research and development expense of $2,620,623 in 2000 and $1,475,655 in 1999. Some of our proposed products will require significant additional development, engineering, testing and investment prior to commercialization and certain of these proposed products may not be available for commercial sale or routine use for a period of up to two years. There is no assurance that all products currently under development will be successfully developed, produced in commercial quantities on a cost-effective basis, or marketed successfully.

BUSINESS  SEGMENTS

         FIELD EMISSION PICTURE ELEMENT TECHNOLOGY, INC. FEPET was incorporated in January 1997 and is developing our proprietary CFE technology. In the past, our research has concentrated on the emission properties of diamond like substances. Diamond is a subset of carbon and our research has indicated that carbon is actually a better emitter. Accordingly, our research is now focused in the broader area of CFE technology and its application to the electronics, medical, x-ray, and wireless communication industries.

         We are developing a new display technology, the HyFED, which combines what we believe to be the best properties of cathode ray tubes ("CRTs") and our CFE technology. We are also extending our research to apply our technology in other non-display related fields. Our plans for this technology are discussed in greater detail in the section entitled "Business Development Strategies" later in this report. We successfully completed phase I of our HyFED development by demonstrating a 4" monochrome proof of concept. We have now started phase II to develop a 4" full color proof of concept as a precursor to development of a 60" display.

         Another intended use for the technology is in a PET. The PET is a unique, high brightness, multi-color display component intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays. This technology, when fully developed, could be a natural step in the improvement of the Company's electronic billboard and other electronic products.

         ELECTRONIC BILLBOARD TECHNOLOGY, INC. EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use. Its initial primary product focus was an electronic billboard which would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. We installed three outdoor billboards at test locations in 2000. Two of the billboards were installed under a pilot program with Eckerd Corporation, a subsidiary of JCPenney. We also installed one outdoor billboard at a Cinemark location, which is currently not in use. We have also developed displays for indoor use that could be used as part of an overall point of purchase advertising program. Our plans for the billboard and related products are discussed in greater detail in the section entitled "Business Development Strategies" later in this report.

         SIGN BUILDERS OF AMERICA, INC. SBOA was incorporated in August 1999 to acquire the assets (including the right to use the name) and certain liabilities of a company operating under the same name. SBOA is a manufacturer of high quality signage with a broad customer base throughout the United States. Prior to our acquisition of SBOA, they were a vendor of EBT's. SBOA assisted in the development of the electronic billboard and now assembles and assists in the installation of the electronic billboard product. SBOA has two significant customers (see Note 16 to the consolidated financial statements). SBOA has no significant raw material suppliers.

BUSINESS DEVELOPMENT STRATEGIES

         OVERALL. We are primarily a technology company. We are focusing our efforts on research, product development, and licensing our technology to others. FEPET is focused on developing world class technologies using carbon films for electron field emission applications. EBT is focused on the introduction of its electronic display products. We currently have a manufacturing facility that we acquired through our acquisition of SBOA to assemble our electronic billboard product. We have no plans to establish any other manufacturing facilities in the immediate future. To the extent that we need to develop additional manufacturing capabilities, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

FEPET

         LICENSING AGREEMENTS. We have an extensive patent portfolio that we have developed and acquired over the years. Licensing of this technology to major companies in the display industry is a critical part of our overall strategic plan and critical to achieving profitability in the short run. In March 1999, we signed our first significant license agreement with Canon, Inc. In exchange for a one-time, up-front payment of approximately $5.6 million, Canon was granted a non-exclusive right to use a portion of our technology. While we have had numerous discussions with other potential licensees, we have no licensing agreements generating ongoing revenue at the present time. We expect to sign multiple license agreements over the next few years and we expect that such license agreements will include an up-front payment and a continuing royalty stream based on the products sold by the licensee. We have made significant progress on our CFE technology since the time of the Canon license agreement and believe our patent portfolio to be much more valuable than it was at the time of the Canon license agreement.

         CFE TECHNOLOGY. The major short run focus of FEPET is the continued development and commercialization of its CFE technology. Our current research and development efforts are focused on developing our technology for use in the display, medical, x-ray, and wireless communication industries. We have two main potential product for the display industry, the HyFED and the PET.

         HYFED - We have developed a new display technology, the HyFED. HyFED combines what we believe to be the best properties of CRTs and our CFE technology using our proprietary diamond/carbon thin films. We expect the HyFED to compete with Plasma Displays in both cost and quality. We anticipate that the HyFED will achieve a high-quality thin display using the existing manufacturing base of CRTs. The HyFED display has the potential to be larger, brighter, and have higher resolution than conventional CRTs, while still remaining cost-competitive with existing CRTs. In January 1999, we formed an International Development Team to develop the first HyFED display. The International Development Team was composed of six organizations - four from Japan, one from Europe, and ourselves. The International Development Team completed a working four inch monochrome prototype of the HyFED in January 2000. The team has been expanded and is now working to improve the prototype so that it is capable of displaying a uniform full motion color video image on the screen. Each member of the team is focusing on the development of a specific portion of the prototype and each member is funding their own portion of the work. Upon completion of the final prototype, these team members will be given the first opportunity to license the HyFED technology. We expect to license our HyFED technology within the next eighteen months.

         PET - The PET is a basic display device which could be used in many display applications, including electronic billboards. The PET that the Company has under development contains 64 pixels, which are the basic unit or picture element that makes up the image displayed on a video screen. The CFE technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. As soon as the product is commercially viable, we plan to introduce it in our electronic billboard product. We would also target other large display manufacturers that manufacture displays for such uses as sports arenas, video walls, alphanumeric signs, etc. We have demonstrated that the PET works and are now working to solve some remaining packaging issues related to the product. We expect to solve these issues within the next year and expect that the product will move into the manufacturing stage at that point. We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them. We are currently working with a large Japanese display manufacture to complete development of the PET and have received $600,000 from this company to continue our development of the PET.

         OTHER CFE PRODUCTS - We are also concentrating on developing uses for our technology in industries other than the display industry. We have developed a carbon cold cathode electron source, which can be utilized for many non-display related applications such as x-ray tubes, medical devices, microelectronics, nanotechnologies, low-power thrusters, CRT electron guns, wireless communications, and polluted air scrubbing. We have signed a license agreement with Oxford Instruments to provide cathodes for use in their products in the field of X-ray technology. We have also received a grant of approximately $582,000 from NASA to develop low power thrusters using our technology. This grant was received as a follow up to an initial feasibility study funded by NASA in the amount of approximately $67,000. We are also researching the use of our technology in other industries and are encouraged by the preliminary results that we have achieved to date.

EBT

         ELECTRONIC DISPLAY PRODUCTS. EBT has developed and markets several electronic display products, including the E-Window, the E-Banner, the Digital Poster, and an electronic billboard. We are focusing our current marketing efforts on our indoor electronic display products. We are targeting major national retailers for the use of these displays in conjunction with existing on-site signage. We intend to lease or operate our display products through joint venture arrangements with these retailers. To facilitate our entry into this market, we have signed marketing agreements with Vision Mark, LLC ("Vision Mark"), a Texas limited liability company, and a related consulting and advisory services agreement with C&A Services LLC ("C&A"), a Texas limited liability company, affiliated with Vision Mark. We have also signed a marketing agreement with Kaleidoscope Communications, a global advertising and marketing agency. As a result of the Vision Mark agreement, we signed an agreement with Eckerd Corporation, a subsidiary of JCPenney to install two electronic billboards on a test basis in 2000. We installed these billboards at stores in Clearwater, Florida and Austin, Texas in 2000. As a result of the successful tests of the outdoor signs at these two sites, we signed an additional agreement with Eckerd Corporation in February 2001 to install indoor point of sale displays at ten Eckerd locations in four states. We expect these indoor displays to be installed by mid April 2001.

         As a result of our agreement with Kaleidoscope, we signed an agreement with a national quick service restaurant chain to install our E-Window and E-Banner products at several locations for a test that will run through June 2001. It is expected that these tests will result in an increase in the average check size and an increase in the unit sales of the items featured on the displays. We also intend to use Kaleidoscope to sell the advertising on displays that we own that are installed at customer locations, such as with the Eckerd agreement described above. Kaleidoscope, which is affiliated with DDB worldwide, one of the largest advertising agencies in the world, will bring us needed expertise in the sale of advertising.

         We are also targeting other national retail chains, banks, restaurants, and others for our display products. We previously signed an agreement with Cinemark, a national theatre chain, for installation of a billboard at a test site. Because of the difficult financial conditions currently being experienced by the theatre industry and because of the limitations on advertising at these locations, we are evaluating this agreement. We have the ability to terminate this contract with 30 days notice and will do so if we determine that our resources can be better deployed elsewhere.

         Our outdoor billboard is based on a proprietary version of a mature existing technology. This technology is Vacuum Fluorescent Display ("VFD"). The VFD technology is widely used in a variety of applications and is readily available from many component suppliers. This product offers many advantages over existing technologies used in the outdoor advertising industry. These include full video capability, full color, wide viewing angle with excellent outdoor readability, relatively low cost compared with competing technologies, and high reliability. We are also developing an outdoor electronic billboard using Liquid Crystal Display ("LCD") technology. This LCD billboard, when fully developed using our patented technology, is expected to provide similar quality at approximately one third the cost of existing outdoor electronic billboards. We have developed a demonstration model of our LCD billboard that was completed in January 2001. The model is modular in design and consists of four one foot by one foot modules. The Company expects to eventually install outdoor electronic billboards using this technology.

         As discussed above, we completed installation of our first electronic billboard at a customer site in 2000 and allowed the customer an extended test period. Our benchmark for success was to develop an operational outdoor billboard and we were successful. Since this is a new concept and we have no historical results available to us, we are unable to predict future revenues with sufficient certainty and accordingly, pursuant to the provisions of Financial Accounting Standards Board Pronouncement No. 121 ("FAS 121") we reduced the carrying value of these display units to the lower end of the range of estimated liquidation values. Notwithstanding the provisions of FAS 121, we expect our strategy (see MD&A) to be successful.

         OTHER ELECTRONIC DISPLAY PRODUCTS. EBT, in conjunction with Texas Digital Systems, Inc. ("TDS"), a distributor to the fast food industry, developed an outdoor electronic display for use in the fast food industry. These units, primarily in 10.4" to 17" sizes, are readable outdoors in direct sunlight and intended for use at the drive through window of fast food restaurants. We received a royalty on all units sold by TDS through December 31, 1999, when the agreement was terminated. We believe that TDS continued to use our patented technology after the termination of the agreement and as described in greater detail in Item 3, the matter is currently under litigation. We are seeking back royalties for all products shipped by TDS which involve our technology and for payment of future royalties related to all products sold which involve our technology.

SBOA

         CUSTOM SIGN MANUFACTURING. SBOA is continuing to target customers in its home geographical area of Central Texas and selected national accounts using its own internal sales force.

COMPETITION

EBT
         ELECTRONIC BILLBOARDS. We believe that the proprietary version of the VFD and LCD technologies that we have developed is superior to existing technology when combining the issues of brightness, cost, and image quality required for electronic billboards. Competing technologies include:

    - Light Emitting Devices ("LED") which have a grainy picture, do not allow certain colors to be viewed in direct sunlight, and have a high initial cost
    - Incandescent bulbs that are high maintenance and result in poor graphics
    - Electromechanical systems that have poor image qualities and limited colors

         We are unaware of any other organizations developing an electronic billboard using technologies similar to ours. However, these are existing technologies used in many applications. Competition from other manufacturers could develop at any time. There are several other companies either producing or developing electronic billboards using other technologies.

         OTHER ELECTRONIC DISPLAY PRODUCTS. Our other electronic display products face competition from a variety of similar products and a variety of sources. Our E-window product is a unique product with a patent pending, which gives us an advantage in this area. Our success in this area is dependent on our ability to market our products. We believe our marketing efforts are enhanced by our ability to provide a complete product line, including the sun-readable outdoor displays, and the E-window product.

FEPET

         CFE TECHNOLOGY. There are other companies attempting to develop non-carbon based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the CFE technology. In addition, these companies are attempting to develop these technologies for use in computer screens rather than large display applications. Other competition for the CFE technology comes from the existing technologies used in the industries for which the Company is developing the technology. These technologies vary from industry to industry.

SBOA

         CUSTOM SIGNS. SBOA faces competition from a variety of national, regional and local custom sign manufacturers. The custom sign business is an extremely competitive business.

TECHNOLOGY AGREEMENTS

         MCC. We acquired 62 patents and patent applications related to the CFE technology from MCC in 1998. We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. It is not expected that we will be obligated to pay any royalties in the near future.

         TILL KEESMAN. We licensed 6 patents from Till Keesman in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. If we do not pay minimum additional license fees of $500,000 by May 2002, the license will terminate at that point. If we do not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in May 2002) by May 2004, the license will terminate at that point. We are not obligated to make any additional payments, but the license may terminate if these payments are not made.

INTELLECTUAL PROPERTY RIGHTS

         An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements.

         We own 57 issued patents, two allowed patents, and have 56 patent applications pending before the United States Patent and Trademark Office. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to the CFE technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

GOVERNMENT REGULATION

         Our products will be subject to extensive government regulation in the United States and in other countries. In order to produce and market our existing and proposed products, we must satisfy mandatory safety standards established by the U.S. Occupational Safety and Health Administration ("OSHA"), pollution control standards established by the U.S. Environmental Protection Agency ("EPA") and comparable state and foreign regulatory agencies. We may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. We do not believe that our CFE products will present any significant occupational risks to the operators of such equipment. In addition, the CFE products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures. Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect us and our products. Additionally, our arrangements with our customers and affiliates may subject our products to export and import control regulations of the U.S. and other countries. The cost of compliance with these regulations has not been significant in the past and is not expected to be material in the future.

         In the past, a portion of our revenues have consisted of reimbursement of expenditures under U.S. government contracts, although we recognized no such revenue in 1999 and only $352,341 in 2000. These reimbursements represent a portion of the costs associated with such contracts. As of December 31, 2000, we have only one grant, however we received three additional small grants subsequent to that date. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

EMPLOYEES

         As of March 14, 2001, we had 42 full-time employees, including three executive officers. Within the next twelve months, if business conditions support it, we expect to hire additional employees. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

                               EXECUTIVE OFFICERS

         The names of executive officers of the Company and certain information with respect to each of them are set forth below.

--------------------------------------------------------------------------------
Name                       Age        Position
--------------------------------------------------------------------------------
Marc W. Eller              45         Chairman  and Chief Executive Officer

Zvi Yaniv                  54         President and Chief Operating Officer

Tracy Vaught               44         Vice President and Chief Financial Officer

--------------------------------------------------------------------------------

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

         Tracy Vaught has been Vice President and Chief Financial Officer since March 10, 2000. Ms. Vaught received a B.A. from the University of Texas at Austin. Prior to becoming CFO of the Company, Ms. Vaught served as controller of SBOA since 1994. She also has public accounting experience at both a local CPA firm in Austin, Texas and Coopers & Lybrand in Houston, Texas.

ITEM 2.  PROPERTIES

         We lease a 10,000 square foot facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in June 2004. The monthly rental is approximately $7,000. SBOA also leases a 10,000 square foot facility in Austin that it uses for its manufacturing operations under a lease expiring in August 2001. The monthly rent on this facility is approximately $5,000. We also lease offsite storage space totaling approximately 2,200 square feet on a month to month basis.

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

ITEM 3.  LEGAL PROCEEDINGS

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint named Plasmatron, SI Diamond, and Westchester Fire Insurance Company as defendants. Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to our ownership of Plasmatron. Semi-Alloys claimed the equipment did not perform as required under the contract. Semi-Alloys sought to recover compensatory, consequential and incidental damages. In January 2000, we agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiffs. We agreed to pay a total of $450,000, of which $225,000 was due at signing. We signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively. In exchange for this settlement, and upon payment of the notes, we received a complete release from further liability from both the plaintiff and the co-defendant. The first two notes were paid in 2000. The remaining note of $100,000 is due in July 2001.

         On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, SI Diamond, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. This case was settled in January 2001. As part of the settlement, SI Diamond Technology, Inc. agreed to contribute a total of $150,000 as part of an overall settlement package to which all defendants contributed. Of the total amount, $50,000 is due no later than June 1, 2001 and the balance of $100,000 is in the form of a note due in July 2003.

         On July 20, 1998, TFI Telemark, Inc., a former vendor of Plasmatron, filed a complaint in the County Court at Law No. 2 of Travis County, Texas against us for debts of Plasmatron. We were served with notice of this suit on August 5, 1998. All amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements. We believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements.

         On January 28, 1999, Aetna Life Insurance Company, a former landlord of DTO, filed a complaint in the 12th Judicial District Court, Travis County, Texas against DTO as lessee, and the Company as guarantor, for unspecified alleged damages occurring as a result of DTO's early termination of a lease. DTO moved out of this facility with approximately nine months remaining on the lease which called for monthly rental payments of approximately $17,000. We settled this suit in 2000 for a total payment of $28,000, which represented less than two months rent during the vacancy period.

         On November 16, 2000, Lance Adams, the former owner of Sign Builders of America, Inc. filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc. in the 20th Judicial District Court in Travis County, Austin Texas for alleged breech of the purchase agreement in which the Company purchased SBOA. Of the initial purchase price of $1,800,000, a total of $1,350,000 was paid in cash and stock in September 1999. The remainder of $450,000 was due in the form of a note due in two installments in March and September 2000. The agreement contained provisions that allowed for a downward adjustment of the sales price if certain sales levels were not achieved and allowed offsets for other claims against the note. In February 2000, an initial purchase price adjustment reduced the note to $250,000 and a payment $125,000 plus interest was made in March 2000. In September 2000, the Company notified Mr. Adams of additional purchase price adjustments and other offsets which eliminated the remaining balance due on the note. Mr. Adams disagreed with these offsets and filed suit for breech of the agreement. The Company has filed a counterclaim against Mr. Adams for amounts due back to the Company as a result of these offsets. The Company expects the ultimate resolution of this suit to have no material impact on the consolidated financial statements.

 The Company previously had a royalty agreement with Texas Digital Systems, Inc.
(TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999. Under the terms of the agreement, TDS was prohibited from using the Company's technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and its subsidiary, Electronic Billboard Technology, Inc. for breach of contract in the 272nd Judicial District Court in Brazos County Texas on July
26, 2000. The Company was not served with notice of this suit until December 5, 2000. It is the Company's view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company's home county of Travis County. The Company intends to vigorously pursue its claim against TDS and seek damages and an injunction against TDS for continuing to use the Company's technology in TDS products after the termination of the agreement.

         The Company and its subsidiaries are also defendants in various other lawsuits related to the non-payment of invoices when due, or minor employment matters. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters. If resolution of any of these suits results in a liability greater than that recorded, it could have a material financial impact on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock, $0.001 par value trades via the OTC Bulletin Board system under the symbol "SIDT". The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the OTC Bulletin Board system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                            HIGH         LOW
1999     First Quarter ..................................................  $1.18        $0.37
         Second Quarter..................................................  $1.59        $0.65
         Third Quarter...................................................  $3.06        $1.22
         Fourth Quarter..................................................  $2.06        $1.31

2000     First Quarter ..................................................  $4.28        $1.67
         Second Quarter..................................................  $3.00        $1.03
         Third Quarter...................................................  $1.80        $0.94
         Fourth Quarter..................................................  $1.09        $0.22

2001     First Quarter (through March 14, 2001)..........................  $0.86        $0.37

         On March 14, 2001, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.64. As of March 14, 2001, there were approximately 325 shareholders of record for our common stock.

         We have never paid cash dividends on our common stock, nor do we have any plans to pay dividends. Our board of directors currently intends to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors. It is unlikely that any dividends on the common stock will be paid in the foreseeable future. Our convertible preferred stock has a liquidation preference of $1,145,123 as of December 31, 2000.

         Information required in this Item 5 of our Annual Report on Form 10-KSB concerning information as to all equity securities issued by us during the last three fiscal years that were not registered under the Securities Act of 1933 and that is not contained in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition," or in Note 10 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB is presented below:

MCC Settlement

         During 1998, we issued 500,000 shares of our common stock to MCC as part of an agreement to settle and pay the remaining amount due under the minimum royalty agreement described in Note 14 to the Consolidated Financial Statements. Based on the market price of our stock at the time, these shares were valued at $100,000. In 1997 we also issued 340,717 shares of our common stock to MCC to pay the remaining balance due on a services agreement entered into in the April 1995 amendment to the MCC agreement. The remaining principal and interest due under the agreement at the time of issuance of the shares was $201,810.

1998 Private Placements

         In 1998, we issued 3,915,895 shares of restricted common stock, and received cash proceeds of $713,236, in connection with private placements of our common stock in exempt offerings under Regulation D of the Securities Act of 1933. The shares were issued at prices approximating the market price of the stock at the time of the offerings.

1998 Notes and Private Placements

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

Minority Interest in Subsidiary

         In February 2000, the Company issued 200,000 shares of its common stock to Nomura Holding Company to acquire the shares of stock in the Company's FEPET subsidiary held by Nomura Holding Company. These shares were included on a registration statement filed in June 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should assist in understanding our financial condition and results of operations for the years ended December 31, 2000 and 1999 and our liquidity and capital resources for 2001. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

                                    OUTLOOK

         We expect our cash needs for 2001 to be approximately $3.5 million. We intend to fund those needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities. Successful introduction of our electronic display products resulting in significant customer orders would cause our cash needs to exceed that, however, such customer orders would also result in increased availability of funding.

         We anticipate that losses will continue in 2001 as we continue to fund the development of our CFE technology and continue installations of our electronic display products. We expect to reach break-even on a monthly operating basis by the end of 2001. There can be no assurance that we will be profitable in the future. Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

         We expect to continue our concentrated research and development of FEPET's technology in 2001. EBT developed new electronic display products in 2000 intended primarily for indoor use as point of sale displays. In February 2001, we signed an agreement with a national quick service restaurant chain to install our indoor electronic displays on a test basis. We also signed an agreement with Eckerd Corporation, a subsidiary of JCPenney, to install indoor point of sale electronic displays at 10 test locations beginning in March 2001.

         We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic display products. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

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

                              RESULTS OF OPERATIONS

         2000 Compared to 1999. The Company had $2,724,830 in revenues during 2000, as compared with $6,752,104 during 1999. The main reason for the decrease was that the 1999 revenues included $5,555,556 in license fee received from Canon, Inc. Commercial (non-governmental) sales accounted for $2,372,489 of the 2000 revenue and all revenues in 1999. Our 2000 commercial revenue included $2,257,013 from SBOA, $2,632 from FEPET, and $112,844 from EBT. The 1999 commercial revenue came from FEPET, EBT, and SBOA in the amounts of $5,794,269, $300,282, and $657,553, respectively. The 1999 FEPET revenues were composed of license fees of $5,555,556 and $238,713 of research revenues. The 2000 revenues were primarily the result of the sale of research services. The EBT revenue in 1999 was primarily the result of royalty payments from TDS. The 2000 EBT revenue included $25,500 of royalty payments from TDS and the remainder was from the sale of advertising and miscellaneous display products. We recognized no revenue from government funded projects in 1999 and $352,341 of revenue from government grants in 2000. We received approval for an additional grant near the end of 2000, that will result in approximately $580,000 of revenue in 2001. We may seek additional research grants in the future if such grants are directly related to projects that we are already working on in conjunction with our strategic objectives.

         We are unable to predict our 2001 revenues by segment with any degree of accuracy at the present time, however we had a revenue backlog of $1,186,858 at December 31, 2000. The 2000 backlog was composed of $604,525 from our SBOA subsidiary and $582,333 from a NASA grant. This represents an increase over the backlog at December 31, 1999 backlog, which was composed of approximately $211,000 from SBOA and approximately $67,000 from a NASA grant.

         In 2000, our cost of sales were $1,949,042, or a margin of 28%. For 1999, our costs of sales were $674,380, resulting in a margin of 90%. The reason for the large decrease in margin was the royalty payment received in 1999, which had only negligible costs associated with it. We expect future margins to improve from 2000 levels as we begin to received increased advertising revenues from the installation of our display products at customer locations. We expect margins at SBOA, our main segment, to improve slightly from 2000 levels.

         Our selling, general and administrative expenses increased to $3,881,141 in 2000 from $3,356,675 in 1999. This increase results from a combination of factors including increased overhead associated with operating our SBOA subsidiary for the entire year and a $675,000 marketing expense related to the agreement signed with Eckerd Corporation. We expect selling, general and administrative expense in 2001 to be similar to 2000.

         Company sponsored research and development expenses increased in 2000 to $2,620,623 from $1,475,655 in 1999. Development expense related to our electronic billboard product is the primary reason for the increase. Research and development expense at EBT increased from $817,436 in 1999 to $1,732,690 in 2000. All of EBT's research and development was focused on its indoor and outdoor electronic display products. Research and Development expense at FEPET increased from $658,219 in 1999 to $887,933 in 2000 due to a general higher level of activity. We expect to incur substantial expenses in support of additional research and development activities related to the commercial development of our CFE and electronic display technologies, however we expect research and development expenditures to be substantially reduced from 2000 levels for two reasons. First, FEPET has a much higher level of commitment for external funding in 2001. In addition to the NASA grant in the amount of approximately $582,000, which existed at December 31, 2000, FEPET has signed a $600,000 contract with a large Japanese display manufacturer and three other small research grants from the US Government. Second, EBT's display products are market ready and will require much lower levels of ongoing research and development expenditures. We may apply for other government grants, but only if those grants are specifically related to activities we are already pursuing to accomplish our own strategic objectives. We spent $2,620,623 on unreimbursed research and development in 2000 and expect to spend at least $1,000,000 in 2001 on unreimbursed research and development.

Taxes in 1999 are foreign taxes related to the Canon license agreement. There were no foreign taxes in 2000.

         The largest single component of cost that we incur is payroll related expense. In 2000, we incurred approximately $3.1 million of payroll related expense, of which $0.6 million is included in costs of sales related to SBOA. The remaining amount is included in selling, general and administrative expense, and research and development. As a result of reductions that we have made, our annualized current cost of payroll is approximately $2.6 million, with approximately $0.6 million still related to SBOA cost of sales. We do not expect our payroll levels to increase in 2001 until such time as additional employees may be required because of increased revenues.

         As discussed in greater detail in Note 6 to the financial statements, our operating results for 2000 include $1,838,261 in FAS 121 impairment charges. We do not expect to have any impairment charges in the future. The entire gain on disposal of assets of $375,000 in 2000 and $250,000 of the gain in 1999 resulted from the sale of our previous domain name, diamond.com. The balance of the gain in 1999 resulted from minor equipment disposals. We incurred net realized and unrealized losses on marketable securities in 2000 of $449,504 as compared with net realized and unrealized gains on marketable securities in 1999 of $309,172. The marketable securities were invested primarily in NASDAQ stocks and the overall results are similar to the overall performance of the NASDAQ during those time periods. We have liquidated the majority of our marketable securities portfolio and do not expect gains or losses in 2001 to be significant.

                         LIQUIDITY AND CAPITAL RESOURCES

         Our cash position decreased from $348,832 at December 31, 1999 to $8,818 at December 31, 2000. Net cash used in operating activities was $5,205,723 in 2000, as opposed to cash provided by operating activities of $868,226 in 1999. The cash used in operations was primarily the result of the net loss incurred in 2000. Our operating results in 2000 included non cash charges of $1,838,261 related to impairment charges, $679,646 related to warrants and stock issued for services, and $544,794 related to depreciation. The major reason that we were profitable in 1999 was the royalty revenue received from Canon, Inc. in that year.

         Cash provided by investing activities was $233,192 in 2000 as compared with cash used in investing activities of $1,736,134 in 1999. The cash used in investing activities in 1999 was related to the construction of our electronic billboard product, our purchase of the assets of SBOA, and our investment of a portion of our operating funds in marketable securities. The cash provided by investing activities in 2000 was the result of the sale of the majority of our marketable securities portfolio and proceeds received from the sale of the entity which had purchased our previous domain name. No material commitments exist as of December 31, 2000 for future purchases of capital assets.

         In 2000, we had cash provided by financing activities of $4,632,517. These funds were primarily the result of the sale of equity securities and were primarily used to fund our operating losses. This was a substantial increase over the cash provided by financing activities of $1,214,104 in 1999, when we had a much smaller need for operating capital as a result of the license agreement signed with Canon, Inc.

         As of December 31, 2000, our current liabilities exceeded our current assets by $888,644, with a current ratio of .4 to 1, compared to a working capital deficit of $356,106 and a current ratio of .8 to 1 as of December 31, 1999. This decrease is primarily the result of the reduction in our cash and marketable securities positions. Current liabilities decreased by $443,129 from 1999 to 2000. The primary reason for this decrease is the total payments of $350,000 made related to a lawsuit settlement that was included in accrued liabilities at December 31, 1999.

         Based on the developmental stages of our technology, additional financing will be necessary in the future. If all of the our warrants that were outstanding as of December 31, 2000 were exercised, we would collect proceeds of approximately $466,000. (See Note 12 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaled approximately $375,000 in 2000 and $650,000 in 1999. Given that the current price of our common stock is below the exercise price of our outstanding warrants, it is unlikely that a significant portion of the outstanding warrants will be exercised in the near future. We may also receive proceeds from the exercise of stock options. At the present time, it is also unlikely that significant amounts of options will be exercised, since for current in-the-money options, the current market price of our common stock does not exceed the exercise price of those options by a significant amount.

The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. We may receive additional funds from the exercise of warrants, although there is no assurance that such warrants will be exercised. In the event that we need additional funds, we may seek to sell additional debt or equity securities. We may seek to increase our liquidity through bank borrowings or other financings. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditors, McGladrey & Pullen, LLC, expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated past losses from operations. See "Independent Auditor's Report."

         Following is a summary of debt and equity proceeds that the Company has received from January 1, 2000 through the date of this filing:

2000 Private Placements

         During 2000, in a series of private placements under Regulation D of the Securities Act of 1933, we issued a total of 3,992,242 shares of our common stock in exchange for $3,455,000. The shares were issued at a slight discount to the market price of our common stock at the time of issuance. The Company filed registration statements in June and November 2000 to register these shares and to update the registration of other previously registered shares.

2000 Notes

         In June 2000, we borrowed a total of $375,000 from two separate entities. We repaid $125,000 in January 2001. The remaining $250,000 is due in June 2001 and is convertible into our common stock at the option of the lender at a rate of $0.675 per share. The shares into which this note are convertible were registered on a registration statement declared effective July 17, 2000.

2001 Private Placements and Notes

         Through March 12, 2001 in a series of private placements under Regulation D of the Securities Act of 1933, we issued a total of 1,178,284 and received total proceeds of $522,047. These shares have not yet been registered. It is likely that we will continue to fund our operations through the use of private placements and Notes until such time as we are able to sustain ourselves on our own revenue.

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

Common Stock for Services

         As a result of a marketing agreement and related consulting and advisory agreement with Vision Mark, LLC and C&A Consulting Services, LLC., the Company issued 300,000 shares of its common stock in January 2000 to C&A in connection with an agreement to provide an electronic billboard to Eckerd Corporation, a subsidiary of JCPenney , Inc. The shares were valued at $675,000 based upon the market price of the common stock at the time of issuance. A registration statement covering these shares was declared effective June 23, 1999 and amended on several occasions since that date.

Patent Acquisition

         In June 2000, the Company acquired a patent valued at $250,000. In exchange for this patent, the Company issued 240,164 shares of its common stock. A registration statement covering these shares was declared effective July 17, 2000. We may acquire additional patents in the future, but at the present time we have no plans to do so.

                            SEASONALITY AND INFLATION

         SI Diamond's business is not seasonal in nature. Management believes that SI Diamond's operations have not been affected by inflation.

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.


CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditor's Reports.............................................................................  20

Consolidated Balance Sheets - December 31, 2000 and 1999..................................................  22

Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999............................  23

Consolidated Statements of Shareholders' Equity - Years Ended December 31,
     2000 and 1999........................................................................................  24

Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999............................  26

Notes to Consolidated Financial Statements................................................................  27

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
SI Diamond Technology, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of SI Diamond Technology, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and the Company has relied primarily on capital raised through offerings of common stock, preferred stock, and convertible debt securities to fund its operations. It is uncertain whether the Company will be able to secure additional capital to fund its operations and this raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Dallas, Texas
March 14, 2001

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


WallaceSanders & Company

Dallas, Texas
February 12, 2000

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     DECEMBER 31,
                                                                                           -------------------------------
                                                                                              2000                1999
                                                                                           ------------       ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ......................................................      $      8,818       $    348,832
     Marketable equity securities ...................................................            70,313            719,376
     Accounts receivable, trade - net of allowance for doubtful accounts
           of $30,566 and $6,012 in 2000 and 1999, respectively .....................           353,154            314,518
     Notes receivable ...............................................................                --             60,000
     Inventories ....................................................................           153,244            167,775
     Prepaid expenses and other current assets ......................................            90,767             52,312
                                                                                           ------------       ------------

           Total current assets .....................................................           676,296          1,662,813

Property and equipment, net .........................................................           766,581          1,437,246
Intangible assets, net ..............................................................           190,000            836,021
Other assets ........................................................................             8,688              7,250
                                                                                           ------------       ------------
           Total assets .............................................................      $  1,641,565       $  3,943,330
                                                                                           ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...............................................................      $    467,414       $    751,225
     Current portion of notes payable ...............................................           496,623            255,473
     Obligations under capital lease ................................................                --             31,432
     Accrued liabilities ............................................................           441,958            723,842
     Customer deposits and other current liabilities ................................           169,795            256,947
                                                                                           ------------       ------------

           Total current liabilities ................................................         1,575,790          2,018,919
                                                                                           ------------       ------------

Note payable, long-term .............................................................                --             21,623
                                                                                           ------------       ------------

Commitments and contingencies .......................................................                --                 --

Minority interest in subsidiary .....................................................                --             22,547
                                                                                           ------------       ------------

Shareholders' equity :
     Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized;
       850 and 1,100 shares issued and outstanding, respectively ....................               850              1,100
     Common stock, 120,000,000 shares authorized, $.001 par value,
       60,518,983 and 53,906,719 shares issued and outstanding, respectively ........            60,519             53,906
     Additional paid-in capital .....................................................        61,272,028         55,410,993
     Less stock subscriptions receivable ............................................           (10,850)                --
     Accumulated deficit ............................................................       (61,256,772)       (53,585,758)
                                                                                           ------------       ------------
           Total shareholders' equity ...............................................            65,775          1,880,241
                                                                                           ------------       ------------

           Total liabilities and shareholders' equity ...............................      $  1,641,565       $  3,943,330
                                                                                           ============       ============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             YEAR  ENDED
                                                                                             DECEMBER 31,
                                                                                   -------------------------------
                                                                                      2000                1999
                                                                                   ------------       ------------
Revenues
     License fees and royalties .............................................      $     25,500       $  5,842,756
     Sign construction ......................................................         2,257,013            657,553
     Government contracts ...................................................           352,341                 --
     Advertising ............................................................            44,931                 --
     Other ..................................................................            45,045            251,795
                                                                                   ------------       ------------
                   Total Revenues ...........................................         2,724,830          6,752,104

Cost of sales ...............................................................         1,949,042            674,380
Selling, general and administrative expenses ................................         3,881,141          3,356,675
Research and development ....................................................         2,620,623          1,475,655
Impairment charge ...........................................................         1,838,261                 --
                                                                                   ------------       ------------
         Operating costs and expenses .......................................        10,289,067          5,506,710
                                                                                   ------------       ------------

                  Income (loss) from operations .............................        (7,564,237)         1,245,394
                                                                                   ------------       ------------

Other income (expense):
         Gain on disposal of assets .........................................           375,000            265,688
         Net realized and unrealized gains (losses) on marketable securities           (449,504)           309,172
         Other income (expense), net ........................................           (54,820)          (124,017)
                                                                                   ------------       ------------

Income (loss) before minority interest in subsidiary earnings ...............        (7,693,561)         1,696,237

Minority interest in subsidiary earnings ....................................            22,547            (22,547)
                                                                                   ------------       ------------

Income (loss) before taxes ..................................................        (7,671,014)         1,673,690

Provision for taxes .........................................................                --            555,556
                                                                                   ------------       ------------

Net income (loss) ...........................................................        (7,671,014)         1,118,134

Accretion on convertible preferred stock ....................................           (90,328)          (140,163)
                                                                                   ------------       ------------

Net income (loss) applicable to common shareholders .........................      $ (7,761,342)      $    977,971
                                                                                   ============       ============

Earnings (loss) per share

         Basic ..............................................................      $      (0.14)      $       0.02
                                                                                   ============       ============
         Diluted ............................................................      $      (0.14)      $       0.02
                                                                                   ============       ============

Weighted average common shares outstanding

         Basic ..............................................................        57,379,240         51,188,385
                                                                                   ============       ============
         Diluted ............................................................        57,379,240         57,401,654
                                                                                   ============       ============


                See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          PREFERRED         COMMON
                                       --------------  ------------------    ADDITIONAL     ACCUMULATED      STOCK
                                       SHARES  AMOUNT    SHARES   AMOUNT   PAID-IN CAPITAL    DEFICIT     SUBSCRIPTION     TOTAL
                                       ------  ------  ---------- -------  ---------------  ------------  ------------  -----------
Balance, January 1, 2000                1,100  $1,100  53,906,719 $53,906    $  55,410,993  $(53,585,758)           --  $ 1,880,241

Warrants exercised                         --      --     375,000     375          374,625            --            --      375,000

Issuance of common stock
   as a result of the exercise
   of employee stock options               --      --   1,125,177   1,125          474,147            --            --      475,272

Conversion of Series G
   preferred stock into common stock     (250)   (250)    317,397     317              (67)           --            --           --

Issuance of common shares for cash         --      --   3,992,242   3,993        3,451,007            --            --    3,455,000

Issuance of common stock
   shares in payment of short
   term notes and interest                 --      --      62,284      63          132,417            --            --      132,480

Issuance of common stock
   warrants for services                   --      --          --      --            4,646            --            --        4,646

Issuance of common stock
   for patent acquisition                  --      --     240,164     240          249,760            --            --      250,000

Issuance of common stock
   for services                            --      --     300,000     300          674,700            --            --      675,000

Issuance of common shares
   for minority interest in subsidiary     --      --     200,000     200          499,800            --            --      500,000

Stock subscription                         --      --          --      --               --            --       (10,850)     (10,850)

Net (loss)                                 --      --          --      --               --    (7,671,014)           --   (7,671,014)
                                       ------  ------  ---------- -------  ---------------  ------------  ------------  -----------

Balance, December 31, 2000                850  $  850  60,518,983 $60,519    $  61,272,028  $(61,256,772)   $  (10,850) $    65,775
                                       ======  ======  ========== =======  ===============  ============  ============  ===========


                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)


                                        PREFERRED             COMMON          ADDITIONAL
                                      ---------------   -------------------    PAID-IN       ACCUMULATED
                                      SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL         DEFICIT         TOTAL
                                      ------   ------   ----------  -------  ------------   -------------   -----------
Balance, January 1, 1999               1,700   $1,700   45,986,617  $45,987  $ 52,019,707   $ (54,703,892)  $(2,636,498)

Warrants exercised                        --       --      970,000      970       646,097              --       647,067

Issuance of common stock
   as a result of the exercise
   of employee stock options              --       --    1,557,037    1,557       623,729              --       625,286

Conversion of Series A and G
   preferred stock into common stock    (600)    (600)     729,658      729          (129)             --            --

Issuance of common shares for cash        --       --      200,000      200       109,800              --       110,000

Issuance of common stock
   shares in payment of short
   term notes and interest                --       --    4,040,275    4,040     1,045,812              --     1,049,852

Issuance of common stock
   warrants for services                  --       --           --       --        66,400              --        66,400

Issuance of common stock
   for subsidiary acquisition             --       --      423,132      423       899,577              --       900,000

Net income                                --       --           --       --            --       1,118,134     1,118,134
                                      ------   ------   ----------  -------  ------------   -------------   -----------

Balance, December 31, 1999             1,100   $1,100   53,906,719  $53,906  $ 55,410,993   $ (53,585,758)  $ 1,880,241
                                      ======   ======   ==========  =======  ============   =============   ===========


                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                           2000          1999
                                                                        -----------   -----------
Cash flows from operating activities:
   Net income (loss) .................................................  $(7,671,014)  $ 1,118,134
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Interest paid in common stock .....................................        7,480        44,852
   Minority interest in subsidiary earnings ..........................      (22,547)       22,547
   Warrants and stock issued for debt and services ...................      679,646        66,400
   Depreciation and amortization expense .............................      544,794       171,035
   Gain on disposal of assets ........................................     (375,000)      (23,688)
   Non-cash compensation expense .....................................       23,560            --
   Impairment charge .................................................    1,838,261            --
   Net realized and unrealized (gains) losses on marketable securities      449,504      (309,172)
   Changes in assets and liabilities:
     Accounts receivable, trade ......................................      (38,636)      174,428
     Notes receivable ................................................       60,000       (60,000)
     Inventories .....................................................       14,531        58,511
     Prepaid expenses and other assets ...............................      (38,455)       49,196
     Accounts payable ................................................     (283,811)     (721,310)
     Accrued expenses ................................................     (306,884)      104,667
     Customer deposits and other current liabilities .................      (87,152)      172,626
                                                                        -----------   -----------

       Total adjustments .............................................    2,465,291      (249,908)
                                                                        -----------   -----------

     Net cash provided by (used in) operating activities .............   (5,205,723)      868,226
                                                                        -----------   -----------

Cash flows from investing activities:
   Decrease (increase) in deposits ...................................       (1,438)        7,250
   Purchase of marketable securities .................................   (1,966,453)   (1,943,522)
   Sale of marketable securities .....................................    2,166,012     1,533,318
   Capital expenditures ..............................................     (339,929)     (914,683)
   Cash paid for acquisition of Sign Builders of America, Inc. .......           --      (427,741)
   Proceeds from sale of assets ......................................      375,000         9,244
                                                                        -----------   -----------

     Net cash provided by (used in) investing activities .............      233,192    (1,736,134)
                                                                        -----------   -----------

Cash flows from financing activities:
   Proceeds from short-term notes payable ............................      375,000       250,000
   Repayment of short-term notes payable .............................           --      (400,000)
   Proceeds from issuance of common stock ............................    4,294,422     1,382,353
   Repayment of long-term notes payable and capital lease obligations       (36,905)      (18,249)
                                                                        -----------   -----------

Net cash provided by financing activities ............................    4,632,517     1,214,104
                                                                        -----------   -----------

Net increase (decrease) in cash and cash equivalents .................     (340,014)      346,196
Cash and cash equivalents, beginning of year .........................      348,832         2,636
                                                                        -----------   -----------
Cash and cash equivalents, end of year ...............................  $     8,818   $   348,832
                                                                        ===========   ===========

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, OPERATIONS, AND LIQUIDITY:

     SI Diamond Technology, Inc. and its subsidiaries ("the Company") are engaged in the construction and sale of all types of outdoor signage, the commercialization of electronic digitized sign technology, and the development of products for applications using our proprietary field emission technology. The Company is performing significant research and development related to its Carbon-Based Field Emission ("CFE") technology and electronic digitized sign technology.

     The Company launched its electronic billboard product in 2000, installed test units at three locations, and began receiving nominal amounts of revenue related to these signs. The Company is continuing to focus on rolling out its full line of display products. The Company is also continuing to pursue license agreements for its technology. Until the Company is able to operate profitably as a result of either revenues from its display products or revenue from license agreements, it will continue to seek additional funds through the equity markets, or raise funds through debt instruments to allow it to maintain operations. There is no assurance that license agreements will be signed, that commercialization of the Company's technology and products will result in income from operations, or that funds will be available in the equity or debt markets. Management believes it will continue to be able to secure additional short term funding, to allow the Company to continue operations until it achieves profitability. Full commercial development of the Company's CFE technology may require additional funds that may not be available at terms acceptable to the Company.

     The principal source of the Company's liquidity since the time of its initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities. The Company may receive additional funds from the exercise of warrants or options, although there is no assurance that significant funds will be received from the exercise of any such warrants or options in the near future. The Company may also seek to increase its liquidity through additional bank borrowings or other financings. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. The Company believes that its success in reaching profitability will depend on the viability of its products and technology, their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

     A portion of the Company's research and development has been funded by others. To the extent that other funding is not available, the research and development performed is being internally funded by the Company.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However the Company has sustained substantial operating losses since inception and continues to sustain losses. In view of this, realization of a portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company. Management believes that actions currently being taken will allow it to achieve profitability and allow the Company to continue as a going concern.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Field Emission Picture Element Technology, Inc. ("FEPET"), Electronic Billboard Technology, Inc. ("EBT"), Sign Builders of America, Inc. ("SBOA"), Diamond Tech One, Inc. ("DTO"), SDI Acquisition Corp. ("SDI"), and Plasmatron Coatings and Systems, Inc. ("Plasmatron"), after the elimination of all significant intercompany accounts and transactions. FEPET is primarily involved in developing products for applications using the Company's proprietary CFE technology. EBT is primarily involved in the commercialization of electronic digitized sign technology. SBOA is a manufacturer of custom signage. The Companies remaining subsidiaries (SDI, DTO, and Plasmatron) are currently inactive.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Revenue recognition

     In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of the generally accepted accounting principals to revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of 2000. The accompanying financial statements comply with the provisions of SAB 101.

     The Company recognizes revenue from the construction and sale of custom signage when the sign is installed on the customer's premises. The Company recognizes royalty revenue at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. License revenue from licensing the Company's product is recognized as revenue when earned under the terms of the agreement. Advertising revenues are recognized as revenue in the period in which the advertising runs.

      The Company's revenues include reimbursements under agreements to perform research and development for others. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes. The Company retains all other rights to use, develop, and commercialize the technology and recognizes revenue when it is billed pursuant to the terms of the contract. Agreements with other entities generally allow the other entity to license the Company's technology upon completion of the project. Revenue under these contracts is recognized when it is earned pursuant to the terms of the contract.

Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable equity securities

     The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Accounts receivable

     The Company's SBOA subsidiary frequently sells products to smaller companies on credit, but requires deposits and prepayments where appropriate. It is the Company's policy to record reserves for potential credit losses. Since inception, the Company has experienced minimal losses.

Inventories

     Inventories are recorded at the lower of cost (first-in, first-out) or market. Inventories consist of purchased components and work-in-process at December 31, 2000 and 1999.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


Property and equipment

     Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years, or the lease term for leasehold improvements, if less. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in income.

Intangible assets

     The Company has applied to obtain certain United States patents, which are currently pending. The majority of patent costs, which consist primarily of legal fees, are expensed as incurred. The Company has capitalized the acquisition cost of patents acquired in 2000 and is amortizing the cost of those patents over a period of 25 months.

     Goodwill represents the excess of the cost of the SBOA acquisition over the fair value of the net assets at the date of acquisition and is being amortized over a period of 15 years. Amortization expense charged to operations was $26,574 in 2000 and $8,858 in 1999. In connection with this acquisition, the Company also signed a covenant not to compete. The covenant not to compete is being amortized over a three year period. Amortization expense charged to operations was $166,667 in 2000 and $55,556 in 1999.

Impairment

     At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its intangible assets and for its long-lived assets. If an indicator of impairment exists, it is recorded at that time. During the current year, property and equipment, as well as goodwill and covenant not to compete were considered impaired. See Note 6 for details related to the impairment write down.

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

Minority Interest in Subsidiary

     At December 31, 1999, the minority interest in subsidiary represented the 5% of FEPET owned by Diamond Pro-Shop Nomura, Company, Ltd. and was equal to 5% of the book value of FEPET. In February 2000, the Company acquired the remaining 5% of FEPET. At December 31, 2000, no minority interest in any subsidiaries exists. See Note 6 for more information on the acquisition of the minority interest.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


Accretion on convertible preferred stock

     The Company's Series G Convertible Preferred stock bears a 10% accretion payable in common stock at the date of conversion. All accretions paid in common stock or payable in common stock if the shares had been converted as of December 31, 2000 and 1999, respectively, have been treated as preferred dividends. The entire amount reflected as accretion on convertible preferred stock on the income statement relates to the Series G Preferred stock accretion

Income (loss) per common share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Notes 10, 11 and 12, at December 31, 2000, the Company had convertible preferred shares, options and warrants outstanding to purchase a total of 1,145,123; 5,143,826; and 390,000 shares of common stock, respectively, at a weighted average exercise price of approximately $0.85. However, because the Company incurred a loss in 2000, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted per-share amounts are the same in 2000.

In calculating the basic (income) loss per common share, the premium earned by the preferred shareholders, ($90,328 in 2000 and $140,163 in 1999) reduced the net income in 1999 and increased the net loss in 2000.

Reclassifications

     Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current year presentation format.

Management's estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates include the NOL reserve, warranty reserve, bad debt reserve, litigation reserves, and the remaining value of impaired assets.

Disclosures about fair value of financial instruments

     The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value. For cash equivalents, the carrying amount approximates fair value because of the short term nature of these instruments. The fair value of the Company's notes payable and capital lease obligations is estimated based on the quoted market prices for the same, or similar, issues, or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2000 and 1999, the fair value of the Company's notes payable and capital lease obligations approximates their carrying values. See Note 4 for information on the fair value of marketable securities.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

3.   OTHER INCOME

     The gain on disposal of assets included in other income (expense) was primarily the result of the sale of the Company's previous domain name, diamond.com. The entire gain of $375,000 in 2000 and $250,000 of the total gain of $265,688 in 1999 related to the sale. The remainder of the gain in 1999 was related to miscellaneous equipment sales. In 1999, the Company sold its domain name, diamond.com for $250,000 in cash and notes receivable and an ownership position in the entity that purchased it. In 2000, that entity was sold. As a result of that sale, the Company received an additional $375,000 in cash and an ownership position in the privately held company that purchased it. Because there is no readily available market for the common stock received by the Company, no value has been assigned to it at this time.

Other income (expense) is composed of the following:


                                           2000          1999
                                         --------      ---------
         Lawsuit settlement ........     $     --      $(200,000)
         Escrow recovery ...........           --         99,708
         Interest expense ..........      (68,196)       (42,933)
         Other .....................       13,376         19,208
                                         --------      ---------
         Total .....................     $(54,820)     $(124,017)
                                         ========      =========

     The escrow recovery in 1999 was the result of the resolution of a dispute with the purchaser of the assets of Diamond Tech One, Inc. related to claims made against the escrow account by the purchaser in 1998.

4.   MARKETABLE EQUITY SECURITIES

     The Company invests a portion of its working capital in marketable equity securities. All such equity securities are classified as trading securities. The fair market value of marketable securities, at December 31, was determined as follows:

                                           2000           1999
                                         ---------     ---------
         Cost basis ................     $  67,120     $ 540,646
         Unrealized gains ..........         3,193       178,730
                                         ---------     ---------
         Fair market value .........     $  70,313     $ 719,376
                                         =========     =========

The net realized and unrealized gains (losses) on marketable equity securities consists of the following for the years ended December 31:

                                                                  2000            1999
                                                                ---------      ---------
         Unrealized gains - beginning of the year .........     $(178,730)     $      --
         Realized gains ...................................       479,990        210,197
         Realized losses ..................................      (753,957)       (79,755)
         Unrealized gains - end of year ...................         3,193        178,730
                                                                ---------      ---------
         Net realized and unrealized gains (losses) .......     $(449,504)     $ 309,172
                                                                =========      =========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5.   DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:


Additional information regarding certain balance sheet accounts at December 31, 2000 and 1999 is as follows:

                                                              DECEMBER 31,
                                                     ----------------------------
                                                        2000             1999
                                                     -----------      -----------
Inventories
     Raw materials .............................          98,019          111,861
     Work in process ...........................          55,225           55,914
                                                     -----------      -----------
        Total ..................................     $   153,244      $   167,775
                                                     ===========      ===========

Property and equipment:
     Plant and equipment .......................     $   856,608      $   830,431
     Electronic display units under construction              --          858,509
     Electronic Display units ..................         300,000               --
     Furniture and office equipment ............         229,315          182,057
     Vehicles ..................................         103,079          131,079
                                                     -----------      -----------

       Total carrying cost .....................       1,489,002        2,002,076
     Less accumulated depreciation .............        (722,421)        (564,830)
                                                     -----------      -----------
                                                     $   766,581      $ 1,437,246
                                                     ===========      ===========
Intangible assets:
     Patents ...................................     $   250,000      $    30,000
     Covenant not to compete ...................              --          500,000
     Goodwill and other ........................              --          398,607
                                                     -----------      -----------
       Total cost ..............................         250,000          928,607
     Less accumulated amortization .............         (60,000)         (92,586)
                                                     -----------      -----------
                                                     $   190,000      $   836,021
                                                     ===========      ===========
Accrued liabilities:
     Payroll and related accruals ..............     $    37,693      $    11,373
     Accounting and legal fees .................              --           42,500
     Lawsuit settlements .......................         275,000          450,000
     Other .....................................         129,265          219,969
                                                     -----------      -----------
        Total ..................................     $   441,958      $   723,842
                                                     ===========      ===========

6.   IMPAIRMENT OF ASSETS:

The impairment charge for 2000 consists of the following:

     Property and equipment                          $   712,500
     Goodwill and covenant not to compete                639,761
     Minority interest goodwill                          486,000
                                                     -----------
     Total impairment of assets                      $ 1,838,261
                                                     ===========

PROPERTY AND EQUIPMENT:

     The electronic display units installed by the Company use technology developed by the Company and are currently installed under test agreements with customers. As a result, the Company is not able to predict future cash flows with sufficient certainty and accordingly, pursuant to the provisions of Financial Accounting Standards Board Pronouncement No.121, ("FAS 121"), has reduced the carrying value of these display units to the lower end of the range of estimated liquidation values of the display units, in the event that ultimate implementation of the Company's strategy related to these boards is unsuccessful. We had expected to implement our advertising strategy in the 4th quarter, but because of delays in moving to the next stage with our customers, our estimates were not met. Accordingly, the impairment adjustment was recorded as of December 31, 2000.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

6.   IMPAIRMENT OF ASSETS (CONTINUED):

SBOA GOODWILL AND COVENANT NOT TO COMPETE:

     In connection with the acquisition of assets of SBOA in August 1999, the former owner of SBOA entered into a covenant not to compete with the Company, whereby this individual agreed not to compete with the Company for a period of three years from the date of acquisition. This covenant not to compete was being amortized over the three year period covered by the agreement. The Company also recorded goodwill in connection with the SBOA transaction. This goodwill was being amortized over a fifteen year period. As part of the evaluation of intangible assets at December 31, 2000, the Company determined that the goodwill and covenant not to compete were impaired as of that date. The remaining net book value of these two intangible assets were written off and charged to expense at that date. This determination was based on the failure of SBOA to meet projected sales levels in the 4th quarter of 2000, which caused the Company to reduce sales projections for future periods.

MINORITY INTEREST GOODWILL

     In February 2000, the Company had the opportunity to reacquire the minority interest in its FEPET subsidiary and negotiated to do so by issuing 200,000 shares of the Company's common stock. The Company considered it to be a good decision to reacquire the minority interest for this price, since we considered this to be much less than the true value of the minority interest and it enabled us to acquire total control of what we believe to be a very valuable asset. The transaction was valued based on the market price of the common stock issued. Since FEPET had a negligible book value, this resulted in $486,000 of goodwill. However, since there was no future cash flow directly related to this 5% minority interest, FAS 121 required us to write the goodwill off as impaired at the time that it was acquired. The transaction had no overall effect on stockholders' equity since the value of the stock issued at the time approximated the impairment write off.

7.   OPERATING LEASE OBLIGATIONS:

     The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2006. Rental expense was $271,156 and $160,554 for the years ended December 31, 2000 and 1999, respectively.

     Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000, were as follows:

                2001                                    $  187,888
                2002                                       164,894
                2003                                       110,380
                2004                                        47,083
                2005, and thereafter                        25,202
                                                        ----------

                Total future minimum lease payments     $  535,447
                                                        ===========


     At December 31, 1999, the Company had a capital lease obligation of $31,432 related to a construction vehicle. Payments of $1,629 per month were due under the capital lease agreement through August 2000. A balloon payment of $17,818 was due in September 2000. Ownership of the vehicle transferred to the Company when the balloon payment was made in September 2000. The cost of the vehicle is included in vehicles and the related amortization is included in accumulated depreciation.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.    NOTES PAYABLE:

Notes payable at December 31, 2000 and 1999 consisted of the following:

                                                                                      2000          1999
                                                                                    --------       -------

               Note payable to shareholder, due in two equal installments in
               March and September 2000, bearing interest at a rate of 6%. The note arose in connection with the purchase of the assets of SBOA.
               and was convertible into common stock at a rate of $2.127 per share at the option of the note holder. In 2000, the company issued an additional 62,284 shares of common stock in payment of
               $125,000 of the note payable and related interest of $7,480 on
               this note.                                                           $      --      $ 250,000

               Notes payable to shareholder, due June 1, 2001. This note bears interest at a rate of 15%, and is secured by all assets of the
               Company. This note is convertible into common stock at the option of the holder at a rate of $0.675 per share.
               This conversion feature has negligible value.                          250,000             --

               Note payable to investor, originally due September 2000 and extended to January 2001, bearing interest at a rate of 15%, and
               secured by all assets of the Company.  (See Note 22)                   125,000             --

               Note payable to a bonding company. This note arose in connection with a lawsuit settlement, bears interest at a rate of 10%, is
               due in July 2001, and is secured by all assets of the Company.         100,000             --

               Note payable due in monthly installments of $615 through April
               2004, when the remaining balance is due. The entire amount is classified as current because the Company intends to pay the note in full in 2001. This note bears interest at a rate of
               7.75% and is secured by a vehicle.                                      21,623         27,096
                                                                                    ---------      ---------

               Total                                                                  496,623        277,096

               Less current portion                                                   496,623        255,473
                                                                                    ---------      ---------

               Notes payable, long-term                                             $      --      $  21,623
                                                                                    =========      =========


Total interest expense for all debt was approximately $68,000 and $43,000 for 2000 and 1999, respectively, and is included in other income (expense).

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.   INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 2000 and 1999, were as follows:

                                                                                           DECEMBER 31,
                                                                                  -----------------------------
                                                                                      2000              1999
                                                                                  -------------    -------------
Deferred tax assets:
     Net operating loss carryforwards...........................................  $  20,170,000    $  17,427,000
     Research and experimentation credits.......................................        469,000          478,000
     Foreign tax credit credits.................................................        556,000          556,000
     Capitalized intangible assets..............................................        509,000          328,000
     Depreciation assets........................................................        275,000           37,000
     Accrued expenses not deductible until paid.................................        300,000          176,000
                                                                                  -------------    -------------
     Total deferred tax assets..................................................     22,279,000       19,002,000
                                                                                  -------------    -------------

Deferred tax liabilities:
     Unrealized gains on securities.............................................          1,000           61,000
                                                                                  -------------    -------------
     Total deferred tax liabilities.............................................          1,000           61,000
                                                                                  -------------    -------------

Net deferred tax assets before valuation allowance..............................     22,278,000       18,941,000

Valuation allowance.............................................................    (22,278,000)     (18,941,000)
                                                                                  -------------    -------------

Net deferred tax asset..........................................................  $          --    $          --
                                                                                  =============    =============

     The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2000 and 1999.

                                                                                                   DECEMBER 31,
                                                                                           --------------------------
                                                                                              2000             1999
                                                                                           -----------      ---------
Expected income tax expense (benefit) ................................................     $(2,608,000)     $ 569,000
Effect of net operating loss and tax credit carryforwards with no current benefit ....       3,337,000        605,000
Foreign taxes paid ...................................................................              --        555,556
Foreign tax rates ....................................................................              --       (133,000)
Income tax credits ...................................................................              --       (556,000)
Deductible expenses not charged against book income ..................................        (599,000)      (450,000)
Non-deductible expenses ..............................................................           4,000          4,000
Nontaxable income included in book income ............................................         (90,000)            --
Other ................................................................................         (44,000)       (39,000)
                                                                                           -----------      ---------
     Total Tax .......................................................................     $        --      $ 555,556
                                                                                           ===========      =========

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $60 million that expire from 2006 through 2018, and are available to offset future taxable income. The majority of theses carryforwards expire in 2010 and after. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $469,000 that expire through 2011 and foreign tax credits of approximately $556,000 that expire in 2004.

     The Company's IPO, completed in 1993, and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from these stock issuances may limit the Company's ability to utilize any net operating loss carryforwards or credits generated before the changes in ownership.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.  CAPITAL STOCK:

Convertible Preferred Stock

     The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. As of December 31, 2000 and 1999, all preferred shares outstanding were shares of the Company's Series G Preferred Stock. The Series G Preferred Stock had a liquidation preference of $1,145,123 as of December 31, 2000.

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

     During 2000, a total of 250 shares of Series G preferred stock were converted into 317,397 shares of the Company's common stock and during 1999, a total of 500 shares of Series G preferred stock were converted into 604,383 shares of the Company's common stock.

Subsidiary Preferred Stock

     In September 1997, the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd. ("DPN"), an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired 50 shares of convertible preferred stock and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. Of this payment, $400,000 was allocated to the licensing and marketing rights and $100,000 was allocated to the preferred stock based on its estimated fair market value at that date. These preferred shares were convertible into FEPET common shares equivalent to a 5% ownership interest in FEPET. In January 2000, DPN transferred its ownership of these shares to Nomura Holding Company, an affiliate of DPN. In February 2000, the Company agreed to exchange Nomura's FEPET shares for 200,000 shares of the Company's common stock. These shares were valued at $500,000 based on the market price of the shares at the time of the transaction. This amount was treated considered goodwill and written off as of the acquisition date. See note 6 for additional information on the impairment write-off.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.  CAPITAL STOCK (CONTINUED):

Common Stock

     During 2000, in a series of private placements of the Company's common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 3,992,242 shares of its common stock and received proceeds of $3,455,000. These shares were issued a prices which represented a slight discount to the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective November 17, 2000.

     During 2000, the Company acquired a patent valued at $250,000. In exchange for this patent, the Company issued 240,164 shares of its common stock. A registration statement covering these shares was declared effective July 17, 2000.

     As described in greater detail in Note 14, the Company has a marketing agreement and related consulting and advisory agreement with Vision Mark, LLC and C&A Consulting Services, LLC. As a result of these agreements, the Company issued 300,000 shares of its common stock in January 2000 to C&A in connection with an agreement signed with Eckerd Corporation, a subsidiary of JCPenney, Inc. The shares were valued at $675,000 based upon the market price of the common stock at the time of issuance. These shares were registered in June 1999.

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

     In 1999, the Company issued 200,000 shares of restricted common stock and received cash proceeds of $100,000 in connection with private placements of the Company's common stock in exempt offerings under Regulation D of the Securities act of 1933. The shares were issued at prices approximating the market price of the stock at the time. A registration statement covering these shares was declared effective June 23, 1999.

     As described in greater detail in Note 19, the Company issued a total of 423,132 shares of common stock in connection with its acquisition of the assets of SBOA. A registration statement covering theses shares was filed and declared effective by post-effective amendment on November 29, 1999. In 2000, the Company issued an additional 62,284 shares of its common stock in payment of a note payable and related accrued interest arising in connection with the SBOA acquisition. The amount of the note payable and accrued interest was $132,480.

     At December 31, 2000 and 1999, common stock was reserved for the following reasons:

                                                        2000           1999
                                                     ----------     ----------
Conversion of debt .............................        423,831         62,284

Exercise of stock warrants .....................     10,090,000     10,599,792

Conversion of preferred stock ..................      1,145,123      1,372,192

Exercise and future grants of stock options ....      7,170,426      8,295,673
                                                     ----------     ----------

Total ..........................................     18,829,380     20,329,941
                                                     ==========     ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.    STOCK OPTIONS:

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

     The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. At December 31, 2000, a total of 1,713,236 shares remained available for grant under the 1992 Employees Plan.

The following is a summary of stock option activity under the 1992 Employees
Plan:


                                                                   Wgtd. Avg.
                                                    Number of       Exercise
                                                     Shares           Price
                                                    ---------      ----------
Options outstanding at January 1, 1999 .......      2,642,494      $     0.51

         Granted .............................        682,186      $     1.44
         Exercised ...........................       (714,555)     $     0.38
         Canceled ............................       (191,292)     $     2.36
                                                    ---------

Options outstanding at December 31, 1999 .....      2,418,833      $     0.67
                                                    ---------

         Granted .............................      1,819,545      $     1.74
         Exercised ...........................       (665,427)     $     0.40
         Canceled ............................       (351,841)     $     1.72
                                                    ---------

Options outstanding at December 31, 2000 .....      3,221,110      $     1.20
                                                    =========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.    STOCK OPTIONS (CONTINUED):

     In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The 1992 Directors Plan was amended in 1994, 1996 and 1997 and 1999. A total of 1,000,000 shares are reserved for issuance under the plan and are issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted. At December 31, 2000, a total of 313,364 shares remained available for grant.

The following is a summary of stock option activity under the 1992 Director's
Plan:

                                                                   Wgtd. Avg.
                                                     Number of      Exercise
                                                      Shares          Price
                                                     ---------     ----------
Options outstanding at January 1, 1999 .......        384,903      $    0.34

         Granted .............................         60,000      $    2.27
         Exercised ...........................       (168,920)     $    0.33
         Canceled ............................         (1,600)     $    0.375
                                                     --------

Options outstanding at December 31, 1999 .....        274,383      $    0.77
                                                     --------

         Granted .............................        243,333      $    2.21
         Exercised ...........................        (16,000)     $    0.375
         Canceled ............................             --      $    0.375
                                                     --------

Options outstanding at December 31, 2000 .....        501,716      $    1.48
                                                     ========

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

The following is a summary of stock option activity under the 1998 Officers and Directors Plan:


                                                                   Wgtd. Avg.
                                                    Number of       Exercise
                                                     Shares          Price
                                                    ---------      ----------
Options outstanding at January 1, 1999 .......      1,200,000      $    0.375

         Granted .............................      1,300,000      $    0.50
         Exercised ...........................       (635,180)     $    0.42
                                                    ---------

Options outstanding at December 31, 1999 .....      1,864,820      $    0.45
                                                    ---------

         Granted .............................             --             --
         Exercised ...........................       (443,820)     $    0.46
         Canceled ............................             --             --
                                                    ---------

Options outstanding at December 31, 2000 .....      1,421,000      $    0.44
                                                    =========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS (CONTINUED):

         The fair value of each stock option granted in 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 2000 and 1999; risk-free interest rate of 6.00% and 5.50% for 2000 and 1999, respectively; the expected lives of the options are five years for 2000 and 1999; and volatility of approximately 100% for both 2000 and 1999.

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 2000:

                                  Options Outstanding                      Options Exercisable
                    -----------------------------------------------    ----------------------------

                                       Wgtd. Avg.
                       Number          Remaining                         Number
    Range of        Outstanding       Contractual      Wgtd. Avg.      Exercisable     Wgtd. Avg.
Exercise Prices     at 12/31/00           Life       Exercise Price    at 12/31/00   Exercise Price
---------------     -----------       -----------    --------------    -----------   --------------
 $0.00 - $0.49        2,040,559         6.3 Years        $ 0.37         2,036,029        $ 0.37
 $0.50 - $1.00        1,120,600         8.0 Years        $ 0.55           955,600        $ 0.52
 $1.01 - $1.99        1,146,667         7.8 Years        $ 1.51           878,666        $ 1.51
 $2.00 - $4.00          836,000         8.2 Years        $ 2.56           688,443        $ 2.53
                     ----------                                        ----------

 Total                5,143,826         7.3 Years        $ 1.02         4,558,738        $ 0.95
                     ----------                                        ----------

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1999:

                                  Options Outstanding                   Options Exercisable
                     --------------------------------------------   ----------------------------
                                     Wgtd. Avg.
                       Number         Remaining                       Number
    Range of         Outstanding     Contractual     Wgtd. Avg.     Exercisable     Wgtd. Avg.
Exercise Prices      at 12/31/99         Life      Exercise Price   at 12/31/99   Exercise Price
---------------      -----------     -----------   --------------   -----------   --------------

 $0.00 - $0.49         2,794,116       7.5 Years        $0.37         2,531,853        $0.37
 $0.50 - $1.00         1,243,920       8.2 Years        $0.50         1,236,420        $0.50
 $1.01 - $1.99           425,000       9.8 Years        $1.83            44,584        $1.73
 $2.00 - $4.00            95,000       9.2 Years        $2.27            95,000        $2.27
                      ----------                                     ----------

 Total                 4,558,036       7.9 Years        $0.58         3,907,857        $0.48
                      ----------                                     ----------

The weighted-average fair values of options under the plans granted during 2000 and 1999 were as follows:

                                        2000               1999
                                       -----              -----
Discounted options                     $0.00              $0.00
At-the-money options                   $1.12              $0.67
Premium options                        $0.00              $0.00
Repriced options                       $0.00              $0.00

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS (CONTINUED):

         During 2000 and 1999, the Company did not incur any compensation cost for the Plans under APB No. 25. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 2000 and 1999 would approximate the pro forma amounts as shown below:

                                               2000                1999
                                           ------------        ------------

Net income (loss)
     As reported                           $ (7,671,014)       $  1,118,134
     SFAS No. 123 Charge                      1,800,265             643,535
     Pro Forma                               (9,471,279)            474,599

Net income (loss) per common
    share - basic and diluted
     As reported                           $      (0.14)       $       0.02
     Pro Forma                             $      (0.17)       $       0.01

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

12.      STOCK WARRANTS:

Common Stock Warrants

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

         In connection with the issuance of the Company's Series G preferred stock in 1997, the Company issued 850,000 warrants to holders of the Series G Preferred. These warrants enable the holders to purchase shares of the Company's common stock at a price of $1.00 through August 2002. A total of 350,000 of these warrants were exercised in 1999 and an additional 325,000 of these warrants were exercised in 2000.

         In October 1996, the Company completed a transaction whereby it borrowed a total of $1,000,000 in secured loans from a group of individuals. In connection with these loans, the Company issued 200,000 warrants with a value of approximately $200,000. The warrants enabled the holder to purchase shares of the Company's common stock at a price of $1.00 through June 2000. A total of 100,000 of these warrants were exercised in 1997 and 50,000 were exercised in 2000. The remaining 50,000 warrants were extended until June 2001.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

12.      STOCK WARRANTS (CONTINUED):

         In October 1997, the Company issued 205,000 warrants to an advisor in connection with an agreement to provide public relations services. The warrants entitled the holder to purchase shares of the Company's common stock as follows:
125,000 shares at a price of $0.6875 through September 1999, 40,000 shares at a price of $1.0313 through March 2000, 40,000 shares at a price of $1.375 through September 2000. These warrants were valued at $150,000. All of these warrants were exercised in 1999.

         The Company issued 1,000,000 warrants to purchase its common stock in connection with loans made to the Company in 1998. A total of 600,000 warrants were issued in March 1998 in connection with a series of loans totaling $500,000 in March and April of 1998. These warrants were exercisable at a price of $0.15 per share, which approximated the market price of the Company's common stock at the time of issuance. These warrants were exercised in 1998. The remaining 400,000 warrants were issued in connection with loans totaling $100,000 made to the Company in November 1998. These warrants were exercisable for a period of one year, at a price of $0.25 per share, which approximated the market price of the Company's common stock at the time of issuance. These warrants were exercised in 1999.

         In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company. The exercise price of these warrants is based on the fair market value of the Company's common stock at the time of issuance and range from $0.88 to $2.15 per share. These warrants are exercisable for a period of 5 years from the date of issuance.

         In 2000, the Company issued a total of 10,000 warrants to an individual in connection with services rendered to the Company. The exercise price of these warrants is $0.80 per share and they were valued at $4,646 based on the fair market value of the Company's common stock at the time of issuance. These warrants are exercisable for a period of 5 years from the date of issuance.

The following is a summary of outstanding warrants:

                                             NUMBER OF
                                              SHARES          EXERCISE PRICE
                                           ------------       --------------

Warrants outstanding at January 1, 1999      2,195,379         $ 0.625-7.89

         Granted                                60,000         $ 0.88-2.15
         Exercised                            (970,000)        $ 0.25-1.375
         Expired                              (385,587)        $ 3.90-6.78
                                             ---------

Warrants outstanding at December 31, 1999      899,792         $ 0.88-7.89

         Granted                                10,000         $ 0.80
         Exercised                            (375,000)        $ 1.00
         Expired or canceled                  (144,792)        $ 3.90-6.78
                                             ---------

Warrants outstanding at December 31, 2000      390,000         $ 0.80-2.15
                                             =========

         The preceding summary of stock warrant activity excludes the C&A warrants described in Note 14 which only become exercisable upon the occurrence of future contingent events.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

13.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest was $18,998 and $20,022 for 2000 and 1999, respectively. Cash paid for foreign taxes was $555,556 in 1999. No foreign taxes were paid in 2000. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

                                                                                              2000              1999
                                                                                           ----------        ----------

Non-cash financing activities:
     Conversion of accounts payable and accrued liabilities into common shares ....        $       --        $  100,000
     Conversion of notes payable and interest into common shares ..................        $  132,480        $1,049,852

Non-cash investing activities
     Acquisition of SBOA ..........................................................        $       --        $  900,000
     Common shares issued for patent ..............................................        $  250,000        $       --

14.      COMMITMENTS AND CONTINGENCIES:

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

Agreements with MCC

         The Company entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation ("MCC") that was amended on several subsequent occasions to cross license and pool technologies. As part of this relationship with MCC, 62 Diamond Field Emission patents and patent applications were assigned directly to the Company and the Company has agreed to pay a royalty fee of 2% of future commercial revenues related to the patents received. The Company has the right to offset one half of the costs of maintaining these patents against any royalties due under the agreement. No payments have been made to, or are due to, MCC under this agreement.

DiaGasCrown Venture

         In February 1995, the Company entered into an agreement with Diagascrown, Inc., a Russian joint stock company controlled by Gazcomplektimpex, a subsidiary of Gazprom, the Russian national natural gas company. In return for an equity position in the Company, DGC paid the Company $5,000,000 and granted the Company an exclusive license to DGC display and related diamond technology and license rights to all related background patents. The Company has committed to perform $2.5 million in research and development in Russia. There is disagreement as to the amount actually spent, however it is our position that there are no further amounts due under this agreement and there will be no further spending in Russia. At present we are not using the technology developed under this joint venture agreement in any manner and do not anticipate using this technology in the future. It is unlikely that any future amounts will ever be spent.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

14.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

Till Keesman Agreement

         In May 2000, the Company licensed 6 carbon nanotube patents from Till Keesman in exchange for a payment of $250,000 payable in shares of the Company's common stock. Under the terms of the agreement, the Company is obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. The company is allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. If the Company does not pay minimum additional license fees of $500,000 by May, 2002, the license will terminate at that point. If the Company does not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in May 2002) by May 2004, the license will terminate at that point. The Company is not obligated to make any additional payments, but the license may terminate if these payments are not made. Accordingly, the initial payment of $250,000 for the patents is being amortized over a period of approximately two years.

Employment contracts

         The Company has entered into an employment agreement with its president and chief operating officer. The agreement calls for an annual base salary of $150,000 and for the Company to provide a vehicle for his use. The agreement can be terminated by either party with or without cause with 30 days notice. If the agreement is terminated by the Company without cause, the Company is obligated to pay severance equal to nine months salary.

Research and Development commitments

         As of December 31, 2000, the Company was obligated to perform funded research in the amount of approximately $582,000 on government contracts. The cost of the research in 2001 is expected to approximate the revenue received for the research.

Legal Proceedings

         On November 16, 2000, the former owner of Sign Builders of America, Inc. filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc. for alleged breech of the purchase agreement related to offsets the Company took against the final note payment. The Company has filed a counterclaim against the former owner for amounts due back to the Company as a result of these offsets. The Company expects the ultimate resolution of this suit to have no material impact on the consolidated financial statements. See Note 5.

         On July 20, 1998, TFI Telemark, Inc., a former vendor of Plasmatron, filed a complaint in the County Court at Law No. 2 of Travis County, Texas against the Company for debts of its subsidiary, Plasmatron. The Company was served with notice of this suit on August 5, 1998. All amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements of the Company. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

         On January 28, 1999, Aetna Life Insurance Company, a former landlord of DTO, filed a complaint in the 126th Judicial District Court, Travis County, Texas against DTO as lessee, and the Company as guarantor, for unspecified alleged damages occurring as a result of DTO's early termination of a lease. DTO moved out of this facility with approximately nine months remaining on the lease which called for monthly rental payments of approximately $17,000. The Company contends that Aetna failed in its duty to mitigate damages and behaved in a reckless manner, which resulted in damages to the Company and its property. The Company settled this lawsuit in 2000 in exchange for a payment of $28,000.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

14.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

Legal Proceedings (cont.)

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants. Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company's ownership of Plasmatron. In January 2000, the Company agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. The Company agreed to pay a total of $450,000, of which $225,000 was due at signing. The Company signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum. In exchange for this settlement, and upon payment of the notes, the Company will receive a complete release from further liability from both the plaintiff and the co-defendant. The first two notes were paid when due in 2000.

         On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, the Company, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. In February 2001, the Company agreed to participate in a settlement agreement whereby it would pay a total of $150,000, of which $50,000 is due by June 1, 2001 and the balance of $100,000 is in the form of a note due in July, 2003. See Note 5.

         The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999. Under the terms of the agreement, TDS was prohibited from using the Company's technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract in the 272nd Judicial District Court in Brazos County Texas on July 26 , 2000. The Company was not served with notice of this suit until December 5, 2000. It is the Company's view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company's home county of Travis County. The Company intends to vigorously pursue its claim against TDS and seek damages and an injunction against TDS for continuing to use the Company's technology in TDS products after the termination of the agreement.

The Company and its subsidiaries are also defendants in various other lawsuits related to the non-payment of invoices when due, or minor employment matters. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters. If resolution of any of these suits results in a liability greater than that recorded, it could have a material financial impact on us.

         The above lawsuits resulted in $118,000 and $200,000 charged to operations in 2000 and 1999, respectively. A total of approximately $300,000 was accrued at December 31, 2000.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

14.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

Vision Mark Agreement

         In November 1998, the Company signed a marketing agreement with Vision Mark, LLC ("Vision Mark"), a Texas limited liability company and a related consulting and advisory services agreement with C&A Services LLC ("C&A"), a Texas limited liability company affiliated with Vision Mark., whereby Vision Mark and C&A agreed to represent the Company with several "protected" customers, as defined by the agreements. Under the terms of the agreements, the Company was obligated to provide C&A with 300,000 shares of its common stock upon the signing of an agreement with any one of the protected customers to provide an electronic billboard to such customer. In January 2000, the Company signed an agreement with Eckerd Corporation, a subsidiary of JCPenney, Inc., one of the protected customers. Accordingly, 300,000 shares of common stock were issued to C&A as a result of this agreement. In addition, C&A received warrants to purchase up to 9,700,000 shares of the Company's common stock. None of the warrants that are potentially exercisable have been assigned any value as the ultimate exercisability of the warrants is not determined at this point. The Company had revenues of $2,160 in 2000 and no revenues in 1999 resulting from this agreement.

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

6. The maximum number of shares that can be acquired pursuant to these warrants is 9.7 million shares and all warrants issued under this agreement expire December 31, 2006.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

15.      CONCENTRATIONS OF CREDIT RISK:

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 2000 and 1999, the Company had no amounts on deposit in excess of the Federal Deposit Insurance Corporation insurance limit; however, for limited periods of time during the year, bank balances may exceed such limits.

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

16.      SIGNIFICANT CUSTOMERS:

         Accounts receivable - trade includes receivables from two major customers, amounting to $97,120, and $1,974, at December 31, 2000 and 1999 , respectively. Net sales, to these two major customers amounted to $474,467 in 2000 and $38,025 in 1999.

17.      RETIREMENT PLAN:

         The Company sponsors a defined contribution 401k profit sharing plan. No company contributions were made in either 2000 or 1999.

18.      RELATED PARTY TRANSACTIONS:

         In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI") a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT intends to use this technology in the development of its next generation electronic billboard product. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a billboard using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one year period following this initial two year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.

         ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. This date was extended until April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, the Company was obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. The Company elected to exercise each of its extension options and paid ATI a total of $50,000 through January 2000. In April 2000, the agreement was modified to allow EBT to obtain additional 90 day extensions at a cost of $12,500 for each extension. An additional $37,500 was paid for 3 additional extensions, bringing the total payments to $87,500. EBT can complete the patent assignment agreement at any time by paying the remaining $112,500 due on the initial payment.

         During 2000, the Company sold electronic display units to Dr. Zvi Yaniv, the Company's President and Chief Operating Officer at a total price of $22,500. This sales price approximated the Company's cost.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

19.      ACQUISITION OF SIGN BUILDERS OF AMERICA, INC.:

         Effective August 31, 1999, the Company purchased substantially all of the assets and assumed certain liabilities of SBOA. The assets acquired and liabilities assumed were recorded at fair values as a purchase acquisition and have been accounted for as a non-cash transaction in the consolidated statement of cash flows. The Company used cash of $450,000, executed a note payable bearing interest at an annual rate of 6% in the amount of $250,000, and issued common stock valued at $900,000 to finance the transaction. The assets acquired and liabilities assumed are as follows:

         Cash                                                      $    24,089
         Accounts receivable                                           304,926
         Inventory                                                     160,757
         Property and equipment                                        446,898
         Goodwill and covenant not to compete                          896,777
         Accounts payable                                              (52,931)
         Accrued expenses                                              (34,188)
         Customer deposits                                             (79,551)
         Notes payable                                                 (28,829)
         Capital leases payable                                        (37,948
                                                                   -----------

         Total Purchase Price                                      $ 1,600,000
                                                                   ===========

         The cash paid of $450,000 is reflected in the consolidated statement of cash flows net of the $24,089 of cash received in connection with the acquisition of the assets. The purchase agreement contained certain contingencies related to the sales of the acquired business during the time period from September 1, 1999 through December 31, 1999 which resulted in downward adjustments to the purchase price. As a result of these adjustments, the original purchase price of $1,800,000 was adjusted downward at December 31, 1999 to the $1,600,000 reflected above. The notes payable described above were adjusted down at the same date to $250,000 from their initial amount of $450,000 as a result of the same purchase price adjustments. At the time of the due date of the final note in September 2000, additional purchase priced adjustments provided for in the agreement were calculated and offset against the payment due at that time. As described in note 14, the seller has initiated a lawsuit in connection with these offsets. Accordingly, the basis of the assets has not been adjusted, pending resolution of that litigation.

         At December 31, 2000, as part of the review of its intangible assets described in greater detail in Note 6, the Company determined that the Goodwill and Covenant not to Compete received in this acquisition were impaired at that date and the remaining net book value of $639,761 was charged to operations at that time.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

20.      SEGMENT INFORMATION :

         The Company's operations are classified into three principal reportable segments that provide slightly different products or services.

                          FEPET                SBOA                EBT              All Other             Total
                       ------------        ------------        ------------        ------------        ------------

          2000

Revenue                $    332,961        $  2,257,013        $    112,844        $     22,012        $  2,724,830
Interest Expense              8,549              12,595                  --              47,052              68,196
Depreciation and
   Amortization             119,158             278,815             124,994              21,827             544,794
Research and
    Development             887,933                  --           1,732,690                  --           2,620,623
Impairment Charge                --             639,761             712,500             486,000           1,838,261
Profit (Loss)            (1,567,769)         (1,058,660)         (3,457,843)         (1,586,742)         (7,671,014)
Assets                      370,547             814,114             380,809              76,095           1,641,565
Capital Expenditures          2,452              44,678             285,803               6,996             339,929

          1999

Revenue                   5,794,269             657,553             300,282                  --           6,752,104
Interest Expense                541               5,849                  --              36,553              42,943
Depreciation and
   Amortization              58,927              89,936               7,267              14,905             171,035
Research and
    Development             658,219                  --             817,436                  --           1,475,655
Profit (Loss)             3,726,957             (11,917)           (807,863)         (1,789,043)          1,118,134
Assets                      842,842           1,762,863             936,988             400,637           3,943,330
Capital Expenditures         30,000               2,238             880,644               1,801             914,683

         Although the chief operating decision maker does not use this segmental financial information in evaluating performance, some segmental financial information is furnished to the chief operating officer for review regarding each subsidiary of the Company.

         The FEPET segment consists of the activities of FEPET and includes license revenues and contract research revenues related to FEPET's technology. In 2000, all FEPET revenues were contract research revenues. In 1999, approximately 95% of FEPET's revenue came from license fees and the remaining amount came from contract research services. The SBOA segment consists of the activity of SBOA which is the manufacture and installation of custom signage, including electronic, neon, static, and other types of signage. SBOA was acquired in 1999 and the above segment information covers the four month period from September 1, 1999 through December 31, 1999. The Company's EBT subsidiary sells electronic display products, installs electronic display products on customer premises under agreements to share in advertising revenue, sells advertising on displays, and licenses its products or technology to others. Virtually all EBT revenue in 1999 was from licensing technology. The majority of EBT's revenue in 2000 was from the sale of advertising and the sale of electronic display products. All other segments include the Company's general overhead.

         The accounting policies applied by each of the segments are the same as those used by the Company.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

21.      RESEARCH AND DEVELOPMENT CONTRACTS:

         The Company makes significant expenditures for research and development. On occasion, the Company may seek funding for a portion of its research and development costs to reduce the cost of such expenditures to the Company. The Company only seeks funding for projects that it already intended to do, or for projects that would apply its technology for other uses in instances where that application would allow the Company to achieve technical milestones that were already part of its goals. The majority of the Company's funded research has been from government contracts. Under government contracts, the government has the right to utilize the results for its purposes and the Company has the right to utilize the technology for commercial purposes. Generally, when the Company contracts with other entities, the entity is also conducting its own internal research related to application of the Company's technology to its products and such expenditures by the entity may exceed the amount of funding provided to the Company. Usually the entity has the right to license the technology at the conclusion of the project, if they desire. The costs of a particular research program may significantly exceed the funding received, however since the research was part of planned research, these contracts generally involve only nominal additional costs to the Company. For financial statement purposes, the Company considers the cost of the contracts to be equal to the revenue received.

The following schedule summarizes certain information with respect to research and development contracts:

                                                       2000            1999
                                                     --------        --------

Contract research revenues ..................        $352,341        $238,713

Costs incurred charged to operations ........        $352,341        $238,713

Amount of additional funding commitments ....        $582,333        $352,341

22.      SUBSEQUENT EVENTS:

         Through March 14, 2001, in exempt offerings under Regulation D of the Securities act of 1933, the Company issued a total of 1,178,284 shares of its common stock for a total of $522,047.

         Effective January 2001, the Company entered into a contract with a large Japanese display manufacturer to perform contract research related to the Company's technology. A payment of $600,000 was received in January 2001.

         In January 2001, the Company paid off a short term note payable in the amount of $125,000.

         As described in greater detail in Note 14, in February 2001, the Company agreed to participate in a settlement agreement related to a lawsuit whereby it would pay a total of $150,000, of which $50,000 is due by June 1, 2001 and the balance of $100,000 is in the form of a note due in July, 2003. This settlement was accrued as of December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 6, 2000, SI Diamond Technology, Inc. (the "Registrant") was notified that WallaceSanders & Company had merged with McGladrey Pullen, LLP and that WallaceSanders & Company would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor effective September 6, 2000. The Auditor's reports from WallaceSanders & Company for the Registrant's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to audit scope or accounting principles. However, the auditor's report for the past two fiscal years were modified regarding the uncertainty of the Registrant's ability to continue as a going concern. The decision to engage McGladrey Pullen, LLP as the successor to WallaceSanders & Company was recommended and approved by the Registrant's Board of Directors. During 1998 and 1999 and the subsequent interim period preceding the change, there have been no disagreements with WallaceSanders & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

       Name             Age     Class       Position                   Director Since       Term Expires
       ----             ---     -----       --------                   --------------       ------------

Charles C. Bailey        52        I        Director                   November 1999             2003
David R. Sincox          62        I        Director                   October 1994              2003
Dr. Zvi Yaniv            54        I        Director, President,       July 1996                 2003
                                            Chief Operating Officer
Philip C. Shaffer        64        II       Director                   March 1992                2001
Marc W. Eller            45        III      Director, Chairman,        November 1995             2002
                                            Chief Executive Officer
Ronald J. Berman         44        III      Director                   May 1996                  2002

---------------

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

         Mr. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W. Eller and was its President from 1989 until 1998. Mr. Berman currently is President of R.J. Berman Enterprises, Ltd., a real estate development company, Inergi Fitness, and Walkers Warehouse. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit. Prior to 1989, Mr. Berman was an attorney in private practice.

         The Board of Directors has three committees. The audit committee consists of Mr. Sincox and Mr. Bailey. The compensation committee consists of Mr. Shaffer and Mr. Berman. The executive committee consists of Mr. Eller, Mr. Yaniv, and Mr. Shaffer.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities of Exchange Act of 1934 requires SI Diamond's officers, and Directors, and persons who beneficially own more than 10% of a registered class of SI Diamond's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10% of SI Diamond's common stock are required by the Securities and Exchange Commission regulations to furnish SI Diamond with copies of all Section 16(a) forms that they file.

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2000 through December 31, 2000, all its Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                              Annual Compensation               Compensation
                                                  -------------------------------------------   ------------
                                                                                 Other           Securities
                                                                                 Annual          Underlying
         Name and Principal Position     Year     Salary($)    Bonus($)    Compensation($)(1)    Options(#)
         ---------------------------     ----     ---------    --------    ------------------    ----------

         Marc W. Eller,                  2000     $ 170,833         -0-              -0-           230,000
         Chief Executive Officer         1999     $ 168,750    $111,250              -0-           250,000
                                         1998     $ 150,000         -0-              -0-           780,000

         Zvi Yaniv, President and        2000     $ 170,833         -0-          $ 3,205           230,000
         Chief Operating Officer         1999     $ 175,000    $125,000          $ 3,205           150,000
                                         1998     $ 150,000         -0-          $ 6,839         1,170,000

----------------------

(1) No Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus. Dr. Yaniv was provided use of a Company owned automobile valued at $ 3,205 in 2000 and 1999, and $1,882 in 1998. In 1998, Dr. Yaniv was reimbursed $4,957 in connection with the transportation of his household belongings in connection with the relocation of his primary residence to Austin, Texas.

                     STOCK OPTION GRANTS IN FISCAL YEAR 2000

         SI Diamond has an Amended and Restated 1992 Employee Stock Option Plan, which may be used to grant employees, including officers of SI Diamond, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. SI Diamond also established the 1998 Directors and Officers Stock Option Plan, which may be used to grant non-qualified stock options to officers and directors of SI Diamond. The following table sets forth information concerning stock-options grants to the Named Executive Officers in 2000.

                              Number of          Percent of Total
                       Securities Underlying   Options Granted to
                               Options             Employees in                Exercise
    Name                  Granted(#)(1)(2)      in Fiscal Year 2000     or Base Price ($/sh)      Expiration Date
    ----               ---------------------   --------------------     --------------------      ---------------

Marc W. Eller                 30,000(3)                1.64%                    $2.75                 2/2/2010
                             200,000(3)               10.99%                    $1.50                6/27/2010

Dr. Zvi Yaniv                 30,000(3)                1.64%                    $2.75                 2/2/2010
                             200,000(3)               10.99%                    $1.50                6/27/2010

---------------

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

(3) These options became exercisable in full on the date of the grant in 2000.

                       AGGREGATED OPTION EXERCISES IN 2000
                     AND OPTION VALUES AT DECEMBER 31, 2000

         The following table sets forth certain information concerning the number and intrinsic value of the options held by the named executives at December 31, 2000. Year-end values are based on the closing price of $0.39 per share of the common stock on December 31, 2000, on the NASDAQ OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

                                                      Number of
                                                    Unexercised               Value of
                                                     Securities              Unexercised
                                                     Underlying             In-the-Money
                                                     Options at               Options at
                                                  December 31, 2000       December 31, 2000
                    Shares                        -----------------      ------------------
Name               Acquired          Value          Exercisable/           Exercisable/
----              on Exercise      Realized         Unexercisable          Unexercisable
                  -----------      --------       -----------------      ------------------

Marc W. Eller          0               0              200,000/0                $0/$0
Dr. Zvi Yaniv          0               0             1,550,000/0             $17,550/$0

                         DIRECTOR COMPENSATION FOR 2000

                                 Director Compensation               Security Grants in 2000
             Name(1)              Meeting Fees ($)(2)     Number of Securities Underlying Options (#)(3)
             --------            ---------------------    ----------------------------------------------

         David R. Sincox                  600                                 50,000
         Philip C. Shaffer                600                                 50,000
         Ronald J. Berman                 600                                 50,000
         Nicholas Martin Jr.              350                                 50,000
         Charles C. Bailey                450                                 43,333

---------------

(1) Directors who are also executives of SI Diamond are not listed in the above table. They do not receive compensation as Directors. Refer to the Summary Compensation Table for information concerning their compensation. Mr. Martin resigned as a director on January 1, 2001.

(2) All Directors receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by SI Diamond. This amount is not reflected in the above table.

(3) All of SI Diamond's outside Directors participate in the Amended and Restated 1992 Outside Directors Stock Option Plan, under which SI Diamond may grant stock options to any Director who is not a full time salaried employee of the Company. On February 2, 2000, each Director at that time was granted a discretionary grant of 30,000 options under this plan at a price of $2.75 per share. On July 24, 2000, each Director at that time was granted an automatic grant of 20,000 options under this plan at a price of $1.3438, with the exception of Mr. Bailey who was granted 13,333 options. Under the terms of the plan, Mr. Bailey's grant was prorated because of a partial year of service on the Board. All grants in 2000 became exercisable in full on the date of the grant.

         All of the Directors have retained the right to pursue additional business activities that are not competitive with the business of SI Diamond, and do not adversely affect their performance as Directors. If, as and when conflicts of interest arise, the nature of the conflict must be fully disclosed to the Board of Directors, and the person who is subject to the conflict must abstain from participating in any decision that may impact on his conflict of interest. Except for this disclosure and abstention policy, the Directors will not be in breach of any fiduciary duties owed to SI Diamond or the shareholders by virtue of their participation in such additional business activities.

                              EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with its president and chief operating officer. The agreement calls for an annual base salary of $150,000 and for the Company to provide a vehicle for his use. The agreement can be terminated by either party with or without cause with 30 days notice. If the agreement is terminated by the Company without cause, the Company is obligated to pay severance equal to nine months salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the SI Diamond's voting stock as of March 14, 2001, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

                                                                               Shares Owned       Percent
                                                                               Beneficially         of
  Title of Class              Name and Address of Beneficial Owner                                Class
  --------------              ------------------------------------             ------------       -------

Common Stock              None                                                         -                -

Series G Preferred        William W. Gow                                             100            11.76%
Stock                     4747 Sunset Blvd.
                          Los Angeles, CA 90027

                          SCG Cellular                                                50             5.89%
                          8584 Katy Freeway, Suite 300
                          Houston, TX 77024

                          Chris Lawson                                                50             5.89%
                          3737 Glenwood Ave, Suite 400
                          Raleigh, NC 27612

                          Steve Aiello                                                50             5.89%
                          38984 Santa Barbara
                          Clinton Township, MI 48036

                          Peerless Distributing                                       50             5.89%
                          21700 Northwestern Highway, Suite 1160
                          Southfield, MI 48075

                          ARA Services                                                50             5.89%
                          29844 High Valley Court
                          Farmington Hills, MI 48331

                          Klaich Animal Hospital, Ltd.                               100            11.73%
                          Amended Profit Sharing Retirement Plan & Trust
                          1990 South Virginia Street
                          Reno, NV 89502

                          Nicholas Martin Living Trust                               200            23.52%
                          3113 South University Dr., #600
                          Ft. Worth, TX 76109

                          Michael Scott Blechman Family Trust                        200            23.53%
                          295 Shadowood Lane
                          Northfield, IL 60093

SECURITY OWNERSHIP OF MANAGEMENT

         Set forth below is certain information with respect to beneficial ownership of SI Diamond's common stock as of March 14, 2001, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

                                                     COMMON STOCK
                                                      BENEFICIAL              PERCENTAGE
                  NAME                               OWNERSHIP (1)             OF CLASS
                  ----                               -------------            ----------

                  Philip C. Shaffer                      612,702                     *
                  David R. Sincox                        411,213                     *
                  Charles C. Bailey                       43,333                     *
                  Marc W. Eller                          553,796                     *
                  Ronald J. Berman                     1,260,222                 2.03%
                  Dr. Zvi Yaniv                        1,586,000                 2.50%
                  All Executive Officers and
                  Directors as a group (7 persons)     4,482,266                 6.91%

---------------

*        Less than 1%

(1) Included in the amounts indicated are shares that are subject to options exercisable within sixty (60)-days of March 14, 2001 pursuant to Rule 13d-3(d)(1) of the Exchange Act. The number of such shares are 500,000 for Mr. Shaffer; 290,000 for Mr. Sincox; 414,383 for Mr. Berman; 1,550,000 for Mr. Yaniv; 43,333 for Mr. Bailey; 200,000 for Mr. Eller; and 3,012,716 for the Directors and executive officers as a group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI") a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT intends to use this technology in the development of its next generation electronic billboard product. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a billboard using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one year period following this initial two year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.

         ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. This date was extended until April 15, 1999. In April 1999, the agreement was amended to allow additional extensions, in three month increments, for a period of up to one year from April 15, 1999. In exchange for each three month extension, the Company was obligated to pay ATI $12,500. The $200,000 initial payment required for the actual assignment of the Patent under the agreement will be reduced for any amounts paid for the extension periods. The Company elected to exercise each of its extension options and paid ATI a total of $50,000 through January 2000. In April 2000, the agreement was modified to allow EBT to obtain additional 90 day extensions at a cost of $12,500 for each extension. An additional $37,500 was paid for 3 additional extensions, bringing the total payments to $87,500. EBT can complete the patent assignment agreement at any time by paying the remaining $112,500 due on the initial payment.

         During 2000, the Company sold electronic display units to Dr. Zvi Yaniv, the Company's President and Chief Operating Officer at a total price of $22,500. This sales price approximated the Company's cost.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Index to Exhibits on page 61 for a descriptive response to this item.

         (b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K (Item 5) dated as of November 30, 2000

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SI DIAMOND TECHNOLOGY, INC.


                                           By: /s/ Marc W. Eller
                                               ---------------------------------
                                                 Marc W. Eller,
                                                 Chief Executive Officer
                                                 March 23, 2001

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                                   Date
---------                    -----                                                   ----

/s/ Marc W. Eller            Chairman, Chief Executive                            March 23, 2001
----------------------       Officer (Principal Executive Officer and
Marc W. Eller                Director)


/s/ Tracy Vaught             Vice President and                                   March 23, 2001
----------------------       Chief Financial Officer
Tracy Vaught                 (Principal Financial Officer and  Principal
                             Accounting Officer)

Philip C. Shaffer*
David R. Sincox*
Ronald J. Berman*            Directors                                            March 23, 2001
Charles G. Bailey*
Dr. Zvi Yaniv*


*By:        /s/ Tracy Vaught
    ----------------------------------
             (Tracy Vaught,
            Attorney-in-Fact)

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

 3(I).1*          Restated Articles of Incorporation of Company, as filed
                  December 9, 1999 with the Secretary of State for the State of Texas.

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

    4.2*          Form of Warrant issued to Swartz Investments, Inc. (Exhibit
                  4.5 to the Company's Current Report on Form 8-K dated as of January 19, 1996).

    4.3* Form of Registration Rights Agreement by and between the Company and the Holders of the Company's Series G Preferred
                  Stock (Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of July 25, 1997).

    4.4* Form of Warrant by and between the Company and the Holders of the Company's Series G Preferred Stock (Exhibit 4.3 to the
                  Company's Current Report on Form 8-K dated as of July 25,
                  1997).

    4.5*          Regulation D Subscription Agreement dated as of November 11,
                  1998, by and between the Company and C&A Services, L.L.C. for the issuance of warrants to purchase shares of Common Stock of the Company. (Exhibit 4.1 to the Company's Current Report on
                  Form 8-K dated as of December 7, 1998).

    4.6* Form of Rights Agreement dated as of June 18, 1998, between the Company and American Securities Transfer, Incorporated, as
                  Rights Agent, which includes as Exhibit A the form of Statement of Resolution establishing and designating series of preferred stock as "Series H Junior Participating Preferred
                  Stock" and fixing and determining the relative rights and preferences thereof, as Exhibit B the form of Rights
                  Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Exhibit 4.1 to the Company's
                  Current Report on Form 8-K dated as of June 18, 1998).

    4.7*          Secured Promissory Note, dated as of September 3, 1999, by
                  SIDT, Inc. as maker and Sign Builders of America, Inc. and
                  Sign Builders, Inc., as Payee. (Exhibit 4.1 to the Company's
                  Current Report on Form 8-K dated as of September 3, 1999).

    4.8 Form of Regulation D Subscription agreement by and between the Company and the participants of private placements

    4.9 Form of Registration Rights Agreement by and between the Company and the participants of private placements

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

  10.15* Asset Purchase Agreement, dated as of October 21, 1999, by and between the Company and Diamond.com, LLC. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 21,
                  1999).

  10.16*          Form of Lease Agreement by and between Electronic Billboard
                  Technology, Inc. and Eckerd Corporation (Exhibit 10.1 to the
                  Company's Current Report on Form 8-K dated as of January 21,
                  2000)

  10.17           Form of Lease Agreement by and between Electronic Billboard
                  Technology, Inc. and Eckerd Corporation dated February 25,
                  2001.

     11           Computation of (Loss) per Common Share.

     21           Subsidiaries of the Company.

     24           Powers of Attorney.