Form 10QSB
period 2001-03-31
SI DIAMOND TECHNOLOGY INC
filed 2001-05-09
CIK 891417

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001

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

                                 Yes [X] No [ ]

         As of April 30, 2001, the registrant had 64,335,695 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format.

                                 Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I  Financial Information                                                            PAGE
                                                                                         ----

         Item 1.  Financial Statements

              Consolidated Balance Sheets--March 31, 2001 and December 31, 2000........    3

              Consolidated Statements of Operations--Three Months Ended
                March 31, 2001 and 2000................................................    4

              Consolidated Statements of Cash Flows--Three Months Ended
                March 31, 2001 and 2000................................................    5

              Notes to Consolidated Financial Statements...............................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.......................................    8

Part II  Other Information

         Item 1. Legal Proceedings.....................................................   12

         Item 6.  Exhibits and Reports on Form 8-K.....................................   13

Signatures.............................................................................   14

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (UNAUDITED)
                                      ASSETS                                              MARCH 31,      DECEMBER 31,
                                                                                             2001            2000
                                                                                        -------------   --------------

Current assets:
   Cash and cash equivalents..........................................................  $   1,222,994   $        8,818
   Marketable Securities..............................................................         85,313           70,313
   Accounts receivable, trade - net of allowance for doubtful
      accounts of $38,203 in 2001 and $26,134 in 2000.................................        270,457          353,154
   Inventories........................................................................        144,876          153,244
   Prepaid expenses and other assets..................................................         94,578           90,767
                                                                                        -------------   --------------

     Total current assets.............................................................      1,818,218          676,296

   Property and equipment, net........................................................      1,018,948          766,581
   Intangible assets, net.............................................................        160,000          190,000
   Other Assets.......................................................................          8,688            8,688
                                                                                        -------------   --------------
     Total assets.....................................................................  $   3,005,854   $    1,641,565
                                                                                        =============   ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................................................  $     685,715   $      467,414
   Current portion of long-term debt..................................................        143,367          121,623
   Obligations under capital lease....................................................         18,549               --
   Notes payable......................................................................        250,000          375,000
   Accrued liabilities................................................................        327,001          441,958
   Deferred Income....................................................................        473,449               --
   Customer deposits..................................................................        220,154          169,795
                                                                                        -------------   --------------

     Total current liabilities........................................................      2,118,235        1,575,790

Notes payable, long-term..............................................................         76,820               --
Obligations under capital lease.......................................................         96,959               --

Commitments and contingencies.........................................................

Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares authorized; Series G convertible, 850 shares issued and outstanding at
       March 31, 2001 and December 31, 2000...........................................            850              850
   Common stock, $.00l par value, 120,000,000 shares authorized,
     64,310,695 and 60,518,983 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively...............................         64,311           60,519
   Additional paid-in capital.........................................................     63,191,754       61,272,028
   Less stock subscriptions receivable................................................             --          (10,850)
   Accumulated deficit................................................................    (62,543,075)     (61,256,772)
                                                                                        -------------   ---------------

     Total stockholders' equity ......................................................        713,840           65,775
                                                                                        -------------   --------------

     Total liabilities and stockholders' equity ......................................  $   3,005,854   $    1,641,565
                                                                                        =============   ==============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          FOR  THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      --------------------------------
                                                                                            2001             2000
                                                                                      ---------------   --------------

Revenues
     Sign construction..............................................................  $       529,855   $      607,804
     License fees and royalties.....................................................               --           25,500
     Government contracts...........................................................           23,185          260,557
     Privately funded research......................................................          126,552               --
     Other..........................................................................               --           19,913
                                                                                      ---------------   --------------
       Total Revenues...............................................................          679,592          913,774
                                                                                      ---------------   --------------

Cost of sales.......................................................................          566,938          664,091
Selling, general and administrative
   expenses.........................................................................          965,328        1,547,155
Research and development............................................................          396,885          364,967
Impairment charge...................................................................               --          486,000
                                                                                      ---------------   --------------

   Operating costs and expenses.....................................................        1,929,151        3,062,213

   Loss from operations.............................................................       (1,249,559)      (2,148,439)
Other income (expense), net
     Net realized and unrealized gains (losses) on marketable securities............          (22,488)         303,207
     Other..........................................................................          (14,256)          (4,501)
                                                                                      ---------------   --------------

   Loss before taxes and minority interest in subsidiary earnings...................       (1,286,303)      (1,849,733)

Minority interest in subsidiary earnings............................................               --           22,547
                                                                                      ---------------   --------------

   Loss before taxes................................................................       (1,286,303)      (1,827,186)

Provision for taxes.................................................................               --               --
                                                                                      ---------------   --------------

       Net loss.....................................................................  $    (1,286,303)  $   (1,827,186)
                                                                                      ===============   ==============

Less accretion on convertible preferred stock ......................................          (21,250)         (27,500)
                                                                                      ---------------   --------------

Net loss applicable to common stockholders..........................................  $    (1,307,553)  $   (1,854,686)
                                                                                      ===============   ==============
Loss per share

   Basic............................................................................  $         (0.02)   $       (0.03)
                                                                                      ===============   ==============
   Diluted..........................................................................  $         (0.02)   $       (0.03)
                                                                                      ===============   ==============

Average shares outstanding

   Basic............................................................................       60,829,605       54,236,200
                                                                                      ===============   ==============
   Diluted..........................................................................       60,829,605       54,236,200
                                                                                      ===============   ==============


                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                      --------------------------------
                                                                                            2001             2000
                                                                                      ---------------   --------------
Cash flows from operating activities:
       Net loss.....................................................................  $    (1,286,303)  $   (1,827,186)
       Adjustments to reconcile net  loss to net
         cash used in operating activities:
       Minority interest in subsidiary earnings.....................................               --          (22,547)
       Depreciation and amortization expense........................................           99,808           97,440
       Impairment charge............................................................               --          486,000
       Interest paid in common stock................................................               --            7,669
       Common shares issued for services............................................               --          675,000
       Net realized and unrealized (gain) loss on marketable securities.............           22,488         (303,207)
       Changes in assets and liabilities:
         Accounts receivable, trade.................................................           82,697         (267,995)
         Notes receivable...........................................................               --           43,333
         Inventory..................................................................            8,368           (8,218)
         Prepaid expenses and other current assets..................................           (3,811)           3,629
         Accounts payable and accrued liabilities...................................          203,344           55,233
         Customer deposits and deferred income.....................................           523,808          (35,134)
                                                                                      ---------------   --------------

              Total adjustments.....................................................          936,702          731,203
                                                                                      ---------------   --------------

         Net cash used in operating activities......................................         (349,601)      (1,095,983)
                                                                                      ---------------   --------------

Cash flows from investing activities:
       Capital expenditures.........................................................         (322,175)        (446,548)
       Purchase of marketable securities............................................          (37,488)      (1,116,852)
       Proceeds from the sale of marketable securities..............................               --        1,322,023
                                                                                      ---------------   --------------

         Net cash used in investing activities......................................         (359,663)        (241,377)
                                                                                      ---------------   --------------

Cash flows from financing activities:
       Repayment of notes payable...................................................         (126,541)          (6,216)
       Proceeds from long term debt.................................................          115,613               --
       Proceeds of stock issuance, net of costs.....................................        1,934,368        1,208,588
                                                                                      ---------------   --------------

         Net cash provided by financing activities..................................        1,923,440        1,202,372
                                                                                      ---------------   --------------

Net increase (decrease) in cash and cash equivalents................................        1,214,176         (134,988)

Cash and cash equivalents, beginning of period......................................            8,818          348,832
                                                                                      ---------------   --------------

Cash and cash equivalents, end of period............................................  $     1,222,994   $      213,844
                                                                                      ===============   ==============


                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       Basis of Presentation

         The consolidated financial statements of the Company for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001 and 2000 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2000 have been derived from the audited consolidated balance sheet of the Company as of that date.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for 2000 as filed with the U.S. Securities and Exchange Commission.

         The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


2.       Supplemental Cash Flow Information

         Cash paid for interest for the three months ended March 31, 2001 and 2000 was $15,256 and $3,129, respectively. In the three months ended March 31, 2001, the Company also had a non-cash transactions related to the issuance of a note payable in connection with a lawsuit settlement. This transaction is described in greater detail in Note 6.


3.       Capital Stock

         In the quarter ended March 31, 2001, the Company issued 3,521,712 restricted shares of its common stock and received net proceeds of $1,803,518 cash in exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $130,850 and issued 270,000 shares of common stock as the result of the exercise of options during the quarter.


4.       Notes Payable and Long Term Debt

         As described in greater detail in Note 6, the Company issued a note payable during the quarter ended March 31, 2001 in connection with a lawsuit settlement. The amount of this settlement was included in accrued expenses at December 31, 2000.


5.       Obligations Under Capital Leases

         During the quarter ended March 31, 2001, the Company entered into two leases related to copier equipment. The total cost of the equipment, which is included in property and equipment, was $118,969. The leases cover a 63 month time period and call for aggregate monthly payments of $3,246.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       Contingencies

Lawsuit Settlement

         As described in greater detail in the Company's 2000 Annual Report on Form 10-KSB, the Company agreed in January 2000 to participate in a settlement agreement in a lawsuit brought by a former customer of the Company's Plasmatron subsidiary against the Company and Universal Bonding Company, the bonding agent on the contract. As part of this settlement the Company agreed to pay a total of $450,000, of which $350,000 was paid in 2000. The remaining $100,000 was advanced on behalf of the Company by Universal Bonding Company in exchange for a note due in July 2001. Universal Bonding Company sought to recover its portion of the settlement from other guarantors under the bond. These defendants, Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, named the Company as a third party defendant. In January 2001, the Company agreed to participate in a settlement agreement whereby it would pay a total of $150,000, of which $50,000 is due by June 1, 2001 and the remaining balance of $100,000 is in the form of an additional note due to Universal Bonding Company in July 2003.

         The Company is a defendant in other lawsuits described in greater detail in its 2000 annual report on Form 10KSB.

7.       Business Segments

Following is information related to the Company's business segments for the quarters ended March 31, 2001 and 2000:

                               FEPET               SBOA                 EBT              All Other              Total
                             ---------           ---------           ---------           ---------           -----------
      2001
      ----

Revenue                      $ 149,737           $ 529,855           $      --           $      --           $   679,592

Profit (Loss)                 (389,574)            (61,718)           (523,634)           (311,377)           (1,286,303)

Expenditures for
  long-lived assets             84,989              29,684             203,948               3,554               322,175

      2000
      ----

Revenue                        260,557             607,804              45,413                  --               913,774

Profit (Loss)                   (8,728)            (60,701)           (888,665)           (869,092)           (1,827,186)

Expenditures for
  long-lived assets                 --              26,392             413,091               7,065               446,548


8.       Related Party Transactions

As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. To date, a total of $112,500 has been paid, $25,000 of which was paid during the quarter ended March 31, 2001. The Company can complete the assignment at any time by paying the remaining balance due of $87,500, or by making quarterly payments of $12,500 to keep its option in effect.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.


     THREE MONTHS ENDED MARCH 31, 2001 AND 2000:


                                    OVERVIEW

         During the quarter ended March 31, 2001, our primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in the our Annual Report on Form 10-KSB for the year ended December 31, 2000, we expect to incur additional research and development expenses throughout 2001 in developing our CFE technology. We expect to begin receiving advertising revenues through our Electronic Billboard Technology, Inc. ("EBT") subsidiary related to its electronic display products in the latter part of the quarter ending June 2001. We also expect monthly advertising revenues to consistently increase for the balance of the year as additional display products are installed at customer locations.


                                     OUTLOOK

         We expect our cash needs for 2001 to be approximately $3.5 million, of which approximately $1.9 million has already been raised. We intend to fund those needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities. Successful introduction of our electronic display products resulting in significant customer orders would cause our cash needs to exceed these levels, however, such customer orders would also result in increased availability of funding.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                               RECENT DEVELOPMENTS

         In February 2001, EBT signed an agreement with Eckerd Corporation, a subsidiary of JCPenney to install indoor electronic display products at ten Eckerd locations as part of a pilot program. Under this arrangement, EBT will sell advertising on these products and share a portion of the advertising revenue with Eckerd. These products are expected to be installed in the quarter ended June 2001. The Company also signed an agreement in February 2001 to install its indoor electronic display products at a major quick service restaurant chain. The units were installed and the test began in March 2001.

         Effective January 1, 2001, FEPET entered into a contract with a large Japanese display manufacturer to perform contract research related to our CFE technology. A payment of $600,000 was received in January 2001. This revenue is being recognized as it is earned under the contract.

                              RESULTS OF OPERATIONS

         Our revenues for the quarter ended March 31, 2001 (the "2001 Period") totaled $679,592 compared to $913,774 for the quarter ended March 31, 2000 (the "2000 Period"). During the 2001 Period, we had revenues of $529,855 from SBOA and $149,737 from FEPET. EBT had no revenue during the period. The FEPET revenues in the 2001 Period were all the result of reimbursed research expenditures under a government program and a private research contract with a large Japanese display manufacturer. In the 2000 Period, FEPET had revenues of $260,557, all of which was related to government programs. The SBOA revenues in both periods were all from the sale of signs designed, manufactured, or installed by SBOA. Revenues from SBOA declined from $607,804 in the 2000 period to $529,855 in the 2001 period due to a decline in general economic conditions. During the 2000 period, EBT received $25,500 in royalties under its now terminated agreement with Texas Digital Systems, Inc. ("TDS") and $19,913 in revenue from miscellaneous product sales.

         We had a total revenue backlog of $1,614,185 as of March 31, 2001. The portion of that backlog that related to SBOA was $581,589. This represents a substantial increase over the SBOA backlog of $335,430 at March 31, 2000. FEPET had a total backlog of $1,032,596 at March 31, 2001, of which $473,448 was related to privately funded research and $559,148 was related to government funded research. The FEPET backlog of $69,812 at March 31, 2000 related to government funded research. EBT had no backlog at either March 31, 2001 or 2000, however EBT expects to begin generating advertising revenue in the latter part of the quarter ended June 2001 as a result of the installation of its electronic displays at customer sites.

         For the 2001 Period, our cost of sales was $566,938, or 83% of revenues, as compared with $664,091, which was 73% of revenues, for the 2000 Period. The resulting margin of 17% in the 2001 Period was lower than the 27% margin in the 2000 Period. This decreased margin resulted primarily from the decrease in margins at SBOA and decreased revenue at EBT which covered a portion of EBT fixed operating costs. The decrease in margins at SBOA was caused by decreased sales volumes that resulted in less coverage of fixed costs. We expect our future margins to increase substantially from the 17% margin that resulted in this quarter as EBT begins to generate advertising revenue from its electronic display products and as FEPET enters into additional license or royalty agreements. Based on the strength of the SBOA backlog at March 31, 2001, we also expect margins to improve at SBOA as sales volume increases back to historical levels.

         Our selling, general, and administrative expenses were $965,328 for the 2001 Period, compared with $1,547,155 for the 2000 Period. The primary reason that the 2000 period was higher than the 2001 period was the $675,000 expense in the 2000 period related to selling costs associated with the initial agreement signed with Eckerd Corporation during that period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         We incurred research and development expenses of $ 396,885 for the 2001 Period. This was similar to the $364,967 incurred in the 2000 Period. We expect total research and development expense to decline for the balance of the year. We expect to continue to incur expense in 2001 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic display technology, however we expect the overall research and development expense in 2001 to be lower than 2000 as a result of the increased funding available to FEPET and the transition of EBT products from the development stage to the installation stage. We also expect internally funded research and development to decrease from the 1st quarter level for the same reasons.

         The impairment charge in 2000 related to our acquisition of the minority interest in our FEPET subsidiary. As described in greater detail in our 2000 annual report on form 10KSB, we had the opportunity to acquire these shares of FEPET stock by issuing SI Diamond stock. The transaction was valued based on the market value of the SI Diamond stock issued, which exceeded the book value of the stock acquired. FAS 121 required us to write off the resulting goodwill, since there was no future cash flow directly tied to this minority interest. There was no impairment charge in 2001.

         We had net realized and unrealized losses on our marketable securities portfolio of $22,488 in 2001 as compared with net realized and unrealized gains of $303,207 in 2001 as a result of a greatly decreased level of funds committed to our marketable securities portfolio from the 2000 Period to the 2001 Period. Our other expense in both the 2001 and 2000 Periods consists primarily of interest expense.



                        FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 2001, we had cash and cash equivalents in the amount of $1,222,844 as compared with cash and cash equivalents of $8,818 at December 31, 2000. This increase in cash is primarily the result of cash provided by financing activities, partially offset by cash used in operating activities and cash used in investing activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2001 Period of $349,601 was substantially lower than the $1,095,983 used in the 2000 Period. The primary reason for the decrease was the increased research and development funding received during the 2001 Period by FEPET.

         As described in greater detail in the notes to the financial statements, we received proceeds of $1,934,368 from the issuance of common stock related to private placements and options during the 2001 Period, as compared with $1,208,588 from the issuance of common stock, including shares related to options and warrants, during the quarter ended March 31, 2000. The primary reason for this increase relates to a higher level of private placement activity during the 2001 Period to provide an increased level of working capital for the Company.

         Cash used in investing activities during the 2001 Period was $359,663 as compared with cash used by investing activities of $241,377 for the 2000 Period. The cash used in the 2000 Period was primarily the result of expenditures related to the construction of billboards, partially offset by funds generated by our marketable securities portfolio. The cash used in the 2001 Period resulted primarily from the purchase of equipment and electronic display products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. In the event that we need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditors, McGladrey & Pullen, LLC, expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated past losses from operations and our past reliance on raising outside capital. See "Independent Auditor's Report." We have received similar opinions from our auditors in each year since 1995.

         We expect to continue to incur substantial expenses for research and development ("R&D"), product testing, and product marketing. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Our electronic display products are available for installation and being installed in certain locations at the present time. In some cases, our business model calls for us to install electronic display products and generate revenues from the sale of advertising. As a result we must incur the cost of installing the products and recover that cost through the advertising revenues generated by these products. Therefore, it is anticipated that the commercialization of our existing and proposed products will require additional capital in excess of our current funding.

         The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. We expect, however, to be operating at break even on a monthly basis by the conclusion of 2001. If revenues do not increase as rapidly as anticipated, or if product development, testing, and marketing require more funding than anticipated, we may be required to curtail our expansion or seek additional financing from other sources.


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

         Important factors that could cause the Company's actual results to differ from results in forward-looking statements are incorporated herein by reference from pages ii-vii of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclaimers the Company may make on related subjects in our 10-QSB, 8-K, and 10KSB reports to the SEC.

                       ITEM 2: PART II. OTHER INFORMATION

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

         On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county seeking to recover the amounts that it paid in the Semi-Alloys settlement described above. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, SI Diamond, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. This case was settled in January 2001. As part of the settlement, SI Diamond Technology, Inc. agreed to contribute a total of $150,000 as part of an overall settlement package to which all defendants and third party defendants contributed. Of the total amount, $50,000 is due no later than June 1, 2001 and the balance of $100,000 is in the form of a note due in July 2003.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

         (b)      Reports on Form 8-K:

                  (1) Current Report on Form 8-K (Item 5) dated as of January 1, 2001

                  (2) Current Report on Form 8-K (Item 5) dated as of January 10, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SI DIAMOND TECHNOLOGY, INC.
                                      (Registrant)



Date:  May 4, 2001                                       /s/ Marc W. Eller
                                      ------------------------------------------
                                      Marc W. Eller
                                      Chairman and Chief Executive
                                      Officer (Principal Executive Officer)



Date:  May 4, 2001                                       /s/ Tracy Vaught
                                      ------------------------------------------
                                      Tracy Vaught
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                        Accounting Officer)

                                INDEX TO EXHIBITS


The following documents are filed as part of this Report:

   Exhibit
   -------

        11        Computation of (Loss) Per Common Share