Form 10KSB40/A
period 2000-12-31
SI DIAMOND TECHNOLOGY INC
filed 2001-06-29
CIK 891417

================================================================================

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [x]

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

           Transitional Small Business Disclosure Format (check one).

                                 Yes [X] No [ ]

================================================================================

                                TABLE OF CONTENTS

PART I.......................................................................................................Page 1

         Item 1.  Business...................................................................................Page 1
         Item 2.  Properties.................................................................................Page 9
         Item 3.  Legal Proceedings.........................................................................Page 10
         Item 4.  Submission of Matters to a Vote of Security Holders.......................................Page 11

PART II.....................................................................................................Page 12

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .....................Page 12
         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................Page 14
         Item 7.  Financial Statements......................................................................Page 19
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................Page 51

PART III....................................................................................................Page 52

         Item 9.  Directors, Executive Officers, Promoters, Control Persons; Compliance with Section
                  16 (a) of the Exchange Act................................................................Page 52
         Item 10. Executive Compensation....................................................................Page 53
         Item 11. Security Ownership of Certain Beneficial Owners and Management............................Page 57
         Item 12. Certain Relationships and Related Transactions............................................Page 59
         Item 13. Exhibits and Reports on Form 8-K..........................................................Page 59


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

OUR CFE PRODUCT DEVELOPMENT IS IN ITS EARLY STAGES AND THE OUTCOME IS UNCERTAIN

         Our Carbon Field Emission ("CFE") technology, and products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. We have two leading potential CFE products. The first is a Picture Element Tube ("PET") intended for use initially in large indoor displays. If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays. The PET or displays may not be successfully developed. We are also working on a product called the HyFED, which combines what we believe to be the best properties of a cathode ray tube ("CRT") and our CFE technology. It is our intention to license our HyFED technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs. If either of these products are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products.

WE HAVE NO CURRENT ROYALTY AGREEMENTS PRODUCING REVENUE

         Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any CFE products ourselves, and as such, we have no CFE product revenues. We signed a license agreement in 1999 for a one time, up front, payment of approximately $5.6 million. We have no license agreements at the present time that will provide any future revenues. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties.


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


WE HAVE A HISTORY OF NET LOSSES

         We have a history of net losses. Our first profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999. We have incurred net income and losses as shown below:

                                                        Net Income
                  Year Ended December 31                  (Loss)
                  ----------------------              -------------
                           1992                       $ (1,630,978)
                           1993                       $ (7,527,677)
                           1994                       $ (7,255,420)
                           1995                       $(14,389,856)
                           1996                       $(13,709,006)
                           1997                       $ (6,320,901)
                           1998                       $ (3,557,548)
                           1999                       $  1,118,134
                           2000                       $ (7,671,014)

         Although we expect to be profitable in the future, we may not be. Our profitability in 2001 is dependent on the signing of additional license agreements. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop products. We do, however, expect the magnitude of those losses, if they continue, to decrease. McGladrey & Pullen, LLP, independent auditors of the Company, have expressed uncertainty as to our ability to continue as a going concern based, in part, on our accumulated losses from operations in prior years. See "Independent Auditor's Report." We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. In the past, we were primarily a contract research and development organization, but are in the process of transitioning to an organization that is primarily dependent on products sales and other business operations. In order to continue our transition from a contract research and development organization to an organization with ongoing operations, we anticipate that substantial product development and introduction expenditures will continue to be incurred.

WE ARE EXPOSED TO LITIGATION LIABILITY

We were sued in 1996 by a former customer of Plasmatron for damages that the former customer claimed that it incurred as a result of the alleged failure of the machine provided by Plasmatron to perform as intended. This lawsuit was settled in January 2000 for a total payment of $1,450,000 of which $1,000,000 was funded by a bonding company that had provided a bond on the original contract and $450,000 was funded by us. We were also named as a third party defendant in another suit by other guarantors under the bond. This related lawsuit was settled in January 2001 for a total payment of $800,000 to the bonding Company. The majority of that settlement was paid by other defendants in the case. We agreed to pay $150,000 of this settlement. We have no further liability in either of these matters, beyond the $200,000 of notes payable recorded on the balance sheet.


                                    Page iii

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


                                    Page iv

WE HAVE FUTURE CAPITAL NEEDS AND THE SOURCE OF THAT FUNDING IS UNCERTAIN

         We expect to continue to incur substantial expenses for R&D, product testing, product introduction, product manufacturing at SBOA, product marketing, and administrative overhead. The majority of R&D expenditures are for the development of our CFE technology and our electronic display products. Our business model is based on our installing electronic display products at customer sites at our cost and then deriving advertising revenues from the signs, or from the outright sale of these products. Installation of our products at customer sites will require a significant capital investment on our part. Our outdoor electronic billboard product is available now and we have installed three units at test sites, although only minor revenues have been generated. We also have a variety of smaller electronic display products available that are intended primarily for indoor use. Some of our other proposed products may not be available for commercial sale or routine use for a period of up to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current capital. A shortage of capital may prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

         We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to fund operations until we reach that point. We have the existing resources to continue operations for approximately four to six weeks. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology, revenue generated from the installation of our electronic billboard product, and through debt and equity offerings.

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


                                     Page v

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


                                    Page vi

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


                                    Page vii

OUR REVENUES HAVE BEEN DEPENDENT ON GOVERNMENT CONTRACTS IN THE PAST

         In previous years, a significant part of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues in recent years:

                                                                 Revenues from
                                                                  Government              Percentage of
                  Year Ended December 31                           Contracts              Total Revenue
                  ----------------------                         -------------            -------------
                           1992                                   $   930,000                  99%
                           1993                                   $ 1,147,000                  89%
                           1994                                   $   820,000                  41%
                           1995                                   $ 1,009,000                  33%
                           1996                                   $ 2,869,000                  50%
                           1997                                   $   854,000                  24%
                           1998                                   $         0                   0%
                           1999                                   $         0                   0%
                           2000                                   $   352,341                  13%

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

   - Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts

   -     Potential disclosure of our confidential information to third parties

   - The failure or inability of the prime contractor to perform its prime contract in circumstances where we are a subcontractor

   - The failure of the government to exercise options provided for in the contracts

   - The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts funded by the government if we fail to continue to develop the technology


                                   Page viii

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

----------------------------------------------------------------------------------
Name                         Age        Position
----------------------------------------------------------------------------------
Marc W. Eller                45         Chairman  and Chief Executive Officer

Zvi Yaniv                    54         President and Chief Operating Officer

Tracy Vaught                 44         Vice President and Chief Financial Officer
----------------------------------------------------------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS

         On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester. The complaint named Plasmatron, SI Diamond, and Westchester Fire Insurance Company as defendants. Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to our ownership of Plasmatron. Semi-Alloys claimed the equipment did not perform as required under the contract. Semi-Alloys sought to recover compensatory, consequential and incidental damages. The plaintiff sought damages of approximately $8.0 million. In January 2000, we agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiffs. The plaintiff agreed to accept a total payment of $1,450,000 in exchange for a release of all claims. We agreed to pay a total of $450,000 of this settlement. A total of $225,000 was due at signing and we signed three notes payable for the balance of the settlement. These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively. In exchange for this settlement, and upon payment of the notes, we received a complete release from further liability from both the plaintiff and the co-defendant. The first two notes were paid in 2000. The remaining note of $100,000 is due in July 2001.

         On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county seeking to recover the $1,000,000 paid as a result of the Semi-Alloys settlement, plus legal costs. The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants. All defendants were former owners, or associated with former owners, of Plasmatron. Defendant Gaylord Evey filed an answer with the court naming Plasmatron, SI Diamond, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants. A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case. This case was settled in January 2001. As part of the settlement, SI Diamond Technology, Inc. agreed to contribute $150,000 as part of an overall settlement package to which all defendants contributed a total of $800,000. The terms of the settlement call for us to pay $50,000 no later than June 1, 2001. The balance of $100,000 is in the form of a note due in July 2003.

     On July 20, 1998, TFI Telemark, Inc., a former vendor of Plasmatron, filed a complaint in the County Court at Law No. 2 of Travis County, Texas against us for debts of Plasmatron. We were served with notice of this suit on August 5, 1998. The plaintiff seeks damages of approximately $25,000. All amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements. We believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements.

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

         On November 16, 2000, Lance Adams, the former owner of Sign Builders of America, Inc. filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc. in the 20th Judicial District Court in Travis County, Austin Texas for alleged breech of the purchase agreement in which the Company purchased SBOA. Of the initial purchase price of $1,800,000, a total of $1,350,000 was paid in cash and stock in September 1999. The remainder of $450,000 was due in the form of a note due in two installments in March and September 2000. The agreement contained provisions that allowed for a downward adjustment of the sales price if certain sales levels were not achieved and allowed offsets for other claims against the note. In February 2000, an initial purchase price adjustment reduced the note to $250,000 and a payment $125,000 plus interest was made in March 2000. In September 2000, the Company notified Mr. Adams of additional purchase price adjustments and other offsets which eliminated the remaining balance due on the note. Mr. Adams disagreed with these offsets and filed suit for breech of the agreement, alleging damages of not less than $175,000. The Company has filed a counterclaim against Mr. Adams for amounts due back to the Company as a result of these offsets. The Company expects the ultimate resolution of this suit to have no material impact on the consolidated financial statements.

         The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999. Under the terms of the agreement, TDS was prohibited from using the Company's technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and its subsidiary, Electronic Billboard Technology, Inc. for breach of contract in the 272nd Judicial District Court in Brazos County Texas on July 26 , 2000. The Company was not served with notice of this suit until December 5, 2000. It is the Company's view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company's home county of Travis County. TDS has alleged unspecified damages in excess of $500,000. The Company intends to vigorously pursue its claim against TDS and seek damages and an injunction against TDS for continuing to use the Company's technology in TDS products after the termination of the agreement.

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

                                                                        HIGH                     LOW
1999     First Quarter ............................................     $1.18                   $0.37
         Second Quarter............................................     $1.59                   $0.65
         Third Quarter.............................................     $3.06                   $1.22
         Fourth Quarter............................................     $2.06                   $1.31

2000     First Quarter ............................................     $4.28                   $1.67
         Second Quarter............................................     $3.00                   $1.03
         Third Quarter.............................................     $1.80                   $0.94
         Fourth Quarter............................................     $1.09                   $0.22
2001
         First Quarter (through March 14, 2001)....................     $0.86                   $0.37

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

          Information required in this Item 5 of our Annual Report on Form 10-KSB/A concerning information as to all equity securities issued by us during the last three fiscal years that were not registered under the Securities Act of 1933 and that is not contained in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition," or in
Note 10 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB/A is presented below:

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

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues and raising funds through additional debt and equity offerings. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing of our products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect us.

                              RESULTS OF OPERATIONS

         2000 Compared to 1999. The Company had $2,724,830 in revenues during 2000, as compared with $6,752,104 during 1999. The main reason for the decrease was that the 1999 revenues included $5,555,556 in license fee received from Canon, Inc. Commercial (non-governmental) sales accounted for $2,372,489 of the 2000 revenue and all revenues in 1999. Our 2000 commercial revenue included $2,257,013 from SBOA, $2,632 from FEPET, and $112,844 from EBT. The 1999 commercial revenue came from FEPET, EBT, and SBOA in the amounts of $5,794,269, $300,282, and $657,553, respectively. The 1999 FEPET revenues were composed of license fees of $5,555,556 and $238,713 of research revenues. The 2000 revenues were primarily the result of the sale of research services. The EBT revenue in 1999 was primarily the result of royalty payments from TDS. The 2000 EBT revenue included $25,500 of royalty payments from TDS and the remainder was from the sale of advertising and miscellaneous display products. We recognized no revenue from government funded projects in 1999 and $352,341of revenue from government grants in 2000. We received approval for an additional grant near the end of 2000, that will result in approximately $580,000 of revenue in 2001. We may seek additional research grants in the future if such grants are directly related to projects that we are already working on in conjunction with our strategic objectives.

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

          In 2000, our cost of sales were $1,949,042, or a margin of 28%. For 1999, our costs of sales were $674,380, resulting in a margin of 90%. The reason for the large decrease in margin was the royalty payment received in 1999, which had only negligible costs associated with it. We expect future margins to improve from 2000 levels as we begin to receive increased advertising revenues from the installation of our display products at customer locations. We expect margins at SBOA, our main segment, to improve slightly from 2000 levels.

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

         As of December 31, 2000, our current liabilities exceeded our current assets by $888,644, with a current ratio of .4 to 1, compared to a working capital deficit of $356,106 and a current ratio of .8 to 1 as of December 31, 1999. This decrease is primarily the result of the reduction in our cash and marketable securities positions. Current liabilities decreased by $443,129 from 1999 to 2000. The primary reason for this decrease is the total payments of $350,000 made related to a lawsuit settlement that was included in accrued liabilities at December 31, 1999. We do not expect the aggregate payments related to lawsuits to exceed the liabilities recorded in the financial statements and we do not expect aggregate payments related to lawsuits to affect our liquidity beyond using resources that we have set aside to make payments at the appropriate times. If resolution of any of these suits results in a liability greater than that recorded, it could have a material financial impact on us.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditor's Report..............................................................................  20

Consolidated Balance Sheets - December 31, 2000 and 1999..................................................  22

Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999............................  23

Consolidated Statements of Shareholders' Equity - Years Ended December 31,
     2000 and 1999........................................................................................  24

Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999............................  26

Notes to Consolidated Financial Statements................................................................  27

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

McGladrey & Pullen, L.L.P.
Dallas, Texas
March 14, 2001

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



WallaceSanders & Company

Dallas, Texas
February 12, 2000

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          DECEMBER 31,
                                                                                               -----------------------------------
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                          -----------------------------------
                                                                                              2000                   1999
                                                                                          ------------           ------------
Revenues
     License fees and royalties ................................................          $     25,500           $  5,842,756
     Sign construction .........................................................             2,257,013                657,553
     Government contracts ......................................................               352,341                     --
     Advertising ...............................................................                44,931                     --
     Other .....................................................................                45,045                251,795
                                                                                          ------------           ------------
                            Total Revenues .....................................             2,724,830              6,752,104

Cost of sales ..................................................................             1,949,042                674,380
Selling, general and administrative expenses ...................................             3,881,141              3,356,675
Research and development .......................................................             2,620,623              1,475,655
Impairment charge ..............................................................             1,838,261                     --
                                                                                          ------------           ------------
         Operating costs and expenses ..........................................            10,289,067              5,506,710
                                                                                          ------------           ------------

                  Income (loss) from operations ................................            (7,564,237)             1,245,394

Other income (expense):
         Gain on disposal of assets ............................................               375,000                265,688
         Net realized and unrealized gains (losses) on marketable securities ...              (449,504)               309,172
         Other income (expense), net ...........................................               (54,820)              (124,017)
                                                                                          ------------           ------------

Income (loss) before minority interest in subsidiary earnings ..................            (7,693,561)             1,696,237

Minority interest in subsidiary earnings .......................................                22,547                (22,547)
                                                                                          ------------           ------------

Income (loss) before taxes .....................................................            (7,671,014)             1,673,690

Provision for taxes ............................................................                    --                555,556
                                                                                          ------------           ------------

Net income (loss) ..............................................................            (7,671,014)             1,118,134

Accretion on convertible preferred stock .......................................               (90,328)              (140,163)
                                                                                          ------------           ------------

Net income (loss) applicable to common shareholders ............................          $ (7,761,342)          $    977,971
                                                                                          ============           ============

Earnings (loss) per share

         Basic .................................................................          $      (0.14)          $       0.02
                                                                                          ============           ============
         Diluted ...............................................................          $      (0.14)          $       0.02
                                                                                          ============           ============


Weighted average common shares outstanding

         Basic .................................................................            57,379,240             51,188,385
                                                                                          ============           ============
         Diluted ...............................................................            57,379,240             57,401,654
                                                                                          ============           ============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                PREFERRED                   COMMON
                                           -------------------      ----------------------      ADDITIONAL
                                           SHARES       AMOUNT        SHARES        AMOUNT   PAID-IN CAPITAL
                                           ------      -------      ----------     -------   ---------------
Balance, January 1, 2000                    1,100      $ 1,100      53,906,719     $53,906     $ 55,410,993

Warrants exercised                             --           --         375,000         375          374,625

Issuance of common stock
   as a result of the exercise
   of employee stock options                   --           --       1,125,177       1,125          474,147

Conversion of Series G
   preferred stock into common stock         (250)        (250)        317,397         317              (67)

Issuance of common shares for cash             --           --       3,992,242       3,993        3,451,007

Issuance of common stock
   shares in payment of short
   term notes and interest                     --           --          62,284          63          132,417

Issuance of common stock
   warrants for services                       --           --              --          --            4,646

Issuance of common stock
   for patent acquisition                      --           --         240,164         240          249,760

Issuance of common stock
   for services                                --           --         300,000         300          674,700

Issuance of common shares
   for minority interest in subsidiary         --           --         200,000         200          499,800

Stock subscription                             --           --              --          --               --

Net (loss)                                     --           --              --          --               --
                                           ------      -------      ----------     -------     ------------

Balance, December 31, 2000                    850      $   850      60,518,983     $60,519     $ 61,272,028
                                           ======      =======      ==========     =======     ============



                                            ACCUMULATED       STOCK
                                              DEFICIT      SUBSCRIPTION        TOTAL
                                           ------------    ------------    -----------
Balance, January 1, 2000                   $(53,585,758)           --      $ 1,880,241

Warrants exercised                                   --            --          375,000

Issuance of common stock
   as a result of the exercise
   of employee stock options                         --            --          475,272

Conversion of Series G
   preferred stock into common stock                 --            --               --

Issuance of common shares for cash                   --            --        3,455,000

Issuance of common stock
   shares in payment of short
   term notes and interest                           --            --          132,480

Issuance of common stock
   warrants for services                             --            --            4,646

Issuance of common stock
   for patent acquisition                            --            --          250,000

Issuance of common stock
   for services                                      --            --          675,000

Issuance of common shares
   for minority interest in subsidiary               --            --          500,000

Stock subscription                                   --       (10,850)         (10,850)

Net (loss)                                   (7,671,014)           --       (7,671,014)
                                           ------------      --------      -----------

Balance, December 31, 2000                 $(61,256,772)     $(10,850)     $    65,775
                                           ============      ========      ===========

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                                           PREFERRED               COMMON
                                        ----------------    --------------------     ADDITIONAL       ACCUMULATED
                                        SHARES   AMOUNT       SHARES      AMOUNT   PAID-IN CAPITAL      DEFICIT        TOTAL
                                        ------   -------    ----------   -------   ---------------   ------------   -----------
Balance, January 1, 1999                 1,700   $ 1,700    45,986,617   $45,987     $ 52,019,707    $(54,703,892)  $(2,636,498)

Warrants exercised                          --        --       970,000       970          646,097              --       647,067

Issuance of common stock
   as a result of the exercise
   of employee stock options                --        --     1,557,037     1,557          623,729              --       625,286

Conversion of Series A and G
   preferred stock into common stock      (600)     (600)      729,658       729             (129)             --            --

Issuance of common shares for cash          --        --       200,000       200          109,800              --       110,000

Issuance of common stock
   shares in payment of short
   term notes and interest                  --        --     4,040,275     4,040        1,045,812              --     1,049,852

Issuance of common stock
   warrants for services                    --        --            --        --           66,400              --        66,400

Issuance of common stock
   for subsidiary acquisition               --        --       423,132       423          899,577              --       900,000

Net income                                  --        --            --        --               --       1,118,134     1,118,134
                                        ------   -------    ----------   -------     ------------    ------------   -----------

Balance, December 31, 1999               1,100   $ 1,100    53,906,719   $53,906     $ 55,410,993    $(53,585,758)  $ 1,880,241
                                        ======   =======    ==========   =======     ============    ============   ===========

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                         2000                   1999
                                                                                     ------------           ------------
Cash flows from operating activities:
   Net income (loss) ......................................................          $ (7,671,014)          $  1,118,134
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Interest paid in common stock ..........................................                 7,480                 44,852
   Minority interest in subsidiary earnings ...............................               (22,547)                22,547
   Warrants and stock issued for debt and services ........................               679,646                 66,400
   Depreciation and amortization expense ..................................               544,794                171,035
   Gain on disposal of assets .............................................              (375,000)               (23,688)
   Non-cash compensation expense ..........................................                23,560                     --
   Impairment charge ......................................................             1,838,261                     --
   Net realized and unrealized (gains) losses on marketable securities ....               449,504               (309,172)
   Changes in assets and liabilities:
     Accounts receivable, trade ...........................................               (38,636)               174,428
     Notes receivable .....................................................                60,000                (60,000)
     Inventories ..........................................................                14,531                 58,511
     Prepaid expenses and other assets ....................................               (38,455)                49,196
     Accounts payable .....................................................              (283,811)              (721,310)
     Accrued expenses .....................................................              (306,884)               104,667
     Customer deposits and other current liabilities ......................               (87,152)               172,626
                                                                                     ------------           ------------

       Total adjustments ..................................................             2,465,291               (249,908)
                                                                                     ------------           ------------

     Net cash provided by (used in) operating activities ..................            (5,205,723)               868,226
                                                                                     ------------           ------------

Cash flows from investing activities:
   Decrease (increase) in deposits ........................................                (1,438)                 7,250
   Purchase of marketable securities ......................................            (1,966,453)            (1,943,522)
   Sale of marketable securities ..........................................             2,166,012              1,533,318
   Capital expenditures ...................................................              (339,929)              (914,683)
   Cash paid for acquisition of Sign Builders of America, Inc. ............                    --               (427,741)
   Proceeds from sale of assets ...........................................               375,000                  9,244
                                                                                     ------------           ------------

     Net cash provided by (used in) investing activities ..................               233,192             (1,736,134)
                                                                                     ------------           ------------

Cash flows from financing activities:
   Proceeds from short-term notes payable .................................               375,000                250,000
   Repayment of short-term notes payable ..................................                    --               (400,000)
   Proceeds from issuance of common stock .................................             4,294,422              1,382,353
   Repayment of long-term notes payable and capital lease obligations .....               (36,905)               (18,249)
                                                                                     ------------           ------------

Net cash provided by financing activities .................................             4,632,517              1,214,104
                                                                                     ------------           ------------

Net increase (decrease) in cash and cash equivalents ......................              (340,014)               346,196
Cash and cash equivalents, beginning of year ..............................               348,832                  2,636
                                                                                     ------------           ------------
Cash and cash equivalents, end of year ....................................          $      8,818           $    348,832
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

Other income (expense) is composed of the following:

                                                                    2000                 1999
                                                                 ----------           ----------
         Lawsuit settlement ...........................          $       --           $ (200,000)
         Escrow recovery ..............................                  --               99,708
         Interest expense .............................             (68,196)             (42,933)
         Other ........................................              13,376               19,208
                                                                 ----------           ----------
         Total ........................................          $  (54,820)          $ (124,017)
                                                                 ==========           ==========

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

4.       MARKETABLE EQUITY SECURITIES

         The Company invests a portion of its working capital in marketable equity securities. All such equity securities are classified as trading securities. The fair market value of marketable securities, at December 31, was determined as follows:

                                                                    2000                 1999
                                                                 ----------           ----------
         Cost basis ...................................          $   67,120           $  540,646
         Unrealized gains .............................               3,193              178,730
                                                                 ----------           ----------
         Fair market value ............................          $   70,313           $  719,376
                                                                 ==========           ==========

The net realized and unrealized gains (losses) on marketable equity securities consists of the following for the years ended December 31:

                                                                    2000                 1999
                                                                 ----------           ----------
         Unrealized gains - beginning of the year .....          $ (178,730)          $       --
         Realized gains ...............................             479,990              210,197
         Realized losses ..............................            (753,957)             (79,755)
         Unrealized gains - end of year ...............               3,193              178,730
                                                                 ----------           ----------
         Net realized and unrealized gains (losses) ...          $ (449,504)          $  309,172
                                                                 ==========           ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 2000 and 1999 is as follows:

                                                                          DECEMBER 31,
                                                              -----------------------------------
                                                                  2000                   1999
                                                              ------------           ------------
Inventories
     Raw materials .................................                98,019                111,861
     Work in process ...............................                55,225                 55,914
                                                              ------------           ------------
                    Total ..........................          $    153,244           $    167,775
                                                              ============           ============

Property and equipment:
     Plant and equipment ...........................          $    856,608           $    830,431
     Electronic display units under construction ...                    --                858,509
     Electronic Display units ......................               300,000                     --
     Furniture and office equipment ................               229,315                182,057
     Vehicles ......................................               103,079                131,079
                                                              ------------           ------------
       Total carrying cost .........................             1,489,002              2,002,076
     Less accumulated depreciation .................              (722,421)              (564,830)
                                                              ------------           ------------
                                                              $    766,581           $  1,437,246
                                                              ============           ============
Intangible assets:
     Patents .......................................          $    250,000           $     30,000
     Covenant not to compete .......................                    --                500,000
     Goodwill and other ............................                    --                398,607
                                                              ------------           ------------
       Total cost ..................................               250,000                928,607
     Less accumulated amortization .................               (60,000)               (92,586)
                                                              ------------           ------------
                                                              $    190,000           $    836,021
                                                              ============           ============
Accrued liabilities:
     Payroll and related accruals ..................          $     37,693           $     11,373
     Accounting and legal fees .....................                    --                 42,500
     Lawsuit settlements ...........................               275,000                450,000
     Other .........................................               129,265                219,969
                                                              ------------           ------------
       Total .......................................          $    441,958           $    723,842
                                                              ============           ============

6.       IMPAIRMENT OF ASSETS :

The impairment charge for 2000 consists of the following:

         Property and equipment                               $    712,500
         Goodwill and covenant not to compete                      639,761
         Minority interest goodwill                                486,000
                                                              ------------
         Total impairment of assets                           $  1,838,261
                                                              ============

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

6.       IMPAIRMENT OF ASSETS (CONTINUED) :

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

7.       OPERATING LEASE OBLIGATIONS :

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

         Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000, were as follows:

                2001                                                            $  187,888
                2002                                                               164,894
                2003                                                               110,380
                2004                                                                47,083
                2005, and thereafter                                                25,202
                                                                                ----------

                Total future minimum lease payments                             $  535,447
                                                                                ==========

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.       NOTES PAYABLE :

Notes payable at December 31, 2000 and 1999 consisted of the following:

                                                                                                  2000              1999
                                                                                                --------          --------
                  Note payable to shareholder, due in two equal installments in
                  March and September 2000, bearing interest at a rate of 6%. The note arose in connection with the purchase of the assets of SBOA and was convertible into common stock at a rate of $2.127 per share at the option of the note holder. In 2000, the company issued an additional 62,284 shares of common stock in payment of
                  $125,000 of the note payable and related interest of $7,480
                  on this note.                                                                 $     --          $250,000

                  Notes payable to shareholder, due June 1, 2001. This note bears interest at a rate of 15%, and is secured by all assets of the
                  Company. This note is convertible into common stock at the option of the holder at a discount of 15% to the floating average for the five trading days preceding the due date of the note. This
                  conversion feature is considered to have negligible value.                     250,000                --

                  Note payable to investor, originally due September 2000 and extended to January 2001, bearing interest at a rate of 15%, convertible under the same terms as the preceding note, and
                  secured by all assets of the Company. (See Note 22)                            125,000                --

                  Note payable to a bonding company. This note arose in connection with a lawsuit settlement, bears interest at a rate of 10%, is due
                  in July 2001, and is secured by all assets of the Company.                     100,000                --

                  Note payable due in monthly installments of $615 through April
                  2004, when the remaining balance is due. The entire amount is classified as current because the Company intends to pay the note in full in 2001. This note bears interest at a rate of 7.75% and
                  is secured by a vehicle.                                                        21,623            27,096
                                                                                                --------          --------

                  Total                                                                          496,623           277,096

                  Less current portion                                                           496,623           255,473
                                                                                                --------          --------

                  Notes payable, long-term                                                      $     --          $ 21,623
                                                                                                ========          ========

Total interest expense for all debt was approximately $68,000 and $43,000 for 2000 and 1999, respectively, and is included in other income (expense).

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.       INCOME TAXES :

The components of deferred tax assets (liabilities) at December 31, 2000 and 1999, were as follows:

                                                                                                           DECEMBER 31,
                                                                                               -----------------------------------
                                                                                                   2000                   1999
                                                                                               ------------           ------------
Deferred tax assets:
     Net operating loss carryforwards ...............................................          $ 20,170,000           $ 17,427,000
     Research and experimentation credits ...........................................               469,000                478,000
     Foreign tax credit credits .....................................................               556,000                556,000
     Capitalized intangible assets ..................................................               509,000                328,000
     Depreciation assets ............................................................               275,000                 37,000
     Accrued expenses not deductible until paid .....................................               300,000                176,000
                                                                                               ------------           ------------
     Total deferred tax assets ......................................................            22,279,000             19,002,000
                                                                                               ------------           ------------

Deferred tax liabilities:
     Unrealized gains on securities .................................................                 1,000                 61,000
                                                                                               ------------           ------------
     Total deferred tax liabilities .................................................                 1,000                 61,000
                                                                                               ------------           ------------

Net deferred tax assets before valuation allowance ..................................            22,278,000             18,941,000

Valuation allowance .................................................................           (22,278,000)           (18,941,000)
                                                                                               ------------           ------------

Net deferred tax asset ..............................................................          $         --           $         --
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

                                                                                                           DECEMBER 31,
                                                                                               -----------------------------------
                                                                                                   2000                   1999
                                                                                               ------------           ------------
Expected income tax expense (benefit) ...............................................          $ (2,608,000)          $    569,000
Effect of net operating loss and tax credit carryforwards with no current benefit ...             3,337,000                605,000
Foreign taxes paid ..................................................................                    --                555,556
Foreign tax rates ...................................................................                    --               (133,000)
Income tax credits ..................................................................                    --               (556,000)
Deductible expenses not charged against book income .................................              (599,000)              (450,000)
Non-deductible expenses .............................................................                 4,000                  4,000
Nontaxable income included in book income ...........................................               (90,000)                    --
Other ...............................................................................               (44,000)               (39,000)
                                                                                               ------------           ------------
     Total Tax ......................................................................          $         --           $    555,556
                                                                                               ============           ============

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

         In connection with the issuance of the Series G preferred shares, each Series G shareholder also received warrants to purchase the Company's common stock. A total of 850,000 warrants were issued in connection with this transaction. These warrants allow the holder to purchase shares of the Company's common stock at a price of $1.00 per share for a period of 5 years.

         During 2000, a total of 250 shares of Series G preferred stock were converted into 317,397 shares of the Company's common stock and during 1999, a total of 500 shares of Series G preferred stock were converted into 604,383 shares of the Company's common stock.

Subsidiary Preferred Stock

         In September 1997, the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd. ("DPN"), an affiliate of Noritake. Both DPN and Noritake are corporations organized under the laws of Japan. Under the terms of the agreement, DPN acquired 50 shares of convertible preferred stock and acquired certain licensing and marketing rights for products developed by FEPET in exchange for a payment of $500,000. Of this payment, $400,000 was allocated to the licensing and marketing rights and $100,000 was allocated to the preferred stock based on its estimated fair market value at that date. These preferred shares were convertible into FEPET common shares equivalent to a 5% ownership interest in FEPET. In January 2000, DPN transferred its ownership of these shares to Nomura Holding Company, an affiliate of DPN. In February 2000, the Company agreed to exchange Nomura's FEPET shares for 200,000 shares of the Company's common stock. These shares were valued at $500,000 based on the market price of the shares at the time of the transaction. This amount was considered goodwill and written off as of the acquisition date. See note 6 for additional information on the impairment write-off.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

10.      CAPITAL STOCK (CONTINUED):

Common Stock

         During 2000, in a series of private placements of the Company's common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 3,992,242 shares of its common stock and received proceeds of $3,455,000. These shares were issued at prices which represented a slight discount to the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective November 17, 2000.

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

         At December 31, 2000 and 1999, common stock was reserved for the following reasons:

                                                                     2000                1999
                                                                  ----------          ----------
         Conversion of debt ............................             423,831              62,284

         Exercise of stock warrants ....................          10,090,000          10,599,792

         Conversion of preferred stock .................           1,145,123           1,372,192

         Exercise and future grants of stock options ...           7,170,426           8,295,673
                                                                  ----------          ----------

         Total .........................................          18,829,380          20,329,941
                                                                  ==========          ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS :

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

The following is a summary of stock option activity under the 1992 Employees
Plan:

                                                                          Wgtd. Avg.
                                                       Number of           Exercise
                                                         Shares             Price
                                                       ----------         ----------
Options outstanding at January 1, 1999 ......           2,642,494           $0.51

         Granted ............................             682,186           $1.44
         Exercised ..........................            (714,555)          $0.38
         Canceled ...........................            (191,292)          $2.36
                                                       ----------

Options outstanding at December 31, 1999 ....           2,418,833           $0.67
                                                       ----------

         Granted ............................           1,819,545           $1.74
         Exercised ..........................            (665,427)          $0.40
         Canceled ...........................            (351,841)          $1.72
                                                       ----------

Options outstanding at December 31, 2000 ....           3,221,110           $1.20
                                                       ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS (CONTINUED) :

         In March 1992, the Board of Directors adopted the 1992 Outside Directors' Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The 1992 Directors Plan was amended in 1994, 1996, 1997 and 1999. A total of 1,000,000 shares are reserved for issuance under the plan and are issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted. At December 31, 2000, a total of 313,364 shares remained available for grant.

The following is a summary of stock option activity under the 1992 Director's
Plan:

                                                                        Wgtd. Avg.
                                                      Number of          Exercise
                                                       Shares             Price
                                                      ---------         ----------
Options outstanding at January 1, 1999 ......           384,903           $ 0.34

         Granted ............................            60,000           $ 2.27
         Exercised ..........................          (168,920)          $ 0.33
         Canceled ...........................            (1,600)          $0.375
                                                       --------

Options outstanding at December 31, 1999 ....           274,383           $ 0.77
                                                       --------

         Granted ............................           243,333           $ 2.21
         Exercised ..........................           (16,000)          $0.375
         Canceled ...........................                --           $0.375
                                                       --------

Options outstanding at December 31, 2000 ....           501,716           $ 1.48
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

The following is a summary of stock option activity under the 1998 Officers and Directors Plan:

                                                                         Wgtd. Avg.
                                                        Number of         Exercise
                                                         Shares            Price
                                                       ----------        ----------
Options outstanding at January 1, 1999 ......           1,200,000           $0.375

         Granted ............................           1,300,000           $ 0.50
         Exercised ..........................            (635,180)          $ 0.42
                                                       ----------

Options outstanding at December 31, 1999 ....           1,864,820           $ 0.45
                                                       ----------

         Granted ............................                  --               --
         Exercised ..........................            (443,820)          $ 0.46
         Canceled ...........................                  --               --
                                                       ----------

Options outstanding at December 31, 2000 ....           1,421,000           $ 0.44
                                                       ==========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS (CONTINUED) :

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

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 2000:

                     Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------       --------------------------------
                                     Wgtd. Avg.
                      Number         Remaining                              Number
    Range of       Outstanding      Contractual        Wgtd. Avg.         Exercisable        Wgtd. Avg.
Exercise Prices    at 12/31/00          Life         Exercise Price       at 12/31/00       Exercise Price
---------------    -----------      -----------      --------------       -----------       --------------
$0.00 - $0.49       2,040,559        6.3 Years            $0.37             2,036,029           $0.37
$0.50 - $1.00       1,120,600        8.0 Years            $0.55               955,600           $0.52
$1.01 - $1.99       1,146,667        7.8 Years            $1.51               878,666           $1.51
$2.00 - $4.00         836,000        8.2 Years            $2.56               688,443           $2.53
                    ---------                                               ---------

Total               5,143,826        7.3 Years            $1.02             4,558,738           $0.95
                    ---------                                               ---------

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1999:

                     Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------       --------------------------------
                                     Wgtd. Avg.
                      Number         Remaining                              Number
    Range of       Outstanding      Contractual        Wgtd. Avg.         Exercisable        Wgtd. Avg.
Exercise Prices    at 12/31/99          Life         Exercise Price       at 12/31/99       Exercise Price
---------------    -----------      -----------      --------------       -----------       --------------
$0.00 - $0.49       2,794,116        7.5 Years            $0.37             2,531,853            $0.37
$0.50 - $1.00       1,243,920        8.2 Years            $0.50             1,236,420            $0.50
$1.01 - $1.99         425,000        9.8 Years            $1.83                44,584            $1.73
$2.00 - $4.00          95,000        9.2 Years            $2.27                95,000            $2.27
                    ---------                                               ---------

Total               4,558,036        7.9 Years            $0.58             3,907,857            $0.48
                    ---------                                               ---------

The weighted-average fair values of options under the plans granted during 2000 and 1999 were as follows:

                                             2000                1999
                                            ------              ------
Discounted options                          $ 0.00              $ 0.00
At-the-money options                        $ 1.12              $ 0.67
Premium options                             $ 0.00              $ 0.00
Repriced options                            $ 0.00              $ 0.00

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS (CONTINUED) :

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

12.      STOCK WARRANTS :

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

The following is a summary of outstanding warrants:

                                                    NUMBER OF
                                                      SHARES          EXERCISE PRICE
                                                    ---------         --------------
Warrants outstanding at January 1, 1999 ....        2,195,379           $0.625-7.89

         Granted ...........................           60,000           $0.88-2.15
         Exercised .........................         (970,000)          $0.25-1.375
         Expired ...........................         (385,587)          $3.90-6.78
                                                     --------

Warrants outstanding at December 31, 1999...          899,792           $0.88-7.89

         Granted ...........................           10,000           $0.80
         Exercised .........................         (375,000)          $1.00
         Expired or canceled ...............         (144,792)          $3.90-6.78
                                                     --------

Warrants outstanding at December 31, 2000...          390,000           $0.80-2.15
                                                     ========

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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

13.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest was $18,998 and $20,022 for 2000 and 1999, respectively. Cash paid for foreign taxes was $555,556 in 1999. No foreign taxes were paid in 2000. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

                                                                                                    2000               1999
                                                                                                  --------          ----------
Non-cash financing activities:
     Conversion of accounts payable and accrued liabilities into common shares .........          $     --          $  100,000
     Conversion of notes payable and interest into common shares .......................          $132,480          $1,049,852

Non-cash investing activities
     Acquisition of SBOA ...............................................................          $     --          $  900,000
     Common shares issued for patent ...................................................          $250,000          $       --

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

16.      SIGNIFICANT CUSTOMERS :

         Accounts receivable - trade includes receivables from two major customers, amounting to $97,120, and $1,974, at December 31, 2000 and 1999 , respectively. Net sales, to these two major customers amounted to $474,467 in 2000 and $38,025 in 1999.

17.      RETIREMENT PLAN :

         The Company sponsors a defined contribution 401k profit sharing plan. No company contributions were made in either 2000 or 1999.

18.      RELATED PARTY TRANSACTIONS :

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

19.      ACQUISITION OF SIGN BUILDERS OF AMERICA, INC. :

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

         Cash                                                              $    24,089
         Accounts receivable                                                   304,926
         Inventory                                                             160,757
         Property and equipment                                                446,898
         Goodwill and covenant not to compete                                  896,777
         Accounts payable                                                      (52,931)
         Accrued expenses                                                      (34,188)
         Customer deposits                                                     (79,551)
         Notes payable                                                         (28,829)
         Capital leases payable                                                (37,948)
                                                                           -----------

         Total Purchase Price                                              $ 1,600,000
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

20.      SEGMENT INFORMATION :

         The Company's operations are classified into three principal reportable segments that provide slightly different products or services.

                                 FEPET                 SBOA                   EBT                All Other               Total
                              -----------           -----------           -----------           -----------           -----------
      2000
Revenue                       $   332,961           $ 2,257,013           $   112,844           $    22,012           $ 2,724,830
Interest Expense                    8,549                12,595                    --                47,052                68,196
Depreciation and
   Amortization                   119,158               278,815               124,994                21,827               544,794
Research and
    Development                   887,933                    --             1,732,690                    --             2,620,623
Impairment Charge                      --               639,761               712,500               486,000             1,838,261
Profit (Loss)                  (1,567,769)           (1,058,660)           (3,457,843)           (1,586,742)           (7,671,014)
Assets                            370,547               814,114               380,809                76,095             1,641,565
Capital Expenditures                2,452                44,678               285,803                 6,996               339,929


      1999

Revenue                         5,794,269               657,553               300,282                    --             6,752,104
Interest Expense                      541                 5,849                    --                36,553                42,943
Depreciation and
   Amortization                    58,927                89,936                 7,267                14,905               171,035
Research and
    Development                   658,219                    --               817,436                    --             1,475,655
Profit (Loss)                   3,726,957               (11,917)             (807,863)           (1,789,043)            1,118,134
Assets                            842,842             1,762,863               936,988               400,637             3,943,330
Capital Expenditures               30,000                 2,238               880,644                 1,801               914,683

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

21.      RESEARCH AND DEVELOPMENT CONTRACTS :

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

The following schedule summarizes certain information with respect to research and development contracts:

                                                                        2000              1999
                                                                      --------          --------
Contract research revenues .................................          $352,341          $238,713

Costs incurred charged to operations .......................          $352,341          $238,713

Amount of additional funding commitments ...................          $582,333          $352,341

22.      SUBSEQUENT EVENTS :

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth the names, ages and certain information concerning the Directors of SI Diamond. Additional information on Marc W. Eller and Dr. Zvi Yaniv and all information concerning executive officers may be found under the caption "EXECUTIVE OFFICERS" on page 9 of this Annual Report on Form 10-KSB/A.

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

SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                 Annual Compensation              Compensation
                                                     ------------------------------------------   ------------
                                                                                   Other           Securities
                                                                                   Annual          Underlying
         Name and Principal Position      Year       Salary($)   Bonus($)    Compensation($)(1)    Options(#)
         ---------------------------      ----       ---------   --------    ------------------    ----------
         Marc W. Eller,                   2000       $170,833         -0-             -0-            230,000
         Chief Executive Officer          1999       $168,750    $111,250             -0-            250,000
                                          1998       $150,000         -0-             -0-            780,000

         Zvi Yaniv, President and         2000       $170,833         -0-          $3,205            230,000
         Chief Operating Officer          1999       $175,000    $125,000          $3,205            150,000
                                          1998       $150,000         -0-          $6,839          1,170,000

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

                     STOCK OPTION GRANTS IN FISCAL YEAR 2000

         SI Diamond has an Amended and Restated 1992 Employee Stock Option Plan, which may be used to grant employees, including officers of SI Diamond, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. SI Diamond also established the 1998 Directors and Officers Stock Option Plan, which may be used to grant non-qualified stock options to officers and directors of SI Diamond. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 2000.

                             Number of           Percent of Total
                       Securities Underlying    Options Granted to
                              Options               Employees in                Exercise
     Name                 Granted(#)(1)(2)      in Fiscal Year 2000     or Base Price ($/sh)       Expiration Date
     ----              ---------------------    -------------------     --------------------       ---------------
Marc W. Eller                 30,000(3)                1.64%                    $2.75                  2/2/2010
                             200,000(3)               10.99%                    $1.50                 6/27/2010

Dr. Zvi Yaniv                 30,000(3)                1.64%                    $2.75                  2/2/2010
                             200,000(3)               10.99%                    $1.50                 6/27/2010

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

                                                              Number of
                                                            Unexercised                  Value of
                                                             Securities                 Unexercised
                                                             Underlying                In-the-Money
                                                             Options at                  Options at
                                                          December 31, 2000          December 31, 2000
                        Shares                            -----------------          -----------------
                       Acquired              Value          Exercisable/               Exercisable/
Name                  on Exercise          Realized         Unexercisable              Unexercisable
----                  -----------          --------         -------------              -------------
Marc W. Eller              0                   0             200,000/0                     $0/$0
Dr. Zvi Yaniv              0                   0            1,550,000/0                 $17,550/$0

                         DIRECTOR COMPENSATION FOR 2000

                                      Director Compensation              Security Grants in 2000
               Name(1)                 Meeting Fees($)(2)       Number of Securities Underlying Options(#)(3)
               --------               ---------------------     ---------------------------------------------
           David R. Sincox                    600                                  50,000
           Philip C. Shaffer                  600                                  50,000
           Ronald J. Berman                   600                                  50,000
           Nicholas Martin Jr.                350                                  50,000
           Charles C. Bailey                  450                                  43,333

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the SI Diamond's voting stock as of March 14, 2001, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class. For the purposes of this Annual Report on Form 10-KSB/A, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

                                                                                 Shares Owned              Percent of
  Title of Class                 Name and Address of Beneficial Owner            Beneficially                Class
---------------------------------------------------------------------------------------------------------------------
Common Stock                 None                                                    --                      --
---------------------------------------------------------------------------------------------------------------------
Series G Preferred           William W. Gow                                          100                     11.76%
Stock                        4747 Sunset Blvd.
                             Los Angeles, CA 90027

                             SCG Cellular                                             50                      5.89%
                             8584 Katy Freeway, Suite 300
                             Houston, TX 77024

                             Chris Lawson                                             50                      5.89%
                             3737 Glenwood Ave, Suite 400
                             Raleigh, NC 27612

                             Steve Aiello                                             50                      5.89%
                             38984 Santa Barbara
                             Clinton Township, MI 48036

                             Peerless Distributing                                    50                      5.89%
                             21700 Northwestern Highway, Suite 1160
                             Southfield, MI 48075

                             ARA Services                                             50                      5.89%
                             29844 High Valley Court
                             Farmington Hills, MI 48331

                             Klaich Animal Hospital, Ltd.                            100                     11.73%
                             Amended Profit Sharing Retirement Plan & Trust
                             1990 South Virginia Street
                             Reno, NV 89502

                             Nicholas Martin Living Trust                            200                     23.52%
                             3113 South University Dr., #600
                             Ft. Worth, TX 76109

                             Michael Scott Blechman Family Trust                     200                     23.53%
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

                                                     COMMON STOCK
                                                     BENEFICIAL                          PERCENTAGE
                  NAME                               OWNERSHIP(1)                         OF CLASS
                  ----                               ------------                        ----------
                  Philip C. Shaffer                      612,702                                *
                  David R. Sincox                        411,213                                *
                  Charles C. Bailey                       43,333                                *
                  Marc W. Eller                          553,796                                *
                  Ronald J. Berman                     1,260,222                            2.03%
                  Dr. Zvi Yaniv                        1,586,000                            2.50%
                  All Executive Officers and
                  Directors as a group (7 persons)     4,482,266                            6.91%

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

                                                SI DIAMOND TECHNOLOGY, INC.


                                                By: /s/ Marc W. Eller
                                                    ----------------------------
                                                       Marc W. Eller,
                                                       Chief Executive Officer
                                                       June 25, 2001

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                                               Date
---------                            -----                                                               ----
/s/ Marc W. Eller                    Chairman, Chief Executive                                       June 25, 2001
-----------------------------        Officer (Principal Executive Officer and
Marc W. Eller                        Director)

/s/ Tracy Vaught                     Vice President and                                              June 25, 2001
-----------------------------        Chief Financial Officer
Tracy Vaught                         (Principal Financial Officer and  Principal
                                      Accounting Officer)

Philip C. Shaffer*
David R. Sincox*
Ronald J. Berman*                    Directors                                          June 25, 2001
Charles G. Bailey*
Dr. Zvi Yaniv*

*By:         /s/ Tracy Vaught
    ------------------------------------
             (Tracy Vaught,
            Attorney-in-Fact)

                                INDEX TO EXHIBITS

         The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

---------------------------------------------------------------------------------------------------------------------------
 EXHIBIT                                                                                                      SEQUENTIALLY
  NUMBER                                     DESCRIPTION OF EXHIBIT                                           NUMBERED PAGE
---------------------------------------------------------------------------------------------------------------------------
     2.1*         Asset Purchase Agreement, dated as of August 31, 1999, by and among the Company,
                  SIDT, Inc., Sign Builders of America, Inc., Sign Builders, Inc. and Lance Adams.
                  (Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of September
                  3, 1999).

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

     4.8*         Form of Regulation D Subscription agreement by and between the Company and the participants of private placements

     4.9*         Form of Registration Rights Agreement by and between the Company and the participants of private placements

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

---------------------------------------------------------------------------------------------------------------------------
 EXHIBIT                                                                                                      SEQUENTIALLY
  NUMBER                                     DESCRIPTION OF EXHIBIT                                           NUMBERED PAGE
---------------------------------------------------------------------------------------------------------------------------
     10.5*        Amended and Restated 1992 Outside Directors' Stock Option Plan (Exhibit 4.2 to
                  the Company's Registration Statement on Form S-8 [No. 333-56547] dated June 9,
                  1998).

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

    10.13*        Lease agreement between the Company and Industrial Properties Corporation dated as of June 2, 1998. (Exhibit 10.2 to the Company's Current Report on Form 8-K
                  dated as of December 7, 1998).

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

    10.17*        Form of Lease Agreement by and between Electronic Billboard Technology, Inc. and
                  Eckerd Corporation dated February 25, 2001.

       11         Computation of (Loss) per Common Share.

       21         Subsidiaries of the Company.

       24*        Powers of Attorney.