Form 10QSB
period 2001-06-30
SI DIAMOND TECHNOLOGY INC
filed 2001-08-09
CIK 891417

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

         As of August 2, 2001, the registrant had 66,096,426 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format.

                                 Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX


Part I   Financial Information                                                                                    PAGE
                                                                                                                  ----
         Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets--June 30, 2001 and December 31, 2000..................................    3

              Consolidated Statements of Operations--Three Months and Six Months Ended
                June 30, 2001 and 2000..........................................................................    4

              Consolidated Statements of Cash Flows--Six Months Ended
                June 30, 2001 and 2000..........................................................................    5

              Notes to Consolidated Financial Statements........................................................    6

         Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................    9

Part II  Other Information

         Item 1.  Legal proceedings.............................................................................   13

         Item 5.  Other Information.............................................................................   14

         Item 6.  Exhibits and Reports on Form 8-K..............................................................   14

Signatures      ................................................................................................   15

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                               (UNAUDITED)
                                      ASSETS                                                     JUNE 30,           DECEMBER 31,
                                                                                                   2001                 2000
                                                                                               ------------         ------------
Current assets:
   Cash and cash equivalents ..........................................................        $    260,764         $      8,818
   Marketable equity securities .......................................................              86,025               70,313
   Accounts receivable, trade - net of allowance for doubtful accounts
         of $34,500 in 2001 and $33,000 in 2000 .......................................             300,740              353,154
   Inventories ........................................................................             248,007              153,244
   Prepaid expenses and other current assets ..........................................             127,091               90,767
                                                                                               ------------         ------------

     Total current assets .............................................................           1,022,627              676,296

   Property and equipment, net ........................................................             900,249              766,581
   Intangible assets, net .............................................................             130,000              190,000
   Other assets .......................................................................               8,688                8,688
                                                                                               ------------         ------------
     Total assets .....................................................................        $  2,061,564         $  1,641,565
                                                                                               ============         ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................................        $    622,015         $    467,414
   Current portion of long-term debt ..................................................              18,724              121,623
   Obligations under capital lease ....................................................              19,016                   --
   Notes payable ......................................................................             385,206              375,000
   Accrued liabilities ................................................................             182,053              441,958
   Deferred revenues ..................................................................             405,792                   --
   Customer deposits ..................................................................             225,592              169,795
                                                                                               ------------         ------------

     Total current liabilities ........................................................           1,858,398            1,575,790

Notes payable, long-term ..............................................................              64,794                   --
Obligations under capital lease .......................................................              92,038                   --

Commitments and contingencies .........................................................                  --                   --

Stockholders' equity :
   Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series G convertible, 850 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively ..............................                 850                  850
   Common stock, $.00l par value, 120,000,000 shares authorized,
   64,992,484 and 60,518,0983 shares issued and outstanding at
   June 30, 2001 and December 31, 2000, respectively ..................................              64,992               60,519
Additional paid-in capital ............................................................          63,772,209           61,272,028
Less stock subscriptions receivable ...................................................                  --              (10,850)
Accumulated deficit ...................................................................         (63,791,717)         (61,256,772)
                                                                                               ------------         ------------

     Total stockholders' equity .......................................................              46,334               65,775
                                                                                               ------------         ------------

     Total liabilities and stockholders' equity .......................................        $  2,061,564         $  1,641,565
                                                                                               ============         ============

                See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months Ended           For the Six Months Ended
                                                                    June 30,                            June 30,
                                                          ------------------------------      ------------------------------
                                                              2001              2000             2001               2000
                                                          ------------      ------------      ------------      ------------
Revenues
    Sign Construction ...............................          498,067           554,338         1,027,922         1,162,142
    License fees and royalties ......................               --                --                --            25,500
    Government contracts ............................           55,416            69,772            78,601           330,329
    Privately funded research .......................           85,427                --           211,979                --
    Other ...........................................               --             8,580                --            28,493
                                                          ------------      ------------      ------------      ------------
       Total Revenues ...............................          638,910           632,690         1,318,502         1,546,464
                                                          ------------      ------------      ------------      ------------
Cost of sales .......................................          541,374           456,667         1,108,312         1,120,758
Selling, general and administrative expenses ........          788,304           964,684         1,753,632         2,511,838
Research and development ............................          545,637           480,134           942,522           845,101
Impairment charge ...................................               --                --                --          486,0000
                                                          ------------      ------------      ------------      ------------

     Operating costs and expenses ...................        1,875,315         1,901,485         3,804,466         4,963,697

Loss from operations ................................       (1,236,405)       (1,268,795)       (2,485,964)       (3,417,233)

Other income (expense), net .........................
     Net realized and unrealized gains (losses)
        on marketable securities ....................              713          (293,257)          (21,775)            9,950
         Other ......................................          (12,950)          (19,552)          (27,206)          (24,054)
                                                          ------------      ------------      ------------      ------------

Loss before taxes and minority
     interest in subsidiary earnings ................       (1,248,642)       (1,581,604)       (2,534,945)       (3,431,337)
Minority interest in subsidiary earnings ............               --                --                --            22,547
                                                          ------------      ------------      ------------      ------------

Loss before taxes ...................................       (1,248,642)       (1,581,604)       (2,534,945)       (3,408,790)

Provision for taxes .................................               --                --                --                --
                                                          ------------      ------------      ------------      ------------

Net loss ............................................       (1,248,642)       (1,581,604)       (2,534,945)       (3,408,790)

Less accretion on convertible preferred stock .......          (21,250)          (22,500)          (42,500)          (50,000)
                                                          ------------      ------------      ------------      ------------

Net loss applicable to common shareholders ..........     $ (1,269,882)     $ (1,604,104)     $ (2,577,445)     $ (3,458,790)
                                                          ============      ============      ============      ============

Loss per share

     Basic ..........................................     $      (0.02)     $      (0.03)     $      (0.04)     $      (0.06)
                                                          ============      ============      ============      ============
     Diluted ........................................     $      (0.02)     $      (0.03)     $      (0.04)     $      (0.06)
                                                          ============      ============      ============      ============

Weighted average shares outstanding

     Basic ..........................................       63,648,286        55,778,265        62,924,823        55,610,804
                                                          ============      ============      ============      ============
     Diluted ........................................       63,648,286        55,778,265        62,924,823        55,610,804
                                                          ============      ============      ============      ============

                See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            FOR  THE SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                        ---------------------------------
                                                                                            2001                  2000
                                                                                        ------------         ------------
Cash flows from operating activities:
     Net loss ..................................................................        $ (2,534,945)        $ (3,408,790)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Minority interest in subsidiary earnings ................................                  --              (22,547)
       Depreciation and amortization expense ...................................             318,674              243,716
       Impairment charge .......................................................                  --              486,000
       Net realized and unrealized (gain) loss on marketable securities ........              21,775               (9,950)
       Option repricing expense ................................................               5,000                   --
       Interest paid in common stock ...........................................                  --                7,669
       Common shares issued for services .......................................                  --              675,000
       Changes in assets and liabilities:
         Accounts receivable, trade ............................................              52,414               27,642
         Notes receivable ......................................................                  --               60,000
         Inventories ...........................................................             (94,763)             (77,286)
         Prepaid expenses and other current assets .............................             (36,324)               7,855
         Accounts payable and accrued liabilities ..............................              (5,304)              84,260
         Customer deposits and deferred revenue ................................             461,589              (34,441)
                                                                                        ------------         ------------

              Total adjustments ................................................             723,061            1,447,918
                                                                                        ------------         ------------

         Net cash used in operating activities .................................          (1,811,884)          (1,960,872)
                                                                                        ------------         ------------

Cash flows from investing activities:
       Capital expenditures ....................................................            (273,373)            (805,766)
       Proceeds from the sale of marketable securities .........................                  --            2,196,331
       Purchase of marketable securities .......................................             (37,487)          (1,671,371)
                                                                                        ------------         ------------

         Net cash used in investing activities .................................            (310,860)            (280,806)
                                                                                        ------------         ------------

Cash flows from financing activities:
       Repayment of notes payable ..............................................            (135,814)             (37,459)
       Proceeds from notes payable and long-term debt ..........................                  --              375,000
       Proceeds of stock issuance, net of costs ................................           2,510,504            3,081,708
                                                                                        ------------         ------------

         Net cash provided by financing activities .............................           2,374,690            3,419,249
                                                                                        ------------         ------------

Net increase in cash and cash equivalents ......................................             251,946            1,177,571

Cash and cash equivalents, beginning of period .................................               8,818              348,832
                                                                                        ------------         ------------

Cash and cash equivalents, end of the period ...................................        $    260,764         $  1,526,403
                                                                                        ============         ============

                See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Basis of Presentation

         The consolidated financial statements of the Company for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2001 and 2000 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for 2000 as filed with the U.S. Securities and Exchange Commission.

         The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. Supplemental Cash Flow Information

         Cash paid for interest for the six months ended June 30, 2001 and 2000 was approximately $20,013 and $10,145, respectively. In the six months ended June 30, 2001, the Company also had non-cash transactions related to the issuance of a note payable in connection with a lawsuit settlement that is described in greater detail in Note 6 and a capital lease that is described in greater detail in Note 5.

3. Stockholders' Equity

         In the six months ended June 30, 2000, the Company issued a total of 4,006,721 restricted shares of its common stock and received net proceeds of $2,253,517 in a series of exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $211,637 and issued 430,280 shares as the result of the exercise of options and received $34,500 and issued 36,500 shares as the result of the exercise of warrants during the quarter.

4. Notes Payable and Long Term Debt

         As described in greater detail in Note 6, the Company issued a note payable during the six months ended June 30, 2001 in connection with a lawsuit settlement. The amount of this settlement was included in accrued expenses at December 31, 2000.

5. Obligations Under Capital Leases

         During the six months ended June 30, 2001, the Company entered into two leases related to copier equipment. The total cost of the equipment, which is included in property and equipment, was $118,969. The leases cover a 63 month time period and call for aggregate monthly payments of $3,246.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. Contingencies

Lawsuit Settlements

         As described in greater detail in the Company's 2000 Annual Report on Form 10-KSB/A, the Company agreed in January 2000 to participate in a settlement agreement in a lawsuit brought by a former customer of the Company's Plasmatron subsidiary against the Company and Universal Bonding Company, the bonding agent on the contract. As part of this settlement the Company agreed to pay a total of $450,000, of which $350,000 was paid in 2000. The remaining $100,000 was advanced on behalf of the Company by Universal Bonding Company in exchange for a note due in July 2001. Universal Bonding Company sought to recover its portion of the settlement from other guarantors under the bond. These defendants, Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, named the Company as a third party defendant. In January 2001, the Company agreed to participate in a settlement agreement whereby it would pay a total of $150,000, of which $50,000 was due and paid by June 1, 2001 and the remaining balance of $100,000 is in the form of an additional note due to Universal Bonding Company in July 2003.

         In June 2001, the Company agreed to settle a lawsuit related to the purchase of its subsidiary, Sign Builders of America, Inc. The former owner of Sign Builders of America, Inc. filed suit against the Company and Sign Builders of America, Inc. for alleged breech of the purchase agreement related to offsets the Company took against the final note payment. The amount of the note in question was $131,250, including accrued interest. The Company agreed to pay $75,000 to settle the lawsuit. The payment was made in June 2001.

         The Company is a defendant in other lawsuits described in greater detail in its 2000 annual report on Form 10KSB.

7. Business Segments

Following is information related to the Company's business segments for the six months ended June 30, 2001 and 2000:

                                FEPET            SBOA            EBT           All Other         Total
                              ---------      -----------      ---------        ---------      -----------
       2001

Revenue                       $ 290,580      $ 1,027,922      $        --      $      --      $ 1,318,502

Profit (Loss)                  (829,963)           7,423       (1,176,773)      (535,632)      (2,534,945)

Expenditures for
  long-lived assets               6,627           11,436          247,693          7,617          273,373

       2000

Revenue                         330,329        1,162,142           53,993             --        1,546,464

Profit (Loss)                  (930,332)        (258,143)      (1,230,133)      (990,182)      (3,408,790)

Expenditures for
  long-lived assets               1,874           37,879          755,443         10,570          805,766

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8. Related Party Transactions

         As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. To date, a total of $112,500 has been paid, $25,000 of which was paid during the six months ended June 30, 2001. The Company can complete the assignment at any time by paying the remaining balance due of $87,500, or by making quarterly payments of $12,500 to keep its option in effect.

         The Company does not pay the annual salary of the CEO in periodic monthly installments, but rather as cash flow permits. The salary is expensed in equal monthly amounts. At June 30, 2001, $43,750 was included in prepaid expenses for salary paid, but not yet expensed.

9. Subsequent Events

         For the period from July 1, 2001 through July 31, 2001, the Company issued a total of 1,103,942 restricted shares of its common stock and received net proceeds of $828,880 in a series of exempt offerings under Regulation D of the Securities Act of 1933.

         In July 2001, the Company made a short term loan to its President and Chief Operating Officer in the amount of $150,000. It is expected to be repaid prior to September 30, 2001.

10. Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These pronouncements provide that business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized. The Company does not believe the adoption of these pronouncements will have a material effect on its financial position or results of operation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                    OVERVIEW

            During the six months ended June 30, 2001, the Company's primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in our Annual Report on Form
      10-KSB/A for the year ended December 31, 2000, we expect to incur additional research and development expenses throughout 2001 in developing our CFE technology. While we do not have any contracts that guarantee us future revenue, we anticipate that we will begin receiving revenues from our Electronic Billboard Technology, Inc. ("EBT") subsidiary in the 2nd half of 2001 as the result of the sale of electronic display products or as the result of advertising revenues from Company owned units installed at customer sites.

                                     OUTLOOK

            We expect our external cash needs for 2001 to be approximately $4.0 million, of which approximately $3.1 million has already been raised. We intend to fund our overall cash needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities. Successful introduction of our electronic display products resulting in significant customer orders could cause our cash needs to exceed these levels, however, such customer orders would also result in increased availability of funding.

            We anticipate that losses will continue in 2001 as we continue to fund the development of our CFE technology and continue installations of our electronic display products. There can be no assurance that we will be profitable in the future. Our future profitability is dependent on either generating significant revenues through EBT, or the signing of significant royalty agreements. Full commercial development of our technology and electronic display will require additional funds that may not be available at terms acceptable to us.

            We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue, however or current cash levels are not sufficient to reach that point. We have the existing resources to continue operations for approximately four to six weeks. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic display products.

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

                              RECENT DEVELOPMENTS

            In February 2001, EBT signed an agreement with Eckerd Corporation, a subsidiary of JCPenney to install indoor electronic display products at ten Eckerd locations as part of a pilot program. Under this arrangement, EBT will sell advertising on these products and share a portion of the advertising revenue with Eckerd. Installation of these products was completed in June 2001. These products are not currently generating revenue and the amount of revenue to be generated, if any, can not be predicted until the end of the test period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


            EBT also signed an agreement in February 2001 to install its indoor electronic display products at two McDonald's locations on a test basis. The units were installed and the test began in March 2001. Based on the initial successful results, the test was expanded to four locations in June 2001 and the scope of the test was increased. The expanded test is scheduled to last until September 2001. These products are not currently generating revenue and the amount of revenue to be generated, if any, can not be predicted until the end of the test period. EBT is also testing, or has entered into agreements to test, its products at retailers, convenience store chains, and sporting goods stores.

            In May 2001, FEPET announced the successful completion of a four inch diagonal monochrome HyFED(TM) utilizing carbon nanotube technology by its international development team. As a result, Phase II of the development program was kicked-off by the international development team to develop a color prototype of the HyFED(TM) display. We do not expect any revenue from this project during 2001.

                              RESULTS OF OPERATIONS

            Our revenues for the second quarter ended June 30, 2001 totaled $638,910 compared to $632,690 for the second quarter of 2000. We earned $1,318,502 in revenues during the six month period ended June 30, 2001, (the "2001 Period") as compared with $1,546,464 during the six month period ended June 30, 2000 (the "2000 Period"). During the 2001 Period, we had revenues of $1,027,922 from SBOA and $290,580 from FEPET. EBT had no revenue during the 2001 Period. In the 2000 Period, we had revenue of $1,162,142 from SBOA, $330,329 from FEPET, and $53,993 from EBT. The FEPET revenues in both periods were all the result of reimbursed research expenditures. In the 2001 Period, $78,601 of these reimbursements were from government programs, and $211,979 was from a private research contract with a large Japanese display manufacturer. In the 2000 Period, all reimbursements were from government grants. The SBOA revenues in both periods were all from the sale of signs designed, manufactured, or installed by SBOA. Revenues declined by approximately 12% at SBOA in the 2001 Period as compared with the 2000 Period. During the 2000 period, EBT received $25,500 in royalties under its now terminated agreement with Texas Digital Systems, Inc. ("TDS"), $27,413 in revenue from miscellaneous product sales, and $1,080 of advertising revenue. In the 2001 Period, EBT had products installed at various customer locations on a test basis, but generated no revenue as a result of these tests during the period ended June 30, 2001.

            We had a total revenue backlog of $1,604,996 as of June 30, 2001, which represents a substantial increase over the total revenue backlog of $240,020 that existed at June 30, 2000. The SBOA backlog at June 30, 2001 was $590,512 compared with $220,000 at June 30, 2000. The FEPET backlog at June 30, 2001 was $1,014,484 and is composed of $608,679 related to government funded research and $405,805 related to privately funded research. FEPET had no backlog at June 30, 2000. EBT had no backlog at June 30, 2001, however EBT anticipates that it will generate substantial revenues in the last six months of 2001 related to both sales of electronic display products and advertising on Company owned displays installed at customer locations. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

            For the 2001 Period, our cost of sales were $1,108,312, or a gross margin of 16%, as compared with $1,120,758 or a gross margin of 28%, for the 2000 Period. This decreased margin resulted primarily from higher costs incurred at EBT in the 2001 Period than in the 2000 Period. Margins at SBOA, which generates the majority of our revenue, increased from approximately 30% in the 2000 Period to approximately 40% in the 2001 Period. Since FEPET's revenue consists primarily of reimbursed expenditures, it operates with nominal margins. We expect our future margins to increase substantially from the 16% margin in this quarter as EBT begins to generate both advertising revenue and product sales from its electronic display products and as FEPET enters into license or royalty agreements.

            Our selling, general, and administrative expenses were $1,753,632 for the 2001 Period, compared with $2,511,838 for the 2000 Period. The primary reason for the decrease was the $675,000 non cash expense incurred in the 2000 Period related to selling costs associated with the initial agreement signed with Eckerd Corporation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

            We incurred research and development expenses of $942,522 in the 2001 Period. This was slightly higher than the $845,101 incurred in the 2000 Period and results from a higher level of research activity. We expect to continue to incur expense throughout the remainder of 2001 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic products. We expect the overall research and development in 2001 to be lower than 2000 as a result of the increased funding available to FEPET and the transition of the EBT products from the development stage to the installation stage. We also expect internally funded research and development expense to decrease slightly in the second half of the year for the same reasons.

            The impairment charge in 2000 related to our acquisition of the minority interest in our FEPET subsidiary. As described in greater detail in our 2000 annual report on form 10KSB/A, we had the opportunity to acquire these shares of FEPET stock by issuing SI Diamond stock. The transaction was valued based on the market value of the SI Diamond stock issued, which exceeded the book value of the stock acquired. FAS 121 required us to write off the resulting goodwill, since there was no future cash flow directly tied to this minority interest. There was no impairment charge in 2001.

            We had net realized and unrealized losses on our marketable securities portfolio of $21,775 in 2001 as compared with net realized and unrealized gains of $9,950 in 2000. We had a greatly decreased level of funds committed to our marketable securities portfolio in the 2001 Period as compared to the 2000 Period. Our other expense in both the 2001 and 2000 Periods consists primarily of interest expense.

                        FINANCIAL CONDITION AND LIQUIDITY

            At June 30, 2001, we had cash and cash equivalents in the amount of $260,764 as compared with cash and cash equivalents of $8,818 at December 31, 2000. This increase in cash is primarily the result of cash provided by financing activities, partially offset by cash used in operating activities and cash used in investing activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2001 Period of $1,811,884 was slightly lower than the $1,960,872 used in the 2000 Period. The primary reason for the decrease was the decreased operating loss at SBOA, partially offset by increased research and development spending during the 2001 Period.

            As described in greater detail in the notes to the financial statements, we received proceeds of $2,510,504 from the issuance of common stock related to private placements and options during the 2001 Period, as compared with $3,081,708 from the issuance of common stock, including shares related to options and warrants, during the 2000 Period. The primary reason for this decrease relates to a higher level of private placement activity during the 2000 Period to provide an increased level of working capital for the Company and higher option exercise activity during the 2000 Period as a result of the higher stock price at that time. We also raised an additional $828,880 from July 1, 2001 through August 2, 2001 through private placements of our common stock.

            Cash used in investing activities during the 2001 Period was $310,860 as compared with cash used by investing activities of $280,806 for the 2000 Period. The cash used in the 2000 Period was primarily the result of expenditures related to the construction of billboards, partially offset by funds generated by our marketable securities portfolio. The cash used in the 2001 Period resulted primarily from the purchase of equipment and electronic display products.

            The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. In the event that we need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditor's, McGladrey & Pullen, LLP, expressed uncertainty as to the ability of the Company to continue as a going concern based on current losses and accumulated past losses from operations and our past reliance on raising outside capital. See "Independent Auditor's Report." We have received similar opinions from our auditors in each year since 1995.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On November 16, 2000, Lance Adams, the former owner of Sign Builders of America, Inc. filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc. in the 20th Judicial District Court in Travis County, Austin Texas for alleged breech of the purchase agreement in which the Company purchased SBOA. Of the initial purchase price of $1,800,000, a total of $1,350,000 was paid in cash and stock in September 1999. The remainder of $450,000 was due in the form of a note due in two installments in March and September 2000. The agreement contained provisions that allowed for a downward adjustment of the sales price if certain sales levels were not achieved and allowed offsets for other claims against the note. In February 2000, an initial purchase price adjustment reduced the note to $250,000 and a payment $125,000 plus interest was made in March 2000. In September 2000, the Company notified Mr. Adams of additional purchase price adjustments and other offsets which eliminated the remaining balance due on the note. Mr. Adams disagreed with these offsets and filed suit for breech of the agreement, alleging damages of not less than $175,000. The Company filed a counterclaim against Mr. Adams for amounts due back to the Company as a result of these offsets. The suit was settled in June 2001 and the Company paid Mr. Adams $75,000 as full settlement for all alleged amounts due.

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

                          SI DIAMOND TECHNOLOGY, INC.
                          (Registrant)



Date: August 2, 2001                      /s/ Marc W. Eller
                          -----------------------------------------------------
                          Marc W. Eller
                          Chairman and Chief Executive Officer
                          (Principal Executive Officer)



Date: August 2, 2001                      /s/ Tracy Vaught
                          -----------------------------------------------------
                          Tracy Vaught
                          Chief Financial Officer
                          (Principal Financial Officer and Principal Accounting Officer)

                                INDEX TO EXHIBITS


The following documents are filed as part of this Report:

   Exhibit
   -------
     11         Computation of (Loss) Per Common Share