Form 10KSB40/A
period 2000-12-31
SI DIAMOND TECHNOLOGY INC
filed 2001-08-27
CIK 891417

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

PART II  ...................................................................................................Page 12

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters .....................Page 12
         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................Page 15
         Item 7.  Financial Statements......................................................................Page 20
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure................................................................................Page 52

PART III ...................................................................................................Page 53

         Item 9.  Directors, Executive Officers, Promoters, Control Persons; Compliance with Section
                  16(a) of the Exchange Act.................................................................Page 53
         Item 10. Executive Compensation....................................................................Page 54
         Item 11. Security Ownership of Certain Beneficial Owners and Management............................Page 58
         Item 12. Certain Relationships and Related Transactions............................................Page 60
         Item 13. Exhibits and Reports on Form 8-K..........................................................Page 60


                                     Page i

                    FORWARD-LOOKING STATEMENTS AND IMPORTANT
                        FACTORS AFFECTING FUTURE RESULTS

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

WE HAVE NO CURRENT ROYALTY AGREEMENTS PRODUCING REVENUE

         Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any CFE products ourselves, and as such, we have no CFE product revenues. We signed a license agreement in 1999, for a one-time, up front, payment of approximately $5.6 million. This was a non exclusive license to Canon, Inc. that covered substantially all of our patents, including those related to the CFE technology. This license will produce no future revenue. We have no license agreements at the present time that will provide any future revenues. Upon completion of the development process, we expect to license our technology to be used in both the HYFED(TM) and PET products previously discussed in the risk factor "Our CFE product development is in its early stages and the outcome is uncertain". It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties. We would expect to license our technology for these products, if they are successfully developed to some or all of our development partners that were previously identified or to other third parties interested in manufacturing the products.

OUR DEVELOPMENT PARTNERS HAVE CERTAIN RIGHTS TO JOINTLY DEVELOPED PROPERTY AND TO LICENSE OUR TECHNOLOGY

         We have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of any such license have not yet been determined. One of our development partners, Futaba Corporation, has paid us $600,000 for research services and has the right to offset this payment against any future license fee payments due as a result of any license agreement. Our development partners also have rights to any jointly developed property, however any such jointly developed property would be based, at least in part, on our underlying technology and would require our partners to enter into an agreement with us. See also "Our CFE product development is in its early stages and the outcome is uncertain" for further discussion.


                                    Page ii

OUR CFE PRODUCT DEVELOPMENT IS IN ITS EARLY STAGES AND THE OUTCOME IS UNCERTAIN

         Our Carbon Field Emission ("CFE") technology, and products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products. We have two leading potential CFE products. We are developing these products jointly with others based on our technology. Upon successful completion of the development process, our development partners will be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process. Consequently, it may not be possible for others to produce these products without obtaining licenses from both us and our development partners.

         The first product being developed is a Picture Element Tube ("PET") intended for use initially in large indoor displays. If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays. We are jointly developing this product with Futaba Corporation (see Exhibit 10.1 to the registration of which this prospectus is a part). We are overseeing the project and incurring the majority of the costs. Futaba has provided us $600,000 to cover our portion of the cost. Futaba is also incurring internal costs related to the research; however the $600,000 that we are incurring represents the majority of the costs incurred on the project. Upon completion of the project, Futaba has the right to enter into a license agreement with us to allow them to manufacture the product. Terms of the license agreement have not been negotiated, however the $600,000 paid by Futaba can be applied to any license fees due from Futaba to us. We anticipate that any license agreement would involve both an initial up-front payment and ongoing royalties. Any jointly developed intellectual property will be jointly owned by the two parties; however any such intellectual property would be based on our underlying patented technology and therefore would still require Futaba to license our technology. The PET or displays may not be successfully developed.

         We are also working on a product called the HyFED(TM), which combines what we believe to be the best properties of a cathode ray tube ("CRT") and our CFE technology. It is our intention to license our HyFED(TM) technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs. We are jointly developing this product with the aid of a consortium that includes Electrovac GESMBH, Imaging System Technology, Inc., Supertex, Inc., Schott Fiber Optics, Lead Sangyo Co., Ltd., Shanghai Novel Color Picture Tube Co., Ltd., and Shanghai Vacuum Electron Devices Co., Ltd. (see exhibits
10.2 through 10.8 to the registration statement of which this prospectus is a part). We are overseeing this consortium. Each member of the consortium is responsible for its own costs. We expect to incur approximately $600,000 in costs during the current phase of the project and we believe this represents greater than 50% of the total costs incurred by the consortium. Upon completion of the project, each consortium member has the first right to enter into agreements with us to license our technology. We expect any products that are developed to be manufactured by other members of the consortium. No terms have been negotiated for any potential license agreements.

          If either of these products using our CFE technology are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only revenue that we receive related to our CFE technology is related to reimbursed research expenditures. These revenues are identified in our quarterly filings on form 10QSB and our annual filings on form 10KSB as revenues of our Field Emission Picture Element Technology, Inc. subsidiary in the related management discussion and analysis sections.

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


                                    Page iii

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


                                    Page iv

WE HAVE FUTURE CAPITAL NEEDS AND THE SOURCE OF THAT FUNDING IS UNCERTAIN

         We expect to continue to incur substantial expenses for R&D, product testing, product introduction, product manufacturing at our subsidiary, Sign Builders of America, Inc. ("SBOA"), product marketing, and administrative overhead. The majority of R&D expenditures are for the development of our CFE technology and our electronic display products. Our business model is based on our installing electronic display products at customer sites at our cost and then deriving advertising revenues from the signs, or from the outright sale of these products. Installation of our products at customer sites will require a significant capital investment on our part. Our outdoor electronic billboard product is available now and we have installed three units at test sites, although only minor revenues have been generated. We also have a variety of smaller electronic display products available that are intended primarily for indoor use. Some of our other proposed products may not be available for commercial sale or routine use for a period of up to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current capital. A shortage of capital may prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

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


                                     Page v

WE HAVE TECHNOLOGIES SUBJECT TO LICENSES

         As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation ("MCC"), we have acquired rights to develop and commercialize certain research technologies. In certain cases, we are required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicensees. We also have to pay for the costs of filing and prosecuting patent applications. The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. We expect any royalty payments to be made to MCC to be insignificant based on the substantial amounts of revenues that would have to be generated to offset the costs of maintaining the patents over the years.

         We have also licensed certain patents related to carbon nanotube technology from Till Keesman. We are obligated to pay 50% of any royalties that we receive related to these patents to Mr. Keesman. If minimum royalties of $500,000 have not been paid by the end of May, 2002, the license will terminate at that time. If minimum royalties of $500,000 have been paid by the end of May 2002, but minimum royalties of $1,000,000 have not been paid by May, 2004, the license will terminate at that time. The effect of termination of this license could have a significant impact on us. At the present time, we have no product or revenue that is dependent on these patents. We are developing products that may depend, in part, on these patents, including both the HYFED(TM) and PET. If these products are successfully developed and they use the licensed technology, termination of this license agreement would have a significant negative impact. We expect to make the minimum payments due under the agreement if we have products or other licenses that are dependent on these patents.

         Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed. Both of the main products that we are developing based on our CFE Technology may rely on certain of the patents. Successful completion of the development work and introduction of the HyFED(TM) and PET products may require us to pay royalties or license fees to either MCC or Till Keesman.

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


                                    Page vi

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

         We were incorporated in Texas in 1987. Our directly and indirectly owned subsidiaries are as follows:

              Subsidiary                                           State of Incorporation        Status
              ----------                                           ----------------------        ------

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

                               EXECUTIVE OFFICERS

         The names of executive officers of the Company and certain information with respect to each of them are set forth below.

         Name               Age       Position
         ----               ---       --------
         Marc W. Eller      45        Chairman and Chief Executive Officer

         Zvi Yaniv          54        President and Chief Operating Officer

         Tracy Vaught       44        Vice President and Chief Financial Officer

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

                                                          HIGH            LOW

1999   First Quarter ...................................  $1.18          $0.37
       Second Quarter...................................  $1.59          $0.65
       Third Quarter....................................  $3.06          $1.22
       Fourth Quarter...................................  $2.06          $1.31

2000   First Quarter ...................................  $4.28          $1.67
       Second Quarter...................................  $3.00          $1.03
       Third Quarter....................................  $1.80          $0.94
       Fourth Quarter...................................  $1.09          $0.22
2001
       First Quarter (through March 14, 2001)...........  $0.86          $0.37

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

1998 Private Placements

         In 1998, we issued 3,915,895 shares of restricted common stock, and received cash proceeds of $713,236, in connection with private placements of our common stock in exempt offerings under Regulation D of the Securities Act of 1933. The shares were issued at prices approximating the market price of the stock at the time of the offerings. Following is a list of the shares issued:

                                                   Common shares
                     Shareholder                      issued
                     -----------                   -------------

                 Mary Ellery Calloway                 50,000
                 Hal Bozoff                           22,000
                 Gilbert Kitt                         12,500
                 Barry M. Kitt                        12,500
                 Delta Traders                        50,000
                 Bob Berman                          100,000
                 Hemisphere list                     275,000
                 Pinnacle Fund                       190,895

1998 Notes and Private Placements

         During 1998, we issued a total of $1,005,000 of notes payable to investors that were convertible into shares of our common stock at the option of the lender, primarily at a rate of $0.25 per share, which approximated the market price at the time the loans were made. A total of $200,000 of these notes were converted into shares of our common stock in 1998 and the remaining $805,000 were converted into shares of our common stock in February 1999. We also issued notes payable totaling $260,000 which were not convertible into our common stock. These notes were short-term notes bearing interest at a rate of 15% and secured by all of our assets. In addition, we issued $100,000 of 90 day notes payable bearing interest at a rate of 15%, secured by all of our assets, and were accompanied by warrants enabling the holders to purchase a total of 400,000 shares of our common stock at $0.25 per share, which approximated market at the time of the loans. Following is a listing of the shares issued:

                                                            Common shares
                     Noteholder                                issued
                     ----------                             -------------

                 D. Craig Valassis                             442,904
                 John Green Company                            433,863
                 Dan Cafolla Associates                        185,140
                 Dan Cafolla PS Plan                           105,301
                 Gilbert Kitt                                  210,000
                 Nick Martin                                   207,808
                 N. Martin Company                             207,808
                 MSB Family Trust                              830,904
                 Tom Hickey                                    414,795
                 Barney Caccioppo                              103,534
                 Bill Clement                                  102,507
                 Michael Denton, Jr.                           205,014

1999 Notes and Private Placements

         In January and February 1999, we borrowed a total of $200,000 from a shareholder, the Pinnacle Fund, L.P., for working capital purposes. These short-term loans bear interest at a rate of 15%, are secured by all assets of the Company, and are convertible into our common stock at rates ranging from $0.30 to $0.40 per share. These conversion rates approximated the market price of our common stock at the times the loans were arranged. These notes were converted into shares of Company's common stock in February 1999. The Company also issued a total of 200,000 shares, 100,000 each to Bill Clement and Michael Denton, Jr., of its common stock, in an exempt offering under Regulation D of the Securities act of 1933, for a total of $110,000 in February 1999.

2000 Private Placements

         During 2000, in a series of private placements under Regulation D of the Securities Act of 1933, we issued a total of 3,992,242 shares of our common stock in exchange for $3,455,000. The shares were issued at a slight discount to the market price of our common stock at the time of issuance. The Company filed registration statements in June and November 2000 to register these shares and to update the registration of other previously registered shares. Following is a listing of those shares:

                                                      Common shares
                     Shareholder                          issued
                     -----------                      -------------

                 MSB Family Trust                        700,000
                 Pinnacle Fund                           250,000
                 Michael Denton Jr.                      250,000
                 Zachary Q. Carlile                      100,000
                 Robert Berman                           200,000
                 Bill Clement                            250,000
                 Pacific Northern                        250,000
                 Alpine Capital                          312,500
                 Carlton Neel                            150,000
                 Street Search Advisors                  250,000
                 D. Craig Valassis                       434,028
                 First London Securities                 845,714

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

The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. We may receive additional funds from the exercise of warrants, although there is no assurance that such warrants will be exercised. In the event that we need additional funds, we may seek to sell additional debt or equity securities. We may seek to increase our liquidity through bank borrowings or other financings. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditors, McGladrey & Pullen, LLP, expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated past losses from operations. See "Independent Auditor's Report."

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

ITEM 7. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         OF SI DIAMOND TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditor's Report................................................................  21

Consolidated Balance Sheets - December 31, 2000 and 1999....................................  23

Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999..............  24

Consolidated Statements of Shareholders' Equity - Years Ended December 31,
     2000 and 1999..........................................................................  25

Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999..............  27

Notes to Consolidated Financial Statements..................................................  28

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

WallaceSanders & Company

Dallas, Texas
February 12, 2000

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                             --------------------------------
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       YEAR ENDED
                                                                                                       DECEMBER 31,
                                                                                             --------------------------------
                                                                                                 2000                1999
                                                                                             ------------        ------------

Revenues
     License fees and royalties .....................................................        $     25,500        $  5,842,756
     Sign construction ..............................................................           2,257,013             657,553
     Government contracts ...........................................................             352,341                  --
     Advertising ....................................................................              44,931                  --
     Other ..........................................................................              45,045             251,795
                                                                                             ------------        ------------
                 Total Revenues .....................................................           2,724,830           6,752,104

Cost of sales .......................................................................           1,949,042             674,380
Selling, general and administrative expenses ........................................           3,881,141           3,356,675
Research and development ............................................................           2,620,623           1,475,655
Impairment charge ...................................................................           1,838,261                  --
                                                                                             ------------        ------------
           Operating costs and expenses .............................................          10,289,067           5,506,710
                                                                                             ------------        ------------
                  Income (loss) from operations .....................................          (7,564,237)          1,245,394
                                                                                             ------------        ------------

Other income (expense):
         Gain on disposal of assets .................................................             375,000             265,688
         Net realized and unrealized gains (losses) on marketable securities ........            (449,504)            309,172
         Other income (expense), net ................................................             (54,820)           (124,017)
                                                                                             ------------        ------------

Income (loss) before minority interest in subsidiary earnings .......................          (7,693,561)          1,696,237

Minority interest in subsidiary earnings ............................................              22,547             (22,547)
                                                                                             ------------        ------------

Income (loss) before taxes ..........................................................          (7,671,014)          1,673,690

Provision for taxes .................................................................                  --             555,556
                                                                                             ------------        ------------

Net income (loss) ...................................................................          (7,671,014)          1,118,134

Accretion on convertible preferred stock ............................................             (90,328)           (140,163)
                                                                                             ------------        ------------

Net income (loss) applicable to common shareholders .................................        $ (7,761,342)       $    977,971
                                                                                             ============        ============

Earnings (loss) per share

         Basic ......................................................................        $      (0.14)       $       0.02
                                                                                             ============        ============
         Diluted ....................................................................        $      (0.14)       $       0.02
                                                                                             ============        ============

Weighted average common shares outstanding

         Basic ......................................................................          57,379,240          51,188,385
                                                                                             ============        ============
         Diluted ....................................................................          57,379,240          57,401,654
                                                                                             ============        ============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          PREFERRED             COMMON
                                       ----------------  -------------------   ADDITIONAL    ACCUMULATED      STOCK
                                       SHARES   AMOUNT     SHARES    AMOUNT  PAID-IN CAPITAL   DEFICIT     SUBSCRIPTION    TOTAL
                                       ------  --------  ---------- -------- --------------- ------------  ------------ -----------

Balance, January 1, 2000                1,100  $  1,100  53,906,719 $ 53,906   $ 55,410,993  $(53,585,758)         --   $ 1,880,241

Warrants exercised                         --        --     375,000      375        374,625            --          --       375,000

Issuance of common stock
   as a result of the exercise
   of employee stock options               --        --   1,125,177    1,125        474,147            --          --       475,272

Conversion of Series G
   preferred stock into common stock     (250)     (250)    317,397      317            (67)           --          --            --

Issuance of common shares for cash         --        --   3,992,242    3,993      3,451,007            --          --     3,455,000

Issuance of common stock
   shares in payment of short
   term notes and interest                 --        --      62,284       63        132,417            --          --       132,480

Issuance of common stock
   warrants for services                   --        --          --       --          4,646            --          --         4,646

Issuance of common stock
   for patent acquisition                  --        --     240,164      240        249,760            --          --       250,000

Issuance of common stock
   for services                            --        --     300,000      300        674,700            --          --       675,000

Issuance of common shares
   for minority interest in subsidiary     --        --     200,000      200        499,800            --          --       500,000

Stock subscription                         --        --          --       --             --            --     (10,850)      (10,850)

Net (loss)                                 --        --          --       --             --    (7,671,014)         --    (7,671,014)
                                       ------  --------  ---------- --------   ------------  ------------    --------   -----------

Balance, December 31, 2000                850  $    850  60,518,983 $ 60,519   $ 61,272,028  $(61,256,772)   $(10,850)  $    65,775
                                       ======  ========  ========== ========   ============  ============    ========   ===========

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                                            PREFERRED                 COMMON
                                        ------------------    ----------------------     ADDITIONAL     ACCUMULATED
                                        SHARES     AMOUNT       SHARES       AMOUNT   PAID-IN CAPITAL     DEFICIT         TOTAL
                                        ------    --------    ----------    --------  ---------------   ------------   ------------

Balance, January 1, 1999                 1,700    $  1,700    45,986,617    $ 45,987    $ 52,019,707    $(54,703,892)  $ (2,636,498)

Warrants exercised                          --          --       970,000         970         646,097              --        647,067

Issuance of common stock
   as a result of the exercise
   of employee stock options                --          --     1,557,037       1,557         623,729              --        625,286

Conversion of Series A and G
   preferred stock into common stock      (600)       (600)      729,658         729            (129)             --             --

Issuance of common shares for cash          --          --       200,000         200         109,800              --        110,000

Issuance of common stock
   shares in payment of short
   term notes and interest                  --          --     4,040,275       4,040       1,045,812              --      1,049,852

Issuance of common stock
   warrants for services                    --          --            --          --          66,400              --         66,400

Issuance of common stock
   for subsidiary acquisition               --          --       423,132         423         899,577              --        900,000

Net income                                  --          --            --          --              --       1,118,134      1,118,134
                                        ------    --------    ----------    --------    ------------    ------------   ------------

Balance, December 31, 1999               1,100    $  1,100    53,906,719    $ 53,906    $ 55,410,993    $(53,585,758)  $  1,880,241
                                        ======    ========    ==========    ========    ============    ============   ============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                   --------------------------------
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Accretion on convertible preferred stock

         The Company's Series G Convertible Preferred stock bears a 10% accretion payable in common stock at the date of conversion. All accretions paid in common stock or payable in common stock if the shares had been converted as of December 31, 2000 and 1999, respectively, have been treated as preferred dividends. The entire amount reflected as accretion on convertible preferred stock on the income statement relates to the Series G Preferred stock accretion.

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

Other income (expense) is composed of the following:


                                       2000                 1999
                                     --------             ---------

Lawsuit settlement ......            $     --             $(200,000)
Escrow recovery .........                  --                99,708
Interest expense ........             (68,196)              (42,933)
Other ...................              13,376                19,208
                                     --------             ---------
Total ...................            $(54,820)            $(124,017)
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


4.       MARKETABLE EQUITY SECURITIES

         The Company invests a portion of its working capital in marketable equity securities. All such equity securities are classified as trading securities. The fair market value of marketable securities, at December 31, was determined as follows:


                                   2000                1999
                                  -------            --------

Cost basis ...........            $67,120            $540,646
Unrealized gains .....              3,193             178,730
                                  -------            --------
Fair market value ....            $70,313            $719,376
                                  =======            ========

The net realized and unrealized gains (losses) on marketable equity securities consists of the following for the years ended December 31:


                                                             2000            1999
                                                           ---------            --------

Unrealized gains - beginning of the year .......           $(178,730)           $     --
Realized gains .................................             479,990             210,197
Realized losses ................................            (753,957)            (79,755)
Unrealized gains - end of year .................               3,193             178,730
                                                           ---------            --------
Net realized and unrealized gains (losses) .....           $(449,504)           $309,172
                                                           =========            ========

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

5.       DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

Additional information regarding certain balance sheet accounts at December 31, 2000 and 1999 is as follows:


                                                                              DECEMBER 31,
                                                                  -----------------------------------
                                                                     2000                     1999
                                                                  -----------             -----------

Inventories
     Raw materials ...................................                 98,019                 111,861
     Work in process .................................                 55,225                  55,914
                                                                  -----------             -----------
           Total .....................................            $   153,244             $   167,775
                                                                  ===========             ===========

Property and equipment:
     Plant and equipment .............................            $   856,608             $   830,431
     Electronic display units under construction .....                     --                 858,509
     Electronic Display units ........................                300,000                      --
     Furniture and office equipment ..................                229,315                 182,057
     Vehicles ........................................                103,079                 131,079
                                                                  -----------             -----------
           Total carrying cost .......................              1,489,002               2,002,076
     Less accumulated depreciation ...................               (722,421)               (564,830)
                                                                  -----------             -----------
                                                                  $   766,581             $ 1,437,246
                                                                  ===========             ===========
Intangible assets:
     Patents .........................................            $   250,000             $    30,000
     Covenant not to compete .........................                     --                 500,000
     Goodwill and other ..............................                     --                 398,607
                                                                  -----------             -----------
           Total cost ................................                250,000                 928,607
     Less accumulated amortization ...................                (60,000)                (92,586)
                                                                  -----------             -----------
                                                                  $   190,000             $   836,021
                                                                  ===========             ===========
Accrued liabilities:
     Payroll and related accruals ....................            $    37,693             $    11,373
     Accounting and legal fees .......................                     --                  42,500
     Lawsuit settlements .............................                275,000                 450,000
     Other ...........................................                129,265                 219,969
                                                                  -----------             -----------
           Total .....................................            $   441,958             $   723,842
                                                                  ===========             ===========


6.       IMPAIRMENT OF ASSETS:

The impairment charge for 2000 consists of the following:


Property and equipment                                            $  712,500
Goodwill and covenant not to compete                                 639,761
Minority interest goodwill                                           486,000
                                                                  ----------
Total impairment of assets                                        $1,838,261
                                                                  ==========

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

         Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000, were as follows:



2001                                                  $187,888
2002                                                   164,894
2003                                                   110,380
2004                                                    47,083
2005, and thereafter                                    25,202
                                                      --------

Total future minimum lease payments                   $535,447
                                                      ========


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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

8.       NOTES PAYABLE:

Notes payable at December 31, 2000 and 1999 consisted of the following:


                                                                                      2000                1999
                                                                                    --------            --------

Note payable to shareholder, due in two equal installments in March and
September 2000, bearing interest at a rate of 6%. The note arose in connection with the purchase of the assets of SBOA. and was convertible into common stock at a rate of $2.127 per share at the option of the note holder. In 2000, the company issued an additional 62,284 shares of common stock in payment of
$125,000 of the note payable and related interest of $7,480 on this note            $     --            $250,000

Notes payable to shareholder, due June 1, 2001. This note bears interest at a rate of 15%, and is secured by all assets of the Company. This note is convertible into common stock at the option of the holder at a discount of 15%
to the floating average for the five trading days preceding the due date of the
note. This conversion feature is considered to have negligible value                 250,000                  --


Note payable to investor, originally due September 2000 and extended to January
2001, bearing interest at a rate of 15%, convertible under the same terms as
the preceding note, and secured by all assets of the Company.  (See Note 22)         125,000                  --

Note payable to a bonding company. This note arose in connection with a lawsuit settlement, bears interest at a rate of 10%, is due in July 2001, and is secured
by all assets of the Company                                                         100,000                  --

Note payable due in monthly installments of $615 through April 2004, when the remaining balance is due. The entire amount is classified as current because the Company intends to pay the note in full in 2001. This note bears interest
at a rate of  7.75% and is secured by a vehicle                                       21,623              27,096
                                                                                    --------            --------

Total                                                                                496,623             277,096

Less current portion                                                                 496,623             255,473
                                                                                    --------            --------

Notes payable, long-term                                                            $     --            $ 21,623
                                                                                    ========            ========


Total interest expense for all debt was approximately $68,000 and $43,000 for 2000 and 1999, respectively, and is included in other income (expense).

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

9.       INCOME TAXES:

The components of deferred tax assets (liabilities) at December 31, 2000 and 1999, were as follows:


                                                                                   DECEMBER 31,
                                                                      -------------------------------------
                                                                          2000                     1999
                                                                      ------------             ------------

Deferred tax assets:
     Net operating loss carryforwards ....................            $ 20,170,000             $ 17,427,000
     Research and experimentation credits ................                 469,000                  478,000
     Foreign tax credit credits ..........................                 556,000                  556,000
     Capitalized intangible assets .......................                 509,000                  328,000
     Depreciation assets .................................                 275,000                   37,000
     Accrued expenses not deductible until paid ..........                 300,000                  176,000
                                                                      ------------             ------------
     Total deferred tax assets ...........................              22,279,000               19,002,000
                                                                      ------------             ------------

Deferred tax liabilities:
     Unrealized gains on securities ......................                   1,000                   61,000
                                                                      ------------             ------------
     Total deferred tax liabilities ......................                   1,000                   61,000
                                                                      ------------             ------------

Net deferred tax assets before valuation allowance .......              22,278,000               18,941,000

Valuation allowance ......................................             (22,278,000)             (18,941,000)
                                                                      ------------             ------------

Net deferred tax asset ...................................            $         --             $         --
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


                                                                                                         DECEMBER 31,
                                                                                               ---------------------------------
                                                                                                  2000                   1999
                                                                                               -----------             ---------

Expected income tax expense (benefit) ..................................................       $(2,608,000)            $ 569,000
Effect of net operating loss and tax credit carryforwards with no current benefit ......         3,337,000               605,000
Foreign taxes paid .....................................................................                --               555,556
Foreign tax rates ......................................................................                --              (133,000)
Income tax credits .....................................................................                --              (556,000)
Deductible expenses not charged against book income ....................................          (599,000)             (450,000)
Non-deductible expenses ................................................................             4,000                 4,000
Nontaxable income included in book income ..............................................           (90,000)                   --
Other ..................................................................................           (44,000)              (39,000)
                                                                                               -----------             ---------
     Total Tax .........................................................................       $        --             $ 555,556
                                                                                               ===========             =========

         As of December 31, 2000, the Company had net operating loss carryforwards of approximately $60 million that expire from 2006 through 2018, and are available to offset future taxable income. The majority of these carryforwards expire in 2010 and after. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $469,000 that expire through 2011 and foreign tax credits of approximately $556,000 that expire in 2004.

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

         At December 31, 2000 and 1999, common stock was reserved for the following reasons:


                                                                 2000                  1999
                                                              ----------            ----------

Conversion of debt ...............................               423,831                62,284

Exercise of stock warrants .......................            10,090,000            10,599,792

Conversion of preferred stock ....................             1,145,123             1,372,192

Exercise and future grants of stock options ......             7,170,426             8,295,673
                                                              ----------            ----------

Total ............................................            18,829,380            20,329,941
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

The following is a summary of stock option activity under the 1992 Employees
Plan:


                                                                                    Wgtd. Avg.
                                                               Number of             Exercise
                                                                 Shares                Price
                                                               ---------            ----------

Options outstanding at January 1, 1999 ...........             2,642,494             $   0.51

         Granted .................................               682,186             $   1.44
         Exercised ...............................              (714,555)            $   0.38
         Canceled ................................              (191,292)            $   2.36
                                                               ---------

Options outstanding at December 31, 1999 .........             2,418,833             $   0.67
                                                               ---------

         Granted .................................             1,819,545             $   1.74
         Exercised ...............................              (665,427)            $   0.40
         Canceled ................................              (351,841)            $   1.72
                                                               ---------

Options outstanding at December 31, 2000 .........             3,221,110             $   1.20
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

The following is a summary of stock option activity under the 1992 Director's
Plan:


                                                                                  Wgtd. Avg.
                                                              Number of            Exercise
                                                                Shares               Price
                                                              ---------           ----------

Options outstanding at January 1, 1999 ...........             384,903             $    0.34

         Granted .................................              60,000             $    2.27
         Exercised ...............................            (168,920)            $    0.33
         Canceled ................................              (1,600)            $    0.375
                                                               -------

Options outstanding at December 31, 1999 .........             274,383             $    0.77
                                                               -------

         Granted .................................             243,333             $    2.21
         Exercised ...............................             (16,000)            $    0.375
         Canceled ................................                  --             $    0.375
                                                               -------

Options outstanding at December 31, 2000 .........             501,716             $    1.48
                                                               =======

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

The following is a summary of stock option activity under the 1998 Officers and Directors Plan:


                                                                                     Wgtd. Avg.
                                                               Number of              Exercise
                                                                 Shares                 Price
                                                               ---------             ----------

Options outstanding at January 1, 1999 ...........             1,200,000             $   0.375

         Granted .................................             1,300,000             $    0.50
         Exercised ...............................              (635,180)            $    0.42
                                                               ---------

Options outstanding at December 31, 1999 .........             1,864,820             $    0.45
                                                               ---------

         Granted .................................                    --                    --
         Exercised ...............................              (443,820)            $    0.46
         Canceled ................................                    --                    --
                                                               ---------

Options outstanding at December 31, 2000 .........             1,421,000             $    0.44
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

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 2000:


                         Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------       --------------------------------
                                      Wgtd. Avg.
                      Number         Remaining                              Number
    Range of        Outstanding      Contractual        Wgtd. Avg.         Exercisable        Wgtd. Avg.
Exercise Prices     at 12/31/00         Life          Exercise Price       at 12/31/00       Exercise Price
---------------     -----------      -----------      --------------       -----------       --------------

$0.00 - $0.49       2,040,559        6.3 Years            $0.37             2,036,029             $0.37
$0.50 - $1.00       1,120,600        8.0 Years            $0.55               955,600             $0.52
$1.01 - $1.99       1,146,667        7.8 Years            $1.51               878,666             $1.51
$2.00 - $4.00         836,000        8.2 Years            $2.56               688,443             $2.53
                    ---------                                               ---------

Total               5,143,826        7.3 Years            $1.02             4,558,738             $0.95
                    ---------                                               ---------


The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 1999:


                         Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------       --------------------------------
                                      Wgtd. Avg.
                      Number         Remaining                              Number
    Range of        Outstanding      Contractual        Wgtd. Avg.         Exercisable        Wgtd. Avg.
Exercise Prices     at 12/31/00         Life          Exercise Price       at 12/31/00       Exercise Price
---------------     -----------      -----------      --------------       -----------       --------------

$0.00 - $0.49       2,794,116        7.5 Years            $0.37              2,531,853            $0.37
$0.50 - $1.00       1,243,920        8.2 Years            $0.50              1,236,420            $0.50
$1.01 - $1.99         425,000        9.8 Years            $1.83                 44,584            $1.73
$2.00 - $4.00          95,000        9.2 Years            $2.27                 95,000            $2.27
                    ---------                                                ---------

Total               4,558,036        7.9 Years            $0.58              3,907,857            $0.48
                    ---------                                                ---------


The weighted-average fair values of options under the plans granted during 2000 and 1999 were as follows:


                                            2000              1999
                                          --------         --------

Discounted options                        $   0.00         $   0.00
At-the-money options                      $   1.12         $   0.67
Premium options                           $   0.00         $   0.00
Repriced options                          $   0.00         $   0.00

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

11.      STOCK OPTIONS (CONTINUED):

         During 2000 and 1999, the Company did not incur any compensation cost for the Plans under APB No. 25. Had the compensation cost for the Company's compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share for 2000 and 1999 would approximate the pro forma amounts as shown below:


                                                 2000                    1999
                                              -----------             ----------

Net income (loss)
     As reported                              $(7,671,014)            $1,118,134
     SFAS No. 123 Charge                        1,800,265                643,535
     Pro Forma                                 (9,471,279)               474,599

Net income (loss) per common
    share - basic and diluted
     As reported                              $     (0.14)            $     0.02
     Pro Forma                                $     (0.17)            $     0.01


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

The following is a summary of outstanding warrants:


                                                               NUMBER OF
                                                                SHARES              EXERCISE PRICE
                                                               ---------            --------------

Warrants outstanding at January 1, 1999 ..........             2,195,379             $0.625-7.89

         Granted .................................                60,000             $ 0.88-2.15
         Exercised ...............................              (970,000)            $0.25-1.375
         Expired .................................              (385,587)            $ 3.90-6.78
                                                               ---------

Warrants outstanding at December 31, 1999 ........               899,792             $ 0.88-7.89

         Granted .................................                10,000             $      0.80
         Exercised ...............................              (375,000)            $      1.00
         Expired or canceled .....................              (144,792)            $ 3.90-6.78
                                                               ---------

Warrants outstanding at December 31, 2000 ........               390,000             $ 0.80-2.15
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

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

13.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest was $18,998 and $20,022 for 2000 and 1999, respectively. Cash paid for foreign taxes was $555,556 in 1999. No foreign taxes were paid in 2000. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:


                                                                                                  2000                 1999
                                                                                                --------            ----------

Non-cash financing activities:
     Conversion of accounts payable and accrued liabilities into common shares .....            $     --            $  100,000
     Conversion of notes payable and interest into common shares ...................            $132,480            $1,049,852

Non-cash investing activities
     Acquisition of SBOA ...........................................................            $     --            $  900,000
     Common shares issued for patent ...............................................            $250,000            $       --


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

Legal Proceedings

         On November 16, 2000, the former owner of Sign Builders of America, Inc. filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc. for alleged breach of the purchase agreement related to offsets the Company took against the final note payment. The Company has filed a counterclaim against the former owner for amounts due back to the Company as a result of these offsets. The Company expects the ultimate resolution of this suit to have no material impact on the consolidated financial statements. See
Note 5.

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



     Cash                                              $   24,089
     Accounts receivable                                  304,926
     Inventory                                            160,757
     Property and equipment                               446,898
     Goodwill and covenant not to compete                 896,777
     Accounts payable                                    (52,931)
     Accrued expenses                                    (34,188)
     Customer deposits                                   (79,551)
     Notes payable                                       (28,829)
     Capital leases payable                              (37,948)
                                                        ---------

     Total Purchase Price                              $1,600,000
                                                        =========


         The cash paid of $450,000 is reflected in the consolidated statement of cash flows net of the $24,089 of cash received in connection with the acquisition of the assets. The purchase agreement contained certain contingencies related to the sales of the acquired business during the time period from September 1, 1999 through December 31, 1999 which resulted in downward adjustments to the purchase price. As a result of these adjustments, the original purchase price of $1,800,000 was adjusted downward at December 31, 1999 to the $1,600,000 reflected above. The notes payable described above were adjusted down at the same date to $250,000 from their initial amount of $450,000 as a result of the same purchase price adjustments. At the time of the due date of the final note in September 2000, additional purchase price adjustments provided for in the agreement were calculated and offset against the payment due at that time. As described in note 14, the seller has initiated a lawsuit in connection with these offsets. Accordingly, the basis of the assets has not been adjusted, pending resolution of that litigation.

         At December 31, 2000, as part of the review of its intangible assets described in greater detail in Note 6, the Company determined that the Goodwill and Covenant not to Compete received in this acquisition were impaired at that date and the remaining net book value of $639,761 was charged to operations at that time.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

20.      SEGMENT INFORMATION:

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

The following schedule summarizes certain information with respect to research and development contracts:


                                                              2000                1999
                                                            --------            --------

Contract research revenues .....................            $352,341            $238,713

Costs incurred charged to operations ...........            $352,341            $238,713

Amount of additional funding commitments .......            $582,333            $352,341


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 6, 2000, SI Diamond Technology, Inc. (the "Registrant") was notified that WallaceSanders & Company had merged with McGladrey & Pullen, LLP and that WallaceSanders & Company would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor effective September 6, 2000. The Auditor's reports from WallaceSanders & Company for the Registrant's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to audit scope or accounting principles. However, the auditor's report for the past two fiscal years were modified regarding the uncertainty of the Registrant's ability to continue as a going concern. The decision to engage McGladrey & Pullen, LLP as the successor to WallaceSanders & Company was recommended and approved by the Registrant's Board of Directors. During 1998 and 1999 and the subsequent interim period preceding the change, there have been no disagreements with WallaceSanders & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

---------

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

SUMMARY COMPENSATION TABLE


                                                                                             Long-Term
                                                          Annual Compensation               Compensation
                                            ---------------------------------------------   -----------
                                                                             Other            Securities
                                                                            Annual           Underlying
Name and Principal Position      Year       Salary($)     Bonus($)     Compensation($)(1)    Options(#)
---------------------------      ----       ---------     --------     ------------------   -----------

Marc W. Eller,                   2000       $170,833           -0-             -0-            230,000
Chief Executive Officer          1999       $168,750      $111,250             -0-            250,000
                                 1998       $150,000           -0-             -0-            780,000

Zvi Yaniv, President and         2000       $170,833           -0-          $3,205            230,000
Chief Operating Officer          1999       $175,000      $125,000          $3,205            150,000
                                 1998       $150,000           -0-          $6,839          1,170,000

---------

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


                              Number of             Percent of Total
                        Securities Underlying      Options Granted to
                              Options                Employees in                Exercise
    Name                  Granted(#)(1)(2)        in Fiscal Year 2000     or Base Price ($/sh)       Expiration Date
    ----                ---------------------     -------------------     --------------------       ---------------

Marc W. Eller                 30,000 (3)                1.64%                   $2.75                   2/2/2010
                             200,000 (3)               10.99%                   $1.50                  6/27/2010

Dr. Zvi Yaniv                 30,000 (3)                1.64%                   $2.75                   2/2/2010
                             200,000 (3)               10.99%                   $1.50                  6/27/2010

---------

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


                                                              Number of
                                                             Unexercised            Value of
                                                             Securities            Unexercised
                                                             Underlying           In-the-Money
                                                             Options at            Options at
                                                          December 31, 2000     December 31, 2000
                             Shares                       -----------------     ------------------
                            Acquired         Value           Exercisable/          Exercisable/
Name                       on Exercise     Realized         Unexercisable         Unexercisable
----                       -----------     --------       -----------------     ------------------

Marc W. Eller                   0            0              200,000/0                  $0/$0
Dr. Zvi Yaniv                   0            0            1,550,000/0             $17,550/$0


                         DIRECTOR COMPENSATION FOR 2000


                                 Director Compensation                   Security Grants in 2000
     Name(1)                      Meeting Fees($)(2)          Number of Securities Underlying Options(#)(3)
    --------                     ---------------------        ---------------------------------------------

David R. Sincox                       600                                      50,000
Philip C. Shaffer                     600                                      50,000
Ronald J. Berman                      600                                      50,000
Nicholas Martin Jr.                   350                                      50,000
Charles C. Bailey                     450                                      43,333

---------

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


                                                                                       Shares Owned        Percent of
 Title of Class                 Name and Address of Beneficial Owner                   Beneficially          Class
 --------------                 ------------------------------------                   ------------        ----------

Common Stock                    None                                                       --                     --

Series G Preferred              William W. Gow                                            100                  11.76%
Stock                           4747 Sunset Blvd.
                                Los Angeles, CA 90027

                                SCG Cellular                                               50                   5.89%
                                8584 Katy Freeway, Suite 300
                                Houston, TX 77024

                                Chris Lawson                                               50                   5.89%
                                3737 Glenwood Ave, Suite 400
                                Raleigh, NC 27612

                                Steve Aiello                                               50                   5.89%
                                38984 Santa Barbara
                                Clinton Township, MI 48036

                                Peerless Distributing                                      50                   5.89%
                                21700 Northwestern Highway, Suite 1160
                                Southfield, MI 48075

                                ARA Services                                               50                   5.89%
                                29844 High Valley Court
                                Farmington Hills, MI 48331

                                Klaich Animal Hospital, Ltd.                              100                  11.73%
                                Amended Profit Sharing Retirement Plan & Trust
                                1990 South Virginia Street
                                Reno, NV 89502

                                Nicholas Martin Living Trust                              200                  23.52%
                                3113 South University Dr., #600
                                Ft. Worth, TX 76109

                                Michael Scott Blechman Family Trust                       200                  23.53%
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

---------

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


                                    SI DIAMOND TECHNOLOGY, INC.


                                    By:    /s/ Marc W. Eller
                                       ----------------------------------------
                                       Marc W. Eller,
                                       Chief Executive Officer
                                       August 27, 2001

         In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                                                              Date
---------                            -----                                                              ----

/s/  Marc W. Eller                 Chairman, Chief Executive                                       August 27, 2001
--------------------               Officer (Principal Executive Officer and
Marc W. Eller                      Director)

/s/ Tracy Vaught                   Vice President and                                              August 27, 2001
------------------                 Chief Financial Officer
Tracy Vaught                       (Principal Financial Officer and  Principal
                                   Accounting Officer)


Philip C. Shaffer*
David R. Sincox*
Ronald J. Berman*                  Directors                                                       August 27, 2001
Charles G. Bailey*
Dr. Zvi Yaniv*


*By:   /s/ Tracy Vaught
    ----------------------
    (Tracy Vaught,
    Attorney-in-Fact)

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