Form 10QSB
period 2001-09-30
SI DIAMOND TECHNOLOGY INC
filed 2001-11-09
CIK 891417

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

     As of November 2, 2001, the registrant had 66,792,175 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format.

                                 Yes [ ] No [X]

                           SI DIAMOND TECHNOLOGY, INC.
                                      INDEX

                                                                                    PAGE
                                                                                    ----
Part I  Financial Information

         Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets--September 30, 2001 and
                December 31, 2000..................................................   3

              Consolidated Statements of Operations--Three Months and Nine Months
                Ended September 30, 2001 and 2000..................................   4

              Consolidated Statements of Cash Flows--Nine Months Ended
                September 30, 2001 and 2000........................................   5

              Notes to Consolidated Financial Statements...........................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................   9

Part II  Other Information

         Item 1.  Legal proceedings................................................  13

         Item 5.  Other Information................................................  14

         Item 6.  Exhibits and Reports on Form 8-K.................................  14


Signatures      ...................................................................  15

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                      ASSETS                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                      2001              2000
                                                                                  ------------      ------------
Current assets:
   Cash and cash equivalents ................................................     $    180,333      $      8,818
   Marketable equity securities .............................................           16,950            70,313
   Accounts receivable, trade - net of allowance for doubtful accounts
      of $35,309 in 2001 and $33,000 in 2000 ................................          602,376           353,154
   Inventories ..............................................................          275,632           153,244
   Prepaid expenses and other current assets ................................           82,028            90,767
                                                                                  ------------      ------------
     Total current assets ...................................................        1,157,319           676,296

   Property and equipment, net ..............................................          745,526           766,581
   Intangible assets, net ...................................................          100,000           190,000
   Other assets .............................................................            8,688             8,688
                                                                                  ------------      ------------
     Total assets ...........................................................     $  2,011,533      $  1,641,565
                                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable .........................................................     $    675,339      $    467,414
   Current portion of long-term debt ........................................           17,232           121,623
   Current portion of obligations under capital lease........................           19,496                --
   Notes payable ............................................................          499,784           375,000
   Accrued liabilities ......................................................          227,177           441,958
   Deferred revenues ........................................................          225,033                --
   Customer deposits ........................................................          252,933           169,795
                                                                                  ------------      ------------
     Total current liabilities ..............................................        1,916,994         1,575,790

Notes payable, long-term ....................................................           52,467                --
Obligations under capital lease .............................................           86,992                --

Commitments and contingencies ...............................................               --                --

Stockholders' equity (deficit):
   Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized;
     Series G convertible, 850 shares issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively ...............              850               850
   Common stock, $.001 par value, 120,000,000 shares authorized,
   66,792,175 and 60,518,0983 shares issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively ...................           66,792            60,519
Additional paid-in capital ..................................................       65,058,409        61,272,028
Less stock subscriptions receivable .........................................          (75,000)          (10,850)
Accumulated deficit .........................................................      (65,095,971)      (61,256,772)
                                                                                  ------------      ------------
     Total stockholders' equity (deficit) ...................................          (44,920)           65,775
                                                                                  ------------      ------------
     Total liabilities and stockholders' equity (deficit) ...................     $  2,011,533      $  1,641,565
                                                                                  ============      ============

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended      For the Nine Months Ended
                                                            September 30,                 September 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
Revenues
    Sign Construction ..........................        358,724         642,572       1,386,646       1,804,714
    License fees and royalties .................             --              --              --          25,500
    Government contracts .......................        225,816              --         304,417         330,329
    Privately funded research ..................        162,988              --         374,967              --
    Other ......................................         26,021          22,901          26,021          51,394
                                                   ------------    ------------    ------------    ------------
       Total Revenues ..........................        773,549         665,473       2,092,051       2,211,937
                                                   ------------    ------------    ------------    ------------
Cost of sales ..................................        672,782         438,689       1,781,094       1,559,447
Selling, general and administrative expenses ...        733,437         880,458       2,487,069       3,390,797
Research and development .......................        639,464         675,491       1,581,986       1,520,591
Impairment charge ..............................             --              --              --         486,000
                                                   ------------    ------------    ------------    ------------
     Operating costs and expenses ..............      2,045,683       1,994,638       5,850,149       6,956,835

Loss from operations ...........................     (1,272,134)     (1,329,165)     (3,758,098)     (4,744,898)

Other income (expense), net
     Net realized and unrealized gains (losses)
        on marketable securities and investments         (6,767)        (44,404)        (28,542)        (34,455)
         Other .................................        (25,353)         (6,804)        (52,559)        (30,857)
                                                   ------------    ------------    ------------    ------------
Loss before taxes and minority
         interest in subsidiary earnings .......     (1,304,254)     (1,380,373)     (3,839,199)     (4,810,210)
Minority interest in subsidiary earnings .......             --              --              --          22,547
                                                   ------------    ------------    ------------    ------------
Loss before taxes ..............................     (1,304,254)     (1,380,373)     (3,839,199)     (4,787,663)

Provision for taxes ............................             --              --              --              --
                                                   ------------    ------------    ------------    ------------
Net loss .......................................     (1,304,254)     (1,380,373)     (3,839,199)     (4,787,663)

Less accretion on convertible preferred stock ..        (21,250)        (22,500)        (63,750)        (72,500)
                                                   ------------    ------------    ------------    ------------
Net loss applicable to common shareholders .....   $ (1,325,504)   $ (1,402,873)   $ (3,902,949)   $ (4,860,163)
                                                   ============    ============    ============    ============
Loss per share

     Basic .....................................   $      (0.02)   $      (0.02)   $      (0.06)   $      (0.09)
                                                   ============    ============    ============    ============
     Diluted ...................................   $      (0.02)   $      (0.02)   $      (0.06)   $      (0.09)
                                                   ============    ============    ============    ============

Weighted average shares outstanding

     Basic .....................................     66,041,136      58,348,597      63,971,176      56,539,673
                                                   ============    ============    ============    ============
     Diluted ...................................     66,041,136      58,348,597      63,971,176      56,539,673
                                                   ============    ============    ============    ============



                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                      2001           2000
                                                                   -----------    -----------
Cash flows from operating activities:
     Net loss ..................................................   $(3,839,199)   $(4,787,663)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Minority interest in subsidiary earnings ................            --        (22,547)
       Depreciation and amortization expense ...................       469,548        375,652
       Loss on disposal of fixed assets ........................         9,000             --
       Impairment charge .......................................            --        486,000
       Net realized and unrealized loss on marketable securities        28,542        409,454
       Net realized and unrealized gain on other investments ...            --       (375,000)
       Option repricing expense ................................         5,000             --
       Interest paid in common stock ...........................            --          7,669
       Common shares issued for services .......................            --        675,000
       Changes in assets and liabilities:
         Accounts receivable, trade ............................      (249,222)       (14,416)
         Notes receivable ......................................            --         60,000
         Inventories ...........................................      (122,388)         4,324
         Prepaid expenses and other current assets .............         8,739         13,154
         Accounts payable and accrued liabilities ..............        93,144        114,634
         Customer deposits and deferred revenue ................       308,171       (122,983)
                                                                   -----------    -----------
              Total adjustments ................................       550,534      1,610,941
                                                                   -----------    -----------
         Net cash used in operating activities .................    (3,288,665)    (3,176,722)
                                                                   -----------    -----------
Cash flows from investing activities:
       Capital expenditures ....................................      (261,360)      (910,472)
       Proceeds from the sale of marketable securities .........        62,308      2,371,589
       Purchase of marketable securities .......................       (37,487)    (1,794,952)
       Proceeds from disposal of equipment .....................        15,000             --
     Changes in deposits and other assets ......................            --         (1,058)
                                                                   -----------    -----------
         Net cash used in investing activities .................      (221,539)      (334,893)
                                                                   -----------    -----------

Cash flows from financing activities:
       Repayment of notes payable ..............................      (241,872)      (160,497)
       Proceeds from notes payable and long-term debt ..........       300,000        375,000
       Proceeds of stock issuance, net of costs ................     3,623,591      3,495,146
                                                                   -----------    -----------
         Net cash provided by financing activities .............     3,681,719      3,709,649
                                                                   -----------    -----------
Net increase in cash and cash equivalents ......................       171,515        198,034

Cash and cash equivalents, beginning of period .................         8,818        348,832
                                                                   -----------    -----------
Cash and cash equivalents, end of the period ...................   $   180,333    $   546,866
                                                                   ===========    ===========

                 See notes to consolidated financial statements.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001 and 2000 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB/A for 2000 as filed with the U.S. Securities and Exchange Commission.

     The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information

     Cash paid for interest for the nine months ended September 30, 2001 and 2000 was approximately $27,472 and $24,484, respectively. In the nine months ended September 30, 2001, the Company also had non-cash transactions related to the issuance of a note payable in connection with a lawsuit settlement that is described in greater detail in Note 6 and a capital lease that is described in greater detail in Note 5.

3.   Stockholders' Equity

     In the nine months ended September 30, 2001, the Company issued a total of 5,806,412 restricted shares of its common stock and received net proceeds of $3,366,604 in a series of exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $222,487 and issued 430,280 shares as the result of the exercise of options and received $34,500 and issued 36,500 shares as the result of the exercise of warrants during the period.

4.   Notes Payable and Long Term Debt

     As described in greater detail in Note 6, the Company issued a note payable during the nine months ended September 30, 2001 in connection with a lawsuit settlement. The amount of this settlement was included in accrued expenses at December 31, 2000. In September 2001, the Company also issued two notes payable totaling $300,000 due in March 2002. These notes bear interest at a rate of 15%, are secured by all assets, and are convertible into shares of the Company's stock when due. These notes are convertible into stock at a discount of 25% from the stock price at the due date. Generally accepted accounting principles require that this conversion right be valued, that this value be recorded as a discount to the face value of the note, and that the discount be amortized to interest expense over the life of the note. The value of the conversion privilege is $99,913 and is recorded in additional paid in capital. Amortization of this non cash discount will result in an effective annual interest rate of approximately 96%, as compared with the stated rate of 15%.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   Obligations Under Capital Leases

     During the nine months ended September 30, 2001, the Company entered into two leases related to copier equipment. The total cost of the equipment, which is included in property and equipment, was $118,969. The leases cover a 63 month time period and call for aggregate monthly payments of $3,246.

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

     The Company is a defendant in other lawsuits described in greater detail in its 2000 annual report on Form 10KSB/A.

7.   Related Party Transactions

     As described in greater detail in Item 12 of the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000, the Company's subsidiary, Electronic Billboard Technology, Inc. has entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., ("ATI"). ATI is owned by Dr. Zvi Yaniv, the Company's President and Chief Operating Officer. The assignment is conditioned on an initial payment of $200,000 from the Company to ATI. To date, a total of $112,500 has been paid, $25,000 of which was paid during the nine months ended September 30, 2001. The Company can complete the assignment at any time by paying the remaining balance due of $87,500, or by making quarterly payments of $12,500 to keep its option in effect. Since it is likely that the Company will complete the patent assignment, the remaining $87,500 has been accrued; however the Company is not legally obligated to complete this assignment at the present time.

     In July 2001, the Company made a short term non-interest bearing loan to its President and Chief Operating Officer in the amount of $150,000. No repayment arrangements have been made for this loan, however any future payments made related to the patent license agreement discussed in the previous paragraph will likely be offset against this loan.

                  SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   Business Segments

Following is information related to the Company's business segments for the nine months ended September 30, 2001 and 2000:

                         FEPET          SBOA        EBT        All Other        Total
                      ----------      --------   ----------    ----------    ----------
     2001
     ----

Revenue              $   700,405   $ 1,386,646   $    5,000     $      --   $ 2,092,051

Profit (Loss)           (955,487)     (112,192)  (1,992,344)     (779,176)   (3,839,199)

Expenditures for
  long-lived assets       12,403        13,483      226,072         9,402       261,360

     2000
     ----

Revenue                  330,329     1,804,714       76,894            --     2,211,937

Profit (Loss)         (1,389,377)     (344,646)  (1,709,151)   (1,344,489)   (4,787,663)

Expenditures for
  long-lived assets        1,192        37,879      865,557         5,844       910,472

9.   Subsequent Events

     For the period from October 1, 2001 through November 2, 2001, the Company issued notes payable totaling $250,000. These notes are six month notes similar in terms to the notes issued in September 2001 described in note 4.

10.  Recently Issued Accounting Standards

     In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

     In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

     In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    OVERVIEW

         During the nine months ended September 30, 2001, the Company's primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. ("SBOA") subsidiary and reimbursed research expenditures at our Field Emission Picture Element Technologies, Inc. ("FEPET") subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Based Field Emission ("CFE") Technology and in the development of our electronic display products. As more fully discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2000, we expect to incur additional research and development expenses throughout 2001 in developing our CFE technology.

                                     OUTLOOK

         We expect our external cash needs for 2001 to be approximately $4.5 million, of which approximately $4.0 million has already been raised. We expect that we may also have to raise additional funds during the next twelve months. We intend to fund our overall cash needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities. A successful introduction of our electronic display products could result in significant customer orders thereby causing our cash needs to exceed these levels, however, such customer orders would also result in increased availability of funding.

         We anticipate that losses will continue through the remainder of 2001 and into 2002 as we continue to fund the development of our CFE technology and continue installations of our electronic display products. There can be no assurance that we will be profitable in the future. Our future profitability is dependent on either generating significant revenues through EBT, or the signing of significant royalty agreements. Full commercial development of our technology and electronic display will require additional funds that may not be available at terms acceptable to us.

         We anticipate that we will need to raise significantly fewer funds through debt and equity offerings for operating purposes in 2002 than in 2001. This is because we expect EBT to begin generating significant revenues related to its electronic display products in 2002 and we expect FEPET to have increased revenues related to reimbursed research and development expenditures. We also expect FEPET to sign multiple revenue generating license agreements related to its technology. We expect positive cash flow from operations in 2002. We may have to raise additional funds for investing activities to support potential customer roll outs at EBT, however the amount of such funds would be dependent on the nature of the customer agreement and can not be predicted at the present time. Overall, in 2002, we expect to have minimum fixed operating costs of approximately $5.0 million, although that number could be reduced if required. We expect to cover these expenses with revenue, primarily from license agreements, however if revenue is not sufficient, we will be required to raise funds through the issuance of either debt or equity.

         We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to reach that point. We have the existing resources to continue operations for approximately four to six weeks. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic display products.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                               RECENT DEVELOPMENTS

         In February 2001, EBT signed an agreement with Eckerd Corporation, a subsidiary of J.C. Penney Company to install indoor electronic display products at ten Eckerd locations as part of a pilot program. Under this arrangement, EBT will sell advertising on these products and share a portion of the advertising revenue with Eckerd. Installation of these products was completed in June 2001. These products are not currently generating revenue and the amount of revenue to be generated, if any, can not be predicted until the end of the test period.

         EBT also signed an agreement in February 2001 to install its indoor electronic display products at two McDonald's locations on a test basis. The units were installed and the test began in March 2001. Based on the initial successful results, the test was expanded to four locations in June 2001 and the scope of the test was increased. This expanded test continues to yield very favorable results. The expanded test is scheduled to last until November 2001. These products are not currently generating revenue and the amount of revenue to be generated, if any, can not be predicted until the end of the test period. EBT is also testing, or has entered into agreements to test, its products at retailers, convenience store chains, and sporting goods stores.

         In May 2001, FEPET announced the successful completion of a four inch diagonal monochrome HyFED(TM) utilizing carbon nanotube technology by its international development team. As a result, Phase II of the development program was kicked-off by the international development team to develop a color prototype of the HyFED(TM) display. This project continues to progress well, however we do not expect any revenue from the HyFED(TM) during 2001.

         FEPET is nearing completion of its research project with a large Japanese display manufacturer. FEPET has also solved the majority of the problems associated with manufacturing Field Emission Displays using carbon nanotube technology. We have developed simplified manufacturing processes using methods that display manufacturers are familiar with, and lowered the cost by making these processes compatible with the use of lower cost glass. We now are in a position to license this technology to display manufacturers and to transfer the manufacturing process and know how.

         FEPET has also continued to develop and made substantial progress on its proposed outdoor LCD display and is currently building a prototype, which it expects to be completed prior to the end of the year.

                              RESULTS OF OPERATIONS

         Our revenues for the third quarter ended September 30, 2001 totaled $773,549 compared to $665,473 for the third quarter of 2000. We earned $2,092,051 in revenues during the nine month period ended September 30, 2001, (the "2001 Period") as compared with $2,211,937 during the nine month period ended September 30, 2000 (the "2000 Period"). During the 2001 Period, we had revenues of $1,386,646 from SBOA, $700,405 from FEPET, and $5,000 from EBT. In the 2000 Period, we had revenue of $1,804,714 from SBOA, $330,329 from FEPET, and $76,894 from EBT. The FEPET revenues in both periods were primarily the result of reimbursed research expenditures. In the 2001 Period, FEPET had $304,417 of reimbursements from government programs, $374,967 from a private research contract with a large Japanese display manufacturer, and 21,021 in miscellaneous product sales. In the 2000 Period, all FEPET revenues were reimbursements from government grants. The SBOA revenues in both periods were all from the sale of signs designed, manufactured, or installed by SBOA. Revenues declined by approximately 23% at SBOA in the 2001 Period as compared with the 2000 Period. During the 2000 period, EBT received $25,500 in royalties under its now terminated agreement with Texas Digital Systems, Inc. ("TDS"), $27,413 in revenue from miscellaneous product sales, and $1,080 of advertising revenue. In the 2001 Period, EBT had products installed at various customer locations on a test basis, but generated only $5,000 in revenue as a result of these tests during the period ended September 30, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         We had a total revenue backlog of $1,432,980 as of September 30, 2001, which represents a substantial increase over the total revenue backlog of $335,178 that existed at September 30, 2000. The SBOA backlog at September 30, 2001 was $781,743 compared with $322,343 at September 30, 2000. The
     FEPET backlog at September 30, 2001 was $651,237 and is composed of $426,204 related to government funded research and $225,033 related to privately funded research. FEPET had no backlog at September 30, 2000. EBT had no backlog at September 30, 2001, however EBT anticipates that it will generate revenues in the last three months of 2001 related to both sales of electronic display products and advertising on Company owned displays installed at customer locations. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

         We expect our revenue for the fourth quarter of 2001 to exceed the revenues from the comparable period last year and to equal or exceed the revenues from the third quarter of this year. FEPET has a strong research backlog and is scheduled to make substantial progress on that backlog during that period. While revenues at SBOA have declined substantially in the 2001 Period from the 2000 Period, its backlog remains strong. Although SBOA installs signs nationally, the majority of its sales come from new construction in the Central Texas area in the vicinity of Austin. That area has been particularly hard hit by the economic slowdown being experienced by technology companies. One reason for the substantial increase in the SBOA backlog is the delay in new construction projects in the Austin area that were previously started. Signage is normally installed at the completion of the project. If SBOA had been able to ship enough products during the third quarter to reduce its backlog to an amount similar to the backlog at September 30, 2000, its sales for the 2001 Period would approximate its sales for the 2000 Period.

         For the 2001 Period, our cost of sales were $1,781,094, or a gross margin of 15%, as compared with $1,159,447 or a gross margin of 30%, for the 2000 Period. This decreased margin resulted primarily from higher costs incurred at EBT in the 2001 Period than in the 2000 Period. Margins at SBOA, which generates the majority of our revenue, remained similar at approximately 34% in the 2000 Period and 35% in the 2001 Period. Higher revenues at FEPET in the 2001 Period also contributed to the decrease in overall margin. Since FEPET's revenue consists primarily of reimbursed expenditures, it operates with nominal margins. We expect our future margins to increase substantially from the 15% margin in this quarter as EBT begins to generate both advertising revenue and product sales from its electronic display products and as FEPET enters into license or royalty agreements.

         Our selling, general, and administrative expenses were $2,487,069 for the 2001 Period, compared with $3,390,797 for the 2000 Period. The primary reason for the decrease was the $675,000 non cash expense incurred in the 2000 Period related to selling costs associated with the initial agreement signed with Eckerd Corporation, as well as overall cost cutting measures.

         We incurred research and development expenses of $1,581,986 in the 2001 Period. This was slightly higher than the $1,520,591 incurred in the 2000 Period. Overall, we have a higher level of research activity, however a portion of this is offset by increased funding from outside sources for our research. We expect to continue to incur expense throughout the remainder of 2001 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic products. We expect the overall research and development in 2001 to be substantially lower than 2000 as a result of the increased funding available to FEPET and the transition of the EBT products from the development stage to the installation stage. We also expect internally funded research and development expense to decrease in the last quarter of the year for the same reasons.

         The impairment charge in the 2000 Period was related to our acquisition of the minority interest in our FEPET subsidiary. As described in greater detail in our 2000 annual report on form 10KSB/A, we had the opportunity to acquire these shares of FEPET stock by issuing SI Diamond stock. The transaction was valued based on the market value of the SI Diamond stock issued, which exceeded the book value of the stock acquired. FAS 121 required us to write off the resulting goodwill, since there was no future cash flow directly tied to this minority interest. There was no impairment charge in the 2001 Period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

         We had net realized and unrealized losses on our marketable securities portfolio of $28,542 in the 2001 Period as compared with net realized and unrealized losses of $409,455 in the 2000 Period. This loss on marketable securities in the 2000 Period was partially offset by the sale of an investment in an LLC that generated a net gain of $375,000. We had a greatly decreased level of funds committed to our marketable securities portfolio in the 2001 Period as compared to the 2000 Period. Our other expense in both the 2001 and 2000 Periods consists primarily of interest expense.

                        FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 2001, we had cash and cash equivalents in the amount of $180,333 as compared with cash and cash equivalents of $8,818 at December 31, 2000. This increase in cash is primarily the result of cash provided by financing activities, partially offset by cash used in operating activities and cash used in investing activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2001 Period of $3,288,665 was slightly higher than the $3,176,722 used in the 2000 Period. The primary reason for the increase was the increased operating loss at SBOA resulting from lower revenues.

         As described in greater detail in the notes to the financial statements, we received proceeds of $3,623,591 from the issuance of common stock related to private placements, options, and warrants during the 2001 Period, as compared with $3,495,146 from the same sources during the 2000 Period. The primary reason for this increase relates to a slightly higher cash need to fund operations, repay debt, and fewer funds generated in the 2001 Period as the result of new debt issued. We have issued $250,000 in debt during the period from October 1, 2001 through October 18, 2001. We intend to raise an additional $500,000 in the form of either debt or equity prior to the end of the year.

         Cash used in investing activities during the 2001 Period was $221,539 as compared with cash used by investing activities of $334,893 for the 2000 Period. The cash used in the 2000 Period was primarily the result of expenditures related to the construction of billboards, partially offset by funds generated by our marketable securities portfolio. The cash used in the 2001 Period resulted primarily from the purchase of equipment and electronic display products.

         The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. If we need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that we can obtain financing on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products, their acceptance in the marketplace, and our ability to obtain additional financing in the future. Our independent auditor's, McGladrey & Pullen, LLP, expressed uncertainty as to the ability of the Company to continue as a going concern based on current losses and accumulated past losses from operations and our past reliance on raising outside capital. See "Independent Auditor's Report." We have received similar opinions from our auditors in each year since 1995.

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

         The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives which can not be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development, testing, and marketing require more funding than anticipated, we may be required to curtail our expansion or seek additional financing from other sources.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          There have been no new legal developments during the quarter.

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


                                     SI DIAMOND TECHNOLOGY, INC.
                                     (Registrant)



Date:    November 2, 2001                          /s/ Marc W. Eller
                                     -------------------------------------------
                                     Marc W. Eller
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)



Date:    November 2, 2001                           /s/ Tracy Vaught
                                     -------------------------------------------
                                     Tracy Vaught
                                     Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                INDEX TO EXHIBITS

The following documents are filed as part of this Report:

   Exhibit
   -------

       11         Computation of (Loss) Per Common Share