Form 10KSB
period 2001-12-31
SI DIAMOND TECHNOLOGY INC
filed 2002-03-21
CIK 891417

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
            December 31, 2001; or

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

Yes   X    No  __

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

          State issuer's revenues for its most recent fiscal year:  $3,084,196

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board system on March 7, 2002 of $0.81, was approximately $53,561,546.   Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        As of March 7, 2002, the registrant had 67,692,416 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one).

Yes            No X

SI DIAMOND TECHNOLOGY, INC.

 Page i

FORWARD - LOOKING STATEMENTS AND IMPORTANT
FACTORS AFFECTING FUTURE RESULTS

                    Our disclosure and analysis in this report contains some forward-looking statements.   Forward-looking statements give our current expectations or forecasts of future events.   They use words such as “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.   In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.   From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

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

We have no current royalty agreements producing revenue

                     Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell.  We have no plans to manufacture and sell any carbon nanotube field emission products ourselves, and as such, we have no carbon nanotube field emission product revenues.  We signed a license agreement in 1999, for a one-time, up front, payment of approximately $5.6 million.  This was a non-exclusive license to Canon, Inc.  that covered substantially all of our patents, including a portion of those related to the carbon nanotube field emission technology.  This license will produce no future revenue unless Canon decides to license the remaining patents.  We have no license agreements at the present time that will provide any future revenues.  Upon completion of the development process, we expect to license our technology to be used in the HYFED™ and PET products, as well as other carbon nanotube applications.  See additional discussion related to the HYFED™ and PET products  in the risk factor “Our carbon nanotube field emission product development is in its early stages and the outcome is uncertain”.  It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there can be no assurance that will occur.  We would expect to license our technology for these products, if they are successfully developed to some or all of our development partners that were previously identified or to other third parties interested in manufacturing the products.

Our development partners have certain rights to jointly developed property and to license our technology

                   We have committed to license our technology to our development partners upon completion of certain development projects that are in process.  The terms of any such license have not yet been determined.  One of our development partners, Futaba Corporation, has paid us $1.1 million for research services and has the right to offset this payment against any future license fee payments due as a result of any license agreement.  Our development partners also have rights to any jointly developed property, however any such jointly developed property would be based, at least in part, on our underlying technology and would require our partners to enter into an agreement with us.  See also “Our  product development is in its early stages and the outcome is uncertain” for further discussion.

Page ii

Our product development is in its early stages and the outcome is uncertain

                    Our carbon nanotube field emission technology, and certain products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization.  We are exploring the use of our technology in several different types of products, in addition to the cathodes that we have developed that currently use this technology.  We have two additional leading potential carbon nanotube field emission products.  We are developing these products jointly with others based on our technology.  Upon successful completion of the development process, our development partners will be required to license our technology to produce and sell the products.  Our development partners retain all rights to any intellectual property that they develop in the process.  Consequently, it may not be possible for others to produce these products without obtaining licenses from both our development partners and us.

                    The first product being developed is a Picture Element Tube (“PET”) intended for use initially in large indoor displays.  If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays.  We are jointly developing this product with Futaba Corporation (see Exhibit 10.13 to this annual report on from 10-KSB).  We are overseeing the project and incurring the majority of the costs.  Futaba has provided us $1.1 million to cover our portion of the cost.  Futaba is also incurring internal costs related to the research; however the $1.1 million that we are incurring represents the majority of the costs incurred on the project.  Upon completion of the project, Futaba has the right to enter into a license agreement with us to allow them to manufacture the product.  Terms of the license agreement have not been negotiated, however the $1.1 million paid by Futaba can be applied to any license fees due from Futaba to us.  We anticipate that any license agreement would involve both an initial up-front payment and ongoing royalties.  Any jointly developed intellectual property will be jointly owned by the two parties; however any such intellectual property would be based on our underlying patented technology and therefore would still require Futaba to license our technology.  The PET or displays may not be successfully developed.

                    We are also working on a product called the HyFED™, which combines what we believe to be the best properties of a cathode ray tube (“CRT”) and our carbon nanotube field emission technology.   It is our intention to license our HyFED™ technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs.  We are jointly developing this product with the aid of a consortium that includes Electrovac GESMBH, Imaging System Technology, Inc., Supertex, Inc., Schott Fiber Optics, Lead Sangyo Co., Ltd., Shanghai Novel Color Picture Tube Co., Ltd., and Shanghai Vacuum Electron Devices Co., Ltd.  (see exhibits 10.15 through 10.21 to this annual report on from 10-KSB).  We are overseeing this consortium and expect to incur approximately 50% of the total costs of the consortium over the life of the project.  Each member of the consortium is responsible for its own costs.  We expect to incur in excess of $200,000 in costs during 2002 and expect to complete the project by the end of 2002.  Upon completion of the project, each consortium member has the first right to enter into agreements with us to license our technology.  We expect any products that are developed to be manufactured by other members of the consortium.  No terms have been negotiated for any potential license agreements.

                    We currently supply cathodes using our carbon nanotube field emission technology to Oxford Instruments, Inc.  in small quantities as described in greater detail on page 3 of this 10-KSB under business development strategies.

                        If either the HyFED™, or the PET are developed using our carbon nanotube field emission technology are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products.  At the present time, the only revenue that we receive related to our carbon nanotube field emission technology is related to reimbursed research expenditures and the cathode sales to Oxford Instruments.  These revenues are identified in our quarterly filings on form 10QSB and our annual filings on form 10KSB as revenues of our Applied Nanotech, Inc.  subsidiary in the related management discussion and analysis sections.

 Page iii

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

                    We have a history of net losses.  Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999.   We have incurred net income and  losses as shown below:

Year Ended December 31	Net Income (Loss)

1992	($1,630,978)
1993	($7,527,677)
1994	($7,255,420)
1995	($14,389,856)
1996	($13,709,006)
1997	($6,320,901)
1998	($3,557,548)
1999	$1,118,134
2000	($7,671,014)
2001	($5,081,559)

                Although we expect to be profitable in the future, we may not be.   Our profitability in 2002 is dependent on the signing of additional license agreements.  We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop products.  We do, however, expect the magnitude of those losses, if they continue, to decrease.   Sprouse & Anderson, L.L.P., independent auditors of the Company, have expressed uncertainty as to our ability to continue as a going concern based, in part, on our accumulated losses from operations in prior years.  See “Independent Auditor’s Report.” We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings.   In the past, we were primarily a contract research and development organization, but are in the process of transitioning to an organization that is primarily dependent on products sales and other business operations.  In order to continue our transition from a contract research and development organization to an organization with ongoing operations, we anticipate that substantial product development and introduction expenditures will continue to be incurred.

We are exposed to litigation liability

                    We have lawsuits that arise in the normal course of business, including lawsuits by various trade creditors related to payment of amounts due.  We have been subject to litigation in the past and have settled litigation in the past that has resulted in material payments.  We expect all current lawsuits to be resolved with no material impact on our financial statements and we are unaware of any other potential significant litigation.  If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.

Page iv

We have future capital needs and the source of that funding is uncertain

                    We expect to continue to incur substantial expenses for R&D, product testing, product introduction, product marketing, and administrative overhead. The majority of R&D expenditures are for the development of our carbon nanotube field emission technology and our electronic display products.  One of our business models is based on our installing electronic display products at customer sites at our cost and then deriving advertising revenues from the signs, or from the outright sale of these products.  We generally will not install these products without some pre-sale of the advertising unless it is part of a customer test.  Installation of our products at customer sites may require a significant capital investment on our part.   We have other business models and proposed arrangements that may involve the sale or lease of products and the generation of revenue from the management of content on customer owned displays.  Our outdoor electronic billboard product is available now, however we are focused on our indoor products.  We also have a variety of smaller electronic display products available that are intended primarily for indoor use.  Some of our other proposed products may not be available for commercial sale or routine use for a period of up to two years.  Commercialization of our existing and proposed products will require additional capital in excess of our current capital.  A shortage of capital may prevent us from achieving profitability for an extended period of time.  Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations.  If revenues do not increase as rapidly as anticipated, or if product development and testing and marketing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources.  We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

                    We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to fund operations until we reach that point.  We have the existing resources to continue operations for approximately four to six weeks. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed, although there can be no assurance that this is the case.   Our plan is primarily dependent on raising funds through the licensing of our technology, revenue generated from the installation of our electronic display products, and through debt and equity offerings.

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

Page v

We have technologies subject to licenses

                    As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation (“MCC”), we have acquired rights to develop and commercialize certain research technologies.  In certain cases, we are required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicensees.  We also have to pay for the costs of filing and prosecuting patent applications.  The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party.  We expect any royalty payments to be made to MCC to be insignificant based on the substantial amounts of revenues that would have to be generated to offset the costs of maintaining the patents over the years.

                    We have also licensed certain patents related to carbon nanotube technology from Till Keesman.  We are obligated to pay 50% of any royalties that we receive related to these patents to Mr. Keesman.  If minimum royalties, or a payment in lieu of royalties, of $500,000 have not been paid by the end of May, 2002, the license will terminate at that time.  If minimum royalties of $500,000 have been paid by the end of May 2002, but minimum royalties, or payments in lieu of royalties, of $1,000,000 have not been paid by May, 2004, the license will terminate at that time.  The effect of termination of this license could have a significant impact on us.  At the present time, we have no product or revenue that is dependent on these patents.  We are developing products that may depend, in part, on these patents, including both the HYFED™ and PET.  If these products are successfully developed and they use the licensed technology, termination of this license agreement would have a significant negative impact.  We expect to make the minimum payments due under the agreement if we have products or other licenses that are dependent on these patents.  This payment could have a significant impact on our liquidity if it is paid in cash, or cause us to raise additional funds through the issuance of equity or debt.

                    Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed.  Both of the main products that we are developing based on our CARBON NANOTUBE FIELD EMISSION Technology may rely on certain of the patents.  Successful completion of the development work and introduction of the HyFED™ and PET products may require us to pay royalties or license fees to either MCC or Till Keesman.

We have limited manufacturing capacity and experience

                    We have no established commercial manufacturing facilities in the area of  the carbon nanotube field emission technology in which we are conducting our principal research.   At the present time, we have no intention of establishing a manufacturing facility related to our carbon nanotube field emission technology.  We are focusing our efforts on licensing our technology to others for use in their manufacturing processes.  The management team has commercial manufacturing and marketing experience in other industries and with other products in the display industry; however, we have no experience in manufacturing our  proposed carbon nanotube field emission products.  To the extent that any of our other products require manufacturing facilities, we intend to contract with a qualified manufacturer.

Our success is dependent on our principal products and technology

                    Our carbon nanotube field emission technology is an emerging technology.  Our financial condition and prospects are dependent upon our licensing the technology to others and upon market acceptance of our electronic display products.  Additional R&D needs to be conducted on the carbon nanotube field emission technology before others can produce products using this technology.  Market acceptance of  our products and products using our technology will be dependent upon the perception within the electronics and instrumentation industries of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurance that we will be able to gain commercial market acceptance for our products or develop other products for commercial use.

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

We may not be able to provide system integration

                  In order to prove that our technologies work and will produce a complete product, we must ordinarily integrate a number of highly technical and complicated subsystems into a fully integrated prototype.  There is no assurance that we will be able to successfully complete the development work on some of our proposed products or ultimately develop any market for those products.

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

Page vii

Our revenues have been dependent on government contracts in the past

                       In previous years, a significant part of our revenues were derived from contracts with agencies of the United States government.  Following is a summary of those revenues in recent years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue

1992	$930,000	99%
1993	$1,147,000	89%
1994	$820,000	41%
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%

                  We currently have commitments for future government funding of approximately $280,000.  We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.  A significant portion of the cost associated with the revenue recognized in 2000 were costs paid to a subcontractor on the project.

                  Contracts involving the United States government are, or may be, subject to various risks including, but not limited to, the following:

  Unilateral termination for the convenience of the government
  Reduction or modification in the event of changes in the government's requirements or budgetary constraints
  Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts
  Potential disclosure of our confidential information to third parties
  The failure or inability of the prime contractor to perform its prime contract in circumstances  where we are a subcontractor
  The failure of the government to exercise options provided for in the contracts
  The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts  funded by the government if we fail to continue to develop the technology

Page viii

PART I.

                  When used in this document, the words “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned.  For additional discussion of such risks, uncertainties, and assumptions, see “Forward-Looking Statements and Important Factors Affecting Future Results” included at the beginning of this report.

Item 1.  Business.

DESCRIPTION OF BUSINESS

General

                  SI Diamond Technology, Inc., a Texas corporation, acting through its subsidiaries, is engaged in the development of products and services based principally on novel applications  of carbon nanotube technology using thin films and the development and application of display technologies.  We believe that microelectronic and other applications of carbon nanotube technology will play an important role in the electronics and other industries.   Our research at NANOTECH (formerly Field Emission Picture Element Technology, Inc.) is focused on identifying key applications of this technology.  In addition to the electronics industry, we are also working on applications of our technology in the medical, x-ray, and wireless communication industries.  Based on our research, we are currently engaged in the development of uses for our carbon nanotube field emission technology.  We are also developing electronic display products based on existing technology.  Electronic billboards and other electronic display products would provide a market for the Company’s Picture Element Tube (“PET”) product when completed.  We believe that our greatest growth opportunity lies in carbon nanotube field emission products and the development of our electronic display products for indoor and outdoor point of purchase advertising.

                    We were incorporated in Texas in 1987.  Our directly and indirectly owned subsidiaries are as follows:

Subsidiary	State of Incorporation	Status

Electronic Billboard Technology, Inc. (“EBT”)	Delaware	Active
Sign Builders of America, Inc. (“SBOA”)	Delaware	Active
Applied Nanotech, Inc. (“NANOTECH”) formerly Field Emission Picture Element Technology, Inc.	Delaware	Active

                    Our business includes the development and commercialization of electronic display products, the manufacture and sale of all types of signage, and the development and commercialization of carbon nanotube field emission technology. From time to time, we also conduct contract research and development, primarily for United States governmental agencies.  The business efforts of SI Diamond have arisen out of its interest in nanoparticles and thin film materials, notably carbon nanotubes,  thin carbon film, diamond film, and diamond-like carbon film ("DLC").  These interests have led us into microelectronics-related processes, thin film based carbon nanotube field emission technology, and electronic display products.

                    We conduct our operations through our subsidiaries.  EBT is engaged in the development and introduction of electronic display products, such as indoor point of sale products, outdoor display devices for use in the fast food or other industries, and billboards.  EBT installed electronic displays at customer test sites throughout  2000 and 2001 and received an order from McDonald’s of Hawaii in January 2002 to install electronic displays at 80 locations.  These installations are expected to occur in the summer of 2002.  SBOA manufactures and sells all types of signage.  NANOTECH is conducting research on and developing uses for carbon nanotube technology.  Where appropriate, we enter into collaborations with third parties as discussed in greater detail under the heading “Technology Agreements” later in this section.

                  We incurred research and development expense of $2,368,744 in 2001 and $2,620,623 in 2000.  Some of our proposed products will require significant additional development, engineering, testing and investment prior to commercialization and certain of these proposed products may not be available for commercial sale or routine use for a period of up to two years.  There is no assurance that all products currently under development will be successfully developed,  produced in commercial quantities on a cost-effective basis, or marketed successfully.

Business  Segments

                  Applied Nanotech, Inc.   NANOTECH  was incorporated in January 1997 and is developing our proprietary carbon nanotube field emission technology.  In the past, our research has concentrated on the emission properties of diamond like substances.  Diamond is a subset of carbon and our research has indicated that carbon is actually a better emitter.  Accordingly, our research is now focused in the broader area of carbon nanotube field emission technology and its application to the electronics, medical, x-ray, and wireless communication industries.

                  We are developing a new display technology, the HyFED, which combines what we believe to be the best properties of cathode ray tubes (“CRTs”) and our carbon nanotube field emission technology.  We are also expanding our research to apply our technology to other non-display related fields.  Our plans for this technology are discussed in the section entitled “Business Development Strategies” later in this report.  We successfully completed phase I of our HyFED development by building a 4” monochrome proof of concept.  As part of phase II, we are working to develop a  4” full color proof of concept as a precursor to development of a 60” display.

                  Another intended use for the technology is in a PET.  The PET is a unique, high brightness, multi-color display component intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays.  This technology, when fully developed, could be a natural step in the improvement of the Company’s electronic billboard and other electronic products.

                  Electronic Billboard Technology, Inc.  EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use.   Its initial primary product focus was an electronic billboard which would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times.  We have shifted our focus to displays for indoor use that could be used as part of an overall point of purchase advertising program and have tested our products at several customer sites.  Our plans for our electronic display products are discussed in greater detail in the section entitled “Business Development Strategies” later in this report.

                  Sign Builders of America, Inc.  SBOA was incorporated in August 1999 to acquire the assets (including the right to use the name) and certain liabilities of a company operating under the same name.  SBOA is a manufacturer of high quality signage with a broad customer base throughout the United States.  Prior to our acquisition of SBOA, they were a vendor of EBT’s.  SBOA also assisted in the development of the electronic billboard, but now primarily as a manufacturer of signs for others.  SBOA has two significant customers (see Note 17 to the consolidated financial statements).  SBOA has no significant raw material suppliers.

                  Other.   We also incur general overhead to operate the Company that is not associate with any specific subsidiary.

                  Revenue.  We had revenue in 2001 of $1,091,951 from NANOTECH, $1,982,245 from SBOA, and $10,000 from EBT.

Business Development Strategies

                  Overall.   We are primarily a technology company.   We are focusing our efforts on research, product development, and licensing our technology to others.  NANOTECH is focused on developing world-class technologies using carbon nanotubes and carbon films for electron field emission applications.  EBT is focused on the introduction of its electronic display products.  We currently have a sign manufacturing facility that we acquired through our acquisition of SBOA.  We have no plans to establish any other manufacturing facilities in the immediate future.  To the extent that we need to develop additional manufacturing capabilities, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

NANOTECH

                  Licensing agreements.  We have an extensive patent portfolio that we have developed and acquired over the years.  Licensing of this technology to major companies in the display industry is a critical part of our overall strategic plan and critical to achieving profitability in the short run.  In March 1999, we signed our first significant license agreement with Canon, Inc.  In exchange for a one-time, up-front payment of approximately $5.6 million, Canon was granted a non-exclusive right to use a portion of our technology.  While we have had numerous discussions with other potential licensees, we have no licensing agreements generating ongoing revenue at the present time.  We expect to sign multiple license agreements over the next few years and we expect that such license agreements will include an up-front payment and a continuing royalty stream based on the products sold by the licensee.  We have made significant progress on our carbon nanotube based carbon nanotube field emission technology since the time of the Canon license agreement and believe our patent portfolio to be much more valuable than it was at the time of the Canon license agreement.

                  Carbon Nanotube Field Emission Technology.  The major short run focus of NANOTECH is the continued development and commercialization of its carbon nanotube field emission technology.   Our current research and development efforts are focused on developing our technology for use in the display, medical, x-ray, and wireless communication industries.  We have two main potential product for the display industry, the HyFED and the PET.

                  HYFED -  We have developed a new display technology, the HyFED.  HyFED combines what we believe to be the best properties of CRTs and our carbon nanotube field emission technology using our proprietary diamond/carbon thin films.  We expect the HyFED to compete with Plasma Displays in both cost and quality.  We anticipate that the HyFED will achieve a high-quality thin display using the existing manufacturing base of CRTs.  The HyFED display has the potential to be larger, brighter, and have higher resolution than conventional CRTs, while still remaining cost-competitive with existing CRTs.   In January 1999, we formed an International Development Team to develop the first HyFED display.  The International Development Team was composed of six organizations - four from Japan, one from Europe, and ourselves.  The International Development Team completed a working four-inch monochrome prototype of the HyFED in January 2000.  The team has been expanded and is now working to improve the prototype so that it is capable of displaying a uniform full motion color video image on the screen.  Each member of the team is focusing on the development of a specific portion of the prototype and members are funding their own portion of the work.  Upon completion of the final prototype, these team members will be given the first opportunity to license the HyFED technology.  We expect to license our HyFED technology within the next eighteen months.

                  PET - The PET is a basic display device which could be used in many display applications, including  electronic billboards.  The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas.  It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities.  As soon as the product is commercially viable, we plan to introduce it in our electronic billboard product.  We would also target other large display manufacturers that manufacture displays for such uses as sports arenas, video walls, alphanumeric signs, etc.  We have demonstrated that the PET works and are now working to solve some remaining packaging issues related to the product.  We expect to solve these issues within the next year and expect that the product will move into the manufacturing stage at that point.  We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them.  We are currently working with a Futaba, a large Japanese display manufacturer, to complete development of the PET and have received a total of $1.1 million from this company to continue our development of the PET.

                Cathodes – We currently supply cathodes to Oxford Instruments for use in their portable Horizon 600 hand-held XRF Spectrometer, an X-ray device used for alloy sorting, materials identification, and inorganic analysis.  These cathodes use our proprietary carbon nanotube technology.  We are also testing our cathodes for use by other potential customers in other applications such as plasma igniters for electric thrusters, sterilization and decontamination applications and other microelectric applications.

                  Other Carbon Nanotube Field Emission Products – We are also concentrating on developing uses for our technology in industries other than the display industry.  We have developed a carbon nanotube cold cathode electron source, which can be utilized for many non-display related applications such as x-ray tubes, medical devices, microelectronics, nanotechnologies, low-power thrusters, CRT electron guns, wireless communications, and polluted air scrubbing.  We have signed a license agreement with Oxford Instruments to provide cathodes for use in their products in the field of X-ray technology.   We have also received a grant of approximately $582,000 from NASA to develop low power thrusters using our technology.  This grant was received as a follow up to an initial feasibility study funded by NASA in the amount of approximately $67,000.  We are also researching the use of our technology in other industries, and are encouraged by the preliminary results that we have achieved to date.

EBT

                  Electronic Display Products.   EBT has developed and markets several electronic display products, including the E-Window, the E-Banner, the Digital Poster, and an electronic billboard.  We are focusing our current  marketing efforts on our indoor electronic display products.  We are targeting major national retailers for the use of these displays in conjunction with existing on-site signage.  We intend to either lease or operate our display products through joint venture arrangements with these retailers, or to sell the units and manage content for the retailers.  To facilitate our entry into this market, we have signed marketing agreements with Vision Mark, LLC (“Vision Mark”), a Texas limited liability company, and a related consulting and advisory services agreement with C&A Services LLC (“C&A”), a Texas limited liability company, affiliated with Vision Mark.  We have also signed a marketing agreement with Kaleidoscope Communications, a global advertising and marketing agency.

                  As a result of the Vision Mark agreement, we signed an agreement with Eckerd Corporation, a subsidiary of JCPenney to install two electronic billboards on a test basis in 2000.  We installed these billboards at stores in Clearwater, Florida and Austin, Texas in 2000.  As a result of the successful tests of the outdoor signs at these two sites, which have now ended, we signed an additional agreement with Eckerd Corporation in February 2001 to install indoor point of sale displays at ten Eckerd locations in four states.  These indoor displays were installed in 2001 and are currently part of an expanded test by Eckerd Corporation.  In 2001, the Vision Mark agreement was cancelled and replaced with separate agreements with some of the principals of Vision Mark.

                  As a result of our agreement with Kaleidoscope, we signed an agreement with McDonald’s to install our E-Window and E-Banner products at several locations for a test that ran through June 2001.  These tests result in an increase in the unit sales of the items featured on the displays and the test was expanded in scope and to additional locations.  McDonald’s of Hawaii has since decided to install these display products in all of its approximately 80 locations for both internal use and to allow advertising within its restaurants.

                  We also intend to use Kaleidoscope and other advertising agencies to sell the advertising on displays that we own that are installed at customer locations, such as with the McDonald’s agreement described above.  Kaleidoscope, which is affiliated with DDB worldwide, one of the largest advertising agencies in the world, will bring us needed expertise in the sale of advertising.

                  We are also targeting other national retail chains, banks, restaurants, and others for our display products.  We previously signed an agreement with Cinemark, a national theatre chain, for installation of a billboard at a test site.  Because of the difficult financial conditions currently being experienced by the theatre industry and because of the limitations on advertising at these locations, we terminated this contract in 2001.

                  We are also developing an outdoor electronic billboard using Liquid Crystal Display (“LCD”) technology.  This LCD billboard, when fully developed using our patented technology, is expected to provide similar quality at approximately one third the cost of existing outdoor electronic billboards.  We have developed a demonstration model of our LCD billboard that was completed in January 2001.  The model is modular in design and consists of four one foot by one-foot modules.  We are currently working to develop this technology for manufacturing.

                  Other Electronic display products.  EBT, in conjunction with Texas Digital Systems, Inc.  (“TDS”), a distributor to the fast food industry, developed an outdoor electronic display for use in the fast food industry.  These units, primarily in 10.4” to 17” sizes, are readable outdoors in direct sunlight and intended for use at the drive through window of fast food restaurants.  We received a royalty on all units sold by TDS through December 31, 1999, when the agreement was terminated.  We believe that TDS continued to use our patented technology after the termination of the agreement and as described in greater detail in Item 3, the matter is currently under litigation.  We are seeking back royalties for all products shipped by TDS which involve our technology and for payment of future royalties related to all products sold which involve our technology.

SBOA

                  Custom Sign Manufacturing.   SBOA is continuing to target customers in its home geographical area of Central Texas and selected national accounts using its own internal sales force.

Competition

EBT

Indoor Electronic Display Products.  Our other electronic display products face competition from a variety of similar products and a variety of sources.  Our E-window product is a unique product with a patent pending, which gives us an advantage in this area.  Our success in this area is dependent on our ability to market our products.  We believe our marketing efforts are enhanced by our ability to provide a complete product line, including the sun-readable outdoor displays, and the E-window product.

Electronic Billboards.  We believe that the proprietary version of the VFD and LCD technologies that we have developed is superior to existing technology when combining the issues of brightness, cost, and image quality required for electronic billboards.  Competing technologies include:

  Light Emitting Devices (“LED”) which have a grainy picture, do not allow certain colors to be viewed in direct sunlight, and  have a high initial cost

  Incandescent bulbs that are high maintenance and result in poor graphics

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

NANOTECH

                  Carbon Nanotube Field Emission Technology.  There are other companies attempting to develop non-carbon based field emission display technologies.  It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the carbon nanotube field emission technology.  In addition, these companies are attempting to develop these technologies for use in computer screens rather than large display applications.  Other competition for the carbon nanotube field emission technology comes from the existing technologies used in the industries for which the Company is developing the technology.  These technologies vary from industry to industry.

                  Nanoparticles.   There are many organizations doing research and developing products using nanoparticles, some of which may be carbon based. We believe our patents in this area are superior and give us an advantage over potential competitors and may require some potential competitors to license our technology.

SBOA

                  Custom Signs.   SBOA faces competition from a variety of national, regional and local custom sign manufacturers.  The custom sign business is an extremely competitive business.

Technology Agreements

                  MCC.  We acquired 62 patents and patent applications related to the carbon nanotube field emission technology from MCC in 1998.   We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents.  We can, however, offset certain pre-defined expenses against these royalty payments.  It is not expected that we will be obligated to pay any royalties in the near future.

                  Till Keesman.  We licensed 6 patents from Till Keesman in exchange for a payment of $250,000 payable in shares of our common stock.  Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement.  The agreement also contains provisions related to minimum license fee payments.  If we do not pay minimum additional license fees of $500,000 by May 2002, the license will terminate at that point.  If we do not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in May 2002) by May 2004, the license will terminate at that point. We are not obligated to make any additional payments, but the license may terminate if these payments are not made.  We expect to make the minimum payments to retain our rights to the patents, even if sufficient royalties have not been generated yet by the patents.

Intellectual  Property Rights

                  An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements.

                  We own or license 66 issued patents, two allowed patents, and have 69 patent applications pending before the United States Patent and Trademark Office, and have published 17 patents.  We also have several unsubmitted patent applications in process.  The patents, allowances and applications relate to the carbon nanotube field emission technology and other technologies.  In addition, there are foreign counterparts to certain United States patents and applications.  We consider our patent portfolio to be our most valuable asset.

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

Government Regulation

                  Our products will be subject to extensive government regulation in the United States and in other countries.  In order to produce and market our existing and proposed products, we must satisfy mandatory safety standards established by the U.S.  Occupational Safety and Health Administration ("OSHA"), pollution control standards established by the U.S.  Environmental Protection Agency ("EPA") and comparable state and foreign regulatory agencies. We may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the U.S.  Food and Drug Administration.  We do not believe that our carbon nanotube field emission products will present any significant occupational risks to the operators of such equipment.   In addition, the carbon nanotube field emission products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures.  Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect us and our products.  Additionally, our arrangements with our customers and affiliates may subject our products to export and import control regulations of the U.S.  and other countries.  The cost of compliance with these regulations has not been significant in the past and is not expected to be material in the future.

                  In the past, a portion of our  revenues have consisted of reimbursement of expenditures under U.S.  government contracts.  We recognized $466,680 of revenue in 2001 and $352,341 in 2000 related to government contracts.  These reimbursements represent a portion of the costs associated with such contracts. As of December 31, 2001, we have two grants in process.  Government contracts are subject to delays and risk of cancellation.  Also, government contractors generally are subject to various kinds of audits and investigations by government agencies.  These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards.  We are, and in the future expect to be, audited by the government.

Employees

                  As of March 7, 2002, we had 54 full-time employees, including five executive officers.  Within the next twelve months, if business conditions support it, we expect to hire additional employees.  We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS

                    The names of executive officers of the Company and certain information with respect to each of them are set forth below.

Name	Age	Position
Marc W. Eller Zvi Yaniv Tracy Vaught Douglas P. Baker Jake Schroepfer	46 55 45 45 48	Chairman and Chief Executive Officer President and Chief Operating Officer Vice President and Chief Accounting Officer Vice President and Chief Financial Officer Chief Executive Officer, EBT

                  Marc W.  Eller has served as the Company’s Chief Executive Officer since July 29, 1996.  Mr. Eller is Chairman of the Board of Directors and has been a Director since November 1995.  Mr. Eller co-founded BEG Enterprises, Inc.  in 1989 and has been its Vice President since that date.  Prior to becoming CEO, Mr. Eller was involved in commercial real estate investment and in investment banking activities for publicly traded companies.  Mr. Eller has a B.A.  degree in Economics.

                  Dr. Zvi Yaniv has served as the Company’s President and Chief Operating Officer since July 29, 1996.  Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D.  in Physics.  Prior to joining the Company, in May 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of OIS Optical Imaging Systems Inc., a supplier of flat panel color liquid crystal displays to the avionics and defense industries.

                  Tracy Vaught has been Vice President since March 10, 2000.  She also served as Chief Financial Officer  until February 7, 2002, when she became Chief Accounting Officer.  Ms.  Vaught became a CPA in 1983 and received a B.A.  from the University of Texas at Austin in 1977.  Prior to becoming an officer of the Company,  Ms.  Vaught served as controller of SBOA since 1994.  She also has public accounting experience at both a local CPA firm in Austin, Texas and Coopers & Lybrand in Houston, Texas.

                  Douglas P.  Baker has been with the Company since June 17, 1996 and became Chief Financial Officer on February 7, 2002.  Prior to that he was Vice President and Corporate Secretary.  Mr. Baker is a C.P.A and has both a B.B.A and a M.B.A.  Immediately prior to joining SI Diamond Technology, Inc., Mr. Baker was a divisional controller for MascoTech, Inc.  from 1991 to 1996.  Mr. Baker also has experience in public accounting and as CFO of a privately held company.

                  Jake Schroepfer joined the Company on March 1, 2002 as Chief Executive Officer of Electronic Billboard Technology, Inc.  Mr. Schroepfer has been with DDB Worldwide Communications Group, one of the largest advertising agencies in the U.S., since 1981.  He has been President and CEO of the Dallas office of DDB Worldwide since 1995.  Mr. Schroepfer has an undergraduate degree from St.  John’s University.

Item 2.  Properties

                  We lease a 10,000 square foot facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in June 2004.  The monthly rental is approximately $7,000.   EBT also leases a 2,000 square foot warehouse/showroom in Austin for approximately $1,500 per month under a lease expiring in March 2002 and a 1,500 square foot sales office in Dallas for $2,500 per month on a month-to-month basis.  SBOA also leases a 10,000 square foot facility in Austin that it uses for its manufacturing operations under a lease expiring in August 2002.  The monthly rent on this facility is approximately $5,000.   We also lease offsite storage space totaling approximately 2,200 square feet on a month-to-month basis.

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

Item 3.  Legal Proceedings

                  On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester.  The complaint named Plasmatron, SI Diamond, and Westchester Fire Insurance Company as defendants.  Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to our ownership of Plasmatron.  Semi-Alloys claimed the equipment did not perform as required under the contract.  Semi-Alloys sought to recover compensatory, consequential and incidental damages.  The plaintiff sought damages of approximately $8.0 million.  In January 2000, we agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiffs.  The plaintiff agreed to accept a total payment of $1,450,000 in exchange for a release of all claims.  We agreed to pay a total of $450,000 of this settlement. A total of $225,000 was due at signing and we signed three notes payable for the balance of the settlement.  These notes, in the amount of $25,000, $100,000, and $100,000, were due in three months, nine months, and eighteen months, respectively.  In exchange for this settlement, and upon payment of the notes, we received a complete release from further liability from both the plaintiff and the co-defendant.  All three of these notes were paid in 2000 and 2001.

                  On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county seeking to recover the $1,000,000 paid as a result of the Semi-Alloys settlement, plus legal costs.  The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants.  All defendants were former owners, or associated with former owners, of Plasmatron.  Defendant Gaylord Evey filed an answer with the court naming Plasmatron, SI Diamond, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants.  A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case.   This case was settled in January 2001.  As part of the settlement, SI Diamond Technology, Inc.  agreed to contribute $150,000 as part of an overall settlement package to which all defendants contributed a total of $800,000.  We paid the first $50,000 in May 2001.  The balance of $100,000 is in the form of a note due in quarterly installments through July 2003, as described in greater detail in Note 9 to the financial statements.

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

                  On November 16, 2000, Lance Adams, the former owner of Sign Builders of America, Inc.  filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc.  in the 20th Judicial District Court in Travis County, Austin Texas for alleged breech of the purchase agreement in which the Company purchased SBOA.  Of the initial purchase price of $1,800,000, a total of $1,350,000 was paid in cash and stock in September 1999.  The remainder of $450,000 was due in the form of a note due in two installments in March and September 2000.  The agreement contained provisions that allowed for a downward adjustment of the sales price if certain sales levels were not achieved and allowed offsets for other claims against the note.  In February 2000, an initial purchase price adjustment reduced the note to $250,000 and a payment $125,000 plus interest was made in March 2000.  In September 2000, the Company notified Mr. Adams of additional purchase price adjustments and other offsets which eliminated the remaining balance due on the note.  Mr. Adams disagreed with these offsets and filed suit for breech of the agreement, alleging damages of not less than $175,000.  In June 2001, we settled this lawsuit in exchange for a payment of $75,000 to Mr. Adams made at that time.  The cost of this settlement was accrued at December 31, 2000.

                  The Company previously had a royalty agreement with Texas Digital Systems, Inc.  (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.   Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement.  The Company believed that TDS was continuing to ship products using our technology and contacted TDS.  TDS responded, in part, by filing suit against the Company and its subsidiary, Electronic Billboard Technology, Inc.  for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July 26, 2000.  The Company was not served with notice of this suit until December 5, 2000.  It is the Company’s view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company’s home county of Travis County.  TDS has alleged unspecified damages in excess of $500,000.  The Company intends to vigorously pursue its claim against TDS and seek damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement.  The case is currently scheduled for trial in June 2002.

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

Item 4.   Submission of Matters to a Vote of Security Holders

                 There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

                    Our common stock, $0.001 par value trades via the OTC Bulletin Board system under the symbol “SIDT”.  The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the OTC Bulletin Board system.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2000	First Quarter	$4.28	$1.67
	Second Quarter	$3.00	$1.03
	Third Quarter	$1.80	$0.94
	Fourth Quarter	$1.09	$0.22

2001	First Quarter	$1.23	$0.39
	Second Quarter	$1.65	$0.76
	Third Quarter	$1.23	$0.74
	Fourth Quarter	$1.01	$0.45

2002	First Quarter (through March 7, 2002)	$0.86	$0.56

                  On March 7, 2002, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.81.   As of March 7, 2002, there were approximately 325 shareholders of record for our common stock.

                  We have never paid cash dividends on our common stock, nor do we have any plans to pay dividends.  Our board of directors currently intends to invest future earnings, if any, to finance expansion of our business.  Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors.  It is unlikely that any dividends on the common stock will be paid in the foreseeable future.  Our convertible preferred stock has a liquidation preference of $1,230,122 as of December 31, 2001.

                  Information required in this Item 5 of our Annual Report on Form 10-KSB concerning information as to all equity securities issued by us during the last three fiscal years that were not registered under the Securities Act of 1933 is presented below.  Additional information is contained in “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition,” or in Note 11 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB

Minority Interest in Subsidiary

                  In February 2000, the Company issued 200,000 shares of its common stock to Nomura Holding Company to acquire the shares of stock in the Company’s NANOTECH subsidiary held by Nomura Holding Company.  These shares were included on a registration statement filed in June 2000.

1999 Notes and Private Placements

                  In January and February 1999, we borrowed a total of $200,000 from a shareholder, the Pinnacle Fund, L.P., for working capital purposes.  These short-term loans bear interest at a rate of 15%, are secured by all assets of the Company, and are convertible into our common stock at rates ranging from $0.30 to $0.40 per share.  These conversion rates approximated the market price of our common stock at the times the loans were arranged.  These notes were converted into 590,697 shares of Company’s common stock in February 1999.  The Company also issued a total of 200,000 shares, 100,000 each to Bill Clement and Michael Denton, Jr., of its common stock, in an exempt offering under Regulation D of the Securities act of 1933, for a total of $110,000 in February 1999.

1998 Notes and Private Placements

                  During 1998, we issued a total of $1,005,000 of notes payable to investors that were convertible into shares of our common stock at the option of the lender, primarily at a rate of $0.25 per share, which approximated the market price at the time the loans were made.  A total of $200,000 of these notes were converted into shares of our common stock in 1998 and the remaining $805,000 were converted into 3,449,578 shares of our common stock in February 1999.  Following is a listing of the shares issued:

Common shares
Noteholder	issued

D. Craig Valassis	442,904
John Green Company	433,863
Dan Cafolla Associates	185,140
Dan Cafolla PS Plan	105,301
Gilbert Kitt	210,000
Nick Martin	207,808
N. Martin Company	207,808
MSB Family Trust	830,904
Tom Hickey	414,795
Barney Caccioppo	103,534
Bill Clement	102,507
Michael Denton, Jr.	205,014

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

2001 Private Placements

                  During 2001, in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 5,713,821 shares of its common stock and received proceeds of $3,441,604.  These shares were issued at prices which represented a slight discount to the market price of the stock at the time of the offerings.  A registration statement covering these shares was declared effective August 24, 2001.  Following is a listing of those shares:

Common shares
Shareholder	issued

First London Securities, Inc.	991,087
Atlas Capital Master Fund	622,711
Calvin Nickal	509,289
Dan Gilbert	438,597
Waveland Capital	347,222
George Fetterman	346,000
Carlton Neel	285,714
Pinnacle Fund	263,158
Westpark Capital	246,914
Patrick Dolan	212,766
Charlie Bankhead	175,439
Lakeshore Harbor Fund	125,000
Southwell Partners	123,457
Joel Shepherd	105,264
Ronald Pederson	105,264
William Joplin	105,264
T. McCullough Strother	87,720
Robin Eisenberg	87,719
Mark Wagner	55,556
Charles Simpson	52,632
Elizabeth Bankhead Trust	52,632
Grace K. Bankhead	52,632
Internet Venture	52,632
Fred Mueller	50,000
Jack Liston	43,860
James V. Carroll	43,860
Donald Miller	21,277
Miles King	21,277
Dario Duany Jr.	21,053
Kevin Urrutia	21,053
William Frisco	20,000
Stuart Tiplitsky	18,000
Gordon Snyder	8,772

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

                    The following discussion should assist in understanding our financial condition and results of operations for the years ended December 31, 2001 and 2000 and our liquidity and capital resources for 2002.  The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read  in conjunction with this discussion.

OUTLOOK

                     We expect our cash needs for 2002 to be approximately $4.8 million.  We intend to fund those needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities.   Successful introduction of our electronic display products resulting in significant customer orders would cause our cash needs to exceed that, however, such customer orders would also result in increased availability of funding.

                    We anticipate that losses will continue in 2002 as we continue to fund the development of our carbon nanotube field emission technology and continue installations of our electronic display products.  There can be no assurance that we will be profitable in the future.   Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

                    We expect to continue our concentrated research and development of NANOTECH’s technology in 2002.  EBT has tested its display products at several retail chains through 2000 and 2001 and expects to move from the development phase and begin to generate significant revenues in 2002.   In January 2002, EBT received an order from McDonald’s to install its display products at approximately 80 McDonald’s restaurants in Hawaii.  Installation of the displays will occur when certain minimum levels of advertising have been pre sold and is expected to start in the summer of 2002.  The expected cost of the equipment to be installed is approximately $800,000, however as a result of the presale of advertising, we will require less capital than that and expect to be able to obtain financing if needed.  We expect to recover the cost of the equipment through advertising revenues within 12 months of installation.

                    We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue.  Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings.  We are also concentrating on raising revenue by seeking customers for our electronic display products.  However, our current cash is only sufficient to allow us to maintain operations for approximately 4 to 6 weeks.  We believe that we have the ability to continue to raise short term funding, as needed, to enable us to continue operations until our plan can be completed.

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

RESULTS OF OPERATIONS

                  2001 Compared to 2000.  The Company had $3,084,196 in revenues during 2001, as compared with $2,724,830 during 2000.  Commercial (non-governmental) sales accounted for $2,617,516 of the 2001 revenue and $2,372,489 of the 2000 revenue.   Our 2001 commercial revenue included $1,982,245 from SBOA, $625,271 from NANOTECH, and $10,000 from EBT.  The 2000 commercial revenue came from SBOA, EBT, and NANOTECH in the amounts of $2,257,013, $112,844, and $2,632, respectively.  The NANOTECH revenues in both years were primarily the result of reimbursed research expenditures.  The 2000 EBT revenue included $25,500 of royalty payments from TDS and the remainder was from the sale of advertising and miscellaneous display products.  The 2001 EBT revenue was the result of payments by customers for test products.  We recognized revenue from government-funded projects of  $352,341 in 2000 and 466,680 in 2001.  We may seek additional research grants in the future if such grants are directly related to projects that we are already working on in conjunction with our strategic objectives.

                  We expect to generate minimum revenues in 2002 of $800,000 at NANOTECH, $2,000,000 at SBOA, and $120,000 at EBT, however revenues could increase substantially above these minimum levels as a result of royalty agreements, additional research revenues, or customer roll outs at EBT.  We had a revenue backlog of $861,757 at December 31, 2001 as compared with a revenue backlog of $1,186,858 at December 31, 2000.  The 2001 backlog was composed of $582,301 from our SBOA subsidiary and $279,456 in government grants.  The 2000 backlog was composed of $604,525 from SBOA and $582,333 from a NASA grant.

                  In 2001, our cost of sales was $2,277,629, or a margin of 26%.  For 2000, our cost of sales was $1,949,042, or a margin of 28%.   Decreased margins at SBOA caused the overall decrease in margins.  SBOA margins decreased as a result of the decrease in revenues at SBOA without a corresponding decrease in fixed costs.  We expect future margins to improve from 2001 levels as we begin to receive advertising revenues from the installation of our display products at customer locations.  We expect margins at SBOA, our main segment, to remain constant, unless the volume of customer orders increases during 2002.

                  Our selling, general and administrative expenses decreased to $3,286,352 in 2001 from $3,881,141 in 2000, a decrease of approximately $600,000.  Expenses were higher in 2000 because of a $675,000 marketing expense related to the agreement signed with Eckerd Corporation in 2000.  We expect selling, general and administrative expense in 2002 to increase from the 2001 level by approximately $500,000 as we focus on the introduction of products at EBT.

                  Company sponsored research and development expenses decreased to $2,368,744 in 2001 from $2,620,623 in 2000, primarily because of increased outside funding of research at NANOTECH.  Research and development expense at EBT was virtually unchanged at $1,756,329 in 2001 and $1,732,690 in 2000.  All of EBT’s research and development was focused on its electronic display products.  Research and Development expense at NANOTECH decreased from $887,933 in 2000 to $612,415 in 2001.   We expect to incur substantial expenses in support of additional research and development activities related to the commercial development of our carbon nanotube field emission and electronic display technologies, however we expect research and development expenditures to be substantially reduced from 2001 levels for two reasons.  First, we expect the external funding of research at NANOTECH to continue to grow.  Second, EBT’s display products are market ready and will require much lower levels of ongoing research and development expenditures, but higher levels of selling expense.  We may apply for other government grants, but only if those grants are specifically related to activities we are already pursuing to accomplish our own strategic objectives.  We spent $2,368,744 on unreimbursed research and development in 2001, but expect to spend only approximately $1,500,000 in 2002 on unreimbursed research and development.

                  The largest single component of cost that we incur is payroll related expense. In 2001, we incurred approximately $3.1 million of payroll related expense spread throughout cost of sales, selling, general and administrative expense, and research and development.  As a result of expansion plans related to customer needs and business growth, we expect payroll related expense to approximate $3.8 million in 2002.

                     As discussed in greater detail in Note 5 to the financial statements, our operating results for 2000 included $1,838,261 in FAS 121 impairment charges.  We did not have any impairment charges in 2001 and do not expect to have any impairment charges in the future.  The entire gain on disposal of assets of $375,000 in 2000 resulted from the sale of our previous domain name, diamond.com.   The gain in 2001 resulted from minor equipment disposals.  We incurred net realized and unrealized losses on marketable securities in 2000 of $449,504 as compared with $21,642 in 2001 as a result of a significantly decreased level of investment activity in 2001.  Interest expense increased substantially in 2001 because we financed a greater percentage of our operations with debt than in prior years.

A summary of our contractual cash obligations at December 31, 2001 is as follows:

	Payments due by period
Contractual Obligations	Total	2002	2003	2004	2005	2006
Notes payable including interest	$1,728,121	$1,728,121	$ 0	$ 0	$ 0	$ 0
Long-term debt including interest	114,849	63,168	49,221	2,460	0	0
Operating leases	339,389	207,714	102,615	29,060	0	0
Capital leases including interest	124,940	29,220	29,220	29,220	29,220	8,060
Total contractual cash obligations	$2,307,299	$2,028,223	$181,056	$60,740	$29,220	$8,060

                    The notes payable and related interest are convertible into our common stock at the option of the note holders.  We expect the majority, if not all of these notes, to be converted into shares of our common stock and not require cash for payment.  We believe that we have ability to raise funds to meet our cash requirements for fiscal 2002 regardless of whether the notes are converted or not.

Critical Accounting Policies

                  Our significant accounting policies are summarized in the footnotes to our financial statements.  Some of the most critical policies are also discussed below.

                  As a matter of policy, we review our major assets for impairment.  Our major operating assets are accounts receivable, inventory, and property and equipment.  We depreciate our property and equipment over their estimated useful lives.  We recorded impairment charges in 2000, but did not identify any impaired items in 2001.  We have not experienced significant bad debts expense and our reserve for doubtful accounts of approximately $47,000  should be adequate for any exposure to loss in our December 31, 2001 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

                  Our cash position increased from $8,818 at December 31, 2000 to $261,861 at December 31, 2001.  Net cash used in operating activities was $4,280,755 in 2001, as compared with $5,205,723 in 2000.  The cash used in operations was primarily the result of the net losses incurred in each year.  Our operating results in 2000 included non cash charges of $1,838,261 related to impairment charges, $679,646 related to warrants and stock issued for services, and $544,794 related to depreciation while our 2001 operations results included non cash depreciation and amortization charges of $821,591.

                  Cash provided by investing activities was $233,192 in 2000 as compared with cash used in investing activities of  $305,270 in 2001.  The cash used in investing activities in 2001 was primarily related to the acquisition of capital assets.  The cash provided by investing activities in 2000 was the result of the sale of the majority of our marketable securities portfolio and proceeds received from the sale of the entity that had purchased our previous domain name.  No material commitments exist as of December 31, 2001 for future purchases of capital assets.

                  In  2001 and 2000, we had cash provided by financing activities of $4,839,068 and $4,632,517, respectively.  These funds were primarily the result of the sale of equity securities and the issuance of debt and were primarily used to fund our operating losses.

                  As of December 31, 2001, our current liabilities exceeded our current assets by $1,522,582, with a current ratio of 0.4 to 1, compared to a working capital deficit of $899,494 and a current ratio of 0.4 to 1 as of December 31, 2000.  Current liabilities increased by $1,087,228 from 2000 to 2001.  The primary reason for this increase is the issuance of debt to fund our operations.  We expect the majority of this debt, which is convertible into common stock to be converted into equity when due in 2002, rather than paid in cash.

                  Based on the developmental stages of our technology, additional financing will be necessary in the future.  If all of the our warrants that were outstanding as of December 31, 2001 were exercised, we would collect proceeds of approximately $400,000.  (See Note 13 to the Consolidated Financial Statements.) Proceeds from the exercise of warrants totaled approximately $34,500 in 2001 and $375,000 in 2000.  Given that the current price of our common stock is below the exercise price of our outstanding warrants and that a significant number of these warrants expire in 2002, it is unlikely that a significant portion of the outstanding warrants will be exercised in the near future.  We may also receive proceeds from the exercise of stock options.  At the present time, it is also unlikely that significant amounts of options will be exercised, since for current in-the-money options, the current market price of our common stock does not exceed the exercise price of those options by a significant amount.

                  The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock.  We may receive additional funds from the exercise of warrants, although there is no assurance that such warrants will be exercised. In the event that we need additional funds, we may seek to sell additional debt or equity securities.  We may seek to increase our liquidity through bank borrowings or other financings.  While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.  We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future.  Our independent auditors, Sprouse & Anderson, L.L.P., expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated past losses from operations.  See “Independent Auditor’s Report.”

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

2000 Notes

                  In June 2000, we borrowed a total of $375,000 from two separate entities.  We repaid $125,000 in January 2001.  The remaining $250,000 is due in June 2001 and is convertible into our common stock at the option of the lender at a rate of $0.675 per share.  The shares into which this note is convertible were registered on a registration statement declared effective July 17, 2000 and amended August 24, 2001.

2001 Private Placements

                  During 2001, in a series of private placements of our common stock in exempt offerings under Regulation D of the Securities act of 1933, we issued 5,713,821 shares of our common stock and received proceeds of $3,441,604.  These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings.   A registration statement covering these shares was declared effective August 24, 2001.

2001 Notes

                  During 2001, we issued notes, totaling $1,300,000 that are convertible into our common stock when due in 2002.  It is expected that the majority of these notes will be converted under the terms described in Note 9 to the consolidated financial statements.  The shares into which these notes are convertible have not yet been registered.

Common Stock for Services

                  As a result of a marketing agreement and related consulting and advisory agreement with Vision Mark, LLC and C&A Consulting Services, LLC., the Company issued 300,000 shares of its common stock in January 2000 to C&A in connection with an agreement to provide an electronic billboard to Eckerd Corporation, a subsidiary of JCPenney, Inc.  The shares were valued at $675,000 based upon the market price of the common stock at the time of issuance.  A registration statement covering these shares was declared effective June 23, 1999 and amended on several occasions since that date.

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

Accounting Pronouncements

                  In July 2001 the FASB issued SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets.  These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002.  The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements.  Any business combination transactions in the future would be accounted for under this new guidance.

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

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
SI Diamond Technology, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of SI Diamond Technology, Inc.  and Subsidiaries (collectively, the “Company”) as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity <deficit> and cash flows for the year then ended.   These consolidated financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S.  generally accepted auditing standards.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Diamond Technology, Inc.  and Subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with U.S.  generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency.  The Company has relied primarily on capital raised through offerings of common stock, preferred stock, and convertible debt securities to fund its operations.   It is uncertain whether the Company will be able to secure additional capital to fund its operations and this raises substantial doubt about the Company's ability to continue as a going concern.   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sprouse & Anderson, L.L.P.
Austin, Texas
February 18, 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
SI Diamond Technology, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of SI Diamond Technology, Inc.  and Subsidiaries (collectively, the “Company”) as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.   These consolidated financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Diamond Technology, Inc.  and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the December 31, 2000 consolidated financial statements, the Company has suffered recurring losses from operations and the Company has relied primarily on capital raised through offerings of common stock, preferred stock, and convertible debt securities to fund its operations.   It is uncertain whether the Company will be able to secure additional capital to fund its operations and this raises substantial doubt about the Company's ability to continue as a going concern.   The December 31, 2000 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey & Pullen, L.L.P.
Dallas, Texas
March 14, 2001

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$261,861	$8,818
Marketable equity securities	23,850	70,313
Accounts receivable, trade – net of allowance for doubtful accounts of $47,581 and $30,566 in 2001 and 2000, respectively	528,147	353,154
Inventories	232,389	153,244
Prepaid expenses and other current assets	94,189	90,767

Total current assets	1,140,436	676,296

Officer receivable	62,500	–
Property and equipment, net	557,431	766,581
Intangible assets, net	70,000	190,000
Other assets	8,688	8,688

Total assets	$1,839,055	$1,641,565

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$705,458	$467,414
Notes payable	1,398,302	375,000
Current portion of long-term debt	64,431	121,623
Obligations under capital lease	19,987	–
Accrued liabilities	263,050	441,958
Customer deposits and other current liabilities	211,790	169,795

Total current liabilities	2,663,018	1,575,790

Note payable, long-term	39,832	–

Obligations under capital lease, long-term	81,819	–

Commitments and contingencies	–	–

Total liabilities	2,784,669	1,575,790

Shareholders' equity (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; 850 shares issued and outstanding	850	850
Common stock, 120,000,000 shares authorized, $.001 par value, 66,899,584 and 60,518,983 shares issued and outstanding, respectively	66,900	60,519
Additional paid-in capital	65,324,967	61,272,028
Less stock subscriptions receivable	–	(10,850)
Accumulated deficit	(66,338,331)	(61,256,772)

Total shareholders' equity (deficit)	(945,614)	65,775

Total liabilities and shareholders' equity (deficit)	$1,839,055	$1,641,565

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2001	2000

Revenues
Sign construction	$1,982,245	$2,257,013
Government contracts	466,680	352,341
Contract research	600,000	–
Other	35,271	115,476

Total Revenues	3,084,196	2,724,830

Cost of sales	2,277,629	1,949,042
Selling, general and administrative expenses	3,286,352	3,881,141
Research and development	2,368,744	2,620,623
Impairment charge	–	1,838,261

Operating costs and expenses	7,932,725	10,289,067

Income (loss) from operations	(4,848,529)	(7,564,237)

Other income (expense):
Gain (loss) on disposal of assets	(9,000)	375,000
Net realized and unrealized gains (losses) on marketable securities	(21,642)	(449,504)
Interest expense	(210,937)	(68,196)
Other income	8,549	13,376

Income (loss) before minority interest in subsidiary earnings	(5,081,559)	(7,693,561)

Minority interest in subsidiary earnings	–	22,547

Income (loss) before taxes	(5,081,559)	(7,671,014)

Provision for taxes	–	–

Net income (loss)	(5,081,559)	(7,671,014)

Accretion on convertible preferred stock	(85,000)	(90,328)

Net income (loss) applicable to common shareholders	$(5,166,559)	$(7,761,342)

Earnings (loss) per share

Basic	$(0.08)	$(0.14)

Diluted	$(0.08)	$(0.14)

Weighted average common shares outstanding

Basic	64,716,156	57,379,240

Diluted	64,716,156	57,379,240

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred		Common
					Additional	Accumulated	Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Subscription	Total

Balance, January 1, 2001	850	$850	60,518,983	$60,519	$61,272,028	$(61,256,772)	$(10,850)	$65,775
Warrants exercised	–	–	36,500	37	34,463	–	–	34,500
Issuance of common stock as a result of the exercise of employee stock options	–	–	630,280	630	311,007	–	10,850	322,487
Issuance of common shares for cash	–	–	5,713,821	5,714	3,435,890	–	–	3,441,604
Repricing of options for Non-employees	–	–	–	–	5,000	–	–	5,000
Conversion value of debt issued	–	–	–	–	266,579	–	–	266,579
Net (loss)	–	–	–	–	–-	(5,081,559)	–	(5,081,559)

Balance, December 31, 2001	850	$850	66,899,584	$66,900	65,324,967	$(66,338,331)	–	$(945,614)

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

	Preferred		Common

	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stock Subscription	Total

Balance, January 1, 2000	1,100	$1,100	53,906,719	$53,906	$55,410,993	$(53,585,758)	$–	$1,880,241
Warrants exercised	–	–	375,000	375	374,625	–	–	375,000
Issuance of common stock as a result of the exercise of employee stock options	–	–	1,125,177	1,125	474,147	–	–	475,272
Conversion of Series G preferred stock into common stock	(250)	(250)	317,397	317	(67)	–	–	–
Issuance of common shares for cash	–	–	3,992,242	3,993	3,451,007	–	–	3,455,000
Issuance of common stock shares in payment of short term notes and interest	–	–	62,284	63	132,417	–	–	132,480
Issuance of common stock warrants for services	–	–	–	–	4,646	–	–	4,646
Issuance of common stock for patent acquisition	–	–	240,164	240	249,760	–	–	250,000
Issuance of common stock for services	–	–	300,000	300	674,700	–	–	675,000
Issuance of common shares for minority interest in subsidiary	–	–	200,000	200	499,800	–	–	500,000
Stock subscription	–	–	–	–	–	–	(10,850)	(10,850)
Net (loss)	–	–	–	–	–	(7,671,014)	–	(7,671,014)

Balance, December 31, 2000	850	$850	60,518,983	$60,519	61,272,028	$(61,256,772)	$(10,850)	$65,775

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(5,081,559)	$(7,671,014)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Interest paid in common stock	–	7,480
Minority interest in subsidiary earnings	–	(22,547)
Warrants and stock issued for debt and services	–	679,646
Depreciation and amortization expense	706,710	544,794
Amortization of discount on debt	114,881	–
(Gain) loss on disposal of assets	9,000	(375,000)
Non-cash compensation expense	–	23,560
Repricing of non-employee options	5,000	–
Impairment charge	–	1,838,261
Net realized and unrealized losses on marketable securities	21,642	449,504
Changes in assets and liabilities:
Accounts receivable, trade	(174,993)	(38,636)
Notes receivable	–	60,000
Inventories	(79,145)	14,531
Prepaid expenses and other assets	(3,422)	(38,455)
Accounts payable	238,044	(283,811)
Accrued expenses	(78,908)	(306,884)
Customer deposits and other current liabilities	41,995	(87,152)

Total adjustments	800,804	2,465,291

Net cash provided by (used in) operating activities	(4,280,755)	(5,205,723)

Cash flows from investing activities:
Decrease (increase) in deposits	–	(1,438)
Increase in officer receivable	(62,500)	–
Purchase of marketable securities	(37,487)	(1,966,453)
Sale of marketable securities	62,308	2,166,012
Capital expenditures	(282,591)	(339,929)
Proceeds from sale of assets	15,000	375,000

Net cash provided by (used in) investing activities	(305,270)	233,192

Cash flows from financing activities:
Proceeds from short-term notes payable	1,300,000	375,000
Repayment of short-term notes payable	(125,000)	–
Proceeds from issuance of common stock	3,798,591	4,294,422
Repayment of long-term notes payable and capital lease obligations	(134,523)	(36,905)

Net cash provided by financing activities	4,839,068	4,632,517

Net increase (decrease) in cash and cash equivalents	253,043	(340,014)
Cash and cash equivalents, beginning of year	8,818	348,832

Cash and cash equivalents, end of year	$261,861	$8,818

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization, Operations, and Liquidity:

           SI Diamond Technology, Inc.  and its subsidiaries (“the Company”) are engaged in the construction and sale of all types of outdoor signage, the commercialization of electronic digitized sign technology, and the development of products for applications using our proprietary field emission technology.  The Company is performing significant research and development related to its carbon nanotube field emission technology, including nanotube technology, and electronic digitized sign technology.

           The Company launched its electronic display products in 2000 and installed units at numerous test locations in 2000 and 2001.   The Company is continuing to focus on rolling out its full line of display products.  The Company is also continuing to pursue license agreements for its technology.  Until the Company is able to operate profitably as a result of either revenues from its display products or revenue from license agreements, it will continue to seek additional funds through the equity markets, or raise funds through debt instruments to allow it to maintain operations.  There is no assurance that license agreements will be signed, that commercialization of the Company’s technology and products will result in income from operations, or that funds will be available in the equity or debt markets.  Management believes it will continue to be able to secure additional short term funding, to allow the Company to continue operations until it achieves profitability.  Full commercial development of the Company's carbon nanotube field emission technology may require additional funds that may not be available at terms acceptable to the Company.

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

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles,  which contemplates continuation of the Company as a going concern.  However the Company has a working capital deficiency, has sustained substantial operating losses since inception and continues to sustain losses.  In view of this, realization of a portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company.  Management believes that actions currently being taken will allow it to achieve profitability and allow the Company to continue as a going concern.

2.      Summary of Significant Accounting Policies:

Principles of consolidation

           The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc.  (“NANOTECH”), Electronic Billboard Technology, Inc.  (“EBT”), and Sign Builders of America, Inc.  (“SBOA”), after the elimination of all significant intercompany accounts and transactions.  NANOTECH is primarily involved in developing products for applications using the Company’s proprietary carbon nanotube field emission technology.  EBT is primarily involved in the commercialization of electronic digitized sign technology.   SBOA is a manufacturer of custom signage.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Summary of Significant Accounting Policies (continued):

Revenue recognition

           The Company recognizes revenue from the construction and sale of custom signage when the sign is installed on the customer’s premises.  The Company recognizes royalty revenue at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty.  License revenue from licensing the Company’s product is recognized as revenue when earned under the terms of the agreement.  Advertising revenues are recognized as revenue in the period in which the advertising runs.

           The Company's revenues include reimbursements under agreements to perform research and development for others.  The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes.   The Company retains all other rights to use, develop, and commercialize the technology and recognizes revenue when it is billed pursuant to the terms of the contract.  Agreements with other entities generally allow the other entity to license the Company’s technology upon completion of the project.  Revenue under these contracts is recognized when it is earned pursuant to the terms of the contract.

Cash and cash equivalents

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable equity securities

           The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.   Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Accounts receivable

           The Company’s SBOA subsidiary frequently sells products to smaller companies on credit, but requires deposits and prepayments where appropriate.  It is the Company's policy to record reserves for potential credit losses.   Since inception, the Company has experienced minimal losses.

Inventories

           Inventories are accounted for under the first in, first out method and are recorded at the lower of cost or market.  Inventories consist of purchased components and work-in-process at December 31, 2001 and 2000.

Property and equipment

           Property and equipment are recorded at cost, net of accumulated depreciation and amortization.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from two to seven years, or the lease term for leasehold improvements, if less.   Expenses for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized.  Expenses for normal repairs and maintenance are charged to operations as incurred.   The cost and related accumulated depreciation or amortization of assets sold or otherwise disposed of are removed from the accounts, and any gain or  loss is included in income.

 SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Summary of Significant Accounting Policies (continued):

Intangible assets

           The Company has applied to obtain certain United States patents, which are currently pending.  The majority of patent costs, which consist primarily of legal fees, are expensed as incurred.  The Company has capitalized the acquisition cost of patents acquired in 2000 and is amortizing the cost of those patents over a period of 25 months.  See note 5 for additional information related to intangible assets.

Impairment

           At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its intangible assets and for its long-lived assets.  If an indicator of impairment exists, it is recorded at that time.  During 2000, property and equipment, as well as  goodwill and covenant not to compete were considered impaired.  See Note 5 for details related to the impairment write down.

Income taxes

           The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109.   Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.   The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Research and development expenses

           Costs of research and development for Company-sponsored projects are expensed as incurred.

Accretion on convertible preferred stock

           The Company’s Series G Convertible Preferred stock bears a 10% accretion payable in common stock at the date of conversion.  All accretions paid in common stock or payable in common stock if the shares had been converted as of December 31, 2001 and 2000, respectively, have been treated as preferred dividends.  The entire amount reflected as accretion on convertible preferred stock on the income statement relates to the Series G Preferred stock accretion.

Income (loss) per common share

           Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.   Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.   As described in Notes 11, 12 and 13, at December 31, 2001, the Company had convertible preferred shares, options and warrants outstanding to purchase a total of 1,230,122; 5,813,212; and 330,000 shares of common stock, respectively, at a weighted average exercise price of approximately $0.82.   At December 31, 2000, the Company had convertible preferred shares, options and warrants outstanding to purchase a total of 1,145,123; 5,143,826; and 390,000 shares of common stock, respectively, at a weighted average exercise price of approximately $0.85.   However, because the Company incurred losses in both 2001 and 2000, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect.   Therefore, basic and diluted per-share amounts are the same in both 2001 and 2000.

           In calculating the basic (income) loss per common share, the premium earned by the preferred shareholders, ($85,000 in 2001 and $90,328 in 2000) increased the net loss in both years.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.      Summary of Significant Accounting Policies (continued):

Reclassifications

           Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current year presentation format.

Management’s estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Significant estimates include the NOL reserve, warranty reserve, bad debt reserve, and litigation reserves.

Disclosures about fair value of financial instruments

           The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value.  For cash equivalents,  the carrying amount approximates fair value because of the short-term nature of these instruments. The fair value of the Company’s notes payable and capital lease obligations is estimated based on the quoted market prices for the same, or similar, issues, or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.  At December 31, 2001 and 2000, the fair value of the Company’s notes payable and capital lease obligations approximates their carrying values.  See Note 4 for information on the fair value of marketable securities.

Recently Issued Accounting Pronouncements

           In July 2001 the FASB issued SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets.  These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002.  The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements.  Any business combination transactions in the future would be accounted for under this new guidance.

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

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.    Other Income

           The gain on disposal of assets included in other income (expense) in 2000 was the result of the sale of the Company’s previous domain name, diamond.com. The loss in 2001 resulted from cost of equipment, less insurance proceeds, located in the World Trade Center at the time of its collapse on September 11, 2001.

4.    Marketable Equity Securities

           The Company invests a portion of its working capital in marketable equity  securities.  All such equity securities are classified as trading securities.   The fair market value of marketable securities, at December 31, was determined as follows:

	2001	2000

Cost basis	$37,487	$67,120
Unrealized gains (losses)	$(13,637)	$3,193

Fair market value	$23,850	$70,313

The net realized and unrealized gains (losses) on marketable equity securities consists of the following for the years ended December 31:

	2001	2000

Unrealized gains (losses) – prior year	$(3,193)	$(178,730)
Realized gains	–	479,990
Realized losses	(4,812)	(753,957)
Unrealized gains (losses) – end of year	(13,637)	3,193

Net realized and unrealized gains (losses)	$(21,642)	$(449,504)

5.      Impairment of Assets :

The impairment charge for 2000 consists of the following:

Property and equipment	$712,500
Goodwill and covenant not to compete	$639,761
Minority interest goodwill	$486,000

Total impairment of assets	$1,838,261

Property and equipment:

           Certain electronic display units installed by the Company use technology developed by the Company and were installed under test agreements with customers.   As a result, the Company was not able to predict future cash flows with sufficient certainty and accordingly, pursuant to the provisions of Financial Accounting Standards Board Pronouncement No.121, (“FAS 121”), has reduced the carrying value of these display units to the lower end of the range of estimated liquidation values of the display units.  This impairment charge was recorded as of December 31, 2000.  There were no impairment charges in 2001.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.      Impairment of Assets (continued):

SBOA Goodwill and covenant not to compete:

           In connection with the acquisition of assets of SBOA in August 1999, the former owner of SBOA entered into a covenant not to compete with the Company, whereby this individual agreed not to compete with the Company for a period of three years from the date of acquisition.   This covenant not to compete was being amortized over the three-year period covered by the agreement.   The Company also recorded goodwill in connection with the SBOA transaction.   This goodwill was being amortized over a fifteen-year period.   As part of the evaluation of intangible assets at December 31, 2000, the Company determined that the goodwill and covenant not to compete were impaired as of that date.   The remaining net book value of these two intangible assets were written off and charged to expense at that date.

Minority Interest Goodwill

           In February 2000, the Company reacquired the minority interest in its NANOTECH subsidiary by issuing 200,000 shares of the Company’s common stock.   The transaction was valued based on the market price of the common stock issued.  Since NANOTECH had a negligible book value, this resulted in $486,000 of goodwill.  However, since there was no future cash flow directly related to this 5% minority interest, FAS 121 required us to write the goodwill off as impaired at the time that it was acquired.  The transaction had no overall effect on stockholders’ equity since the value of the stock issued at the time approximated the impairment write off.

6.      Capital Lease Obligations :

           Capital leases payable at December 31, 2001 and 2000 consisted of the following:

	2001	2000

Three capital leases for copier equipment due in monthly installments totaling $2,435 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment is included in office equipment at a cost of $118,969	$101,806	$–

Less current portion	19,987	–

Capital Lease Obligations, long-term	$81,819	$–

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.      Operating Lease Obligations :

        The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2006.  Rental expense was $271,156 and $271,156 for the years ended December 31, 2001 and 2000,  respectively.

        Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001, were as follows:

2002	$207,714
2003	$102,615
2004	$29,060
2005 and thereafter	$–

Total future minimum lease payments	$339,389

8.      Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2001 and 2000 is as follows:

	December 31,

	2001	2000

Inventories
Raw materials	100,667	98,019
Work in process	131,722	55,225

Total	$232,389	$153,244

Property and equipment:
Plant and equipment	$879,925	$856,608
Electronic display units	474,470	300,000
Furniture and office equipment	405,889	229,315
Vehicles	103,079	103,079

Total carrying cost	1,863,363	1,489,002
Less accumulated depreciation	(1,305,932)	(722,421)

	$557,431	$766,581

Intangible assets:
Patents	$250,000	$250,000
Less accumulated amortization	(180,000)	(60,000)

	$70,000	$190,000

Accrued liabilities:
Payroll and related accruals	$90,026	$37,693
Accrued Interest	93,520	40,469
Lawsuit settlements	–	275,000
Other	79,504	88,796

Total	$263,050	$441,958

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.      Notes Payable :

Notes payable at December 31, 2001 and 2000 consisted of the following:

	2001	2000

Short-term notes payable to shareholders, due at various dates through April 2002. These notes bear interest at a rate of 15%, and are secured by all assets of the Company. The face amount of these notes totaled $800,000 at issuance. These notes are convertible into common stock at the option of the holders at discounts of up to
25% to the price of the stock at the due date of the note. The conversion rights were valued at $266,579 and recorded as a
discount to the note at the time of issuance.	$648,302	$–

Short-term notes payable to shareholders, due at various dates through April 2002. These notes bear interest at a rate of 15%, and are secured by all assets of the Company. These notes are convertible into common stock at the option of the holders at a
price of $0.86 per share.	500,000	–

Notes payable to shareholder, due June 30, 2002.This note bears interest at a rate of 15%, and is secured by all assets of the Company.
This note is convertible into common stock at the option of the holder at the lesser of a discount of 15% to the floating average for the five trading days preceding the due date of the note, or $0.675 per share. This conversion feature was considered to have
negligible value at the time of issuance.	250,000	250,000

Note payable to investor, due January, 2001 bearing interest at a
rate of 15%, and secured by all assets of the Company.	–	125,000

Notes payable to a bonding company. This note bears interest at
a rate of 10%, is due in July 2001, and is secured by all assets.	–	100,000

Notes payable to a bonding company with a face amount of $100,000, bearing interest at a rate of 10%.This note is due in quarterly
installments through July 2003 and is secured by all assets.	88,553	–

Note payable due in monthly installments of $615 through April 2004, when the remaining balance is due. The entire amount is classified as current because the Company intends to pay the note in full in 2002.
This note bears interest at 7.75% and is secured by a vehicle.	15,710	21,623

Total	1,502,565	496,623

Less current portion	1,462,733	496,623

Notes payable, long-term	$39,832	$–

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.     Notes Payable (cont) :

Current portion shown as notes payable	1,398,302	375,000

Current portion shown as current portion of long-term debt	64,431	121,623

Total current portion	$1,462,733	$496,623

10.   Income Taxes :

The components of deferred tax assets (liabilities) at December 31, 2001 and 2000, were as follows:

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$21,774,000	$19,888,000
Research and experimentation credits	469,000	469,000
Foreign tax credit credits	556,000	556,000
Capitalized intangible assets	463,000	509,000
Depreciation assets	243,000	275,000
Accrued expenses not deductible until paid	270,000	300,000

Total deferred tax assets	23,775,000	21,997,000

Deferred tax liabilities:
Unrealized gains on securities	–	1,000

Total deferred tax liabilities	–	1,000

Net deferred tax assets before valuation allowance	23,775,000	21,996,000

Valuation allowance	(23,775,000)	(21,996,000)

Net deferred tax asset	$–	$–

           The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2001 and 2000.

	December 31,

	2001	2000

Expected income tax expense (benefit)	$(1,728,000)	$(2,608,000)
Effect of net operating loss and tax credit carryforwards with no current benefit	1,779,000	3,055,000
Partnership income not recorded on books	–	117,000
Non-deductible loss on reacquisition of Minority Interest	–	165,000
Deductible expenses not charged against book income	(45,000)	(599,000)
Non-deductible expenses	10,000	4,000
Nontaxable income included in book income	–	(90,000)
Other	(16,000)	(44,000)

Total Tax	$–	$–

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 10.   Income Taxes (continued) :

           As of December 31, 2001, the Company had net operating loss carryforwards of approximately $64 million that expire from 2006 through 2019, and are available to offset future taxable income.  The majority of these carryforwards expire after 2009.  Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $469,000 that expire through 2011 and foreign tax credits of approximately $556,000 that expire in 2004.

           The Company’s IPO, completed in 1993, and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382.  The ownership changes resulting from these stock issuances will likely limit the Company's ability to utilize any net operating loss carryforwards or credits generated before the changes in ownership.

 11.   Capital Stock:

Beneficial Conversion Feature

           As described in greater detail in Note 9, the Company issued notes payable with beneficial conversion features during the year.  The value of these beneficial conversion features was determined to be $266,579.  This amount was recorded as an increase in additional paid in capital and is being amortized to interest expense over the term of the notes.

Convertible Preferred Stock

           The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock.  As of December 31, 2001 and 2000, all preferred shares outstanding were shares of the Company’s Series G Preferred Stock. The Series G Preferred Stock had a liquidation preference of $1,230,122 as of December 31, 2001.

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

           Each share of Series G preferred stock is convertible into that number of shares of common stock determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10 % of the issue price per annum, by the conversion price.  The conversion price is fixed at a rate of $1.00 per share.  All shares of Series G preferred stock that remain outstanding on June 10, 2002 will be automatically converted as of that date.  If no shares are converted prior to that date, this will result in the issuance of an additional 1,267,616 common shares.

           During 2000, a total of 250 shares of Series G preferred stock were converted into 317,397 shares of the Company’s common stock.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.   Capital Stock (continued):

Subsidiary Preferred Stock

           In September 1997, the Company completed an agreement with Diamond Pro-shop Nomura Co., Ltd.  (“DPN”), an affiliate of Noritake.  Both DPN and Noritake are corporations organized under the laws of Japan.  Under the terms of the agreement, DPN acquired 50 shares of convertible preferred stock and certain licensing and marketing rights for products developed by NANOTECH in exchange for a payment of $500,000.  Of this payment, $400,000 was allocated to the licensing and marketing rights and $100,000 was allocated to the preferred stock based on its estimated fair market value at that date.  These preferred shares were convertible into NANOTECH common shares equivalent to a 5% ownership interest in  NANOTECH.  In January 2000, DPN transferred its ownership of these shares to Nomura Holding Company, an affiliate of DPN.  In February 2000, the Company agreed to exchange Nomura’s NANOTECH shares for 200,000 shares of the Company’s common stock.  These shares were valued at $500,000 based on the market price of the shares at the time of the transaction.  This amount was  considered goodwill and written off as of the acquisition date.  See note 5 for additional information on the impairment write-off.

Common Stock

           During 2001, in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 5,713,821 shares of its common stock and received proceeds of $3,441,604.  These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings.  A registration statement covering these shares was declared effective August 24, 2001.

           During 2000, in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 3,992,242 shares of its common stock and received proceeds of $3,455,000.  These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings.  A registration statement covering these shares was declared effective November 17, 2000.

           During 2000, the Company acquired a patent valued at $250,000.  In exchange for this patent, the Company issued 240,164 shares of its common stock.  A registration statement covering these shares was declared effective July 17, 2000.

           The Company had a marketing agreement and related consulting and advisory agreement with Vision Mark, LLC and C&A Consulting Services, LLC.  As a result of these agreements, the Company issued 300,000 shares of its common stock in January 2000 to C&A in connection with an agreement signed with Eckerd Corporation, a subsidiary of JCPenney, Inc.  The shares were valued at $675,000 based upon the market price of the common stock at the time of issuance.  These shares were registered in June 1999.

           At December 31, 2001 and 2000, common stock was reserved for the following reasons:

	2001	2000

Conversion of debt	2,412,548	423,831
Exercise of stock warrants	330,000	10,090,000
Conversion of preferred stock	1,230,122	1,145,123
Exercise and future grants of stock options	6,540,146	7,170,426

Total deferred tax assets	10,512,816	18,829,380

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.     Stock Options  :

           The Company sponsors three stock-based incentive compensation plans (the “Plans”). The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for the Plans.  In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans.  Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123.  However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

           In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options.  The 1992 Employees Plan was amended in July 1996 by the shareholders of the Company to reserve up to 3,000,000 shares of common stock for issuance to certain officers and key employees.  The Company’s Board of Directors amended the plan in January 1999 to increase the number of shares authorized under the plan to 3,500,000 and further amended the plan in December 1999 to increase the number of shares authorized under the plan to 6,500,000.

           The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted.  The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company.   Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant.  The option-vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant.  At December 31, 2001, a total of 563,570 shares remained available for grant under the 1992 Employees Plan.

The following is a summary of stock option activity under the 1992 Employees Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2000	2,418,833	$0.67

Granted	1,819,545	$1.74
Exercised	(665,427)	$0.40
Canceled	(351,841)	$1.72

Options outstanding at December 31, 2000	3,221,110	$1.20

Granted	1,584,944	$0.82
Exercised	(335,280)	$0.54
Canceled	(435,278)	$1.70

Options outstanding at December 31, 2001	4,035,496	$0.90

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.     Stock Options (continued)  :

           In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company.  The 1992 Directors Plan was amended in 1994, 1996, 1997 and 1999.  A total of 1,000,000 shares are reserved for issuance under the plan and are issued each year based on a formula defined by the plan.  The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted.   At December 31, 2001, a total of 163,364 shares remained available for grant.

The following is a summary of stock option activity under the 1992 Director’s Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2000	274,383	$0.77

Granted	243,333	$2.21
Exercised	(16,000)	$0.375
Canceled	–	–

Options outstanding at December 31, 2000	501,716	$1.48

Granted	200,000	$1.00
Exercised	(4,000)	$0.375
Canceled	(50,000)	$2.19

Options outstanding at December 31, 2001	647,716	$0.98

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

The following is a summary of stock option activity under the 1998 Officers and Directors Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2000	1,864,820	$0.45

Granted	–	–
Exercised	–	–
Canceled	(443,820)	$0.46

Options outstanding at December 31, 2000	1,421,000	$0.44

Granted	–	–
Exercised	(291,000)	$0.45
Canceled	–	–

Options outstanding at December 31, 2001	1,130,000	$0.44

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.     Stock Options (continued)  :

           The fair value of each stock option granted in 2001 and 2000 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 2001 and 2000; risk-free interest rate of 4.00% and 6.00% for 2001 and 2000, respectively; the expected lives of the options are five years for 2001 and 2000; and volatility of 124% and 100% for 2001 and 2000, respectively.

           The Black-Scholes option valuation model and other existing models were developed for use  in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility.  SI Diamond Technology, Inc.’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

           In April 2001, the Company repriced a total of 900,500 options.  All options with an exercise price greater than $1.50 per share held by individuals employed by the Company as of the repricing date, including one consultant under contract at the time, were repriced to $1.50 per share.  No compensation expense related to the employees was recorded at the time.  However, as these options will be accounted for as a variable plan, future increases in the Company’s stock price may result in recognition of compensation expense.  An expense of  $5,000 was recorded related to the repricing of the options held by the consultant.  As of December 31, 2001, a total of 680,500 of these options held by employees and 100,000 options held by a consultant remain outstanding.

The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 2001:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Wgtd. Avg. Remaining Contractual Life	Wgtd. Ave. Exercise Price	Number Exercisable at 12/31/01	Wgtd. Avg. Exercise Price

$0.00 - $0.49	1,793,779	5.1 Years	$0.37	1,793,779	$0.37
$0.50 - $1.00	2,292,600	8.4 Years	$0.69	2,165,675	$0.69
$1.01 - $1.99	1,726,833	8.4 Years	$1.45	1,559,331	$1.45

Total	5,813,212	7.4 Years	$0.82	5,518,785	$0.80

                                        SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.     Stock Options (continued)  :

 The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 2000:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/00	Wgtd. Avg. Remaining Contractual Life	Wgtd. Ave. Exercise Price	Number Exercisable at 12/31/00	Wgtd. Avg. Exercise Price

$0.00 - $0.49	2,040,559	6.3 Years	$0.37	2,036,029	$0.37
$0.50 - $1.00	1,120,600	8.0 Years	$0.55	955,600	$0.52
$1.01 - $1.99	1,146,667	7.8 Years	$1.51	878,666	$1.51
$2.00 $4.00	836,000	8.2 Years	$2.56	688,443	$2.53

Total	5,143,826	7.3 Years	$1.02	4,558,738	$0.95

The weighted-average fair values of options under the plans granted during 2001 and 2000 were as follows:

	2001	2000

Discounted options	$0.00	$0.00
At-the-money options	$0.56	$1.12
Premium options	$0.70	$0.00

           During 2001 and 2000, the Company did not incur any compensation cost for options granted under the Plans as required under APB No. 25.  Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per common share for 2001and 2000 would approximate the pro forma amounts as shown below:

	2001	2000

Net loss
As reported	$(5,081,559)	$(7,671,014)
SFAS No. 123 Charge	937,874	1,800,265
Pro Forma	(6,019,433)	(9,471,279)
Net income (loss) per common share – basic and diluted
As reported	$(0.08)	$(0.14)
Pro Forma	$(0.09)	$(0.17)

           The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.  SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

13.   Stock Warrants :

Common Stock Warrants

           In 1996, the Company issued 35,000 warrants to an advisor in connection with the Company’s fundraising activities.  These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.00 per share through 2006.  In 1997, the Company issued 75,000 additional warrants to this advisor in connection with services related to a joint venture agreement.  A total of 15,000 of these warrants were exercised in 1999.  These warrants enable the holder to purchase shares of the Company’s Common Stock at a price of $1.00 per share through 2007.

           In connection with the issuance of the Company’s Series G preferred stock in 1997, the Company issued 850,000 warrants to holders of the Series G Preferred. These warrants enable the holders to purchase shares of the Company’s common stock at a price of $1.00 through August 2002.  A total of 675,000 of these warrants were exercised through December 31,  2001.

           In October 1996, the Company completed a transaction whereby it borrowed a total of $1,000,000 in secured loans from a group of individuals.  In connection with these loans, the Company issued 200,000 warrants with a value of approximately $200,000.  The warrants enabled the holder to purchase shares of the Company’s common stock at a price of $1.00 through June 2000.  A total of 150,000 of these warrants were exercised by the due date and the remaining 50,000 warrants were extended until June 2001.  Of the warrants that were extended, 26,500 were exercised and 23,500 were cancelled.

           In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company.  The exercise price of these warrants is based on the fair market value of the Company’s common stock at the time of issuance and range from $0.88 to $2.15 per share.  These warrants are exercisable for a period of 5 years from the date of issuance.

           In 2000, the Company issued a total of 10,000 warrants to an individual in connection with services rendered to the Company.  The exercise price of these warrants was $0.80 per share and they were valued at $4,646 based on the fair market value of the Company’s common stock at the time of issuance.  These warrants were exercised in 2001.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2000	899,792	$0.88-7.89
Granted	10,000	$0.80
Exercised	(375,000)	$1.00
Expired	(144,792)	$3.90-6.78

Warrants outstanding at December 31, 2000	390,000	$0.80-2.15
Granted	–	–
Exercised	(36,500)	$0.80-1.00
Expired or canceled	(23,500)	$1.00

Warrants outstanding at December 31, 2001	330,000	$0.88-2.15

           The preceding summary of stock warrant activity excludes the C&A warrants described in Note 15 which were cancelled in 2001.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.          Supplemental Cash Flow Information:

           Cash paid for interest was $43,006 and $18,998 for 2001 and 2000, respectively.   The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2001	2000

Non-cash financing activities:
Conversion of notes payable and interest into common shares	$–	$132,480
Reclassification of accrued expenses to notes payable	$100,000	$–
Beneficial conversion feature on notes payable	$266,579	$–
Non-cash investing activities:
Acquisition of capital leases	$118,969	$–
Common shares issued for patent	$–	$250,000

15.         Commitments and Contingencies:

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

Agreements with MCC

           The Company entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation (“MCC”) that was amended on several subsequent occasions to cross license and pool technologies.  As part of this relationship with MCC, 62 Diamond Field Emission patents and patent applications were assigned directly to the Company and the Company has agreed to pay a royalty fee of 2% of future commercial revenues related to the patents received.  The Company has the right to offset one half of the costs of maintaining these patents against any royalties due under the agreement.  No payments have been made to, or are due to, MCC under this agreement.

Vision Mark Agreement

           In November 1998, the Company signed a marketing agreement with Vision Mark, LLC (“Vision Mark”), a Texas limited liability company and a related consulting and advisory services agreement with C&A Services LLC (“C&A”), a Texas limited liability company affiliated with Vision Mark., whereby Vision Mark and C&A agreed to represent the Company with several “protected” customers, as defined by the agreements.  C&A received warrants, which were contingent upon the occurrence of future events, to purchase up to 9,700,000 shares of the Company’s common stock.  The Vision Mark and C&A agreements were terminated in 2001.  No warrants were issued or will be due under the agreement.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.         Commitments and Contingencies (continued):

Till Keesman Agreement

           In May 2000, the Company licensed 6 carbon nanotube patents from Till Keesman in exchange for a payment of $250,000 payable in shares of the Company’s common stock.  Under the terms of the agreement, the Company is obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents.  The company is allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement.  The agreement also contains provisions related to minimum license fee payments.  If the Company does not pay minimum additional license fees of $500,000 by May, 2002, the license will terminate at that point.  This payment could have a significant impact on our liquidity if it is paid in cash, or cause us to raise additional funds through the issuance of equity or debt.  If the Company does not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in May 2002) by May 2004, the license will terminate at that point.  The Company is not obligated to make any additional payments, but the license may terminate if these payments are not made.  Accordingly, the initial payment of $250,000 for the patents is being amortized over a period of approximately two years.

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

Research and Development commitments

           As of December 31, 2001, the Company was obligated to perform funded research in the amount of approximately $280,000 on government contracts.  The cost of the research in 2002 is expected to approximate the revenue received for the research.

Legal Proceedings

           On November 16, 2000, the former owner of Sign Builders of America, Inc.  filed suit against SI Diamond Technology, Inc and Sign Builders of America, Inc.  for alleged breach of the purchase agreement related to offsets the Company took against the final note payment.  The amount of the note in question was $131,250, including accrued interest.  In June 2001, the Company agreed to settle this lawsuit and paid $75,000 in connection with this settlement.

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

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.         Commitments and Contingencies (continued):

Legal Proceedings (cont.)

           On May 20, 1996, Semi-Alloys Company, a former customer of Plasmatron, filed a complaint with the Supreme Court of the State of New York, County of Westchester.  The complaint names Plasmatron, the Company and Westchester Fire Insurance Company as defendants.  Semi-Alloys claimed a breach of contract related to $1 million of coating equipment that Plasmatron delivered in 1993, prior to the Company’s ownership of Plasmatron.  In January 2000, the Company agreed to participate in a settlement agreement between the plaintiff and the other defendant; notwithstanding our denial of any liability to the plaintiff. The Company agreed to pay a total of $450,000, of which $225,000 was due at signing.  The Company signed three notes payable for the balance of the settlement.  These notes, in the amount of $25,000, $100,000, and $100,000, are due in three months, nine months, and eighteen months, respectively and bear interest at a rate of 10% per annum.  All notes were paid when due.  In exchange for this settlement the Company received a complete release from further liability from both the plaintiff and the co-defendant.

           On April 30, 1998, Universal Bonding Company, managing general agent for Westchester Fire Insurance Company filed a complaint with the Superior Court of New Jersey, Atlantic county.  The Complaint named Richland Glass Company, Inc., Robert Williams, Joan Williams, Bawa Singh, Narinder Singh, Gaylord Evey and Doris Evey, all guarantors under the bond, as defendants.  All defendants were former owners, or associated with former owners, of Plasmatron.  Defendant Gaylord Evey filed an answer with the court naming Plasmatron, the Company, Nicholas Rettino, and the Rettino Insurance agency as third party defendants and asking for indemnification by the third party defendants.  A separate indemnification claim filed by Richland Glass against the same third party defendants was consolidated with this case.  In February 2001, the Company agreed to participate in a settlement agreement whereby it would pay a total of $150,000, of which $50,000 was paid by June 1, 2001 and the balance of $100,000 is in the form of a note due in quarterly payments through July, 2003. See Note 9.

           The Company previously had a royalty agreement with Texas Digital Systems, Inc.  (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.   Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement.  The Company believed that TDS was continuing to ship products using our technology and contacted TDS.  TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000.  The Company was not served with notice of this suit until December 5, 2000.  It is the Company’s view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company’s home county of Travis County.  The Company intends to vigorously pursue its claim against TDS and seek damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement.

           The Company and its subsidiaries are also defendants in various other lawsuits from time to time related to the non-payment of invoices when due, or minor employment matters.  It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters.   If resolution of any of these suits results in a liability greater than that recorded, it could have a material impact on us.

           The above lawsuits resulted in $118,000 charged to operations in 2000 and no charge in 2001, other than legal fees associated with the cases.

SI DIAMOND SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.    Concentrations of Credit Risk:

           The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables.  The Company places its cash and cash equivalents with high credit quality financial institutions; however for limited periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit.

           The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S.  Federal Government Agencies and services performed for large U.S.  and multinational corporations.  The Company’s SBOA subsidiary also provides services for small and medium size companies, but requires deposits and progress payments for work performed.  The Company has not incurred any material losses on these receivables.

17.   Significant Customers :

             Net sales to two major customers of Sign Builders of America, Inc.  amounted to $213,530 in 2001 and $474,467 in 2000.  Accounts receivable – trade includes receivables from these two major customers of $63,867, and $97,120, at December 31, 2001 and 2000, respectively.  In addition, Applied Nanotech, Inc.  received $600,000 of revenue from one major customer in 2001 for research and development services.  The Company received no revenue from this customer in 2000.  In addition, Applied Nanotech, Inc.  received research and development revenues from the U.S.  Government in both years as disclosed on the income statement.

18.   Related Party Transactions :

           In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., (“ATI”) a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer.  Under the terms of the agreement, ATI agreed to assign U.S.  Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000.  In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent.  EBT intends to use this technology in the development of its next generation display products. EBT may terminate this assignment at any time upon 30 days written notice to ATI.  The assignment may be terminated by ATI if, within two years of the first sale or lease of a display unit using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one-year period following this initial two-year period.  If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.

           ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999.  This date was extended in a series of quarterly extensions that allowed the extension in exchange for a partial payment to be applied against the initial amount due.  A total of $50,000 in payments were made in 1999, $37,500 in 2000 and the remaining $112,500 in 2001.

           In July 2001, the Company made a non-interest bearing advance to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer in the amount of $150,000.  Interest has been imputed at a rate of 9%.  A total of $87,500 of this was repaid to the Company in December 2001 by offsetting it against the remaining amount due on the previously described Patent Assignment and Royalty Agreement with ATI.  The remaining $62,500 is outstanding as of December 31, 2001.  The note has been classified as long term since there are no fixed repayment terms.

           During 2000, the Company sold electronic display units to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer at a total price of $22,500.  This sales price approximated the Company’s cost.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.   Segment Information :

           The Company’s operations are classified into three principal reportable segments that provide slightly different products or services.

	NANOTECH	SBOA	EBT	All Other	Total

2001

Revenue	$ 1,091,951	$ 1,982,245	$ 10,000	$ -	$ 3,084,196
Interest Expense	9,870	4,083	696	196,288	210,937
Depreciation and
Amortization	202,340	93,863	400,087	10,420	706,710
Research and
Development	612,415	-	1,756,329	-	2,368,744
Profit (Loss)	(1,212,846)	(230,789)	(2,481,060)	(1,156,864)	(5,081,559)
Assets	569,719	911,407	217,267	140,662	1,839,055
Capital Expenditures	18,428	17,790	236,970	9,403	282,591

2000

Revenue	332,961	2,257,013	112,844	22,012	2,724,830
Interest Expense	8,549	12,595	-	47,052	68,196
Depreciation and
Amortization	119,158	278,815	124,994	21,827	544,794
Research and
Development	887,933	-	1,732,690	-	2,620,623
Impairment Charge	-	639,761	712,500	486,000	1,838,261
Profit (Loss)	(1,567,769)	(1,058,660)	(3,457,843)	(1,586,742)	(7,671,014)
Assets	370,547	814,114	380,809	76,095	1,641,565
Capital Expenditures	2,452	44,678	285,803	6,996	339,929

           Financial information is furnished to the chief operating officer for review regarding each subsidiary of the Company.

           The NANOTECH (previously identified as Field Emission Picture Element Technology, Inc.) segment consists of the activities of NANOTECH and includes license revenues and contract research revenues related to NANOTECH’s technology.  In  both years, virtually all NANOTECH revenues were contract research revenues.  The SBOA segment consists of the activity of SBOA which is the manufacture and installation of custom signage, including electronic, neon, static, and other types of signage.  The Company’s EBT subsidiary sells electronic display products, installs electronic display products on customer premises under agreements to share in advertising revenue, sells advertising on displays, and licenses its products or technology to others.  The majority of EBT’s revenue in both years was from the sale of advertising and the sale of electronic display products.  All other segments include the Company’s general overhead.

           The accounting policies applied by each of the segments are the same as those used by the Company.

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.   Research and Development Contracts :

           The Company makes significant expenditures for research and development.  On occasion, the Company may seek funding for a portion of its research and development costs to reduce the cost of such expenditures to the Company.  The Company only seeks funding for projects that it already intended to do, or for projects that would apply its technology for other uses in instances where that application would allow the Company to achieve technical milestones that were already part of its goals.  A substantial portion of the Company’s funded research has been from government contracts.  Under government contracts, the government has the right to utilize the results for its purposes and the Company has the right to utilize the technology for commercial purposes.   Generally, when the Company contracts with other entities, the entity is also conducting its own internal research related to application of the Company’s technology to its products and such expenditures by the entity may exceed the amount of funding provided to the Company.  Usually the entity has the right to license the technology at the conclusion of the project, if they desire.  The costs of a particular research program may significantly exceed the funding received, however since the research was part of planned research, these contracts generally involve only nominal additional costs to the Company.  For financial statement purposes, the Company considers the cost of the contracts to be equal to the revenue received.

The following schedule summarizes certain information with respect to research and development contracts:

	2001	2000

Contract research revenues.	$1,091,951	$352,341
Costs incurred charged to operations	$859,199	$352,341
Amount of additional funding commitments	$269,013	$582,333

21.   Retirement Plan :

           The Company sponsors a defined contribution 401k profit sharing plan.  No company contributions were made in either 2001 or 2000.

22.   Subsequent Events :

           Effective January 2002, the Company entered into a contract with a large Japanese display manufacturer to perform contract research related to the Company’s technology.  A payment of $500,000 was received in January 2002.

           In February 2002, the Company changed the name of one its subsidiaries.  Field Emission Picture Element Technology, Inc.  changed its name to Applied Nanotech, Inc.  to better reflect the nature of its business.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                On November 19, 2001, SI Diamond Technology, Inc.  (the “Registrant”) notified McGladrey & Pullen, LLP  that they would no longer be the auditor for the Registrant.  At the same time, Sprouse & Winn, L.L.P.  was appointed by the Company’s audit committee as the Registrant’s new auditor effective November 19, 2001.  The Auditor’s reports from McGladrey & Pullen, LLP  for the Registrant’s last fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to audit scope or accounting principles.   However, the auditor’s report for the last fiscal years was modified regarding the uncertainty of the Registrant’s ability to continue as a going concern.  WallaceSanders & Company audited the 1999 financial statements.  WallaceSanders & Company merged with McGladrey & Pullen, LLP.  McGladrey & Pullen, LLP was appointed by the Company’s audit committee as the Registrant’s new auditor effective September 6, 2000.  During 1999 and 2000 and the subsequent interim period preceding the change, there have been no disagreements with either McGladrey & Pullen, LLP or WallaceSanders & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                Effective January 1, 2002, Sprouse & Winn, L.L.P.  changed its name to Sprouse & Anderson, L.L.P.

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

Name	Age	Class	Position	Director Since	Term Expires

Charles C. Bailey	53	I	Director	November 1999	2003
David R. Sincox	63	I	Director	October 1994	2003
Dr. Zvi Yaniv	55	I	Director, President, Chief Operating Officer	July 1996	2003
Philip C. Shaffer	65	II	Director	March 1992	2002
Eddie Lee	39	II	Director	October 2001	2002
Adam Dunayer	34	II	Director	January 2002	2002
Marc W. Eller	46	III	Director, Chairman, Chief Executive Officer	November 1995	2002
Ronald J. Berman	45	III	Director	May 1996	2002

______________________

                Mr. Bailey has been an attorney in private practice since 1995.  Prior to that Mr. Bailey had a 20-year career in government.  Positions held include Assistant Criminal District Attorney and Chief Prosecutor in Lubbock County,  Texas; General Counsel for the Texas Department of Public Safety; Assistant General Counsel for Governor Bill Clements; and Director of Legal Services and Franchise Taxes for the Texas State Comptroller’s Office.  His last position with the state of Texas, from 1993 to 1995, was Executive Assistant and General Counsel to Lt.  Governor Bob Bullock.

                    Mr. Sincox has been a Director of the Company since October 1994.  From 1987 through 2000, Mr. Sincox  served as the Vice President of Administration of Ref-Chem Construction Corporation, an engineering and construction firm.  Since January 2001, Mr. Sincox has been President of Clear Lake Business Services, Inc.  a consulting firm.  Mr. Sincox is also a member of the Board of Directors of Maxim Bank.

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

                    Mr. Lee is Chairman and CEO of Pacific Northern, Inc., a Company that he founded in 1987.   Pacific Northern, Inc.  is the largest visual display company serving the retail jewelry industry.

                    Mr. Dunayer is currently a self-employed consultant.  From 1999 to 2001, Mr. Dunayer was a Managing Director of Bear Stearns, & Co., Inc.  where he coordinated the Southwest Technology, Inc.  Investment Banking Practice.  From 1996 to 1999, Mr. Dunayer was Chief Financial Officer of Miller Industries, a public Company with $500 million of annual revenue and President of its largest division.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                    Section 16(a) of the Securities of Exchange Act of 1934 requires SI Diamond’s officers, and Directors, and persons who beneficially own more than 10 % of a registered class of SI Diamond’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ.  Officers, Directors, and beneficial owners of more than 10% of SI Diamond’s common stock are required by the Securities and Exchange Commission regulations to furnish SI Diamond with copies of all Section 16(a) forms that they file.

                    Director David Sincox failed to file a Form 4 when due in October 2001.  The unreported purchase of securities was reported on an amended Form 5 in 2002.  Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2001 through December 31, 2001, all other Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10.    Executive Compensation

                    The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)(1)	Securities Underlying Options(#)

Marc W. Eller,	2001	$150,000	-0-	-0-	-0-
Chief Executive Officer	2000	$170,833	-0-	-0-	230,000
	1999	$168,750	$111,250	-0-	250,000

Zvi Yaniv, President and	2001	$150,000	-0-	$5,789	-0-
Chief Operating Officer	2000	$170,833	-0-	$3,205	230,000
	1999	$175,000	$125,000	$3,205	150,000

______________________

 (1)          No Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus.  Dr. Yaniv was  provided use of a Company owned automobile valued at $ 3,205 in  2001, 2000 and 1999.  In 2001, Dr. Yaniv received a non-interest bearing advance in the amount of $150,000 from the Company.  This transaction is described in greater detail in Item 12.  “Certain Relationships and Related Transactions”.  Dr. Yaniv received a benefit of $2,584 related to imputed interest on this transaction.

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

STOCK OPTION GRANTS IN  FISCAL YEAR 2001

                    SI Diamond has an Amended and Restated 1992 Employee Stock Option Plan, which may be used to grant employees, including officers of SI Diamond, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options.  SI Diamond also established the 1998 Directors and Officers Stock Option Plan, which may be used to grant non-qualified stock options to officers and directors of SI Diamond.  No options were granted to executive officers in 2001.

AGGREGATED OPTION EXERCISES IN 2001
AND OPTION VALUES AT DECEMBER 31, 2001

                The following table sets forth certain information concerning the number and intrinsic value of the options held by the named executives at December 31, 2001.  Year-end values are based on the closing price of $0.77 per share of the common stock on December 31, 2001, on the NASDAQ OTC Bulletin Board System.  They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

			Number of Unexercised Securities Underlying Options at December 31, 2001	Value of Unexercised In-the-Money Options at December 31, 2001\

Name	Shares Acquired on Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Marc W. Eller	0	0	200,000 / 0	$0 / $0
Dr. Zvi Yaniv	0	0	1,550,000 / 0	$502,650 / $0

DIRECTOR COMPENSATION FOR 2001

Name(1)	Director Compensation Meeting Fees ($)(2)	Security Grants in 2001 Number of Securities Underlying Options (#)(3)

David R. Sincox	$ 650	50,000
Philip C. Shaffer	$ 800	50,000
Ronald J. Berman	$ 750	50,000
Eddie Lee	$ 100	-0-
Charles C. Bailey	$ 550	50,000

_________________

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

(3)               All  of SI Diamond’s outside Directors participate in the  Amended and Restated 1992 Outside Directors Stock Option Plan, under which SI Diamond may grant stock options to any Director who is not a full time salaried employee of the Company.  On April 23, 2001, each Director at that time was granted a discretionary grant of  30,000 options under this plan at a price of $1.00 per share.  On July 30, 2001, each Director at that time was granted an automatic grant of 20,000 options under this plan at a price of $1.00.  All grants in 2001 became exercisable in full on the date of the grant.

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

TEN-YEAR OPTION REPRICINGS TABLE

The Named Executive Officers listed in the table below had the identified stock option grants repriced during the Company’s fiscal years ended December 31, 1992 through 2001.

Name	Date	Number of Securities Underlying Options Repriced or Amended(#)	Market Price of Stock at time of Repricing or Amendment($)	Exercise Price at time of Repricing or Amendment($)	New Exercise Price ($)	Length of Original Option term Remaining at Date of Repricing or Amendment(1)

Marc W. Eller,
Chief Executive
Officer	5/11/98	67,500	$0.25	$3.00	$0.375	8 yr., 6 mnths
	5/11/98	22,500	$0.25	$2.00	$0.375	8 yr., 6 mnths
	5/11/98	20,000	$0.25	$1.125	$0.375	9 yr., 3 mnths
	7/28/97	22,500	$1.125	$3.00	$2.00	9 yr., 3 mnths

Dr. Zvi Yaniv,
President and
Chief Operating
Officer	4/18/01	30,000	$0.94	$2.75	$1.50	8 yr., 9 mnths
	5/11/98	750,000	$0.25	$4.00	$0.375	8 yr., 0 mnths
	5/11/98	250,000	$0.25	$2.00	$0.375	8 yr., 0 mnths
	5/11/98	20,000	$0.25	$1.125	$0.375	9 yr., 3 mnths
	7/28/97	250,000	$1.125	$4.00	$2.00	8 yr., 9 mnths
	10/17/96	1,000,000	$1.50	(2)	$4.00	9 yr., 7 mnths

(1)	The original ten-year terms and the vesting schedules of each grant repriced were not changed with the repricing of the options listed in this table.
(2)

Prior to repricing, the options in this grant were to be priced at the market price on the vesting date of the options granted.  The 100,000 options of this grant that had vested at June 1, 1996 were priced at $5.00 per share of common stock.  No other options pursuant to this grant had vested as of the repricing date.

                The options for the above referenced Named Executive Officers that were repriced in 2001 were part of a plan approved by the Board of Directors on April 18, 2001.  On that date all options held by employees of the Company at that date, including the above referenced Named Executive Officers, were repriced to reduce the exercise price to $1.50 per share.  As of that date the Company’s common stock was trading at $0.94 per share.  The options were repriced to provide greater motivation to the employees that had remained with the Company.  The Board of Directors believed that the substantial decline in the price of the Company’s common stock was the result of many factors that were not related to the performance of the remaining employees.

                The options for the above referenced Named Executive Officers that were repriced in 1998 were part of a plan approved by the Board of Directors on May 11, 1998.  On that date all options held by the above referenced Named Executive Officers were repriced to reduce the exercise price to $0.375 per share.  As of that date the Company’s common stock was trading at $0.25 per share.  The Board of Directors, on March 27, 1998, had previously reduced the exercise price to $0.375 for all other employees of the Company as of that date.  The market price of the Company’s common stock was $0.135 per share on March 27, 1998.  The options were repriced to provide greater motivation to the employees that had remained with the Company.  The Board of Directors believed that the substantial decline in the price of the Company’s common stock was the result of many factors that were not related to the performance of the remaining employees.

                The options that were repriced in 1997 for the above referenced Named Executive Officers were repriced as part of a plan approved by the Board of Directors on July 28, 1997.  On that date, 25% of all options held by employees employed by the Company on that date that had an exercise price in excess of $2.00 per share were changed to reduce the exercise price to $2.00.  As of that date the Company’s common stock was trading at $1.125 per share.  The options were repriced to provide greater motivation to the employees that had remained with the Company.  The Board of Directors believed that the substantial decline in the price of the Company’s common stock was the result of many factors that were not related to the performance of the remaining employees.

Marc W.  Eller
Philip C.  Shaffer
David R.  Sincox                                                    Directors                                               March 7, 2002
Ronald J.  Berman
Chuck Bailey
Dr. Zvi Yaniv
Eddie Lee
Adam Dunayer

Item 11.    Security Ownership of Certain Beneficial Owners and Management

CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the SI Diamond’s voting stock as of March 7, 2002, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class.  For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

Title of Class	Name and Address of Beneficial Owner	Shares Owned Beneficially	Percent of Class
Common Stock	None	-	-
Series G Preferred Stock	William W. Gow 4747 Sunset Blvd. Los Angeles, CA 90027	100	11.76%
	SCG Cellular 8584 Katy Freeway, Suite 300 Houston, TX 77024	50	5.89%
	Chris Lawson 3737 Glenwood Ave, Suite 400 Raleigh, NC 27612	50	5.89%
	Steve Aiello 38984 Santa Barbara Clinton Township, MI 48036	50	5.89%
	Peerless Distributing 21700 Northwestern Highway, Suite 1160 Southfield, MI 48075	50	5.89%
	ARA Services 29844 High Valley Court Farmington Hills, MI 48331	50	5.89%
	Nicholas Martin Living Trust 3113 South University Dr., #600 Ft. Worth, TX 76109	200	23.52%
	Klaich Animal Hospital Ltd. Amended Profit Sharing Retirement Plan and Trust 1990 South Virginia Street Reno, NV 89502	100	11.76%
	Michael Scott Blechman Family Trust 295 Shadowood Lane Northfield, IL 60093	200	23.52%

Security Ownership of Management

              Set forth below is certain information with respect to beneficial ownership of SI Diamond’s common stock as of March 7, 2002, by each Director, each Named Executive Officer and by the directors and executive officers as a group.  Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Common Stock Beneficial Ownership (1)	Percentage of Class
Philip C. Shaffer	662,702	*
David R. Sincox	465,000	*
Charles C. Bailey	93,333	*
Marc W. Eller	646,296	*
Adam Dunayer	5,000	*
Ronald J. Berman	1,310,222	1.94%
Dr. Zvi Yaniv	1,586,000	2.32%
All Executive Officers and Directors as a group (10 persons)	5,423,553	7.66%

_________________________

*	Less than 1%
(1)

Included in the amounts indicated are shares that are subject to options exercisable within sixty (60)-days of March 7, 2002 pursuant to Rule 13d-3(d)(1) of the Exchange Act.  The number of such shares are 550,000 for Mr. Shaffer; 340,000 for Mr. Sincox; 464,383 for Mr. Berman; 1,550,000 for Mr. Yaniv; 93,333 for Mr. Bailey; 200,000 for Mr. Eller; and 3,982,716 for the Directors and executive officers as a group.

Item 12.   Certain Relationships and Related Transactions

             In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., (“ATI”) a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer.  Under the terms of the agreement, ATI agreed to assign U.S.  Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000.  In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent.  EBT intends to use this technology in the development of its next generation display products. EBT may terminate this assignment at any time upon 30 days written notice to ATI.  The assignment may be terminated by ATI if, within two years of the first sale or lease of a display unit using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one-year period following this initial two-year period.  If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.

             ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999.  This date was extended in a series of quarterly extensions that allowed the extension in exchange for a partial payment to be applied against the initial amount due.  A total of $50,000 in payments were made in 1999, $37,500 in 2000 and the remaining $112,500 in 2001.

             In July 2001, the Company made a non-interest bearing advance to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer in the amount of $150,000.  A total of $87,500 of this was repaid to the Company in December 2001 by offsetting it against the remaining amount due on the previously described Patent Assignment and Royalty Agreement with ATI.  The remaining $62,500 is outstanding as of December 31, 2001.  While there are no fixed repayment terms, the Company expects repayment in 2002.

             During 2000, the Company sold electronic display units to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer at a total price of $22,500.  This sales price approximated the Company’s cost.

Item 13.     Exhibits and Reports on Form 8-K

(a)        Exhibits: See Index to Exhibits on page 62 for a descriptive response to this item.

(b)        Reports on Form 8-K:

(1)     Current Report on Form 8-K (Item 4) dated as of  November 19, 2001

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI DIAMOND TECHNOLOGY, INC. By: //s//Marc W. Eller Marc W. Eller, Chief Executive Officer March 8, 2002

             In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 7, 2002
//s// Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2002
//s// Tracy Vaught Tracy Vaught	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2002
Philip C. Shaffer* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Adam Dunayer* Dr. Zvi Yaniv*	Directors	March 7, 2002

*By:         //s// Douglas P.  Baker
                 (Douglas P.  Baker,
                 Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1*

Asset Purchase Agreement, dated as of August 31, 1999, by and among the Company, SIDT, Inc., Sign Builders of America, Inc., Sign Builders, Inc. and Lance Adams. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of September 3, 1999).

3(I).1*

Restated Articles of Incorporation of Company, as filed December 9, 1999 with the Secretary of State for the State of Texas (Exhibit 3(I).1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999).

3(II).1*	Amended and Restated Bylaws of the Company (Exhibit 3(II) to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
4.1 *	Form of Certificate for shares of the Company's common stock (Exhibit 4.1 to the Company's Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
4.2*	Form of Warrant by and between the Company and the Holders of the Company’s Series G Preferred Stock (Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of July 25, 1997).
4.3*

Amended and Restated Rights Agreement dated as of November 16, 2000, between the Company and American Securities Transfer, Incorporated, as Rights Agent, which includes as Exhibit A the form of Statement of Resolution establishing and designating series of preferred stock as “Series  H Junior Participating Preferred Stock” and fixing and determining the relative rights and preferences thereof, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 16, 2000).

4.4*

Form of Regulation D Subscription agreement by and between the Company and the participants of private placements (Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.5*

Form of Registration Rights Agreement by and between the Company and the participants of private placements (Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.6	Form of Secured Convertible Promissory Note between the Company as maker and the private lenders to the Company.
10.1*	Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996 (Exhibit 10.1 to the Company’s report on Form 10-QSB for the fiscal quarter ended September 30, 1996).
10.2	Amendment, dated April 29, 1999, to Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996
10.3*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.4*	1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.5*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.6*

Patent Assignment and Royalty Agreement between Electronic Billboard Technology, Inc.  and Advanced Technology, Incubator, Inc. dated as of October 6, 1998. (Exhibit 10.18 to the Company’s Current Report on Form 10-KSB dated as of March 31, 1999).

10.7*

Agreement on Phase 2 between Field Emission Picture Element Technology, Inc., and Diamond Pro-Shop Nomura dated as of January 21, 1999. (Exhibit 10.20 to the Company’s Current Report on Form 10-KSB dated as of March 31, 1999).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.8*	Lease agreement between the Company and Industrial Properties Corporation dated as of June 2, 1998. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of December 7, 1998).
10.9*	Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A dated as of April 16, 1999).
10.10*	Asset Purchase Agreement, dated as of October 21, 1999, by and between the Company and Diamond.com, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 21, 1999).
10.11*	Form of Lease Agreement by and between Electronic Billboard Technology, Inc. and Eckerd Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 21, 2000)
10.12*

Form of Lease Agreement by and between Electronic Billboard Technology, Inc. and Eckerd Corporation dated February 25, 2001 (Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

10.13*

Agreement of Research and Development by and between the Applied Nanotech, Inc. (formerly Field Emission Picture Element Technology, Inc.) and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January  1, 2001)

10.14	Agreement of Research and Development by and between the Applied Nanotech, Inc. (formerly Field Emission Picture Element Technology, Inc.) and Futaba Corporation for Phase II development
10.15*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Electrovac Ges.m.b.H. (Exhibit 10.2 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.16*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Imaging System Technology, Inc. (Exhibit 10.3 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.17*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Supertex, Inc. (Exhibit 10.4 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.18*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Schott Fiber Optics. (Exhibit 10.5 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.19*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Lead Sangyo Co., Ltd. (Exhibit 10.6 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.20*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Shanghai Novel Color Picture Tube Co., Ltd. (Exhibit 10.7 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.21*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Shanghai Vacuum Electron Devices Co., Ltd. (Exhibit 10.8 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.22*	Letter on change in certifying accountant (Exhibit 16 to the Company’s Current Report on Form 8K dated November 21, 2001)
10.23	Memorandum of Understanding dated February 20, 2002 between Electronic Billboard Technology, Inc. and Jake Schroepfer
10.24	Agreement for use and non-disclosure of confidential and proprietary information dated February 20, 2002 between SI Diamond Technology, Inc. and Jake Schroepfer
11	Computation of (Loss) per Common Share.
21	Subsidiaries of the Company.
24	Powers of Attorney.