Form 10QSB
period 2002-03-31
SI DIAMOND TECHNOLOGY INC
filed 2002-05-07
CIK 891417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2002

☐                              Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  [X]  No [  ]

        As of April 30, 2002, the registrant had 69,502,327 shares of common stock, par value $.001 per share, issued and outstanding.

        Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

SI DIAMOND TECHNOLOGY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$372,066	$261,861
Marketable Securities	26,250	23,850
Accounts receivable, trade – net of allowance for doubtful accounts of $54,215 in 2002 and $47,581 in 2001	589,623	528,147
Inventories	178,933	232,389
Prepaid expenses and other assets	121,374	94,189

Total current assets	1,288,246	1,140,436

Property and equipment, net	546,466	557,431
Intangible assets, net	40,000	70,000
Officer receivable	62,500	62,500
Other Assets	8,688	8,688

Total assets	$1,945,900	$1,839,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$603,232	$705,458
Current portion of long-term debt	64,098	64,431
Obligations under capital lease	20,490	19,987
Notes payable	1,626,134	1,398,302
Accrued liabilities	447,677	263,050
Deferred Income	329,411	–
Customer deposits	170,366	211,790

Total current liabilities	3,261,408	2,633,018

Notes payable, long-term	26,881	39,832
Obligations under capital lease	76,516	81,819

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; Series G convertible, 850 shares issued and outstanding at March 31, 2002 and December 31, 2001	850	850
Common stock, $.00l par value, 120,000,000 shares authorized, 68,372,327 and 66,899,584 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	68,372	66,900
Additional paid-in capital	66,219,146	65,324,967
Accumulated deficit	(67,707,273)	(66,338,331)

Total stockholders' equity (deficit)	(1,418,905)	(945,614)

Total liabilities and stockholders' equity	$1,945,900	$1,839,055

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,

	2002	2001

Revenues
Sign construction	$796,866	$529,855
Government contracts	86,403	23,185
Privately funded research	170,589	126,552
Other	28,085	–

Total Revenues	1,081,943	679,592

Cost of sales	810,316	566,938
Selling, general and administrative
expenses	1,045,835	965,328
Research and development	376,084	396,885

Operating costs and expenses	2,232,235	1,929,151

Loss from operations	(1,150,292)	(1,249,559)
Other income (expense), net
Net realized and unrealized gains (losses) on marketable securities	1,520	(22,488)
Interest expense	(219,858)	(14,269)
Other	(312)	13

Loss before taxes	(1,368,942)	(1,286,303)

Provision for taxes	–	–

Net loss	$(1,368,942)	$(1,286,303)

Less accretion on convertible preferred stock	(21,250)	(21,250)

Net loss applicable to common stockholders	$(1,390,192)	$(1,307,553)

Loss per share

Basic	$(0.02)	$(0.02)

Diluted	$(0.02)	$(0.02)

Average shares outstanding

Basic	67,318,116	60,829,605

Diluted	67,318,116	60,829,605

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,368,942)	$(1,286,303)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization expense	84,694	99,808
Amortization of discount on debt	147,832	–
Common shares issued for services	–	–
Net realized and unrealized (gain) loss on marketable securities	(1,521)	22,488
Changes in assets and liabilities:
Accounts receivable, trade	(61,476)	82,697
Notes receivable	–	–
Inventory	53,456	8,368
Prepaid expenses and other current assets	(27,185)	(3,811)
Accounts payable and accrued liabilities	101,151	203,344
Customer deposits and deferred income	287,987	523,808

Total adjustments	584,938	936,702

Net cash used in operating activities	(784,004)	(349,601)

Cash flows from investing activities:
Capital expenditures	(43,729)	(322,175)
Purchase of marketable securities	(25,859)	(37,488)
Proceeds from the sale of marketable securities	24,980	–

Net cash used in investing activities	(44,608)	(359,663)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(68,084)	(126,541)
Proceeds from long term debt	500,000	115,613
Proceeds of stock issuance, net of costs	506,901	1,934,368

Net cash provided by financing activities	938,817	1,923,440

Net increase in cash and cash equivalents	110,205	1,214,176

Cash and cash equivalents, beginning of period	261,861	8,818

Cash and cash equivalents, end of period	$372,066	$1,222,994

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

        The consolidated financial statements of the Company for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2002 and 2001 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

        Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for 2001 as filed with the U.S.  Securities and Exchange Commission.

        The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

        Cash paid for interest for the three months ended March 31, 2002 and 2001 was  $11,513 and $15,256, respectively. During the quarter ended March 31, 2002, the Company had a non-cash transaction related to the conversion of a note payable, including related accrued interest in to shares of the Company’s common stock. This transaction is described in greater detail in Note 3. In the three months ended March 31, 2001, the Company had a non-cash transactions related to the issuance of a note payable in the amount of $100,000 in connection with a lawsuit settlement. This settlement was accrued at December 31, 2000.

3.     Capital Stock

        In the quarter ended March 31, 2002, the Company issued 762,832 restricted shares of its common stock and received net proceeds of $370,652 cash in exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $136,250 and issued 230,000 shares of common stock as the result of the exercise of options during the quarter. The Company also issued 479,911 shares of restricted common stock in payment of a convertible note payable and related accrued interest. The gross amount of the note was $250,000 and related accrued interest was $18,750.

4.     Notes Payable and Long Term Debt

        The Company issued a note payable due December 31, 2002 in the gross amount of $500,000 during the quarter ended March 31, 2002. This note and resulting accrued interest due is convertible into shares of the Company’s common stock at a rate of $0.50 per share. The Company valued the conversion rights at $60,000 and recorded this as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.        Contingencies

Litigation

        The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.  Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000. The Company was not served with notice of this suit until December 5, 2000. It is the Company’s view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company’s home county of Travis County. The Company is vigorously pursuing its claim against TDS and is seeking substantial damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement. The case, originally scheduled for trial in June 2002, is now scheduled for trial in September 2002.

        The Company is a defendant in other lawsuits described in greater detail in its 2001 annual report on Form 10-KSB.

6. Business Segments

Following is information related to the Company’s business segments for the quarters ended March 31, 2002 and 2001:

	ANI	SBOA	EBT	All Other	Total

2002

Revenue	$ 264,592	$ 796,866	$ 20,485	$ -	$ 1,081,943

Profit (Loss)	(358,493)	2,209	(402,619)	(610,039)	(1,368,942)

Expenditures for
long-lived assets	29,249	462	12,028	1,990	43,729

2001

Revenue	$ 149,737	$ 529,855	$ -	$ -	$ 679,592

Profit (Loss)	(389,574)	(61,718)	(523,634)	(311,377)	(1,286,303)

Expenditures for
long-lived assets	84,989	29,684	203,948	3,554	322,175

7.     Related Party Transactions

        The Company has made a non-interest bearing advance in the amount of $62,500 to its President and Chief Operating Officer, Dr. Zvi Yaniv. The advance as been classified as long-term because there are no scheduled repayment terms.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.     Subsequent Events

        In April 2002,  the Company received $300,000 and issued 600,000 share of common stock in exempt offerings under Regulation D of the Securities Act of 1933. In addition, the Company converted $250,000 of notes payable and $15,000 in related accrued interest to common stock at a price of $0.50 per share in lieu of a cash payment. A total of 530,000 shares were issued in connection with this conversion.

9.     Recently Issued Accounting Standards

        In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. Adoption of these pronouncements did not have a material effect on the financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

        This Form 10-QSB contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-QSB containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

        Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-QSB.  In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-QSB, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

        Three Months Ended March 31, 2002 and 2001:

OVERVIEW

        During the quarter ended March 31, 2002, our primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. (“SBOA”) subsidiary and reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and in the development of our electronic display products. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001, we expect to incur additional research and development expenses throughout 2002 in developing our CFE technology. We expect to begin receiving revenues through our Electonic Billboard Technology, Inc. (“EBT”) subsidiary related to its electronic display products during the current year. We expect this revenue to be both as the result of product sales and the sale of advertising on company owned displays installed on customer premises.

OUTLOOK

        We expect our external cash needs for 2002 to be approximately $6.0 million, of which approximately $1.4 million has already been raised. We intend to fund those needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities.  A license agreement with a substantial up-front payment could significantly reduce this number. Successful introduction of our electronic display products resulting in significant customer orders would cause our cash needs to exceed these levels, however, such customer orders would also result in increased availability of funding.

          We anticipate that losses will continue throughout 2002 as we continue to fund the development of our CFE nanotube technology and continue installations of our electronic display products. There can be no assurance that we will be profitable in the future.  Full commercial development of our technology and electronic billboard and related electronic display will require additional funds that may not be available at terms acceptable to us.

        We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic display products. However, our current cash, including commitments, is only sufficient to allow us to maintain operations for approximately four to six weeks. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

        Effective January 1, 2002, ANI entered into a contract with a large Japanese display manufacturer to perform contract research related to our CFE nanotube technology.  A payment of $500,000 was received in January 2002. This revenue is being recognized as it is earned under the contract.

        In January 2002, EBT announced that it will roll out its electronic display products to approximately 80 McDonald’s locations in Hawaii. The products will be installed and owned by EBT. McDonald’s and EBT will share in the advertising revenue generated by the displays. The roll out will begin after certain levels of advertising have been presold.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001 FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. Adoption of these pronouncements did not have a material effect on the financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

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

RESULTS OF OPERATIONS

        Our revenues for the quarter ended March 31, 2002 (the “2002 Period”) totaled $1,081,943 compared to $679,592 for the quarter ended March 31, 2001 (the “2001 Period”). During the 2002 Period, we had revenues of  $796,866 from SBOA, $264,592 from ANI, and $20,485 from EBT.  The ANI revenues in the both periods were all the result of reimbursed research expenditures under government programs and private research contracts. In the 2001 Period, ANI had revenues of  $149,737. The SBOA revenues in both periods were all from the sale of signs designed, manufactured, or installed by SBOA. Revenues from SBOA increased to $796,866 in the 2002 period from $529,855 in the 2001 period. The EBT revenues in the 2002 Period resulted from the sale of miscellaneous products and services. There were no EBT revenues in the 2001 Period.

        We had a total revenue backlog of $1,009,226 as of March 31, 2002. The portion of that backlog that related to SBOA was $461,762. This represents a decrease from the SBOA backlog of $581,589 at March 31, 2001. ANI had a total backlog of $522,464 at March 31, 2002, of which $329,411 was related to privately funded research and $193,053 was related to government-funded research. At March 31, 2001, ANI had a backlog of $559,148 related to government-funded research and $473,448 related to privately funded research. EBT had no backlog at March 31, 2001 and a backlog of $25,000 at March 31, 2002. EBT expects to begin generating advertising during the current fiscal year as a result of the installation of its electronic displays at customer sites.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

        For the 2002 Period, our cost of sales was $810,316, or 75% of revenues, as compared with $566,938, which was 83% of revenues, for the 2001 Period. The resulting margin of 25% in the 2002 Period was higher than the 17% margin in the 2001 Period. This increased margin resulted primarily from increased overall revenues, particularly at SBOA, that resulted in a greater absorption of fixed costs.  We expect our future margins to continue to increase from the 25% margin that resulted in this quarter as EBT begins to generate advertising revenue from its electronic display products and as ANI enters into additional license or royalty agreements. Based on the strength of the SBOA backlog at March 31,  2002, we also expect margins at SBOA  to continue to remain at current levels.

        Our  selling, general, and administrative expenses were $1,045,835 for the 2002 Period, compared with $965,328 for the 2001 Period. The primary reason that the 2002 period was higher than the 2001 period related to increased payroll related costs. This results from both new employees and higher payroll costs associated with existing employees.

        We incurred research and development expenses  of $ 396,885 for  the 2001 Period.  Our research and development cost decreased slightly in the 2002 Period to $376,084.  This decrease results both from a higher level of outside funding for our research and a greater focus on deployment of EBT products, rather than continued development. We expect total research and development expense to decline for the balance of the year.  We expect to continue to incur expense in 2002 in support of additional research and development activities related to the commercial development of our CFE nanotube technology and our electronic display technology, however we expect the overall research and development expense in 2002 to be lower than 2001 as a result of the increased funding available to ANI and the transition of EBT products from the development stage to the installation stage. We also expect internally funded research and development to decrease from the 1st quarter level for the same reasons.

        We had net realized and unrealized losses on our marketable securities portfolio of $22,488 in 2001 as compared with net realized and unrealized gains of $1,520 in 2002. Our interest expense increased substantially in the 2002 Period because of our substantially increased use of debt, rather than equity, funding during the period.

FINANCIAL CONDITION AND LIQUIDITY

        At March 31, 2002, we had cash and cash equivalents in the amount of $372,066 as compared with cash and cash equivalents of $261,861 at December 31, 2001.  This increase in cash is primarily the result of cash provided by financing activities, partially offset by cash used in operating activities and cash used in investing activities. The cash used in  operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2002 Period of $784,004 was substantially higher than the $349,601 used in the 2001 Period. The primary reason for the increase was that fewer advance payments were received from customers during the 2002 period and increased customer receivable levels at March 31, 2002.

        As described in greater detail in the notes to the financial statements, we received net proceeds of $506,901 from the issuance of common stock related to private placements and options during the 2002 Period, as compared with $1,934,368 from the issuance of common stock, including shares related to options and warrants, during the quarter ended March 31, 2001.  The primary reason for this increase relates to a higher level of private placement activity during the 2001 Period to provide an increased level of working capital for the Company. We also received $500,000 in proceeds from the issuance of notes payable during the 2002 Period.

        Cash used in investing activities during the 2002 Period was $44,608 as compared with cash used by investing activities of  $359,663 for the 2001 Period. The cash used in the 2001 Period resulted primarily from the purchase of equipment and electronic display products. The cash used in the 2002 Period resulted primarily from the purchase of research equipment.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. In the event that we need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditors, Sprouse & Anderson, L.L.P., expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated  past losses from operations and our working capital deficiency. See “Independent Auditor’s Report.” We have received similar opinions from our auditors in each year since 1995.

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

        The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development, testing, and marketing require more funding than anticipated, we may be required to curtail our expansion or seek additional financing from other sources.

ITEM 2: PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.  Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract in the 272nd Judicial District Court in Brazos County Texas on July 26, 2000. The Company was not served with notice of this suit until December 5, 2000. It is the Company’s view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company’s home county of Travis County. The Company is vigorously pursuing its claim against TDS and is seeking substantial damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement. The case, originally scheduled for trial in June 2002, is now scheduled for trial in September 2002.

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

SI DIAMOND TECHNOLOGY, INC. (Registrant)

Date: May 1, 2002	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2002	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2002	/s/ Tracy Vaught Tracy Vaught Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

    Exhibit

            11    Computation of (Loss) Per Common Share