Form 10KSB/A
period 2001-12-31
SI DIAMOND TECHNOLOGY INC
filed 2002-06-25
CIK 891417

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

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board system on June 7, 2002 of $0.40, was approximately $27,720,822.   Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        As of June 7, 2002, the registrant had 70,642,605 shares of Common Stock issued and outstanding.

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

We have no current royalty agreements producing revenue

                     Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell.  We have no plans to manufacture and sell any carbon nanotube field emission products ourselves, and as such, we have no carbon nanotube field emission product revenues.  We signed a license agreement in 1999, for a one-time, up front, payment of approximately $5.6 million.  This was a non-exclusive license to Canon, Inc.  that covered substantially all of our patents, including a portion of those related to the carbon nanotube field emission technology.  This license will produce no future revenue unless Canon decides to license the remaining patents.  We have no license agreements at the present time that will provide any future revenues.  Upon completion of the development process, we expect to license our technology to be used in the HYFED™ and PET products, as well as other carbon nanotube applications.  See additional discussion related to the HYFED™ and PET products  in the risk factor “Our product development is in its early stages and the outcome is uncertain”.  It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there can be no assurance that will occur.  We would expect to license our technology for these products, if they are successfully developed to some or all of our development partners that were previously identified or to other third parties interested in manufacturing the products.

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

                    The first product being developed is a Picture Element Tube (“PET”) intended for use initially in large indoor displays.  If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays.  We are jointly developing this product with Futaba Corporation (see Exhibit 10.13 to this annual report on form 10-KSB/A).  We are overseeing the project and incurring the majority of the costs.  Futaba has provided us $1.1 million to cover our portion of the cost.  Futaba is also incurring internal costs related to the research; however the $1.1 million that we are incurring represents the majority of the costs incurred on the project.  Upon completion of the project, Futaba has the right to enter into a license agreement with us to allow them to manufacture the product.  Terms of the license agreement have not been negotiated, however the $1.1 million paid by Futaba can be applied to any license fees due from Futaba to us.  We anticipate that any license agreement would involve both an initial up-front payment and ongoing royalties.  Any jointly developed intellectual property will be jointly owned by the two parties; however any such intellectual property would be based on our underlying patented technology and therefore would still require Futaba to license our technology.  The PET or displays may not be successfully developed.

                    We are also working on a product called the HyFED™, which combines what we believe to be the best properties of a cathode ray tube (“CRT”) and our carbon nanotube field emission technology.   It is our intention to license our HyFED™ technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs.  We are jointly developing this product with the aid of a consortium that includes Electrovac GESMBH, Imaging System Technology, Inc., Supertex, Inc., Schott Fiber Optics, Lead Sangyo Co., Ltd., Shanghai Novel Color Picture Tube Co., Ltd., and Shanghai Vacuum Electron Devices Co., Ltd.  (see exhibits 10.15 through 10.21 to this annual report on form 10-KSB/A).  We are overseeing this consortium and expect to incur approximately 50% of the total costs of the consortium over the life of the project.  Each member of the consortium is responsible for its own costs.  We expect to incur in excess of $200,000 in costs during 2002 and expect to complete the project by the end of 2002.  Upon completion of the project, each consortium member has the first right to enter into agreements with us to license our technology.  We expect any products that are developed to be manufactured by other members of the consortium.  No terms have been negotiated for any potential license agreements.

                    We currently supply cathodes using our carbon nanotube field emission technology to Oxford Instruments, Inc.  in small quantities as described in greater detail on page 2 of this 10-KSB/A under “Business Development Strategies”.

                        If either the HyFED™, or the PET are developed using our carbon nanotube field emission technology are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products.  At the present time, the only revenue that we receive related to our carbon nanotube field emission technology is related to reimbursed research expenditures and the cathode sales to Oxford Instruments.  These revenues are identified in our quarterly filings on form 10QSB and our annual filings on form 10KSB/A as revenues of our Applied Nanotech, Inc.  subsidiary in the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” sections.

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

We are exposed to litigation liability

                    We have lawsuits that arise in the normal course of business, including lawsuits by various trade creditors related to payment of amounts due.  We have been subject to litigation in the past and have settled litigation in the past that has resulted in material payments.  We expect all current lawsuits to be resolved with no material impact on our financial statements, and we are unaware of any other potential significant litigation.  If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.

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

                    We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to fund operations until we reach that point.  We have the existing resources to continue operations for approximately four to six weeks. We have been operating in this manner for an extended period of time, and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed, although there can be no assurance that this is the case.   Our plan is primarily dependent on raising funds through the licensing of our technology, revenue generated from the installation of our electronic display products, and through debt and equity offerings.

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

                    We have also licensed certain patents related to carbon nanotube technology from Till Keesman.  We are obligated to pay 50% of any royalties that we receive related to these patents to Mr. Keesman.  If minimum royalties, or a payment in lieu of royalties, of $500,000 have not been paid by the end of June, 2002, the license will terminate at that time.  If minimum royalties of $500,000 have been paid by the end of June 2002, but minimum royalties, or payments in lieu of royalties, of $1,000,000 have not been paid by May, 2004, the license will terminate at that time.  The effect of termination of this license could have a significant impact on us.  At the present time, we have no product or revenue that is dependent on these patents.  We are developing products that may depend, in part, on these patents, including both the HYFED™ and PET.  If these products are successfully developed and they use the licensed technology, termination of this license agreement would have a significant negative impact.  We expect to make the minimum payments due under the agreement if we have products or other licenses that are dependent on these patents.  This payment could have a significant impact on our liquidity if it is paid in cash, or cause us to raise additional funds through the issuance of equity or debt.

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

                  Carbon Nanotube Field Emission Technology.  The major short run focus of NANOTECH is the continued development and commercialization of its carbon nanotube field emission technology.   Our current research and development efforts are focused on developing our technology for use in the display, medical, x-ray, and wireless communication industries.  We have two main potential products for the display industry, the HyFED and the PET.

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

                  As a result of our agreement with Kaleidoscope, we signed an agreement with McDonald’s to install our E-Window and E-Banner products at several locations for a test that ran through June 2001.  These tests resulted in an increase in the unit sales of the items featured on the displays and the test was expanded in scope and to additional locations.  McDonald’s of Hawaii has since decided to install these display products in all of its approximately 80 locations for both internal use and to allow advertising within its restaurants.

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

                  Till Keesman.  We licensed 6 patents from Till Keesman in exchange for a payment of $250,000 payable in shares of our common stock.  Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement.  The agreement also contains provisions related to minimum license fee payments.  If we do not pay minimum additional license fees of $500,000 by June 2002, the license will terminate at that point.  If we do not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in June 2002) by May 2004, the license will terminate at that point. We are not obligated to make any additional payments, but the license may terminate if these payments are not made.  We expect to make the minimum payments to retain our rights to the patents, even if sufficient royalties have not been generated yet by the patents.

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

Employees

                  As of June 7, 2002, we had 58 full-time employees, including five executive officers.  Within the next twelve months, if business conditions support it, we expect to hire additional employees.  We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

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

                  The Company previously had a royalty agreement with Texas Digital Systems, Inc.  (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.   Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement.  The Company believed that TDS was continuing to ship products using our technology and contacted TDS.  TDS responded, in part, by filing suit against the Company and its subsidiary, Electronic Billboard Technology, Inc.  for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July 26, 2000.  The Company was not served with notice of this suit until December 5, 2000.  It is the Company’s view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company’s home county of Travis County.  TDS has alleged unspecified damages in excess of $500,000.  The Company has filed a counterclaim against TDS and intends to vigorously pursue this claim against TDS and seek damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement.  The case is currently scheduled for trial in September 2002.

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

		High	Low
2000	First Quarter	$4.28	$1.67
	Second Quarter	$3.00	$1.03
	Third Quarter	$1.80	$0.94
	Fourth Quarter	$1.09	$0.22

2001	First Quarter	$1.23	$0.39
	Second Quarter	$1.65	$0.76
	Third Quarter	$1.23	$0.74
	Fourth Quarter	$1.01	$0.45

2002	First Quarter	$0.87	$0.56
	Second Quarter (through June 7, 2002)	$0.74	$0.40

                  On June 7, 2002, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.40.   As of June 7, 2002, there were approximately 325 shareholders of record for our common stock.

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

                  Information required in this Item 5 of our Annual Report on Form 10-KSB concerning information as to all equity securities issued by us during the last three fiscal years that were not registered under the Securities Act of 1933 is presented below.  Additional information is contained in “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition,” or in Note 11 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB/A.

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

OUTLOOK

                     We expect our cash needs for 2002 to be approximately $6.0 million, of which $1.7 million has already been raised.  We intend to fund those needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities.   Successful introduction of our electronic display products resulting in significant customer orders would cause our cash needs to exceed that, however, such customer orders would also result in increased availability of funding.

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

                    We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue.  Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings.  We are also concentrating on raising revenue by seeking customers for our electronic display products.  However, our current cash is only sufficient to allow us to maintain operations for approximately 4 to 6 weeks.  We believe that we have the ability to continue to raise short term funding, as needed, to enable us to continue operations until our plan can be completed.  As part of this plan, we are exploring strategic options that may include the partial sale or spin-off of either Electronic Billboard Technology, Inc. or Applied Nanotech, Inc., or a combination thereof.

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
Austin, Texas

We have audited the accompanying consolidated balance sheet of SI Diamond Technology, Inc.  and Subsidiaries (collectively, the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity <deficit> and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Diamond Technology, Inc.  and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S.  generally accepted accounting principles.

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
June 7, 2002

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

Scheduled maturities for

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

6.      Capital Lease Obligations :

           Capital leases payable at December 31, 2001 and 2000 consisted of the following:

	2001	2000

Three capital leases for copier equipment due in monthly installments totaling $2,435 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment is included in office equipment at a cost of $118,969 and accumulated amortization of $27,085.	$126,617	$–

Less Interest	24,811	–

Less current portion	19,987	–

Capital Lease Obligations, long-term	$81,819	$–

 Scheduled maturities for long-term debt and capital lease obligations for the years ended December 31, are as follows:

2002	$ 84,418
2003	61,915
2004	24,331
2005	26,946
2006 and thereafter	8,459

Total	$206,069

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

9.      Notes Payable and Long-Term Debt :

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

SI DIAMOND TECHNOLOGY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.         Commitments and Contingencies (continued):

Till Keesman Agreement

           In May 2000, the Company licensed 6 carbon nanotube patents from Till Keesman in exchange for a payment of $250,000 payable in shares of the Company’s common stock.  Under the terms of the agreement, the Company is obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents.  The company is allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement.  The agreement also contains provisions related to minimum license fee payments.  If the Company does not pay minimum additional license fees of $500,000 by June, 2002, the license will terminate at that point.  This payment could have a significant impact on our liquidity if it is paid in cash, or cause us to raise additional funds through the issuance of equity or debt.  If the Company does not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in June 2002) by May 2004, the license will terminate at that point.  The Company is not obligated to make any additional payments, but the license may terminate if these payments are not made.  Accordingly, the initial payment of $250,000 for the patents is being amortized over a period of approximately two years.

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

           The Company previously had a royalty agreement with Texas Digital Systems, Inc.  (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.   Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement.  The Company believed that TDS was continuing to ship products using our technology and contacted TDS.  TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000.  The Company was not served with notice of this suit until December 5, 2000.  It is the Company’s view that the TDS claim against the Company has little merit and that a significant reason that TDS filed suit was to obtain venue in its home venue of Brazos County rather than in the Company’s home county of Travis County.  The Company has filed a counterclaim against TDS and intends to vigorously pursue this claim against TDS and seek damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement.

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

           During the period from January 1, 2002 through June 7, 2002, the Company received $1,351,410 in proceeds and issued 2,733,110 shares of common stock in connection with option exercises and private placements of the Company's common stock.

           In May, 2002, the Company's Board of Directors approved the exploration of strategic options related to the Companies subsidiaries that may include the partial sale or spin-off of either Electronic Billboard Technology, Inc. or Applied Nanotech, Inc., or a combination thereof.

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

EMPLOYMENT AGREEMENTS

                    The Company has entered into an employment agreement with Dr. Zvi Yaniv, its president and chief operating officer.  The agreement calls for an annual base salary of $150,000 and for the Company to provide a vehicle for his use.  The agreement can be terminated by either party with or without cause with 30 days notice.  If the agreement is terminated by the Company without cause, the Company is obligated to pay severance equal to nine months salary.

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

Marc W.  Eller
Philip C.  Shaffer
David R.  Sincox                                                    Directors                                               June 7, 2002
Ronald J.  Berman
Chuck Bailey
Dr. Zvi Yaniv
Eddie Lee
Adam Dunayer

Item 11.    Security Ownership of Certain Beneficial Owners and Management

CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information with respect to the beneficial ownership of shares of each class of the SI Diamond’s voting stock as of June 7, 2002, by each person known to be the beneficial owner of 5% or more of the outstanding voting stock of each such class.  For the purposes of this Annual Report on Form 10-KSB/A, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

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

Security Ownership of Management

              Set forth below is certain information with respect to beneficial ownership of SI Diamond’s common stock as of June 7, 2002, by each Director, each Named Executive Officer and by the directors and executive officers as a group.  Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Common Stock Beneficial Ownership (1)	Percentage of Class
Philip C. Shaffer	662,702	*
David R. Sincox	465,000	*
Charles C. Bailey	93,333	*
Marc W. Eller	646,296	*
Adam Dunayer	5,000	*
Ronald J. Berman	1,083,722	1.52%
Dr. Zvi Yaniv	1,586,000	2.20%
All Executive Officers and Directors as a group (10 persons)	5,323,266	7.13%

_________________________

*	Less than 1%
(1)

Included in the amounts indicated are shares that are subject to options exercisable within sixty (60)-days of June 7, 2002 pursuant to Rule 13d-3(d)(1) of the Exchange Act.  The number of such shares are 550,000 for Mr. Shaffer; 340,000 for Mr. Sincox; 464,383 for Mr. Berman; 1,550,000 for Mr. Yaniv; 93,333 for Mr. Bailey; 200,000 for Mr. Eller; and 3,982,716 for the Directors and executive officers as a group.

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

SI DIAMOND TECHNOLOGY, INC. By: //s//Marc W. Eller Marc W. Eller, Chief Executive Officer June 7, 2002

             In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	June 7, 2002
//s// Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer)	June 7, 2002
//s// Tracy Vaught Tracy Vaught	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 7, 2002
Philip C. Shaffer* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Adam Dunayer* Dr. Zvi Yaniv*	Directors	June 7, 2002

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

4.4*

Form of Regulation D Subscription agreement by and between the Company and the participants of private placements (Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.5*

Form of Registration Rights Agreement by and between the Company and the participants of private placements (Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.6*

Form of Secured Convertible Promissory Note between the Company as maker and the private lenders to the Company (Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001)

10.1*	Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996 (Exhibit 10.1 to the Company’s report on Form 10-QSB for the fiscal quarter ended September 30, 1996).
10.2*

Amendment, dated April 29, 1999,  to Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996  (Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001)

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

10.14*

Agreement of Research and Development by and between the Applied Nanotech, Inc. (formerly Field Emission Picture Element Technology, Inc.) and Futaba Corporation for Phase II development (Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001)

10.15*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Electrovac Ges.m.b.H. (Exhibit 10.2 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.16*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Imaging System Technology, Inc. (Exhibit 10.3 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.17*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Supertex, Inc. (Exhibit 10.4 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.18*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Schott Fiber Optics. (Exhibit 10.5 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.19*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Lead Sangyo Co., Ltd. (Exhibit 10.6 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.20*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Shanghai Novel Color Picture Tube Co., Ltd. (Exhibit 10.7 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.21*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Shanghai Vacuum Electron Devices Co., Ltd. (Exhibit 10.8 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.22*	Letter on change in certifying accountant (Exhibit 16 to the Company’s Current Report on Form 8K dated November 21, 2001)
10.23*

Memorandum of Understanding dated February 20, 2002 between Electronic Billboard Technology, Inc. and Jake Schroepfer (Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001)

10.24*

Agreement for use and non-disclosure of confidential and proprietary information dated February 20, 2002 between SI Diamond Technology, Inc. and Jake Schroepfer (Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001)

11*	Computation of (Loss) per Common Share (Exhibit 11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).
21*	Subsidiaries of the Company (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).
24*	Powers of Attorney (Exhibit 24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).