Form 10QSB
period 2002-06-30
SI DIAMOND TECHNOLOGY INC
filed 2002-08-09
CIK 891417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                             Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes  [X]  No [  ]

        As of July 30, 2002, the registrant had 73,288,000 shares of common stock, par value $.001 per share, issued and outstanding.

        Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

SI DIAMOND TECHNOLOGY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$48,127	$261,861
Marketable Securities	25,500	23,850
Accounts receivable, trade – net of allowance for doubtful accounts of $52,911 in 2002 and $47,581 in 2001	421,895	528,147
Inventories	193,295	232,389
Prepaid expenses and other assets	115,750	94,189

Total current assets	804,567	1,140,436

Property and equipment, net	667,079	557,431
Intangible assets, net	10,000	70,000
Officer receivable	62,500	62,500
Other Assets	8,688	8,688

Total assets	$1,552,834	$1,839,055

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$862,007	$705,458
Current portion of long-term debt	51,187	64,431
Obligations under capital lease	21,008	19,987
Notes payable	1,531,215	1,398,302
Accrued liabilities	492,709	263,050
Customer deposits	160,454	211,790

Total current liabilities	3,118,580	2,633,018

Notes payable, long-term	13,607	39,832
Obligations under capital lease	71,077	81,819

Commitments and contingencies	–	–

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; Series G convertible, no shares issued and outstanding at June 30, 2002 and 850 shares issued and outstanding at December 31, 2001	–	850
Common stock, $.00l par value, 120,000,000 shares authorized, 72,188,000 and 66,899,584 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	72,188	66,900
Additional paid-in capital	67,472,618	65,324,967
Accumulated deficit	(69,195,236)	(66,338,331)

Total stockholders' (deficit)	(1,650,430)	(945,614)

Total liabilities and stockholders' (deficit)	$1,552,834	$1,839,055

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Revenues
Sign Construction	$572,082	$498,067	$1,368,948	$1,027,922
Government contracts.	121,663	55,416	208,066	78,601
Privately funded	329,411	85,427	500,000	211,979
Other	29,570	–	57,655	–

Total Revenues	1,052,726	638,910	2,134,669	1,318,502

Cost of sales	683,439	541,374	1,493,755	1,108,312
Selling, general and administrative expenses	1,123,189	788,304	2,169,024	1,753,632
Research and development	536,507	545,637	912,591	942,522

Operating costs and expenses	2,343,135	1,875,315	4,575,370	3,804,466

Loss from operations	(1,290,409)	(1,236,405)	(2,440,701)	(2,485,964)

Other income (expense), net
Net realized and unrealized gains (losses)
on marketable securities	(750)	713	770	(21,775)
Interest Expense	(196,874)	(14,338)	(416,732)	(28,607)
Other	70	1,388	(242)	1,401

Loss before taxes	(1,487,963)	(1,248,642)	(2,856,905)	(2,534,945)
Provision for taxes	–	–	–	–

Net loss	(1,487,963)	(1,248,642)	(2,856,905)	(2,534,945)

Less accretion on convertible preferred stock	(16,245)	(21,250)	(37,495)	(42,500)

Net loss applicable to common shareholders	$(1,504,208)	$(1,269,892)	$(2,894,400)	$(2,577,445)

Loss per share
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding
Basic	70,112,730	63,648,286	68,732,758	62,924,823

Diluted	70,112,730	63,648,286	68,732,758	62,924,823

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,856,905)	$(2,534,945)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	173,152	318,674
Amortization of discount on debt	292,913	–
Net realized and unrealized (gain) loss on marketable securities	(770)	21,775
Option repricing expense	–	5,000
Changes in assets and liabilities:
Accounts receivable, trade	106,252	52,414
Notes receivable	–	–
Inventories	39,094	(94,763)
Prepaid expenses and other current assets	(21,561)	(36,324)
Accounts payable and accrued liabilities	419,958	(5,304)
Customer deposits and deferred revenue	(51,336)	461,589

Total adjustments	957,702	723,061

Net cash used in operating activities	(1,899,203)	(1,811,884)

Cash flows from investing activities:
Capital expenditures	(222,800)	(273,373)
Proceeds from the sale of marketable securities	24,980	–
Purchase of marketable securities	(25,860)	(37,487)

Net cash used in investing activities	(223,680)	(310,860)

Cash flows from financing activities:
Repayment of notes payable	(99,190)	(135,814)
Proceeds from notes payable and long-term debt	600,000	–
Proceeds of stock issuance, net of costs	1,408,339	2,510,504

Net cash provided by financing activities	1,909,149	2,374,690

Net increase (decrease) in cash and cash equivalents	(213,734)	251,946

Cash and cash equivalents, beginning of period	261,861	8,818

Cash and cash equivalents, end of period	$48,127	$260,764

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

        The consolidated financial statements of the Company for the three and six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2002 and 2001 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

        Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB/A for 2001 as filed with the U.S.  Securities and Exchange Commission.

        The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

        Cash paid for interest for the six months ended June 30, 2002 and 2001 was $10,617 and $20,013, respectively. During the six months ended June 30, 2002, the Company had non-cash transactions related to the conversion of notes payable, including related accrued interest, into shares of the Company’s common stock. This transaction is described in greater detail in Note 3. In the six months ended June 30, 2001, the Company also had a non-cash transactions related to the issuance of a note payable in the amount of $100,000 in connection with a lawsuit settlement. The settlement was accrued at December 31, 2000.

3.     Stockholders’ Equity

        In the six months ended June 30, 2002, the Company issued a total of 2,780,888 restricted shares of its common stock and received net proceeds of $1,272,089 in a series of exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $136,250 and issued 230,000 shares as the result of the exercise of options during the period. The Company also issued 1,009,911 shares of restricted common stock in payment of two convertible note payables and related accrued interest. The face amount of the notes totaled $500,000 and the related accrued interest was $33,750.

        In June 2002, all remaining outstanding shares of the Company’s Series G Convertible Preferred Stock were converted to common shares. A total of 850 preferred shares were converted into 1,267,617 shares of  common stock.

4.     Notes Payable and Long Term Debt

        The Company issued a note payable due December 31, 2002 in the gross amount of $500,000 during the six months ended June 30, 2002. This note and resulting accrued interest due is convertible into shares of the Company’s common stock at a rate of $0.50 per share. The Company valued the conversion rights at $60,000 and recorded this as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. The Company also issued an additional short-term note payable in the amount of $100,000 to a corporate officer.

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

        The Company is a defendant in other lawsuits described in greater detail in its 2001 annual report on Form 10-KSB/A.

6.     Business Segments

Following is information related to the Company’s business segments for the six months ended June 30, 2002 and 2001:

	ANI	SBOA	EBT	All Other	Total

2002

Revenue	$715,736	$1,368,948	$49,985	$-	$2,134,669

Profit (Loss)	(684,330)	(19,601)	(1,041,367)	(1,111,607)	(2,856,905)

Expenditures for
long-lived assets	52,327	1,301	166,401	2,771	222,800

2001

Revenue	$290,580	$1,027,922	$-	$-	$1,318,502

Profit (Loss)	(829,963)	7,423	(1,176,773)	(535,632)	(2,534,945)

Expenditures for
long-lived assets	6,627	11,436	247,693	7,617	273,373

7.     Related Party Transactions

        The Company has made a non-interest bearing advance in the amount of $62,500 to its President and Chief Operating Officer, Dr. Zvi Yaniv. The advance as been classified as long-term because there are no scheduled repayment terms. The Company has a short-term note payable in the amount of $100,000, bearing interest at a rate of 5% to Mr. Jake Schroepfer, the Chief Executive Officer of Electronic Billboard Technology, Inc.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.     Subsequent Events

        For the period from July 1, 2002 through July 30, 2002, the Company issued a total of 1,100,000 restricted shares of its common stock and received net proceeds of approximately $335,000 in a series of exempt offerings under Regulation D of the Securities Act of 1933.

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

Six months ended June 30, 2002 and 2001

OVERVIEW

        During the six months ended June 30, 2002, the Company's primary revenues were earned as a result of the construction of signs at our Sign Builders of America, Inc. (“SBOA”) subsidiary and reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon  Nanotube Based Field Emission (“CFE”) Technology and in the development of our electronic display products. As more fully discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2001, we expect to incur additional research and development expenses throughout 2002 in developing our CFE technology. We began receiving revenues from our Electronic Billboard Technology, Inc. (“EBT”) subsidiary in the 1st half of 2002 as the result of the sale of electronic display products.

OUTLOOK

        We expect our external cash needs for 2002 to be approximately $5.0 million, of which approximately $2.3 million has already been raised. We intend to fund our overall cash needs through a combination of SBOA sales, reimbursements for research, license agreements, and issuance of debt and equity securities.  Successful introduction of our electronic display products resulting in significant customer orders could cause our cash needs to exceed these levels, however, such customer orders would also result in increased availability of funding.

          We anticipate that losses will continue in 2002 as we continue to fund the development of our CFE technology and continue installations of our electronic display products. There can be no assurance that we will be profitable in the future. Our future profitability is dependent on either generating significant revenues through EBT, or the signing of significant royalty agreements.  Full commercial development of our technology and electronic display will require additional funds that may not be available at terms acceptable to us.

          We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to reach that point. We have the existing resources, including commitments, to continue operations for approximately two to three months. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. We are also concentrating on raising revenue by seeking customers for our electronic display products.

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

RECENT DEVELOPMENTS

        Effective January 1, 2002, ANI entered into a contract with a large Japanese display manufacturer to perform contract research related to our CFE nanotube technology.  A payment of $500,000 was received in January 2002. This revenue was recognized as it was earned under the contract. The contract was completed as of June 30, 2002.

        In June 2002, we announced that our board of directors approved the exploration of strategies to separate EBT and ANI by either the partial sale and/or spin off of either subsidiary. No transaction has been completed yet, but we continue to evaluate potential alternatives.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, FAS 141, Business Combinations, and FAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. Adoption of these pronouncements did not have a material effect on the financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

        In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

        Our revenues for the second quarter ended June 30, 2002 totaled $1,052,726 compared to $638,910 for the second quarter of 2001. We earned $2,134,669 in revenues during the six month period ended June 30, 2002, (the “2002 Period”) as compared with $1,318,502 during the six month period ended June 30, 2001 (the “2001 Period”). During the 2002 Period, we had revenues of $1,368,948 from SBOA, $715,736 from ANI, and $49,985 from EBT. In the 2001 Period, we had revenue of $1,027,922 from SBOA, $290,580 from ANI, and no revenue from EBT. The ANI revenues in both periods were substantially all the result of reimbursed research expenditures. In the 2002 Period, $208,066 of these reimbursements were from government programs, $500,000 was from a private research contract with a large Japanese display manufacturer, and $7,670 from miscellaneous product sales. In the 2001 Period, $78,601 of these reimbursements were from government programs, and $211,979 was from a private research contract with the same display manufacturer. The SBOA revenues in both periods were all from the sale of signs designed, manufactured, or installed by SBOA. Revenues increased by approximately 33% at SBOA in the 2002 Period as compared with the 2001 Period. During the 2002 Period, EBT received $49,985 from the sale of products and services.

        We had a total revenue backlog of $498,140 as of June 30, 2002, which represents a substantial decrease from the total revenue backlog of $1,604,996 that existed at June 30, 2001. The SBOA backlog at June 30, 2002 was $461,936 compared with $590,512 at June 30, 2001. At June 30, 2002 ANI had a government contract backlog of $36,204. The ANI backlog at June 30, 2001 was $1,014,484 and was composed of $608,679 related to government-funded research and $405,805 related to privately funded research. EBT had no backlog at either June 30, 2002 or 2001. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

        For the 2002 Period, our cost of sales were $1,493,755, or a gross margin of 30%, as compared with $1,108,312or a gross margin of 16%, for the 2001 Period This increased margin resulted primarily from increased overall revenues, particularly at SBOA, that resulted in a greater absorption of fixed costs.  We expect our future margins to continue to increase from the 25% margin that resulted in this quarter as EBT begins to generate advertising revenue from its electronic display products and as ANI enters into additional license or royalty agreements. Based on the strength of the SBOA backlog at June 30, 2002, we also expect margins at SBOA  to continue to remain at current levels.

        Our selling, general, and administrative expenses were $2,169,024 for the 2002 Period, compared with $1,753,632 for the 2001 Period. The primary reason for the increase was an increase in payroll and related costs, particularly as a result of new hires at EBT.

        We incurred research and development expenses  of $912,591 in  the 2002 Period.  This was slightly lower than the $942,522 incurred in the 2001 Period and results from a slightly lower level of research activity. We expect to continue to incur expense throughout the remainder of  2002 in support of additional research and development activities related to the commercial development of our CFE technology and our electronic products. We expect the overall research and development in 2002 to be lower than 2001 as a result of the increased funding available to ANI and the transition of the EBT products from the development stage to the installation stage. We also expect internally funded research and development expense to decrease slightly in the second half of the year for the same reasons.

We had net realized and unrealized gains on our marketable securities portfolio of $770 in 2002 as compared with net realized and unrealized losses of $21,775 in 2001. Our interest expense increased from $28,607 in 2001 Period to $416,732 in the 2002 Period as a result of our greater reliance on debt to fund our operations in the 2002 Period than in the 2001 Period.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

        At June 30, 2002, we had cash and cash equivalents in the amount of $48,127 as compared with cash and cash equivalents of $261,861 at December 31, 2001.  This decrease in cash is primarily the result of cash used in operating activities and cash used in investing activities, partially offset by cash provided by financing activities .. The cash used in  operations was primarily the result of our net operating loss for the periods. The cash used in operating activities during the 2002 Period of $1,899,203 was slightly higher than the $1,811,884 used in the 2001 Period. The primary reason for the increase was the increased operating costs at EBT, partially offset by increased research and development spending during the 2002 Period.

        As described in greater detail in the notes to the financial statements, we received proceeds of $1,408,339 from the issuance of common stock related to private placements and options during the 2002 Period, as compared with $2,510,504 from the issuance of common stock, including shares related to options and warrants, during the 2001 Period.  The primary reason for this decrease relates to a higher level of private placement activity during the 2001 Period to provide an increased level of working capital for the Company and higher option exercise activity during the 2001 Period as a result of the higher stock price at that time. We also raised approximately $335,000 of additional funds from July 1, 2002 through July 30, 2002 through private placements of our common stock and an additional $100,000 through the issuance of short-term notes payable.

        Cash used in investing activities during the 2002 Period was $223,680 as compared with cash used by investing activities of  $310,860 for the 2001 Period. The cash used in both periods was primarily the result of capital expenditures at EBT.

            The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. In the event that we need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of our products and their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future. Our independent auditor’s, Sprouse & Anderson, L.L.P., expressed uncertainty as to the ability of the Company to continue as a going concern based on current losses and accumulated  past losses from operations and our past reliance on raising outside capital. See “Independent Auditor’s Report.” We have received similar opinions from our auditors in each year since 1995.

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

        (a)   Exhibits:  See Index to Exhibits on page 15for a descriptive response to this item.

        (b)   Reports on Form 8-K:

               (1)     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI DIAMOND TECHNOLOGY, INC. (Registrant)

Date: August 5, 2002	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2002	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2002	/s/ Tracy Vaught Tracy Vaught Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

    Exhibit

         11       Computation of (Loss) Per Common Share

         99.1    Certification of Periodic Financial Reports

         99.2    Certification of Periodic Financial Reports