Form 10QSB
period 2002-09-30
SI DIAMOND TECHNOLOGY INC
filed 2002-11-07
CIK 891417

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                             Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes  [X]  No [  ]

        As of November 1, 2002, the registrant had 75,163,730 shares of common stock, par value $.001 per share, issued and outstanding.

        Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

SI DIAMOND TECHNOLOGY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$218,098	$261,861
Marketable equity securities	–	23,850
Accounts receivable, trade – net of allowance for doubtful accounts of $0 in 2002 and $47,581 in 2001	56,528	528,147
Inventories	–	232,389
Assets held for sale	250,000	–
Prepaid expenses and other current assets	168,664	94,189

Total current assets	693,290	1,140,436

Property and equipment, net	186,696	557,431
Intangible assets, net	–	70,000
Officer receivable	62,500	62,500
Other assets	800	8,688

Total assets	$943,286	$1,839,055

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$490,108	$705,458
Current portion of long-term debt	52,467	64,431
Obligations under capital lease	17,112	19,987
Notes payable	1,540,645	1,398,302
Accrued liabilities	573,014	263,050
Deferred revenue	414,287	–
Customer deposits	–	211,790

Total current liabilities	3,087,633	2,663,018

Notes payable, long-term	–	39,832
Obligations under capital lease	51,629	81,819
Commitments and contingencies	–	–

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; Series G convertible, no shares issued and outstanding at September 30, 2002 and 850 shares issued and outstanding at December 31, 2001	–	850
Common stock, $.00l par value, 120,000,000 shares authorized, 75,163,730 and 66,899,584 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	75,163	66,900
Additional paid-in capital	68,375,451	65,324,967
Accumulated deficit	(70,646,590)	(66,338,331)

Total stockholders' (deficit)	(2,195,976)	(945,614)

Total liabilities and stockholders' (deficit)	$943,286	$1,839,055

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues
Government contracts	46,086	225,816	254,152	304,417
Privately funded research	85,713	162,988	585,713	374,967
Other	87,191	26,021	144,846	26,021

Total Revenues	218,990	414,825	984,711	705,405

Cost of sales	231,873	377,186	811,456	870,548
Selling, general and administrative expenses	1,043,764	551,653	2,740,668	1,901,338
Research and development	295,049	639,464	1,207,640	1,581,986
Impairment charge	176,286	—	176,286	—

Operating costs and expenses	1,746,972	1,568,303	4,936,050	4,353,872

Loss from operations	(1,527,982)	(1,153,478)	(3,951,339)	(3,648,467)

Other income (expense), net
Net realized and unrealized gains (losses)
on marketable securities	(4,167)	(6,767)	(3,397)	(28,542)
Interest Expense	(141,992)	(18,990)	(556,917)	(45,995)
Lawsuit Settlement	435,240	—	435,240	—
Other	201	(5,404)	409	(4,003)

Loss from continuing operations before taxes	(1,238,700)	(1,184,639)	(4,076,004)	(3,727,007)
Provision for taxes	—	—	—	—

Loss from continuing operations	(1,238,700)	(1,184,639)	(4,076,004)	(3,727,007)
Discontinued operations
Loss from operation of SBOA	(71,340)	(119,615)	(90,941)	(112,192)
Loss on disposal of SBOA	(141,314)	—	(141,314)	—

Net loss	(1,451,354)	(1,304,254)	(4,308,259)	(3,839,199)

Less accretion on convertible preferred stock	—	(21,250)	(37,495)	(63,750)

Net loss applicable to common shareholders	$(1,451,354)	$(1,325,504)	$(4,345,754)	$(3,902,949)

Loss per share
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding
Basic	73,767,176	66,041,136	70,429,339	63,971,176

Diluted	73,767,176	66,041,136	70,429,339	63,971,176

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,308,259)	$(3,839,199)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	247,320	469,548
Amortization of discount on debt	352,343	–
Loss on disposal of fixed assets	–	9,000
Net realized and unrealized loss on marketable securities	3,397	28,542
Non-cash loss on disposal of SBOA	104,845	–
Impairment charge	176,286	–
Option repricing expense	–	5,000
Common shares issued for services	21,000	–
Changes in assets and liabilities:
Accounts receivable, trade	150,292	(249,222)
Inventories	(46,739)	(122,388)
Prepaid expenses and other assets	(66,587)	8,739
Accounts payable and accrued liabilities	652,537	93,144
Customer deposits and deferred revenue	428,699	308,171

Total adjustments	2,023,393	550,534

Net cash used in operating activities	(2,284,866)	(3,288,665)

Cash flows from investing activities:
Capital expenditures	(228,550)	(261,360)
Proceeds from the sale of marketable securities	46,313	62,308
Proceeds from disposal of equipment	–	15,000
Purchase of marketable securities	(25,860)	(37,487)

Net cash used in investing activities	(208,097)	(221,539)

Cash flows from financing activities:
Repayment of notes payable	(666,389)	(241,872)
Proceeds from notes payable and long-term debt	1,150,000	300,000
Proceeds of stock issuance, net of costs	1,965,589	3,623,591

Net cash provided by financing activities	2,449,200	3,681,719

Net increase (decrease) in cash and cash equivalents	(43,763)	171,515

Cash and cash equivalents, beginning of period	261,861	8,818

Cash and cash equivalents, end of period	$218,098	$180,333

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

        The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2002 and 2001 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

        The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

        Cash paid for interest for the nine months ended September 30, 2002 and 2001 was $24,152 and $27,472, respectively. During the nine months ended September 30, 2002, the Company had non-cash transactions related to the conversion of accounts payable and  notes payable, including related accrued interest, into shares of the Company’s common stock. This transaction is described in greater detail in Note 3.

          In the nine months ended September 30, 2001, the Company also had non-cash transactions related to the issuance of a note payable in the amount of $100,000 in connection with a lawsuit settlement and a capital lease. The lawsuit settlement was accrued at December 31, 2000.

3.     Stockholders’ Equity

        In the nine months ended September 30, 2002, the Company issued a total of 4,809,221 restricted shares of its common stock and received net proceeds of $1,829,339 in a series of exempt offerings under Regulation D of the Securities Act of 1933. The Company also received $136,250 and issued 230,000 shares as the result of the exercise of options during the period. The Company also issued 1,009,911 shares of restricted common stock in payment of two convertible note payables and related accrued interest. The face amount of the notes totaled $500,000 and the related accrued interest was $33,750. In addition, 517,397 shares of common stock were issued to pay $165,308 of accrued interest on other convertible notes. The Company also issued 355,000 shares of its common stock to pay accounts payable in the amount of $112,250 and 75,000 shares of its common stock in payment for services valued at $21,000.

        In June 2002, all remaining outstanding shares of the Company’s Series G Convertible Preferred Stock were converted to common shares. A total of 850 preferred shares were converted into 1,267,617 shares of  common stock.

4.     Notes Payable and Long Term Debt

        The Company issued a note payable due December 31, 2002 in the gross amount of $500,000 during February 2002. This note and resulting accrued interest due is convertible into shares of the Company’s common stock at a rate of $0.50 per share. The Company valued the conversion rights at $60,000 and recorded this as a discount at the time of issuance. In July, the Company also issued a six-month note payable in the amount of $100,000 that is convertible into shares of the Company’s common stock at a discount of 50% of the market value of the common stock at the time of maturity. This conversion right was valued at $50,000 and recorded as a discount at the time of issuance. These discounts are being amortized to interest expense over the term of the notes. The Company also issued two short-term notes payable in the amount of $450,000 and $100,000, respectively,  which were repaid in September 2002.  The $100,000 note was issued to a corporate officer.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     Contingencies

Litigation

        The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.  Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000. The Company was not served with notice of this suit until December 5, 2000. The Company filed a counterclaim against TDS and sought substantial damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement. The case was settled in September 2002 and an 8K was filed as a result of that settlement. All parties agreed to drop all claims against other parties to the lawsuit with no admission of liability by any party and the Company no longer has any potential liability in this matter.

        The Company is a defendant in other lawsuits described in greater detail in its 2001 annual report on Form 10-KSB/A.

6.      Business Segments

Following is information related to the Company’s continuing business segments for the nine months ended September 30, 2002 and 2001:

	ANI	EBT	All Other	Total

2002

Revenue	$856,125	$128,586	$-	$984,711

Loss from continuing
operations	(1,294,003)	(1,287,417)	(1,494,584)	(4,076,004)

Expenditures for
long-lived assets	52,327	171,674	2,771	226,772

2001

Revenue	$700,405	$5,000	$-	$705,405

Loss from continuing	(955,487)	(1,992,344)	(779,176)	(3,727,007)
operations

Expenditures for
long-lived assets	12,403	226,072	9,402	247,877

7.     Related Party Transactions

        The Company has made a non-interest bearing advance in the amount of $62,500 to its President and Chief Operating Officer, Dr. Zvi Yaniv. The advance as been classified as long-term because there are no scheduled repayment terms. The Company also had a short-term note payable in the amount of $100,000, bearing interest at a rate of 5% to Mr. Jake Schroepfer, the former Chief Executive Officer of Electronic Billboard Technology, Inc. The note payable to Mr. Schroepfer was issued in June 2002, initially due in July 2002, and repaid in September 2002.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.     Subsequent Events

        As described in greater detail in Note 10, the Company sold its Sign Builders of America, Inc. operations in October 2002.

9.     Impairment charge

        In August 2002, the Company made the decision to restructure its Electronic Billboard Technology, Inc. subsidiary and focus on licensing its technology to others instead of directly marketing and installing products using its technology. As a result of this decision, the Company recorded an impairment charge of $176,286 to reduce the value of fixed assets, including leasehold improvements and personal property owned by EBT. The Company expects to dispose of these assets prior to December 31, 2002.

10.   Discontinued Operations

        On September 27, 2002, the Company signed a letter of intent to sell all of the assets of Sign Builders of America, Inc. The buyer agreed to pay  $250,000 plus assume substantially all of the liabilities of SBOA. The transaction was closed October 8, 2002 with an effective date of October 1, 2002. Full payment was received at closing. The purchaser was an entity formed by the previous controller of Sign Builders of America, Inc. For comparative purposes, the Company’s financial statements have been presented to reflect SBOA as a discontinued operation in the consolidated statement of operations for all periods presented. The net assets of SBOA have been adjusted to their net realizable value and classified as assets held for sale on the balance sheet at September 30, 2002.

Following is a summary of the net assets of SBOA as of September 30, 2002:

Cash	$6,469
Accounts receivable	321,327
Inventory	279,128
Property, plant, and equipment – net	245,679
Accounts payable	(195,556)
Accrued expenses	(51,059)
Customer deposits	(226,202)
Capital lease obligations	(18,472)

Net Assets	361,314

Recorded loss	111,314

Net carrying value of assets held for sale	$250,000

        A loss of $111,314 was recorded at September 30, 2002 to reduce the net carrying value of the SBOA assets to their net realizable value of $250,000. Additional expenses related to the disposition were accrued as of September 30, 2002 to bring the total expected loss to $141,314.

11.   Recently Issued Accounting Standards

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

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

        In  April 2002, the FASB issued Statement 145, Recision of FASB Statements  4, 44, and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company’s financial statements.

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

Nine months ended September 30, 2002 and 2001

OVERVIEW

        During the nine months ended September 30, 2002, the Company's primary revenues were earned as a result of the reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon  Nanotube Based Field Emission (“CFE”) Technology and in the development of our electronic display products. As more fully discussed in our Annual Report on Form 10-KSB/A for the year ended December 31, 2001, we expect to incur additional research and development expenses throughout 2002 in developing our CFE technology. We sold the assets of our Sign Builders of America, Inc. (“SBOA”) subsidiary, effective October 1, 2002. Accordingly, SBOA is accounted for as a discontinued operation in the financial statements. We have restructured our Electronic Billboard Technology, Inc. (“EBT”) subsidiary to focus on licensing our technology and no longer will market directly to end users, or install products directly at end users. This will substantially reduce the expenditures required at EBT.

OUTLOOK

        We expect our external cash needs for 2002 to be approximately $3.3 million, of which approximately $2.8 million has already been raised. We intend to fund our overall cash needs through a combination of reimbursements for research, license agreements, and issuance of debt and equity securities.

          We anticipate that losses will continue in 2002 as we continue to fund the development of our CFE technology, although we expect these losses to be substantially reduced from previous levels. We have developed a plan to breakeven in 2003, although there is no assurance that this plan will be achieved. There can be no assurance that we will be profitable in the future. Our future profitability is dependent on either generating significant revenues for reimbursed research, or the signing of significant royalty agreements.  Full commercial development of our technology may require additional funds that may not be available at terms acceptable to us.

          We developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to reach that point. We have the existing resources, including commitments, to continue operations for approximately one to two months. We also have a commitment to receive $400,000 of research funding on January 15, 2003. We have been operating in this manner for an extended period of time and we believe that we have the ability to continue to raise short term funding, as necessary, to enable us to continue operations until our plan can be completed. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings.

        This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results would materially and adversely affect us.

RECENT DEVELOPMENTS

        Effective January 1, 2002, ANI entered into a contract with a large Japanese display manufacturer to perform contract research related to our CFE nanotube technology.  A payment of $500,000 was received in January 2002. This revenue was recognized as it was earned under the contract. The contract was completed as of June 30, 2002. In August 2002, ANI entered into an additional research contract and license agreement with the same manufacturer. ANI will complete an additional research project in exchange for a payment of $900,000. The project will take approximately 6 months and started in September 2002. A payment of $500,000 was received in September 2002 and the balance of $400,000 is due in January 2003. ANI also granted the display manufacturer a worldwide non-exclusive license for all the owned and assigned patents of SIDT and ANI. in the field of carbon films/carbon nanotubes electron emission technologies for the manufacturing and sales of flat panel displays. ANI also received a future royalty of 2% of product sales by the licensee that use this technology once those sales exceed $100 million.

        In September 2002, we announced a restructuring of our EBT subsidiary to shift its focus to licensing its patented technology to hardware manufacturers and suppliers to the retail industry. EBT expects to license its patented technology for a combination of up-front and ongoing royalty payments based on sales of products using the patented technology. EBT will no longer directly market, assemble, or install these products.

        In September 2002, we signed a letter of intent to sell the operations of our Sign Builders of America, Inc. subsidiary. In exchange for all of the assets of SBOA, the purchaser paid $250,000 in cash and assumed substantially all of the liabilities of SBOA. The transaction was effective October 1, 2002 and closed October 8, 2002.

        We expect to file a registration statement no later than November 8, 2002 to register previously issued common shares and shares that may be issued in the future.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

        In  April 2002, the FASB issued Statement 145, Recision of FASB Statements  4, 44, and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company’s financial statements.

RESULTS OF OPERATIONS

        Our revenues for the third quarter ended September 30, 2002 totaled $218,990 compared to $414,825 for the third quarter of 2001. We earned $984,711 in revenues during the nine month period ended September 30, 2002, (the “2002 Period”) as compared with $705,405 during the nine month period ended September 30, 2001 (the “2001 Period”). During the 2002 Period, we had revenues of $856,125 from ANI, and $128,586 from EBT. In the 2001 Period, we had revenue of $700,405 from ANI, and $5,000 from EBT. The ANI revenues in both periods were substantially all the result of reimbursed research expenditures. In the 2002 Period, $254,152 of these reimbursements were from government programs, $585,713 was from a private research contracts with a large Japanese display manufacturer, and $16,260 from miscellaneous product sales. In the 2001 Period, $304,417 of these reimbursements were from government programs, and $374,967 was from a private research contract with the same display manufacturer. During both periods, EBT revenues were from the sale of products and services.

        We had a total revenue backlog of $814,287 as of September 30, 2002, which consisted of private research funding at ANI. In addition, ANI had a commitment for a Phase II SBIR contract. The amount of the contract has not yet been finalized but such contracts usually approximate $750,000. The ANI backlog at September 30, 2001 was $651,237 and was composed of $426,204 related to government-funded research and $225,033 related to privately funded research. EBT had no backlog at either September 30, 2002 or 2001. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

        For the 2002 Period, our cost of sales were $811,456 , or a gross margin of 18%, as compared with $870,548, a negative gross margin of 23%, for the 2001 Period This increased margin resulted primarily from increased overall revenues. In the 2001 Period, EBT had fixed costs associated with the cost of sales, but virtually no sales. As a result it had negative margins. We expect our future margins to remain at the 2002 levels or better. To the extent our primary source of revenue is reimbursed research expenditures at ANI, margins will remain at similar levels. There are minimal costs associated with license agreements and any license agreements at either EBT and ANI will result in improved margins.

        Our selling, general, and administrative expenses were $2,740,668 for the 2002 Period, compared with $1,901,338 for the 2001 Period. The primary reason for the increase was an increase in payroll and related costs, and marketing costs at EBT. In excess of $400,000 of the increase was at EBT, which will occur virtually no selling, general, and administrative costs in the future. We expect selling, general, and administrative costs to decrease substantially in the future as a result of our restructuring at EBT and other reductions that have been made to reduce overhead costs.

        We incurred research and development expenses of $1,207,640 in  the 2002 Period, compared with $1,581,986 in the 2001 Period.  This reduced expense results from a lower level of activity at EBT and an increased level of funding for research at ANI. We expect to continue to incur expense throughout the remainder of   2002 in support of additional research and development activities related to the commercial development of our CFE technology. We expect the overall research and development in 2002 to be lower than 2001 as a result of the increased funding available to ANI and the restructuring at EBT. We also expect minimal internally funded research and development expense in 2003 because of expected funding for the majority of planned research.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

        We had net realized and unrealized losses on our marketable securities portfolio of $3,397 in 2002 as compared with net realized and unrealized losses of $28,542 in 2001. We have liquidated our marketable securities an expect no future activity. Our interest expense increased from $45,995 in 2001 Period to $556,917 in the 2002 Period as a result of our greater reliance on convertible debt to fund our operations in the 2002 Period than in the 2001 Period and the beneficial conversion features associated with that debt. The income from the lawsuit settlement resulted from a lawsuit settlement in September 2002. There were no comparable lawsuit settlements in the 2001 Period.

FINANCIAL CONDITION AND LIQUIDITY

        At September 30, 2002, we had cash and cash equivalents in the amount of $218,098 as compared with cash and cash equivalents of $261,861 at December 31, 2001.  This decrease in cash is primarily the result of cash used in operating activities and cash used in investing activities, partially offset by cash provided by financing activities . The cash used in  operations was primarily the result of our net operating loss for the periods. The cash used in operating activities during the 2002 Period of $2,284,866 was substantially lower than the $3,288,665 used in the 2001 Period. The primary reason for this is a substantially higher level of non-cash expenses included in net income during the 2002 Period.

        As described in greater detail in the notes to the financial statements, we received proceeds of $1,965,589 from the issuance of common stock related to private placements and options during the 2002 Period, as compared with $3,623,591 from the issuance of common stock, including shares related to options and warrants, during the 2001 Period.  The primary reason for this decrease relates to a higher level of private placement activity during the 2001 Period to provide an increased level of working capital for the Company and higher option exercise activity during the 2001 Period as a result of the higher stock price at that time. We also raised a net amount of $483,611 from the issuance of debt in the 2002 Period compared with a net amount of $58,128 in the 2001 Period.

        Cash used in investing activities during the 2002 Period was $208,097 as compared with cash used by investing activities of  $221,539 for the 2001 Period. The cash used in both periods was primarily the result of capital expenditures at EBT.

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

        We expect to continue to incur substantial expenses for research and development  ("R&D") and product testing. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is anticipated that the commercialization of our existing and proposed products will require additional capital in excess of our current funding.

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

ITEM 3.  CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

 PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.  Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000. The Company was not served with notice of this suit until December 5, 2000. The Company filed a counterclaim against TDS and sought substantial damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement. The case was settled in September 2002 and an 8K was filed as a result of that settlement. All parties agreed to drop all claims against other parties to the lawsuit with no admission of liability by any party. The Company has no further potential liability in conjunction with this case.

ITEM 2. CHANGES IN SECURITIES

        During the quarter ended September 30, 2002 in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 2,028,333 shares of its common stock and received proceeds of $557,250. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. No commissions were paid in connection with the sale of these shares. The Company also issued 872,397 shares in settlement of $277,808 in liabilities and 75,000 shares as payment for services rendered. Following is a summary of shares issued:

George Fetterman	120,000
Patrick Dolan	233,333
Sarah Thomas	100,000
Winstead Sechrest & Minick	325,000
Donald T. Locke	30,000
Delta Traders	500,000
First London Securities	300,000
Dan Cafolla & Associates Pension Plan	82,500
Daniel & Louise Cafolla	92,500
Ralph & Sandra Parry	200,000
Robert Sprotte Pension Plan	400,000
Western National Marketing LLC	75,000
Pinnacle Fund LP	517,397

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:  See Index to Exhibits on page 19 for a descriptive response to this item.

        (b)   Reports on Form 8-K:

                 (1)                 SI Diamond’s Current Report on Form 8-K dated as of September 12, 2002.

                  (2)                 SI Diamond’s Current Report on Form 8-K dated as of September 27, 2002.

                  (3)                 SI Diamond’s Current Report on Form 8-K dated as of October 8, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI DIAMOND TECHNOLOGY, INC. (Registrant)

Date: November 1, 2002	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2002	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2002	/s/ Tracy Vaught Tracy Vaught Chief Accounting Officer (Principal Accounting Officer)

Certificate of Chief Executive Officer

I, Marc W. Eller, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of SI Diamond Technology, Inc. (“SIDT”).

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.         Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of SIDT as of, and for, the periods presented in this quarterly report.

4.         SIDT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for SIDT and we have:

a.            designed such disclosure controls and procedures to ensure that material information relating to SIDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.            evaluated the effectiveness of SIDT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.         SIDT's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of SIDT's board of directors :

a.            all significant deficiencies in the design or operation of internal controls which could adversely affect SIDT's ability to record, process, summarize and report financial data and have identified for SIDT's auditors any material weaknesses in internal controls; and

b.            any fraud, whether or not material, that involves management or other employees who have a significant role in SIDT's internal controls.

6.         SIDT’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002

/s/ Marc W. Eller
_______________________________
Marc W. Eller, Chairman of the Board
and Chief Executive Officer

Certificate of Chief Financial Officer

I, Douglas P. Baker, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of SI Diamond Technology, Inc. (“SIDT).

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.         Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of SIDT as of, and for, the periods presented in this quarterly report.

4.         SIDT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for SIDT and we have:

a.            designed such disclosure controls and procedures to ensure that material information relating to SIDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.            evaluated the effectiveness of SIDT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.         SIDT's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of SIDT's board of directors:

a.            all significant deficiencies in the design or operation of internal controls which could adversely affect SIDT's ability to record, process, summarize and report financial data and have identified for SIDT's auditors any material weaknesses in internal controls; and

b.            any fraud, whether or not material, that involves management or other employees who have a significant role in SIDT's internal controls.

6.         SIDT's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002

/s/ Douglas P. Baker
___________________
Douglas P. Baker
Vice-President and
Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

    Exhibit

         11       Computation of (Loss) Per Common Share

         99.1    Certification of Periodic Financial Reports

         99.2    Certification of Periodic Financial Reports