Form 10KSB
period 2002-12-31
SI DIAMOND TECHNOLOGY INC
filed 2003-03-18
CIK 891417

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002; or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          COMMISSION FILE NO. 1-11602

SI DIAMOND TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State of Incorporation)	76-0273345 (IRS Employer Identification Number)

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

Yes  ☑     No  ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☑

          State issuer's revenues for its most recent fiscal year:  $1,414,848

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the OTC Bulletin Board system on March 11, 2003 of $0.35, was approximately $28,333,610. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

        As of March 11, 2003, the registrant had 82,164,807 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one).

Yes   ☐     No ☒

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

We have no current royalty agreements producing revenue

Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any carbon nanotube field emission products ourselves, and as such, we have no carbon nanotube field emission product revenues. We signed a license agreement in 1999, for a one-time, up front, payment of approximately $5.6 million. This was a non-exclusive license to Canon, Inc. that covered substantially all of our patents, including a portion of those related to the carbon nanotube field emission technology. This license will produce no future revenue unless Canon decides to license the remaining patents. In 2002, we signed another license agreement with a large Japanese display manufacturer. This license agreement included no upfront payment, but calls for royalties of 2% of the companies sales of products using our technology. The licensee also will receive credit against royalties due under the agreement for $2 million of research funding that the licensee has provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million.

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

Page ii

Our development partners have certain rights to jointly developed property and to license our technology

We have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of any such license have not yet been determined. One of our development partners, a large Japanese display company, has paid us $2.0 million for research services and has the right to offset this payment against any future license fee payments due as a result of an existing license agreement that we have with this company. Our development partners in the HYFED™ project also have rights to any jointly developed property, however any such jointly developed property would be based, at least in part, on our underlying technology and would require our partners to enter into an agreement with us. See also “Our  product development is in its early stages and the outcome is uncertain” for further discussion .

Our product development is in its early stages and the outcome is uncertain

Our carbon nanotube field emission technology, and certain products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products, in addition to the cathodes that we have developed that currently use this technology. We have additional potential carbon nanotube field emission products. We are developing these products jointly with others based on our technology. Upon successful completion of the development process, our development partners will be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process. Consequently, it may not be possible for others to produce these products without obtaining licenses from both our development partners and us.

One product being developed is a Picture Element Tube (“PET”) intended for use initially in large indoor displays. If the PET is successful, we expect to enhance it to allow it to be used in outdoor displays. We are jointly developing this product with a large Japanese display company. We are overseeing the project and incurring the majority of the costs. Our development partner has provided us $1.1 million to cover our portion of the cost. Our development partner is also incurring internal costs related to the research; however the $1.1 million that we are incurring represents the majority of the costs incurred on the project. Our development partner has licensed our technology and is obligated to pay future royalties of 2% of future sales of its products that use our technology. Our partner can offset the $1.1 million in funding that it has provided for the PET plus $0.9 million of funding that it has provided for another project, or a total of $2.0 million against future royalties due under this license agreement.

We are also developing our technology to be applied in the production of large screen TVs (greater than 42”) and have developed a 14” prototype to demonstrate the capabilities of our technology in this area. We are also working on a product called the HyFED™, which combines what we believe to be the best properties of a cathode ray tube (“CRT”) and our carbon nanotube field emission technology.  We believe this would be the logical next step in the improvement of the prototypes that we have developed using our technology and will ultimately reduce the production cost of products based on our technology. It is our intention to license our HyFED™ technology to be used in the production of flat-screen TV applications that are cost competitive with CRTs. We are jointly developing this product with the aid of a consortium that includes Electrovac GESMBH, Imaging System Technology, Inc., Supertex, Inc., Schott Fiber Optics, Lead Sangyo Co., Ltd., Shanghai Novel Color Picture Tube Co., Ltd., and Shanghai Vacuum Electron Devices Co., Ltd. (see exhibits 10.14 through 10.20 to this annual report on from 10-KSB). We are overseeing this consortium and expect to incur approximately 50% of the total costs of the consortium over the life of the project. Each member of the consortium is responsible for its own costs. Upon completion of the project, each consortium member has the first right to enter into agreements with us to license our technology. We expect any products that are developed to be manufactured by other members of the consortium. No terms have been negotiated for any potential license agreements.

Page iii

We currently supply cathodes using our carbon nanotube field emission technology to Oxford Instruments, Inc. in small quantities as described in greater detail on page 2 of this 10-KSB under “Business Development Strategies”.

If any of the products that are being developed using our carbon nanotube field emission technology are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only revenue that we receive related to our carbon nanotube field emission technology is related to reimbursed research expenditures and the cathode sales to Oxford Instruments. These revenues are identified in our quarterly filings on form 10-QSB and our annual filings on form 10-KSB as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections.

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

We have a history of net losses

We have a history of net losses. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999.  We have incurred net income and  losses as shown below:

Year Ended December 31	Net Income (Loss)

1992	($1,630,978)
1993	($7,527,677)
1994	($7,255,420)
1995	($14,389,856)
1996	($13,709,006)
1997	($6,320,901)
1998	($3,557,548)
1999	$1,118,134
2000	($7,671,014)
2001	($5,081,559)
2002	($4,908,856)

Although we expect to be profitable in the future, we may not be.  Our profitability in 2003 is dependent on the signing of additional license agreements or obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop products. We do, however, expect the magnitude of those losses, if they continue, to decrease. Sprouse & Anderson, L.L.P., independent auditors of the Company, have expressed uncertainty as to our ability to continue as a going concern based, in part, on our accumulated losses from operations in prior years. See “Independent Auditor’s Report.” We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability.   In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.

Page iv

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

We have future capital needs and the source of that funding is uncertain

We expect to continue to incur substantial expenses for R&D, product testing, and administrative overhead. The majority of R&D expenditures are for the development of our carbon nanotube field emission technology. Some of our other proposed products may not be available for commercial sale or routine use for a period of up to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current capital. A shortage of capital may prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time.

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves on our own revenue, however our current cash levels are not sufficient to fund operations until we reach that point. We have the existing resources to continue operations for approximately two to four weeks. We have been operating in this manner for an extended period of time, and we believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed, although there can be no assurance that this is the case.  Our plan is primarily dependent on raising funds through the licensing of our technology, revenue generated from performing contract research services, and through debt and equity offerings.

Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues, licensing our technology, and raising additional funds through additional debt and equity offerings. If adequate funds are not available from operations or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, and testing of our products. We may have to obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. These actions could materially and adversely affect us.

Page v

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

Page vi

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

We have also licensed certain patents related to carbon nanotube technology from Till Keesman. We licensed 6 patents in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. The agreement originally called for minimum additional license fees of $500,000 by June 2002, however, since the patents were still pending and not officially issued at that point, the agreements were amended. Additional license fees of $100,000 were paid and $400,000 was deferred until the patents are issued. If we do not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in June 2002) by May 2004, the license will terminate at that point. We are not obligated to make any additional payments, but the license may terminate if these payments are not made. The effect of termination of this license could have a significant impact on us. At the present time, we have no product or revenue that is dependent on these patents. We are developing products that may depend, in part, on these patents, including both the HYFED™ and PET. If these products are successfully developed and they use the licensed technology, termination of this license agreement would have a significant negative impact. We expect to make the minimum payments due under the agreement if we have products or other licenses that are dependent on these patents. This payment could have a significant impact on our liquidity if it is paid in cash, or cause us to raise additional funds through the issuance of equity or debt.

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

We have limited manufacturing capacity and experience

We have no established commercial manufacturing facilities in the area of  the carbon nanotube field emission technology in which we are conducting our principal research . At the present time, we have no intention of establishing a manufacturing facility related to our carbon nanotube field emission technology. We are focusing our efforts on licensing our technology to others for use in their manufacturing processes. To the extent that any of our other products require manufacturing facilities, we intend to contract with a qualified manufacturer.

Page vii

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

Page viii

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

Page ix

Our revenues have been dependent on government contracts in the past

In previous years, a significant part of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues in recent years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
1992	$930,000	99%
1993	$1,147,000	89%
1994	$820,000	41%
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%

We currently have no binding commitments for future government funding, but have received tentative approval for a grant of approximately $740,000. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

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

Page x

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

Item 1.   Business.

DESCRIPTION OF BUSINESS

General

SI Diamond Technology, Inc., a Texas corporation, acting through its subsidiaries, is engaged in the development of products and services based principally on novel applications of carbon nanotube technology using thin films and the development and application of display technologies. In 2002, we restructured the company to narrow our focus to our highest potential return businesses and to make the most efficient use of our limited resources. We shut down the sales, marketing, and engineering operations of Electronic Billboard Technology, Inc. to concentrate on licensing the proprietary technology held by EBT. As a result of this, Sign Builders of America, Inc. was no longer a core part of our strategy for the future. To raise additional cash and to allow management to focus all of its attention on its remaining high potential businesses, we sold the assets of SBOA in October 2002.

We believe that microelectronic and other applications of carbon nanotube technology will play an important role in the display, electronics, and other industries. Our research at ANI is focused on identifying key applications of this technology, with a particular focus on the display industry. In addition to the electronics industry, we are also working on applications of our technology in the medical, x-ray, and wireless communication industries. Based on our research, we are currently engaged in the development of uses for our carbon nanotube field emission technology. We have also developed and patented electronic display products based on existing technology. We believe that our greatest growth opportunity lies in our carbon nanotube field emission technology and products that are developed using this technology.

We were incorporated in Texas in 1987. Our directly and indirectly owned subsidiaries are as follows:

Subsidiary	State of Incorporation	Status
Applied Nanotech, Inc. (“ANI”)	Delaware	Active
Electronic Billboard Technology, Inc. (“EBT”)	Delaware	Active
Sign Builders of America, Inc. (“SBOA”)	Delaware	Inactive

Our business is primarily the development and commercialization of carbon nanotube field emission technology. We also conduct contract research and development for United States governmental agencies and large companies. The business efforts of SI Diamond have arisen out of our interest in nanoparticles and thin film materials, notably carbon nanotubes,  thin carbon film, diamond film, and diamond-like carbon film ("DLC"). These interests have led us into microelectronics-related processes, thin film based carbon nanotube field emission technology, and electronic display products.

We conduct our operations through our subsidiaries. ANI is conducting research on and developing uses for carbon nanotube technology. Where appropriate, we enter into collaborations with third parties as discussed in greater detail under the heading “Technology Agreements” later in this section. EBT developed a patented display product called the E-Window™. In August 2002 EBT restructured and shut down all marketing, development, and engineering operations and redirected its focus to licensing its technology. In October 2002, we sold the net assets of SBOA and it is now inactive.

We incurred research and development expense of $1,616,634 in 2002 and $2,368,744 in 2001. Some of our proposed products will require significant additional development, engineering, testing and investment prior to commercialization and certain of these proposed products may not be available for commercial sale or routine use for a period of up to two years. We intend to seek funding for this research, where possible. There is no assurance that all products currently under development will be successfully developed,  produced in commercial quantities on a cost-effective basis, or marketed successfully.

Business  Segments

Applied Nanotech, Inc.  ANI  was incorporated in January 1997 and is developing our proprietary carbon nanotube field emission technology. In the past, our research has concentrated on the emission properties of diamond like substances. Diamond is a subset of carbon and our research has indicated that carbon is actually a better emitter. Accordingly, our research is now focused in the broader area of carbon nanotube field emission technology and its application to the electronics, medical, x-ray, and wireless communication industries.

We are developing a new display technology, the HyFED™, which combines what we believe to be the best properties of cathode ray tubes (“CRTs”) and our carbon nanotube field emission technology. We are also expanding our research to apply our technology to other non-display related fields. Our plans for this technology are discussed in the section entitled “Business Development Strategies” later in this report. We successfully completed phase I of our HyFED™ development by building a 4” monochrome proof of concept. As part of phase II, we developed a proof of concept with an active gray scale.

Another intended use for the technology is in a PET. The PET is a unique, high brightness, multi-color display component intended for use initially in outdoor billboards, indoor video walls, and alphanumeric displays.

Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use.  Its initial primary product focus was an electronic billboard which would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. The focus of EBT was shifted to displays for indoor use that could be used as part of an overall point of purchase advertising program. We developed a patented product called the E-Window™ and currently are attempting to license this technology to others. Our plans for our electronic display products are discussed in greater detail in the section entitled “Business Development Strategies” later in this report.

Sign Builders of America, Inc. SBOA was incorporated in August 1999 to acquire the assets (including the right to use the name) and certain liabilities of a company operating under the same name. In October 2002, we sold the assets of SBOA and the company is now inactive. SBOA was a manufacturer of high quality signage that operated primarily in central Texas. SBOA assisted in the development of the electronic billboard and other areas of research at EBT. However, with the shift in strategy at EBT to focus on licensing its technology, SBOA was no longer a core part of our operations.

Other.  We also incur general overhead to operate the Company that is not associated with any specific subsidiary.

Revenue. We had revenue in 2002 of $1,284,462 from ANI and $130,386 from EBT. In 2001, we had revenue of $1,091,951 from ANI and $10,000 from EBT.

Business Development Strategies

Overall.  We are primarily a technology company.  We are focusing our efforts on research, product development, and licensing our technology to others. ANI is focused on developing world-class technologies using carbon nanotubes and carbon films for electron field emission applications. EBT is focused on licensing its patented E-Window™ technology. We have no plans to establish any manufacturing facilities in the foreseeable  future and manufacturing is not a part of our core strategy. To the extent that we need to develop manufacturing capabilities, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

ANI

Licensing agreements. We have an extensive patent portfolio that we have developed and acquired over the years. Licensing of this technology to major companies in the display industry is a critical part of our overall strategic plan and critical to achieving profitability in the short run. In March 1999, we signed our first significant license agreement with Canon, Inc. In exchange for a one-time, up-front payment of approximately $5.6 million, Canon was granted a non-exclusive right to use a portion of our technology. In 2002, we signed another license agreement with a large Japanese display manufacturer. This license agreement included no upfront payment, but calls for royalties of 2% of the companies sales of products using our technology. The licensee also will receive credit against royalties due under the agreement for $2 million of research funding that the licensee has provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million. We expect to sign multiple additional license agreements over the next few years and we expect that such license agreements will include both an up-front payment and a continuing royalty stream based on the products sold by the licensee. We have made significant progress on our carbon nanotube based carbon nanotube field emission technology since the time of the Canon license agreement and believe our patent portfolio to be much more valuable than it was at the time of the Canon license agreement.

Carbon Nanotube Field Emission Technology. The major short run focus of ANI is the continued development and commercialization of its carbon nanotube field emission technology.  Our current research and development efforts are focused on developing our technology for use in the display, medical, x-ray, and wireless communication industries. We are focusing our research related to the display industry in four areas – large area color TVs, the PET for medium resolution large area electronic billboards, backlights for LCDs, and the HyFED™.

LARGE AREA COLOR TVs – We believe our technology is ideal for use in applications relating to large flat screen TVs, with large being defined as 42 inches or greater. Our involvement in this area could take the form of supplying basic nanomaterials, cathodes, or simply licensing our technology. As previously indicated, we have licensed our technology to Canon, Inc. for their use in a large area color TV currently being developed. Other companies are developing large area color TVs that may be, in part, based on our technology. These TVs are intended to compete with and improve on the plasma displays currently available.

PETs FOR MEDIUM RESOLUTION LARGE AREA ELECTRONIC BILLBOARDS- The PET is a basic display device which could be used in many display applications in addition to electronic billboards. The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them. We are currently working with a large Japanese display manufacturer to complete development of the PET.

BACKLIGHTS FOR LCDs – Liquid Crystal Display Technology is a non-emissive display technology that filters rather than emits light. Consequently, virtually all color LCDs are backlit. Existing backlight technology consumes a significant portion of the power required by the display and the majority of the light generated by the backlight is not used in generating the image on the display. ANI believes that the use of its technology as a backlight will allow a more focused use of the light generated by the backlight and result in a more efficient use of power.

HYFED™ - We have developed a new display technology, the HyFED™. We expect the HyFED™ to be phased in as an improvement to the way our technology will be used in the large area color displays previously described. HyFED™ combines what we believe to be the best properties of CRTs and our carbon nanotube field emission technology using our proprietary diamond/carbon thin films. We expect the HyFED™ to compete with Plasma Displays in both cost and quality. We anticipate that the HyFED™ will achieve a high-quality thin display using the existing manufacturing base of CRTs. The HyFED™ display has the potential to be larger, brighter, and have higher resolution than conventional CRTs, while still remaining cost-competitive with existing CRTs.  In January 1999, we formed an International Development Team to develop the first HyFED™ display. The International Development Team was composed of six organizations - four from Japan, one from Europe, and ourselves. The International Development Team completed a working four-inch monochrome prototype of the HyFED™ in January 2000. The team was expanded and developed a prototype with an active gray scale. Each member of the team was focused on the development of a specific portion of the prototype and members have funded their own portion of the work. Upon completion of the final prototype, these team members will be given the first opportunity to license the HyFED™ technology. We expect to license our HyFED™ technology upon completion of the project. Work on the HyFED™ has been slowed until our basic carbon nanotube technology is being used in the production of large area color TVs, or until funding is received specifically for the HyFED™

Cathodes – We currently supply cathodes to Oxford Instruments for use in their portable Horizon 600 hand-held XRF Spectrometer, an X-ray device used for alloy sorting, materials identification, and inorganic analysis. These cathodes use our proprietary carbon nanotube technology. We are also testing our cathodes for use by other potential customers in other applications such as plasma igniters for electric thrusters, sterilization and decontamination applications and other microelectric applications.

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

EBT

Electronic Display Products.  EBT is currently focused on licensing its proprietary technology. It has developed a patented product called the E-Window™ and we are currently seeking licensees for this product. We expect to license this product to entities that will market it, primarily to major retailers. We expect these licensees to either manufacture the product, or contract with others to manufacture the product. We expect any license agreements to include both an upfront payment and ongoing royalties based on product sales by the licensee. EBT also has acquired the right to certain patented Liquid Crystal Display (“LCD”) technology that is ideal for use in outdoor electronic billboards. All research and development related to this technology has been suspended until we procure funding specifically to further develop this technology.

SBOA

Custom Sign Manufacturing.  SBOA was involved in custom sign manufacturing until October 2002 when the assets and liabilities of the company were sold. SBOA is currently inactive.

Competition

EBT

E-Window™. Our E-window product is a unique patented product . It does, however, face competition from a variety of other indoor display products from a variety of sources. Our success in this area is dependent on the ability of licensees to successfully market our products.

LCD Billboard Technology.  We are unaware of any other organizations developing an electronic billboard using an LCD technology. However, we are not currently continuing development of this technology, and LCD technology is an existing technology used in many applications. Competition from other manufacturers could develop at any time. There are several other companies either producing or developing electronic billboards using other technologies.

ANI

Carbon Nanotube Field Emission Technology. There are other companies attempting to develop non-carbon based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the carbon nanotube field emission technology. In the display industry, the primary competition comes from liquid crystal displays, plasma panel displays, Organic EL Displays, and color picture tubes. We believe our technology, when fully developed, will primarily compete with plasma displays and generally compares favorably with Plasma displays in several key technical measures.

Nanoparticles.  There are many organizations doing research and developing products using nanoparticles, some of which may be carbon based. We believe our patents in this area are superior and give us an advantage over potential competitors and may require some potential competitors to license our technology.

Technology Agreements

MCC. We acquired 62 patents and patent applications related to the carbon nanotube field emission technology from MCC in 1998.  We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. Based on the expenses incurred and cost of maintaining the patents, it is not considered likely that we will be required to pay MCC any royalties at any time in the near future.

Till Keesman. We licensed 6 patents from Till Keesman in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. The agreement originally called for minimum additional license fees of $500,000 by June 2002, however, since the patents were still in the reissuance process in the U.S. the agreements were amended. Additional license fees of $100,000 were paid and $400,000 was deferred until the patents reissuance issue is concluded. If we do not pay additional cumulative license fees of $1,000,000 (including any fees applied toward the previously described minimum due in June 2002) by May 2004, the license will terminate at that point. We are not obligated to make any additional payments, but the license may terminate if these payments are not made. We expect to make the minimum payments to retain our rights to the patents, even if sufficient royalties have not been generated yet by the patents.

Intellectual  Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements.

We own or license 66 issued patents, 8 allowed patents, have 68 patent applications pending before the United States Patent and Trademark Office, and have 23 provisional patent applications. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to the carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

Competitors have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, our patents. The scope and validity of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown. This may limit our ability to license our technology. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against us for patent infringement, a challenge in the suit by us as to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to us would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of our  interest in the affected products. We do, however, consider our patents to be very strong and easily defendable in any action that may be brought against us. A major law firm has reviewed our patent portfolio and agreed to handle litigation related to certain of our patents on a contingency basis.

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

Employees

As of March 11, 2003, we had 19 full-time employees, including 4 executive officers. Within the next twelve months, if business conditions support it, we may hire additional employees. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

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

In the past, a portion of our  revenues have consisted of reimbursement of expenditures under U.S. government contracts. We recognized $254,152 of revenue in 2002 and $466,680 in 2001 related to government contracts. These reimbursements represent a portion of the costs associated with such contracts. As of December 31, 2002, we have no grants in process. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

EXECUTIVE OFFICERS

The names of executive officers of the Company and certain information with respect to each of them are set forth below.

Name	Age	Position
Marc W. Eller Zvi Yaniv Douglas P. Baker Tracy Vaught	47 56 46 46	Chairman and Chief Executive Officer President and Chief Operating Officer Vice President and Chief Financial Officer Vice President and Chief Accounting Officer

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

Douglas P. Baker has been with the Company since June 17, 1996. Mr. Baker is a C.P.A. and has both a B.B.A. and a M.B.A. Immediately prior to joining SI Diamond Technology, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has experience in public accounting and as CFO of a privately held company.

Tracy Vaught has been Vice President since March 10, 2000. Ms. Vaught became a CPA in 1983 and received a B.A. from the University of Texas at Austin in 1977. Prior to becoming an officer of the Company,  Ms. Vaught had served as controller of SBOA since 1994. She also has public accounting experience at both a local CPA firm in Austin, Texas and Coopers & Lybrand in Houston, Texas.

Item 2.   Properties

We lease a 10,000 square foot facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in June 2003. The monthly rental is approximately $7,000.  We also lease a 2,000 square foot warehouse in Austin for approximately $1,500 per month under a lease expiring in March 2004 and an 800 square foot office in Dallas for approximately $900 per month until August 2005.

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

 Item 3.   Legal Proceedings

The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.  Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000. The Company was not served with notice of this suit until December 5, 2000. The Company filed a counterclaim against TDS and sought substantial damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement. The case was settled in September 2002 and an 8K was filed as a result of that settlement. All parties agreed to drop all claims against other parties to the lawsuit with no admission of liability by any party. The Company has no further potential liability in conjunction with this case. The amount of income recorded in other income under the caption “lawsuit settlement” results from the settlement of this lawsuit.

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

From time to time the Company and its subsidiaries are also defendants in various lawsuits that may arise related to the non-payment of invoices when due, or minor employment matters. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters.  If resolution of any of these suits results in a liability greater than that recorded, it could have a material impact on us.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock, $0.001 par value trades on the OTC Bulletin Board system under the symbol “SIDT”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the OTC Bulletin Board system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2001	First Quarter	$1.23	$0.39
	Second Quarter	$1.65	$0.76
	Third Quarter	$1.23	$0.74
	Fourth Quarter	$1.01	$0.45

2002	First Quarter	$0.87	$0.56
	Second Quarter	$0.74	$0.42
	Third Quarter	$0.47	$0.25
	Fourth Quarter	$0.33	$0.14

2003	First Quarter (through March 11, 2003)	$0.41	$0.16

On March 11, 2003, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.35.  As of March 11, 2003, there were approximately 325 shareholders of record for our common stock.

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

Minority Interest in Subsidiary

In February 2000, we issued 200,000 shares of its common stock to Nomura Holding Company to acquire the shares of stock in the Company’s ANI subsidiary held by Nomura Holding Company. These shares were included on a registration statement filed in June 2000.

Note Conversions

We issued 1,527,308 shares of common stock in 2002 as the result of the conversion of notes payable and accrued interest in the amount of $699,058 as follows:

James Wikert	1,009,911
Pinnacle Fund, L.P.	517,397

Marketing Agreement

We issued 75,000 shares of common stock to Western National Marketing, LLC in connection with the termination of a marketing agreement in 2002.

Accounts Payable

We issued 655,000 shares of common stock in payment of accounts payable in the amount of $157,250 in 2002 as follows:

Winstead, Sechrest, & Minnick	625,000
Donald T. Locke	30,000

Patents

We issued 523,729 shares to Till Keesman in 2002 in connection with minimum payments due under a patent license agreement.

2000 Private Placements

During 2000, in a series of private placements only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 3,992,242 shares of our common stock in exchange for $3,455,000. The shares were issued at a slight discount to the market price of our common stock at the time of issuance. We paid no commissions relating to the sale of these securities. The Company filed registration statements in June and November 2000 to register these shares and to update the registration of other previously registered shares. Following is a listing of those shares:

Shareholder	Common shares issued

MSB Family Trust	700,000
Pinnacle Fund	250,000
Michael Denton Jr.	250,000
Zachary Q. Carlile	100,000
Robert Berman	200,000
Bill Clement	250,000
Pacific Northern	250,000
Alpine Capital	312,500
Carlton Neel	150,000
Street Search Advisors	250,000
D. Craig Valassis	434,028
First London Securities	845,714

2001 Private Placements

During 2001, in a series of private placements of the Company’s common stock in exempt offerings only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, the Company issued 5,713,821 shares of its common stock and received proceeds of $3,441,604. These shares were issued at prices which represented a slight discount to the market price of the stock at the time of the offerings. We paid $84,173 in commissions related to sales of some of these shares of our common stock. A registration statement covering these shares was declared effective August 24, 2001. Following is a listing of those shares:

Shareholder	Common shares issued

First London Securities, Inc.	991,087
Atlas Capital Master Fund	622,711
Calvin Nickal	509,289
Dan Gilbert	438,597
Waveland Capital	347,222
George Fetterman	346,000
Carlton Neel	285,714
Pinnacle Fund	263,158
Westpark Capital	246,914
Patrick Dolan	212,766
Charlie Bankhead	175,439
Lakeshore Harbor Fund	125,000
Southwell Partners	123,457
Joel Shepherd	105,264
Ronald Pederson	105,264
William Joplin	105,264
T. McCullough Strother	87,720
Robin Eisenberg	87,719
Mark Wagner	55,556
Charles Simpson	52,632
Elizabeth Bankhead Trust	52,632
Grace K. Bankhead	52,632
Internet Venture	52,632
Fred Mueller	50,000
Jack Liston	43,860
James V. Carroll	43,860
Donald Miller	21,277
Miles King	21,277
Dario Duany Jr.	21,053
Kevin Urrutia	21,053
William Frisco	20,000
Stuart Tiplitsky	18,000
Gordon Snyder	8,772

2002 Private Placements

During 2002, in a series of private placements of the Company’s common stock in exempt offerings only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, the Company issued 5,792,554 shares of its common stock and received net proceeds of $1,983,902. These shares were issued at prices which represented a slight discount to the market price of the stock at the time of the offerings. We paid $19,508 in commissions related to sales of some of these shares of our common stock. A registration statement covering these shares was declared effective November 8, 2002. Following is a listing of those shares:

Shareholder	Common shares issued

Delta Traders	1,000,000
First London Securities, Inc.	995,833
Patrick Dolan	608,333
James Wikert	500,000
Robert Sprotte Pension Plan	400,000
Cal Nickal	375,000
August Pellizzi	333,333
Atlas Capital	300,000
Carlton Neel	250,000
D. Craig Valassis	216,666
Ralph Parry	200,000
D. Craig Valassis	200,000
George Fetterman	162,000
Daniel & Louise Cafolla	92,500
Dan Cafolla & Associates Pension Plan	82,500
Bob Leonard	55,556
Donald Miller	20,833

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition and results of operations for the years ended December 31, 2002 and 2001 and our liquidity and capital resources for 2003. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read  in conjunction with this discussion.

OUTLOOK

We expect our cash needs for 2003 to be approximately $2.5 million plus any funds required for capital expenditures and the acquisition of third party patents, including the Till Keesman patents. We intend to fund those needs through a combination of sales, reimbursements for research, license agreements, and issuance of debt and equity securities. We have commitments at this time that should result in at least $650,000 in revenue and we have identified numerous other revenue opportunities for 2003. We have developed a plan to enable us to achieve breakeven on a cash basis with approximately $2.5 million of revenue. We have raised approximately $350,000 in equity so far in 2003 to cover operating expenses due to the timing of the receipt of revenues. To the extent our revenues do not allow us to breakeven, or if the timing of revenues is weighted toward the latter part of the year, we may be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level.

Our plan is to generate sufficient revenues in 2003 to achieve breakeven or better, however losses may continue as we continue to fund the development of our carbon nanotube field emission technology. There can be no assurance that we will be profitable in the future.  Full commercial development of our technology may require additional funds that may not be available at terms acceptable to us.   We expect to continue our concentrated research and development of ANI’s technology in 2003.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. However, our current cash is only sufficient to allow us to maintain operations for approximately 2 to 4 weeks. We believe that we have the ability to continue to raise short term funding, as needed, to enable us to continue operations until our plan can be completed.

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

RESULTS OF OPERATIONS

                   2002 Compared to 2001. The Company had $1,414,848 in revenues during 2002, as compared with $1,101,951 during 2001. Commercial (non-governmental) sales accounted for $1,160,696 of the 2002 revenue and $635,271 of the 2001 revenue.  Our 2002 commercial revenue included $1,030,310 from ANI, and $130,386 from EBT. The 2001 commercial revenue came from ANI and EBT in the amounts of $625,271 and $10,000, respectively. The ANI revenues in both years were primarily the result of reimbursed research expenditures. ANI had funded research revenues from Futaba Corporation, a large Japanese display maker in the amount of $1,000,000 in 2002 and $600,000 in 2001. Futaba has also committed to a minimum of $400,000 in research funding in 2003. EBT revenues in both years are the result of the sale of miscellaneous display products and payments by customers for test products. We recognized revenue from government-funded projects of  $254,152 in 2002 and $466,680 in 2001. We may seek additional research grants in the future if such grants are directly related to projects that we are already working on in conjunction with our strategic objectives.

                    We expect to generate minimum revenues in 2003 of $2,000,000 at ANI, however revenues could increase substantially above these minimum levels as a result of royalty agreements or additional research revenues. We had a revenue backlog of $400,000 at December 31, 2002 as compared with a revenue backlog of $279,456 at December 31, 2001. The 2002 backlog was composed of a private research grant from a large Japanese display manufacturer. The 2001 backlog was composed government grants.

                        In 2002, our cost of sales was $925,328, or a margin of 35%. For 2001, our cost of sales was $895,195, or a margin of 19%.  In 2002, we had a much higher percentage of revenue from private sources and a much lower percentage from government sources. Since government programs have relatively low margins, the decrease in government funding resulted in overall higher margins. We would expect margins in 2003 to continue at 2002 levels or higher, depending upon the overall revenue mix.

                    Our selling, general and administrative expenses increased to $3,119,401 in 2002 from $2,459,835 in 2001, an increase of approximately $650,000. Expenses were higher in 2002, primarily because of payroll, occupancy, and marketing expenses associated with EBT. We expect selling, general and administrative expense in 2003 to decrease from the 2002 level to approximately $1.5 million since we are no longer marketing EBT products, but rather focusing on licensing its technology.

                Company sponsored research and development expenses decreased from $2,368,744 in 2001 to $1,616,634 in 2002, because of increased outside funding of research at ANI and decreased research and development at EBT. The decrease in research and development at EBT was the result of its transition early in 2002 from the development stage to marketing its products and later in the year to narrowing its focus to licensing its technology. We expect to incur substantial expenses in support of additional research and development activities related to the commercial development of our carbon nanotube field emission and electronic display technologies, however we expect research and development expenditures to be substantially reduced from 2002 levels for two reasons. First, we expect the external funding of research at ANI to continue to grow. Second, we expect to incur no further research and development expense at EBT. Any further development work would be customer specific and would not be undertaken without adequate funding. We may apply for other government grants, but only if those grants are specifically related to activities we are already pursuing to accomplish our own strategic objectives. We spent $1.6 million on unreimbursed research and development in 2002 but expect to spend less than $1 million in 2003 on unreimbursed research and development.

                    The largest single component of cost that we incur is payroll related expense. In 2002, we incurred approximately $3.7 million of payroll related expense spread throughout cost of sales, selling, general and administrative expense, research and development, and discontinued operations. As a result of the sale of  SBOA, restructuring at EBT, and other cost reductions, we expect payroll related expense to decline to approximately $1.4 million in 2003. For much of 2002, up until the time of the EBT restructuring and SBOA sale, our burn rate, or cash usage rate, approximated $450,000 per month. Our expected burn rate for 2003 is $200,0000 to $225,000 per month, excluding revenues. Based on this we believe we can breakeven at a revenue level of $2.7 million or less.

                     As discussed in greater detail in Note 5 to the financial statements, our operating results for 2002 included $176,286 in impairment charges related to the restructuring at EBT. We did not have any impairment charges in 2001 and do not expect to have any impairment charges in the future. We also had other income of $435,240 from the settlement of a lawsuit in 2002. Interest expense increased substantially in 2002 to $711,331 from $206,854 in 2001 because we financed a greater percentage of our operations with debt than in prior years. A substantial portion of the interest expense ($461,698) resulted from the amortization of the value of beneficial conversion features associated with convertible debt. We expect our interest expense to decline substantially to approximately $100,000 in 2003. We had miscellaneous equipment sales in both years that resulted in $18,418 in gains in 2002 and $9,000 in losses in 2001. We incurred net realized and unrealized losses on marketable securities of $3,397 and $21,642 in 2002 and 2001, respectively. We expect no gains or losses from marketable securities in 2003.

 A summary of our contractual cash obligations at December 31, 2002 is as follows:

Contractual Obligations	Total	2003	2004	2005	2006
Notes payable including interest	$1,715,767	$1,715,767	$ 0	$ 0	$ 0
Long-term debt including interest	41,841	41,841	0	0	0
Operating leases	94,412	73,912	14,100	6,400	0
Capital leases including interest	75,596	23,184	23,184	23,184	6,044
Total contractual cash obligations	$1,927,616	$1,854,704	$37,284	$29,584	$6,044

The notes payable and related interest are convertible into our common stock at the option of the note holders. We expect the majority, if not all, of these notes to be convert into shares of our common stock and not require cash for payment. We believe that we have ability to raise funds to meet our cash requirements for fiscal 2003 regardless of whether the notes are converted or not.

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We recorded impairment charges in 2002, but did not identify any impaired items in 2001. We have not experienced significant bad debts expense and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2002 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position decreased from $261,861 at December 31, 2001 to $15,868 at December 31, 2002. Net cash used in operating activities was $2,915,612 in 2002, as compared with $4,280,755 in 2001. The cash used in operations was primarily the result of the net losses incurred in each year. The decrease in cash used in operating activities was primarily the result of working capital management, including the payment of some liabilities with common stock.

Cash provided by investing activities was $82,956 in 2002 as compared with cash used in investing activities of  $305,270 in 2001. The cash used in investing activities in 2001 was primarily related to the acquisition of capital assets and a loan to a corporate officer. The cash provided by investing activities in 2002 was the result of the sale of our SBOA subsidiary and the proceeds from the sale of excess EBT assets, offset by capital expenditures during the year. No material commitments exist as of December 31, 2001 for future purchases of capital assets.

In  2002 and 2001, we had cash provided by financing activities of $2,586,663 and $4,839,068, respectively. These funds were primarily the result of the sale of equity securities and the issuance of debt and were primarily used to fund our operating losses.

As of December 31, 2002, our current liabilities exceeded our current assets by approximately $2.6 million, with a current ratio of 0.05 to 1, compared to a working capital deficit of approximately $1.5 million and a current ratio of 0.4 to 1 as of December 31, 2001. Current liabilities remained relatively constant between the two years, however current assets declined by approximately $1.0 million. This reduction in current assets is primarily the result of the sale of SBOA. The decline in current liabilities resulting from the SBOA sale was offset by increased debt used to fund operations and related accrued interest. We expect the majority, if not all, of our short term debt, which is convertible into common stock, to be converted into equity when due in 2003, rather than paid in cash. If all convertible debt and related accrued interest had been converted into equity as of December 31, 2002, out working capital deficit would have been reduced by approximately $1.7 million.

Based on the developmental stages of our technology, it is likely that additional financing will be necessary in the future. If all of our warrants that were outstanding as of December 31, 2002 were exercised, we would collect proceeds of approximately $233,000. (See Note 13 to the Consolidated Financial Statements.) Given that the current price of our common stock is below the exercise price of our outstanding warrants, it is unlikely that any of the outstanding warrants will be exercised in the near future. We may also receive proceeds from the exercise of stock options. At the present time, it is also unlikely that significant amounts of options will be exercised, since for current in-the-money options, the current market price of our common stock does not exceed the exercise price of those options by a significant amount.

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

Following is a summary of debt and equity proceeds that the Company has received from January 1, 2001 through the date of this filing:

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

During 2002, in a series of private placements of our common stock in exempt offerings under Regulation D of the Securities act of 1933, we issued 5,792,554 shares of our common stock and received proceeds of $1,983,902. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings.  A registration statement covering these shares was declared effective November 8, 2002.

Notes Payable

During 2001, we issued notes, totaling $1,300,000 that are convertible into our common stock when. In 2002, we issued an additional $600,000 of convertible notes. A total of $1,600,000 of these notes remained outstanding at 12/31/2002. It is expected that the majority of these notes will be converted under the terms described in Note 9 to the consolidated financial statements. A registration statement covering the shares issuable upon conversion of these notes was declared effective November 8, 2002.

Common Stock for Services

We issued 75,000 shares of common stock to Western National Marketing, LLC in connection with the termination of a marketing agreement in 2002.

Patent Acquisition

We issued 523,729 shares to Till Keesman in 2002 in connection with minimum payments due under a patent license agreement. Additional information related to these shares and the related patent agreement is included in Note 15 to the financial statements.

Accounts Payable

We issued 655,000 shares of common stock in payment of accounts payable in the amount of $157,250 in 2002.

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

In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement was effective for the Company's fiscal year ending December 2002.  Adoption of this pronouncement had no material effect on the financial statements.

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

In December 2002, the FASB issued Statement 148, Accounting for Stock Based Compensation, an amendment of FASB 123. This statement is effective for the current fiscal year ended December 31, 2002. It was implemented and there was no material effect on the financial statements.

Item 7.   Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF SI DIAMOND TECHNOLOGY, INC.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
SI Diamond Technology, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of SI Diamond Technology, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Diamond Technology, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Sprouse & Anderson, L.L.P.
Austin, Texas
February 3, 2003

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,

	2002	2001

Current assets:
Cash and cash equivalents	$15,868	$261,861
Marketable equity securities	—	23,850
Accounts receivable, trade – net of allowance for doubtful accounts of $0 and $47,581 in 2002 and 2001, respectively	32,316	528,147
Inventories	—	232,389
Prepaid expenses and other current assets	95,232	94,189

Total current assets	143,416	1,140,436

Officer receivable	62,500	62,500
Property and equipment, net	115,239	557,431
Intangible assets, net	—	70,000
Other assets	800	8,688

Total assets	$321,955	$1,839,055
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$584,878	$705,458
Notes payable	1,600,000	1,398,302
Current portion of long-term debt	39,832	64,431
Obligations under capital lease	17,993	19,987
Accrued liabilities	493,564	263,050
Customer deposits and other current liabilities	—	211,790

Total current liabilities	2,736,267	2,663,018

Note payable, long-term	—	39,832

Obligations under capital lease, long-term	46,283	81,819

Commitments and contingencies	—	—

Total liabilities	2,782,550	2,784,669
Shareholders' equity (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; 850 shares issued and outstanding at December 31, 2001	—	850
Common stock, 120,000,000 shares authorized, $.001 par value, 76,970,792 and 66,899,584 shares issued and outstanding, respectively	76,971	66,900
Additional paid-in capital	68,709,621	65,324,967
Accumulated deficit	(71,247,187)	(66,338,331)

Total shareholders' equity (deficit)	(2,460,595)	(945,614)

Total liabilities and shareholders' equity (deficit)	$321,955	$1,839,055

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2002	2001

Revenues
Contract research	$1,000,000	$600,000
Government contracts	254,152	466,680
Other	160,696	35,271

Total Revenues	1,414,848	1,101,951
Cost of sales	925,328	895,195
Selling, general and administrative expenses	3,119,401	2,459,835
Research and development	1,616,634	2,368,744
Impairment charge	176,286	—

Operating costs and expenses	5,837,649	5,723,774

Income (loss) from operations	(4,422,801)	(4,621,823)

Other income (expense):
Gain (loss) on disposal of assets	18,418	(9,000)
Net realized and unrealized gains (losses) on marketable securities	(3,397)	(21,642)
Interest expense	(711,331)	(206,854)
Lawsuit Settlement	435,240	—
Other income	452	8,549

Loss from continuing operations before taxes	(4,683,419)	(4,850,770)
Provision for taxes	—	—

Income (loss) before taxes	(4,683,419)	(4,850,770)
Provision for taxes	—	—

Loss from continuing operations	(4,683,419)	(4,850,770)
Discontinued operations
Loss from the operation of Sign Builders of America, Inc.	(90,941)	(230,789)
Loss on disposal of Sign Builders of America, Inc.	(134,496)	—

Net loss	(4,908,856)	(5,081,559)
Accretion on convertible preferred stock	(37,495)	(85,000)

Net income (loss) applicable to common shareholders	$(4,946,351)	$(5,166,559)
Earnings (loss) per share
Basic and diluted	$(0.07)	$(0.08)
Weighted average common shares outstanding
Basic and diluted	$71,829,575	$64,716,156

 See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2002	850	$850	66,899,584	$66,900	$65,324,967	$(66,338,331)	$(945,614)
Issuance of common stock as compensation	—	—	75,000	75	20,925	—	21,000
Issuance of common stock for patents	—	—	523,729	524	85,891	—	86,415
Issuance of common stock as a result of the exercise of employee stock options	—	—	230,000	230	136,020	—	136,250
Issuance of common stock for cash	—	—	5,792,554	5,793	1,978,109	—	1,983,902
Issuance of common stock in payment of accounts payable	—	—	655,000	655	156,595	—	157,250
Issuance of common stock as a result of convertible notes payable	—	—	1,527,308	1,527	697,531	—	699,058
Conversion of Series G Preferred to common stock	(850)	(850)	1,267,617	1,267	(417)	—	—
Conversion value of debt issued	—	—	—	—	310,000	—	310,000
Net (loss)	—	—	—	—	–—	(4,908,856)	(4,908,856)
Balance, December 31, 2002	—	$—	76,970,792	$76,971	68,709,621	$(71,247,187)	(2,460,595)

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

	Preferred		Common
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stock Subscription	Total
Balance, January 1, 2001	850	$850	60,518,983	$60,519	$61,272,028	$(61,256,772)	$(10,850)	$65,775
Warrants exercised	—	—	36,500	37	34,463	—	—	34,500
Issuance of common stock as a result of the exercise of employee stock options	—	—	630,280	630	311,007	—	10,850	322,487
Issuance of common shares for cash	—	—	5,713,821	5,714	3,435,890	—	—	3,441,604
Repricing of options for Non-employees	—	—	—	—	5,000	—	—	5,000
Conversion value of debt issued	—	—	—	—	266,579	—	—	266,579
Net (loss)	—	—	—	—	—	(5,081,559)	—	(5,081,559)

Balance, December 31, 2001	850	$850	66,899,584	$66,900	65,324,967	$(66,338,331)	—	$(945,614)

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,908,856)	$(5,081,559)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	278,949	706,710
Amortization of discount on debt	461,698	114,881
(Gain) loss on disposal of assets	(17,952)	9,000
Non-cash loss on disposal of SBOA	106,572	–
Stock issued for services	21,000	—
Stock issued for patent option	86,415	—
Repricing of non-employee options	—	5,000
Impairment charge	176,286	—
Net realized and unrealized losses on marketable securities	3,397	21,642
Changes in assets and liabilities:
Accounts receivable, trade	174,504	(174,993)
Inventories	(46,739)	(79,145)
Prepaid expenses and other assets	6,845	(3,422)
Accounts payable	232,226	238,044
Accrued expenses	495,631	(78,908)
Customer deposits and other current liabilities	14,412	41,995

Total adjustments	1,993,244	800,804

Net cash used in operating activities	(2,915,612).	(4,280,755)

Cash flows from investing activities:
Increase in officer receivable	–	(62,500)
Purchase of marketable securities	(25,860)	(37,487)
Sale of marketable securities	46,313	62,308
Capital expenditures	(231,880)	(282,591)
Proceeds from the sale of SBOA	250,000	–
Proceeds from sale of assets	44,383	15,000

Net cash provided by (used in) investing activities	82,956	(305,270)

Cash flows from financing activities:
Proceeds from short-term notes payable	1,150,000	1,300,000
Repayment of short-term notes payable	(600,000)	(125,000)
Proceeds from issuance of common stock	2,120,152	3,798,591
Repayment of long-term notes payable and capital lease obligations	(83,489)	(134,523)

Net cash provided by financing activities	2,586,663	4,839,068

Net increase (decrease) in cash and cash equivalents	(245,993)	253,043
Cash and cash equivalents, beginning of year	261,861	8,818

Cash and cash equivalents, end of year	$15,868	$261,861

See notes to consolidated financial statements.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization, Operations, and Liquidity:

        SI Diamond Technology, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using proprietary carbon nanotube field emission technology and perform significant research in that area. The Company has also developed patented electronic sign technology, has sold products using that technology, and is now focused on licensing that technology to others.

        In 2002, the Company narrowed its focus to licensing its technology. It is no longer marketing its electronic display products directly to end users, but rather attempting to license its proprietary technology to others who will market the products. In addition, the Company sold the assets of its Sign Builders of America, Inc. subsidiary and is now solely focused on licensing and technology development. The Company has a plan to generate sufficient revenues in 2003 to achieve breakeven or better. Until the Company is able to operate profitably as a result of revenues from either reimbursed research or license agreements, it will continue to seek additional funds through the equity markets, or raise funds through debt instruments to allow it to maintain operations. There is no assurance that license agreements will be signed, that commercialization of the Company’s technology and products will result in income from operations, or that funds will be available in the equity or debt markets. Management believes it will continue to be able to secure additional short term funding to allow the Company to continue operations until it achieves profitability. Full commercial development of the Company's carbon nanotube field emission technology may require additional funds that may not be available at terms acceptable to the Company.

        The principal source of the Company's liquidity since the time of its initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities.  The Company may receive additional funds from the exercise of warrants or options, although it is unlikely that significant funds will be received from the exercise of any such warrants or options in the near future. The Company may also seek to increase its liquidity through bank borrowings or other financings.  There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.  The Company believes that its success in reaching profitability will depend on the viability of its products and technology, their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

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

2.     Summary of Significant Accounting Policies:

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), Electronic Billboard Technology, Inc. (“EBT”), and Sign Builders of America, Inc. (“SBOA”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary carbon nanotube field emission technology. EBT was primarily involved in the commercialization of electronic digitized sign technology and is now focused on licensing that technology.  SBOA was a manufacturer of custom signage, but is now included as a discontinued operation.

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

         The Company recognizes royalty revenue at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. License revenue from licensing the Company’s product is recognized as revenue when earned under the terms of the agreement. Revenue from the sale of products is recognized at the time of shipment.

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

Accounts receivable

        The Company occasionally sells products to others on credit, however most sales are to large financially stable companies, or the Federal government. The Company’s SBOA subsidiary previously sold custom signs, but generally required deposits to minimize credit losses.   It is the Company's policy to record reserves for potential credit losses.  Since inception, the Company has experienced minimal losses.

Inventories

        Inventories are accounted for under the first in, first out method and are recorded at the lower of cost or market. Inventories consist of purchased components and work-in-process at December 31, 2001.

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

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (continued):

Intangible assets

        The Company has applied to obtain certain United States patents, which are currently pending. The majority of patent costs, which consist primarily of legal fees, are expensed as incurred. The Company has capitalized the acquisition cost of patents acquired in 2000 and amortized the cost of those patents over a period of 25 months.

Impairment

      At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its intangible assets and for its long-lived assets. If an indicator of impairment exists, it is recorded at that time. During 2002 property and equipment related to the EBT operation were considered impaired and written down in September 2002. See Note 5 for details related to the impairment write down.

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

Accretion on convertible preferred stock

        The Company’s Series G Convertible Preferred stock bears a 10% accretion payable in common stock at the date of conversion. Under the terms of the Series G Preferred stock, all unconverted shares of the Series G Preferred Stock that remained unconverted as of June 10, 2002 automatically were converted at that date. All accretions paid in common stock   at June 10, 2002 and all accretions payable in common stock if the shares had been converted as of December 31, 2001 have been treated as preferred dividends. The entire amount reflected as accretion on convertible preferred stock on the income statement relates to the Series G Preferred stock accretion.

Income (loss) per common share

        Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  As described in Notes 11, 12 and 13, at December 31, 2002, the Company had convertible notes payable, options and warrants outstanding to purchase a total of 8,682,972; 6,746,805; and 155,000 shares of common stock, respectively, at a weighted average exercise price of approximately $0.45.  At December 31, 2001, the Company had convertible preferred shares, options and warrants outstanding to purchase a total of 1,230,122; 5,813,212; and 330,000 shares of common stock, respectively, at a weighted average exercise price of approximately $0.82.  However, because the Company incurred losses in both 2002 and 2001, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect.  Therefore, basic and diluted per-share amounts are the same in both 2002 and 2001.

        In calculating the basic (income) loss per common share, the premium earned by the preferred shareholders, ($37,495 in 2002 and $85,000 in 2001) increased the net loss in both years.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Summary of Significant Accounting Policies (continued):

Stock-based employee compensation

         The Company uses the intrinsic value method to account for stock-based employee compensation. During 2002 and 2001, the Company did not incur any compensation cost for options granted under the Plans as required under APB No. 25. Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123 and SFAS no. 148 using the fair value method, the Company’s net loss and net loss per common share for 2002 and 2001 would approximate the pro forma amounts as shown below:

	2002	2001
Net Loss
As reported	$(4,908,856)	$(5,081,559)
SFAS No. 123 Charge	544,034	937,874
Pro Forma	(5,452,890)	(6,019,433)
Net income (loss) per common share – basic and diluted
As reported	$(0.07)	$(0.08)
Pro Forma	$(0.08)	$(0.09)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans.

        The fair value of each stock option granted in 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 2002 and 2001; risk-free interest rate of 3.00% and 4.00% for 2002 and 2001, respectively; the expected lives of the options are five years for 2002 and 2001; and volatility of 111% and 124% for 2002 and 2001, respectively.

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

Management’s estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates include NOL reserves, warranty reserves, bad debt reserves, impairment reserves, and litigation reserves.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.     Summary of Significant Accounting Policies (continued):

Disclosures about fair value of financial instruments

        The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value. For cash equivalents,  the carrying amount approximates fair value because of the short-term nature of these instruments. The fair value of the Company’s notes payable and capital lease obligations is estimated based on the quoted market prices for the same, or similar, issues, or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2002 and 2001, the fair value of the Company’s notes payable and capital lease obligations approximates their carrying values. See Note 4 for information on the fair value of marketable securities.

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

        In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement was effective for the Company's fiscal year ending December 2002.  Adoption of this pronouncement had no material effect on the financial statements.

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

        In December 2002, the FASB issued Statement 148, Accounting for Stock Based Compensation, an amendment of FASB 123. This statement is effective for the current fiscal year ended December 31, 2002 and no material effect on the financial statements.

3.    Other Income

        The gain on disposal of assets included in other income (expense) in 2002 was primarily the result of the sale of equipment related to the EBT operation. Sales proceeds exceeded the amount estimated at the time the impairment of the equipment was recorded in September 2002. The loss in 2001 resulted from loss of equipment, less insurance proceeds, located in the World Trade Center at the time of its collapse on September 11, 2001. The income from the lawsuit settlement is the result of the settlement of the TDS lawsuit described in greater detail in Note 15.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.    Marketable Equity Securities

        From time to time, the Company has invested a portion of its working capital in marketable equity   securities. All such equity securities are classified as trading securities.  The fair market value of marketable securities, at December 31, was determined as follows:

	2002	2001

Cost basis	$—	$37,487
Unrealized gains (losses)	$—	$(13,637)

Fair market value	$—	$23,850

        The net realized and unrealized gains (losses) on marketable equity securities consists of the following for the years ended December 31:

	2002	2001

Unrealized (gains) losses - prior year	$13,637	$(3,193)
Realized gains	$—	$—
Realized losses	(17,034)	(4,812)
Unrealized gains (losses) - end of year	—	(13,637)

Net realized and unrealized gains (losses)	$(3,397)	$(21,642)

5.     Impairment of Assets :

        The impairment charge for 2002 consists of the following:

Personal property and equipment	$92,886
Leasehold improvements	83,400

Total impairment of assets	$176,286

        In August 2002, the Company made the decision to restructure its Electronic Billboard Technology, Inc. subsidiary and focus on licensing its technology to others instead of directly marketing and installing products using the technology. As a result of this decision, the Company recorded an impairment charge of $176,286 in the quarter ended September 30, 2002 to reduce the value of fixed assets, including leasehold improvements and personal property owned by EBT. These assets were all disposed of by December 31, 2002. There were no impairment charges in 2001.

6.     Operating Lease Obligations :

        The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2004. Rental expense was $211,686 and $271,156 for the years ended December 31, 2002 and 2001,  respectively.

        Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002, were as follows:

2003	$73,912
2004	14,100
2005 and thereafter	6,400

Total future minimum lease payments	$94,412

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.     Capital Lease Obligations :

        Capital leases payable at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Capital leases for copier equipment due in monthly installments totaling $1,932 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment is included in office equipment at December 31, 2002 at a cost of $94,383 and with accumulated amortization of $35,580.	$75,596	$126,617

Less interest	11,320	24,811

Less current portion	17,993	19,987

Capital Lease Obligations, long-term	$46,283	$81,819

        Scheduled maturities for long-term debt and capital lease obligations for the years ended December 31, are as follows:

2003	$17,993
2004	19,380
2005	21,410
2006	5,493

Total	$64,276

8.     Details of Certain Balance Sheet Accounts:

        Additional information regarding certain balance sheet accounts at December 31, 2002 and 2001 is as follows:

	December 31,

	2002	2001

Property and equipment:
Plant and equipment	$663,219	$879,925
Electronic display units	—	474,470
Furniture and office equipment	163,630	405,889
Vehicles	—	103,079

Total carrying cost	826,849	1,863,363
Less accumulated depreciation	(711,610)	(1,305,932)

	$115,239	$557,431
Intangible assets:
Patents	$—	$250,000
Less accumulated amortization	—	(180,000)

	$—	$70,000
Accrued liabilities:
Payroll and related accruals	$303,776	$90,026
Accrued Interest	115,767	93,520
Other	74,021	79,504

Total	$493,564	$263,050

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.     Short-Term Notes Payable and Long-term Debt :

        Short-term notes payable at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Short-term notes payable to a shareholder, due December 31, 2003. These notes bear interest at a rate of 5%, and are secured by all assets of the Company. These notes are convertible into common stock at the option of the holder at a price of $0.25 per share. The conversion feature was valued at $120,000 and amortized to interest expense.	1,000,000	500,000
Short-term notes payable to shareholders, originally due at various dates through May 2002. These notes bear interest at a rate of 15%, and are secured by all assets of the Company. The original face amount of the notes was $1,050,000. A total face amount of $500,000 remains outstanding and is due on demand. The notes are convertible into common stock at the option of the holders at discounts of up to 25% to the price of the stock at the due date of the note. These conversion rights were valued at $356,579 and recorded as a discount to the note at the time of issuance.	500,000	898,302
Note payable to a shareholder, due January 22, 2003. The note bears interest at a rate of 12% and is secured by all assets of the Company. The note is convertible into common stock at the option of the holder at a discount of 50% to the price of the stock at the due date of the note. The conversion rights were valued at $100,000 and recorded as a discount to the note at the time of issuance.	100,000	—

Total short term notes payable	$1,600,000	$1,398,302

Long-term debt at December 31, 2002 and 2001 consisted of the following:
Notes payable to a bonding company with a face amount of $100,000, bearing interest at a rate of 10%.This note is due in quarterly installments through July 2003 and is secured by all assets.	39,832	88,553
Note payable due in monthly installments of $615 through April 2004. The note was paid in full in 2002. The note bears interest at 7.75% and is secured by a vehicle.	—	15,710

Total	39,832	104,263
Less current portion	39,832	64,431

Notes payable, long-term	—	39,832

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  Income Taxes :

        The components of deferred tax assets (liabilities) at December 31, 2002 and 2001, were as follows:

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$23,867,000	$21,774,000
Research and experimentation credits	469,000	469,000
Foreign tax credit credits	556,000	556,000
Capitalized intangible assets	303,000	463,000
Depreciation assets	5,000	243,000
Accrued expenses not deductible until paid	250,000	270,000

Total deferred tax assets	25,450,000	23,775,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	25,450,000	23,775,000

Valuation allowance	(25,450,000)	(23,775,000)

Net deferred tax asset	$—	$—

        The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2002 and 2001.

	December 31,

	2002	2001

Expected income tax expense (benefit)	$(1,652,000)	$(1,728,000)
Effect of net operating loss and tax credit carryforwards with no current benefit	1,675,000	1,779,000
Deductible expenses not charged against book income	(3,000)	(45,000)
Non-deductible expenses	7,000	10,000
Other	(27,000)	(16,000)

Total Tax	$—	$—

        As of December 31, 2001, the Company had net operating loss carryforwards of approximately $70 million that expire from 2006 through 2020, and are available to offset future taxable income. The majority of these carryforwards expire after 2009. Additionally, the Company has tax credit carryforwards related to research and development expenditures of approximately $469,000 that expire through 2011 and foreign tax credits of approximately $556,000 that expire in 2004.

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

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  Capital Stock:

Beneficial conversion feature

        As described in greater detail in Note 9, the Company issued notes payable with beneficial conversion features during both 2002 and 2001. The value of these beneficial conversion features was determined to be $310,000 in 2002 and $266,579 in 2001. These amounts were recorded as an increase in additional paid in capital and were amortized to interest expense over the term of the notes.

Convertible preferred stock

        The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. As of December 31, 2001 all preferred shares outstanding were shares of the Company’s Series G Preferred Stock.

Series G

        From June 1997 through August 1997, through an exempt offering under Regulation D of the Securities Act of 1933, the Company issued 1,700 shares of its Series G preferred stock. The offering provided gross proceeds of $1,700,000 to the Company. There were no material expenses associated with this offering. Each share had a liquidation preference of $1,000 plus 10% per annum from the date of issuance. The Series G preferred stock bore no dividends and holders of the Series G preferred stock were entitled to vote on all matters submitted to a vote of the stockholders on an "as if converted" basis.

        Each share of Series G preferred stock was convertible into that number of shares of common stock determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10 % of the issue price per annum, by the conversion price. The conversion price is fixed at a rate of $1.00 per share. All shares of Series G preferred stock that remained outstanding on June 10, 2002 were automatically converted as of that date. This conversion resulted in the issuance of an additional 1,267,617 common shares at that date.

Common stock

        During 2002, in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 5,792,554 shares of its common stock and received proceeds of $1,983,902. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective November 8, 2002.

         During 2002, in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company also issued 655,000 in payment of accounts payable totaling $157,250, and 523,729 shares valued at $86,415 in payment for the Keesman patent described in more detail in Note 15.

        The Company also issued 1,527,308 shares in 2002 as the result of the conversion of convertible notes payable and related accrued interest totaling $699,058.

        The Company had a marketing agreement with Western National Marketing, LLC. As a result of customer tests performed under this agreement and in connection with the termination of this agreement, the Company issued 75,000 shares of its common stock in 2002 to Western. The shares were valued at $21,000 based upon the market price of the common stock at the time of issuance. These shares were registered in November 2002.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  Capital Stock (continued):

        During 2001, in a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities act of 1933, the Company issued 5,713,821 shares of its common stock and received proceeds of $3,441,604. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. A registration statement covering these shares was declared effective August 24, 2001 and updated November 8, 2002.

        At December 31, 2002 and 2001, common stock was reserved for the following reasons:

	2002	2001

Conversion of debt	8,682,972	2,412,548
Exercise of stock warrants	155,000	330,000
Conversion of preferred stock	—	1,230,122
Exercise and future grants of stock options	10,703,888	6,540,146

Total deferred tax assets	19,541,860	10,512,816

12.    Stock Options:

        The Company sponsors four stock-based incentive compensation plans (the “Plans”). The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented in Note 2.

        In April 2001, the Company repriced a total of 900,500 options. All options with an exercise price greater than $1.50 per share held by individuals employed by the Company as of the repricing date, including one consultant under contract at the time, were repriced to $1.50 per share. No compensation expense related to the employees was recorded at the time. However, as these options will be accounted for as a variable plan, future increases in the Company’s stock price may result in recognition of compensation expense. An expense of  $5,000 was recorded related to the repricing of the options held by the consultant. As of December 31, 2001, a total of 637,500 of these options held by employees and 100,000 options held by a consultant remain outstanding.

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

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.    Stock Options (continued):

        The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company.  Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option-vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. This plan expired in March 2002, however options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2002, no shares remained available for grant under the 1992 Employees Plan.

         The following is a summary of stock option activity under the 1992 Employees Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2001	3,221,110	$1.20

Granted	1,584,944	$0.82
Exercised	(335,280)	$0.54
Canceled	(435,278)	$1.70

Options outstanding at December 31, 2001	4,035,496	$0.90

Granted	383,500	$0.77
Exercised	(200,000)	$0.62
Canceled	(262,824)	$1.28

Options outstanding at December 31, 2002	3,956,172	$0.87

        In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan and reserved a total of 5,000,000 shares for issuance under the Plan, effective March 2002. The purpose of this plan was to replace the 1992 Employees Plan and the 1992 Directors plan, both of which expired in March 2002. A total of 3,957,083 shares remain available for grant under this at December 31, 2002.

        The following is a summary of stock option activity under the 2002 Equity Compensation Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2002	—	—

Granted	2,042,917	$0.63
Exercised	—	—
Canceled	(1,000,000)	$0.65

Options outstanding at December 31, 2002	1,042,917	$0.62

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.    Stock Options (continued):

         In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The 1992 Directors Plan was amended in 1994, 1996, 1997 and 1999. A total of 1,000,000 shares are reserved for issuance under the plan and are issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted.  This plan expired in March 2002, however options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2002, no shares remained available for grant under the 1992 Directors Plan.

         The following is a summary of stock option activity under the 1992 Director’s Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2001	501,716	$1.48

Granted	200,000	$1.00
Exercised	(4,000)	$0.375
Canceled	(50,000)	$2.19

Options outstanding at December 31, 2001	647,716	$0.98

Granted	—	—
Exercised	—	—
Canceled	—	—

Options outstanding at December 31, 2002	647,716	$0.98

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

         The following is a summary of stock option activity under the 1998 Officers and Directors Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2001	1,421,000	$0.44

Granted	—	—
Exercised	(291,000)	$0.45

Options outstanding at December 31, 2001	1,130,000	$0.44

Granted	—	—
Exercised	(30,000)	$0.38

Options outstanding at December 31, 2001	1,100,000	$0.44

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.    Stock Options (continued) :

        The following table summarizes information about stock options outstanding and exercisable under all four plans at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Wgtd. Avg. Remaining Contractual Life	Wgtd. Ave. Exercise Price	Number Exercisable at 12/31/02	Wgtd. Avg. Exercise Price

$0.00 - $0.49	2,026,900	4.9 Years	$0.37	2,026,900	$0.37
$0.50 - $1.00	3,207,072	5.3 Years	$0.71	3,157,072	$0.71
$1.01 - $1.99	1,512,833	5.6 Years	$1.45	1,481,831	$1.46

Total	6,746,805	5.2 Years	$0.77	6,665,803	$0.77

        The following table summarizes information about stock options outstanding and exercisable under all three plans at December 31, 2001:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Wgtd. Avg. Remaining Contractual Life	Wgtd. Ave. Exercise Price	Number Exercisable at 12/31/01	Wgtd. Avg. Exercise Price

$0.00 - $0.49	1,793,779	5.1 Years	$0.37	1,793,779	$0.37
$0.50 - $1.00	2,292,600	8.4 Years	$0.69	2,165,675	$0.69
$1.01 - $1.99	1,726,833	8.4 Years	$1.45	1,559,331	$1.45

Total	5,813,212	7.4 Years	$0.82	5,518,785	$0.80

        The weighted-average fair values of options under the plans granted during 2002 and 2001 were as follows:

	2002	2001
Discounted options	$0.00	$0.00
At-the-money options	$0.50	$0.56
Premium options	$0.29	$0.70

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

        In connection with the issuance of the Company’s Series G preferred stock in 1997, the Company issued 850,000 warrants to holders of the Series G Preferred. These warrants enable the holders to purchase shares of the Company’s common stock at a price of $1.00 through August 2002. A total of 675,000 of these warrants were exercised and the balance expired unexercised in 2002.

        In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company. The exercise price of these warrants is based on the fair market value of the Company’s common stock at the time of issuance and range from $0.88 to $2.15 per share. These warrants are exercisable for a period of 5 years from the date of issuance.

        The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2001	390,000	$0.80-2.15
Exercised	(36,500)	$0.80-1.00
Expired	(23,500)	$1.00

Warrants outstanding at December 31, 2001	330,000	$0.88-2.15
Expired or canceled	(175,000)	$1.00

Warrants outstanding at December 31, 2002	155,000	$0.88-2.15

14.   Supplemental Cash Flow Information:

        Cash paid for interest was $30,960 and $43,006 for 2002 and 2001, respectively.  The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2002	2001

Non-cash financing activities:
Conversion of notes payable and interest into common shares	$699,058	$—
Reclassification of accrued expenses to notes payable	$—	$100,000
Issuance of common shares in payment of accounts payable	$160,250	$—
Non-cash investing activities:
Acquisition of capital leases	$—	$118,969
Common shares issued for patent	$86,415	$—

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

Agreements with MCC

        The Company entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation (“MCC”) that was amended on several subsequent occasions to cross license and pool technologies. As part of this relationship with MCC, 62 Diamond Field Emission patents and patent applications were assigned directly to the Company and the Company has agreed to pay a royalty fee of 2% of future commercial revenues related to the patents received. The Company has the right to offset one half of the costs of maintaining these patents against any royalties due under the agreement. No payments have been made to, or are due to, MCC under this agreement and the possibility is remote that any payments will ever be due under this agreement.

Till Keesman agreement

      In May 2000, the Company licensed the rights to 6 carbon nanotube patents that have  been applied for by Till Keesman in exchange for a payment of $250,000 payable in shares of the Company’s common stock. Under the terms of the agreement, the Company is obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. The company is allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. If the Company did not pay minimum additional license fees of $500,000 by June, 2002, the license could have terminated at that point. Since the patents were not yet issued at that date, the agreement was amended and the due date of the minimum payment extended. The Company agreed to pay $100,000 in common stock to Mr. Keesman and defer the remaining $400,000 until May 15, 2003 to allow time for the issuance of the patents. The Company issued stock valued at $86,415 in 2002 and stock valued at $13,585 in January 2003.

        Payment of the remaining $400,000 could have a significant impact on our liquidity if it is paid in cash, or cause us to raise additional funds through the issuance of equity or debt. If the Company does not pay additional cumulative license fees of $500,000 by May 2004, the license will terminate at that point. The Company is not obligated to make any additional payments, but the license may terminate if these payments are not made. Accordingly, the initial payment of $250,000 for the patents was amortized over a period of approximately two years beginning in 2000 and is now fully amortized.

Employment contracts

        The Company entered into an employment agreement with its president and chief operating officer in 1996. This agreement has been verbally amended numerous times since the initial date. The agreement currently calls for an annual base salary of $140,000 and for the Company to provide a vehicle allowance of $1,000 per month. The agreement can be terminated by either party with or without cause with 30 days notice. If the agreement is terminated by the Company without cause, the Company may be obligated to pay severance equal to nine months salary.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.        Commitments and Contingencies (continued):

Research and development commitments

        As of December 31, 2002, the Company was tentatively awarded a contract for research from the US Department of Defense, but the contract has not yet been finalized. The Company is also in the process of completing a research contract with a large Japanese display manufacturer. The Company received $500,000 of revenue related to this contract in 2002 and an additional $400,000 related to the contract in 2003. The revenue to be received from   these research contracts in 2003 is expected to exceed the cost of  this research.

Legal proceedings

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

        The Company previously had a royalty agreement with Texas Digital Systems, Inc. (TDS) which was terminated by TDS pursuant to the terms of the agreement as of December 31, 1999.  Under the terms of the agreement, TDS was prohibited from using the Company’s technology after the termination of the agreement. The Company believed that TDS was continuing to ship products using our technology and contacted TDS. TDS responded, in part, by filing suit against the Company and EBT for breach of contract  in the 272nd Judicial District Court in Brazos County Texas on July  26, 2000. The Company was not served with notice of this suit until December 5, 2000. The Company filed a counterclaim against TDS and sought substantial damages and an injunction against TDS for continuing to use the Company’s technology in TDS products after the termination of the agreement. The case was settled in September 2002 and an 8-K was filed as a result of that settlement. All parties agreed to drop all claims against other parties to the lawsuit with no admission of liability by any party. The Company has no further potential liability in conjunction with this case. The amount of income recorded in other income under the caption “lawsuit settlement” results from the settlement of this lawsuit.

        From time to time the Company and its subsidiaries are also defendants in various lawsuits that may arise related to the non-payment of invoices when due, or minor employment matters. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters.  If resolution of any of these suits results in a liability greater than that recorded, it could have a material impact on us.

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

        The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company’s SBOA subsidiary also previously provided services for small and medium size companies, but required deposits and progress payments for work performed. The Company has not incurred any material losses on these receivables.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.  Significant Customers :

        Net revenues for contract research to one major customer of Applied Nanotech, Inc. totaled  $1,000,000 in 2002 and $600,000 in 2001. In addition, Applied Nanotech, Inc. received research and development revenues from the U.S. Government in both years as disclosed on the income statement.

18.  Related Party Transactions :

        In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., (“ATI”) a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT intends to use this technology in the development of its next generation display products. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a display unit using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one-year period following this initial two-year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.   The initial payment of $200,000 has been made, but there have been no sales or leases of display units using this, so the two year period has not started.

        In July 2001, the Company made a non-interest bearing advance to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer in the amount of $150,000. Interest has been imputed at a rate of 9%. A total of $87,500 of this was repaid to the Company in December 2001 by offsetting it against the remaining amount due on the previously described Patent Assignment and Royalty Agreement with ATI. The remaining $62,500 is outstanding as of December 31, 2002. The note has been classified as long term since there are no fixed repayment terms.

19.  Research and Development Contracts :

        The Company makes significant expenditures for research and development. On occasion, the Company may seek funding for a portion of its research and development costs to reduce the cost of such expenditures to the Company. The Company only seeks funding for projects that it already intended to do, or for projects that would apply its technology for other uses in instances where that application would allow the Company to achieve technical milestones that are part of its strategic plan. A substantial portion of the Company’s funded research has been from government contracts. Under government contracts, the government has the right to utilize the results for its purposes and the Company has the right to utilize the technology for commercial purposes.  Generally, when the Company contracts with other entities, the entity is also conducting its own internal research related to application of the Company’s technology to its products and such expenditures by the entity may exceed the amount of funding provided to the Company. Usually the entity has the right to license the technology at the conclusion of the project, if they desire. The costs of a particular research program may significantly exceed the funding received, however since the research was part of planned research, these contracts generally involve only nominal additional costs to the Company.

        The following schedule summarizes certain information with respect to research and development contracts:

	2002	2001
Contract research revenues	$1,254,152	$1,091,951
Costs incurred charged to operations	$764,632	$859,199
Amount of additional funding commitments	$–	$269,013

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.  Segment Information :

        The Company’s operations are classified into three principal reportable segments that provide slightly different products or services.

	ANI	EBT	All Other	Total

2002

Revenue	1,284,462	130,386	–	1,414,848
Interest Expense	9,237	2,696	699,398	711,331
Depreciation and
Amortization	29,046	109,943	5,194	144,183
Research and Development	1,005,001	611,633	–	1,616,634
Loss from Continuing
Operations	(1,502,126)	(1,369,318)	(1,811,975)	(4,683,419)
Assets	146,299	25,371	150,285	321,955
Capital Expenditures	52,327	172,444	2,771	227,542

2001

Revenue	1,091,951	10,000	–	1,101,951
Interest Expense	9,870	696	196,288	206,854
Depreciation and
Amortization	202,340	400,087	10,420	612,847
Research and Development	612,415	1,756,329	–	2,368,744
Loss from Continuing
Operations	(1,212,846)	(2,481,060)	(1,156,864)	(4,850,770)
Assets	569,719	217,267	140,662	927,648
Capital Expenditures	18,428	236,970	9,403	264,801

        Financial information is furnished to the chief operating officer for review regarding each subsidiary of the Company.

        The ANI segment consists of the activities of ANI and includes license revenues and contract research revenues related to ANI’s technology. In  both years, virtually all ANI revenues were contract research revenues. The Company’s EBT previously sold electronic display products, but is now focused on licensing its technologies to others for use in display products. The majority of EBT’s revenue in both years was from the sale of electronic display products. All other segments include the Company’s general overhead.

        The accounting policies applied by each of the segments are the same as those used by the Company.

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

21.  Retirement Plan :

        The Company sponsors a defined contribution 401k profit sharing plan. No company contributions were made in either 2002 or 2001.

22.  Discontinued Operations:

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

        Following is a summary of the net assets of SBOA as of the date of the sale:

Cash	$6,469
Accounts receivable	321,327
Inventory	279,128
Property, plant, and equipment – net	245,679
Accounts payable	(195,556)
Accrued expenses	(51,059)
Customer deposits	(226,202)
Capital lease obligations	(18,472)

Net Assets	361,314
Recorded loss	111,314

Net carrying value of assets sold	$250,000

        Additional expenses related to the disposition were incurred to bring the total loss on the disposition of Sign Builders of America, Inc. to $134,496. Sign Builders of America, Inc. had revenue of $1,982,245 in 2001 and revenue of $1,877,385 through September 30, 2002.

23.  Subsequent Events :

         Effective September 2002, the Company entered into a contract with a large Japanese display manufacturer to perform contract research related to the Company’s technology. A payment of $400,000 was received related to that contract in January 2003.

        During the period from January 1, 2003 through February 21, 2003,the Company received $249,250 in proceeds and issued 1,300,000 shares of common stock in connection with private placements of the Company’s common stock. The Company also issued 71,021 shares of its common stock in January 2003 in payment of the $13,585 due under the Till Keesman patent agreement described in note 15. During the period from January 1, 2003 through February 21, 2003 a total of $350,000 in convertible notes payable and related accrued interest of $54,288 were converted into 2,323,842 shares of common stock.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None

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

Name	Age	Class	Position	Director Since	Term Expires

Charles C. Bailey	54	I	Director	November 1999	2003
David R. Sincox	64	I	Director	October 1994	2003
Dr. Zvi Yaniv	56	I	Director, President, Chief Operating Officer	July 1996	2003
Philip C. Shaffer (1)	65	II	Director	March 1992	2002
Eddie Lee	40	II	Director	October 2001	2003
Adam Dunayer	35	II	Director	January 2002	2003
Marc W. Eller	47	III	Director, Chairman, Chief Executive Officer	November 1995	2003
Ronald J. Berman	46	III	Director	May 1996	2003
Dr. Robert Ronstadt	61	III	Director	January 2003	2003
Mr. Jake Schroepfer (2)	49	III	Director	March 2002	2002

______________________
(1)  Mr. Shaffer retired as a Director of the Company on September 1, 2002.
(2)  Mr. Schroepfer resigned as a Director of the Company in June 2002.

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

                    Mr. Dunayer became Senior Vice President in charge of mergers and acquisitions at Houlihan, Lokey, Howard, & Lukin in October 2002. He resigned as a Director of SI  Diamond in January 2003 due to restrictions associated with his new position. From October 2001 to October 2002, he was a self-employed consultant. From 1999 to 2001, Mr. Dunayer was a Managing Director of Bear Stearns, & Co., Inc. where he coordinated the Southwest Technology Investment Banking Practice. From 1996 to 1999, Mr. Dunayer was Chief Financial Officer of Miller Industries, a public Company with $500 million of annual revenue and President of its largest division.

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

                     Dr. Ronstadt has been a Director since January 2003. Dr. Ronstadt became special advisor to the Chancellor of Boston University in January 2003. Prior to that, from 1998 to 2002, he was director of the IC2 Institute at the University of Texas in Austin and the J. Marion West Chair of Constructive Capitalism. Dr. Ronstadt was a professor of entrepreneurship at the Pepperdine University School of Business Management from 1992 to 1998.

                    The Board of Directors has three committees. The audit committee consists of Mr. Sincox and Mr. Bailey. The compensation committee consists of Mr. Lee and Mr. Berman. The executive committee consists of Mr. Eller and Dr. Yaniv.

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

                Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2002 through December 31, 2002, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 10.   Executive Compensation

                    The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2002 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation	Securities Underlying Options(#)	All Other Compensation

Marc W. Eller,	2002	$148,333	$150,000	-0-	-0-	-0-
Chief Executive Officer (2)	2001	$150,000	-0-	-0-	-0-	-0-
	2000	$170,833	-0-	-0-	230,000	-0-

Zvi Yaniv, President and	2002	$181,667	-0-	$6,877	-0-	-0-
Chief Operating Officer (3)	2001	$150,000	-0-	$5,789	-0-	-0-
	2000	$170,833	-0-	$3,205	230,000	-0-

Douglas P. Baker, Chief	2002	$140,833	$45,000	-0-	100,00	-0-
Financial Officer (4)	2001	$120,000	-0-	-0-	750,00	-0-
	2000	$132,500	-0-	-0-	80,00	-0-

Gerard Schroepfer, Chief	2002	$200,000	-0-	-0-	625,00	$200,000
Executive Officer, EBT (5)	2001	-0-	-0-	-0-	-0-	-0-
	2000	-0-	-0-	-0-	-0-	-0-

______________________

(1)

No Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus. Dr. Yaniv was provided an auto allowance or use of a Company owned automobile valued at $5,302 in 2002, and $3,205 in 2001 and 1999. In 2001, Dr. Yaniv received a non-interest bearing advance in the amount of $150,000 from the Company. This transaction is described in greater detail in Item 12. “Certain Relationships and Related Transactions”. Dr. Yaniv received a benefit of $2,584 related to imputed interest on this transaction in 2001 and $1,575 in 2002.

(2)

In 2002, Mr. Eller was awarded a bonus. Only $80,000 of this bonus was paid in 2002. The remainder was deferred until such time as cash flow permits payment of the remaining $70,000, as to be determined by the Board of Directors. At  the beginning of 2002, Mr. Eller’s salary was at an annualized rate of $150,000. Effective November 1, 2002, his salary was voluntarily reduced to an annualized rate of $140,000.

(3)

At the beginning of 2002, Dr. Yaniv’s salary was at an annualized rate of $150,000. Effective March 1, 2002, his base salary was adjusted to an annualized rate of $200,000. Effective November 1, 2002, his salary was voluntarily reduced to an annualized rate of $140,000.

(4)

At the beginning of 2002, Mr. Baker’s salary was at an annualized rate of $120,000. Effective March 1, 2002, his base salary was adjusted to an annualized rate of $150,000. Effective November 1, 2002, his salary was voluntarily reduced to an annualized rate of $125,000.

(5)

Mr. Shroepfer commenced employment as CEO of EBT on March 1, 2002 at an annualized base salary rate of $400,000. He terminated employment August 31, 2002. Under the terms of his contract, he was due severance equal to six months pay. The $200,000 included in the other annual compensation for Mr. Shroepfer relates to this severance. A total $33,333 of this severance was paid in 2002 and the remainder is due in 2003.

EMPLOYMENT AGREEMENTS

                The Company entered into an employment agreement with Dr. Zvi Yaniv, its president and chief operating officer in 1996. The agreement has been modified both verbally and in writing numerous times since that original agreement. It currently calls for an annual base salary of $140,000 and a vehicle allowance in the amount of $1,000 per month. The agreement can be terminated by either party, with or without cause, with 30 days notice. If the agreement is terminated by the Company without cause, the Company may be obligated to pay severance of up to nine months salary.

                The Company entered into an employment agreement with Mr. Gerard Shroepfer, the chief executive officer of its EBT subsidiary, effective March 1, 2002. The agreement called for an annual base salary of $400,000, an option award of 1.5 million options vesting over three years, and additional potential option awards based on performance of up to 1.0 million options. Mr. Shroepfer’s contract also called for six months severance if it was terminated for any reason other than cause and obligated the Company to nominate Mr. Shroepfer to the SI Diamond Board of Directors.  Mr. Schroepfer became a board member in March 2002. The employment agreement was terminated August 31, 2002. Upon termination, Mr. Schroepfer received 625,000 of the options specified in his contract and $200,000 in severance.  A total of $33,333 of this severance was paid in 2002 and the remainder is due in 2003.

OPTION GRANTS IN LAST FISCAL YEAR

                SI Diamond has an Amended and Restated 1992 Employee Stock Option Plan, which may be used to grant employees, including officers of SI Diamond, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. In 2002, SI Diamond established the 2002 Equity Compensation plan, which may be used to grant employees, including officers of SI Diamond, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 2002.

Name	Number of Securities Underlying Options Granted(#)(1)(2)	Percent of Total Options Granted to Employees in Fiscal Year 2002	Exercise or Base Price ($/sh)	Expiration Date
Gerard Schroepfer	1,500,000 (4)	61.82%	$0.65	8/31/2004
	125,000 (4)	5.15%	$0.65	8/31/2004

Douglas P. Baker	100,000 (3)	4.12%	$0.58	2/12/2012

_________________

(1)

Under the terms of SI Diamond’s Amended and Restated 1992 Stock Option Plan and the 2002 Equity Compensation Plan, the Compensation Committee of the SI Diamond Board of Directors retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(2)	The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.
(3)	These options became exercisable in full on the date of the grant in 2002.
(4)	The 1,500,000 grant vests quarterly over a 3-year period. Mr. Schroepfer terminated employment on August 31, 2002 and under the terms of his employment contract, a total of 500,000 options were vested and the remaining 1,000,000 options were cancelled on that date. The grant of 125,000 options were performance based options included in Mr. Schroepfer’s contract. These options were fully vested upon the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                The following table sets forth certain information concerning (i) the exercise of stock options by each of the Named Executive Officers during the last fiscal year and (ii) the number and intrinsic value of the options held by the Named Executive Officers at December 31, 2002. Year-end values are based on the closing price of $0.17 per share of the common stock on December 31, 2002, on the NASDAQ OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options at December 31, 2002 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2002 Exercisable/ Unexercisable

Marc W. Eller	0	0	0 / 0	$0 / $0
Dr. Zvi Yaniv	0	0	1,550,000 / 0	$0 / $0
Douglas P. Baker	230,000	10,000	530,000 / 0	$0 / $0
Gerard Schroepfer	0	0	625,000 / 0	$0 / $0

DIRECTOR COMPENSATION FOR 2002

Name(1)	Director Compensation Meeting Fees ($)(2)	Security Grants in 2002 Number of Securities Underlying Options (#)(3)

David R. Sincox	$ 1,050	50,000
Philip C. Shaffer	$ 1,150	50,000
Ronald J. Berman	$ 1,450	50,000
Eddie Lee	$ 900	41,667
Charles C. Bailey	$ 1,100	50,000
Adam Dunayer	$ 800	29,167

    _________________

 (1)                    Directors who are also executives of SI Diamond are not listed in the above table. They do not receive compensation as Directors. Refer to the Summary Compensation Table for information concerning their compensation. Mr. Shaffer retired on September 1, 2002.

 (2)               All Directors receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by SI Diamond. This amount is not reflected in the above table.

 (3)               All  of SI Diamond’s outside Directors participate in the  Amended and Restated 1992 Outside Directors Stock Option Plan and the 2002 Equity Compensation Plan, under which SI Diamond may grant stock options to any Director who is not a full time salaried employee of the Company. On December 31, 2002, each Director was granted an automatic grant of 50,000 options under the 2002 Equity Compensation Plan at a price of $0.34. All grants in 2002 became exercisable in full on the date of the grant. Grants for Mr. Lee and Mr. Dunayer were prorated based on a partial year of service.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

            There are no persons known to be the beneficial owner of 5% or more of the outstanding voting stock of any class of SI Diamond Technology, Inc. stock as of March 11, 2003. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

Security Ownership of Management

              Set forth below is certain information with respect to beneficial ownership of SI Diamond’s common stock as of March 11, 2003, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Common Stock Beneficial Ownership (1)	Percentage of Class
Dr. Robert Ronstadt	0	*
David R. Sincox	515,000	*
Charles C. Bailey	143,333	*
Marc W. Eller	421,796	*
Eddie Lee	41,667	*
Ronald J. Berman	1,133,722	1.37%
Dr. Zvi Yaniv	1,586,000	1.89%
Douglas P. Baker	539,500	*
All Executive Officers and Directors as a group (9 persons)	4,506,018	5.27%

_________________________

*	Less than 1%
(1)

 Included in the amounts indicated are shares that are subject to options exercisable within sixty (60)-days of March 11, 2003 pursuant to Rule 13d-3(d)(1) of the Exchange Act. The number of such shares are 41,667 for Mr. Lee; 390,000 for Mr. Sincox; 514,383 for Mr. Berman; 1,550,000 for Mr. Yaniv; 143,333 for Mr. Bailey; 530,000 for Mr. Baker; and 3,982,716 for the Directors and executive officers as a group.

Securities Authorized for  Issuance Under Equity Compensation Plans

Equity Compensation Plans Not Approved by the shareholders of the SI Diamond	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (3)
	(a)	(b)	(c)
1992 Employee Plan (1)	3,956,172	$0.87	-
1992 Outside Directors Plan (2)	647,716	$0.98	-
1998 Directors and Officers Plan	1,100,000	$0.44	-
2002 Equity Compensation Plan	1,042,917	$0.62	3,957,083
Total	6,746,805	$0.77	3,957,083

(1)

The 1992 Employee Plan was originally approved by shareholders and authorized 3.0 million shares. The plan was subsequently amended twice by the Board to increase the authorized number of shares and is therefore classified as a plan not approved by our shareholders.

(2)

The 1992 Outside Directors Plan was originally approved by shareholders and authorized 500,000 shares. The plan was subsequently amended by the Board to increase the authorized number of shares and is therefore classified as a plan not approved by our shareholders

(3)	This column excludes securities reflected in column (a)

There are no equity compensation plans approved by shareholders at the present time.

            The 1992 Employee plan was created in 1992 for the purpose of granting incentive or non-qualified stock options to employees of, or contractors for, the Company. A total of 6.5 million shares were authorized under the plan. All options granted under this plan were priced at the fair market value of our common stock on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan. The plan expired in 2002; however, options granted prior to such plan’s expiration remain exercisable for the life of the options.

            The 1992 Outside Directors’ Plan was established in 1992 for the purpose of granting non-qualified options to non-employee Directors of the Company. A total of 1.0 million options were authorized under the plan. All options granted under this plan were priced at the fair market value of our common stock or greater on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  The plan expired in 2002; however, options granted prior to such plan’s expiration remain exercisable for the life of the options.

             In 1998, the Company’s Board of Directors established the 1998 Directors’ and Officers Plan to award non-qualified options to Officers and Directors. All options granted under this plan were priced at the fair market value of our common stock or greater on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 2.5 million options were granted under this plan; however no options remain available for granting under this plan.

             In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. All options granted under this plan were priced at the fair market value of our common stock or greater on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 5,000,000 options were authorized under this plan, which is still in effect.

              For a further description of each of the stock option plans described above, please see Note 12 to the Consolidated Financial Statements herein.

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

            ATI had the right to terminate this agreement if the initial payment was not received by February 15, 1999. This date was extended in a series of quarterly extensions that allowed the extension in exchange for a partial payment to be applied against the initial amount due. A total of $50,000 in payments were made in 1999, $37,500 in 2000 and the remaining $112,500 in 2001. There have been no sales or leases of display units using this technology, therefore the two year period that could result in minimum payments being due has not yet started.

            In July 2001, the Company made a non-interest bearing advance to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer in the amount of $150,000. A total of $87,500 of this was repaid to the Company in December 2001 by offsetting it against the remaining amount due on the previously described Patent Assignment and Royalty Agreement with ATI. The remaining $62,500 is outstanding as of December 31, 2002. While there are no fixed repayment terms, the Company expects repayment in 2003. In addition, the Company advanced Dr. Yaniv approximately $1,714 in April 2002 for the down payment on an automobile lease. This advance is being repaid at a rate of $47.52 per month over a period of 36 months. In June 2002, the Company advanced Dr. Yaniv $1,850 to purchase a ticket for his spouse to accompany him on a trip. Dr. Yaniv was going to reimburse the Company for the cost of his spouse’s ticket, however the trip was cancelled. Dr. Yaniv will reimburse the Company at the time the ticket is ultimately used. All of these loans to Dr. Yaniv were made prior to the prohibition of such loans by the Sarbannes-Oxley Act and are, as such, grandfathered under the act. The Company has adopted a policy prohibiting all future loans to officers.

Item 13.     Exhibits and Reports on Form 8-K

 (a)        Exhibits: See Index to Exhibits on page 58 for a descriptive response to this item.

 (b)        Reports on Form 8-K:

(1)   Current report on Form 8-K (Item 5)dated as of October 8, 2002

(2)   Current report on Form 8-K (Item 5)dated as of November 18 2002

Item 14.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI DIAMOND TECHNOLOGY, INC. By: //s// Marc W. Eller Marc W. Eller, Chief Executive Officer March 14, 2003

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
//s// Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 14, 2003
//s// Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2003
//s// Tracy Vaught Tracy Vaught	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2003
Dr. Robert Ronstadt* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	March 14, 2003

*By:         //s// Douglas P. Baker
          (Douglas P. Baker,
          Attorney-in-Fact)

Certificate of Chief Executive Officer

 I, Marc W. Eller, certify that:

 1.             I have reviewed this annual report on Form 10-KSB of SI Diamond Technology, Inc. (“SIDT”).

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.             Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of SIDT as of, and for, the periods presented in this annual report.

4.             SIDT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for SIDT and we have:

a.                designed such disclosure controls and procedures to ensure that material information relating to SIDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b.                evaluated the effectiveness of SIDT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c.                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.             SIDT’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

_______/s/ Marc W. Eller
 Marc W. Eller, Chairman of the Board
and Chief Executive Officer

Certificate of Chief Financial Officer

I, Douglas P. Baker, certify that:

1.             I have reviewed this annual report on Form 10-Q of SI Diamond Technology, Inc. (“SIDT).

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.             Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of SIDT as of, and for, the periods presented in this annual report.

4.             SIDT’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for SIDT and we have:

a.                designed such disclosure controls and procedures to ensure that material information relating to SIDT, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                evaluated the effectiveness of SIDT's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.             SIDT's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

____/s/ Douglas P. Baker
Douglas P. Baker
Vice-President and
Chief Financial Officer

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(I).1*

Restated Articles of Incorporation of Company, as filed December 9, 1999 with the Secretary of State for the State of Texas. (Exhibit 3(I)1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

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

4.3*	Form of Regulation D Subscription agreement by and between the Company and the participants of private placements (Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)
4.4*	Form of Registration Rights Agreement by and between the Company and the participants of private placements (Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)
4.5*	Form of Secured Convertible Promissory Note between the Company as maker and the private lenders to the Company. (Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001)
10.1*	Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996 (Exhibit 10.1 to the Company’s report on Form 10-QSB for the fiscal quarter ended September 30, 1996).
10.2*	Amendment, dated April 29, 1999, to Employment Agreement between the Company and Dr. Zvi Yaniv dated as of May 31, 1996 (Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001)
10.3*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.4*	1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.5*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company's Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.6	2002 Equity Compensation Plan
10.7*

Patent Assignment and Royalty Agreement between Electronic Billboard Technology, Inc. and Advanced Technology, Incubator, Inc. dated as of October 6, 1998. (Exhibit 10.18 to the Company’s Current Report on Form 10-KSB dated as of March 31, 1999).

10.8*

Agreement on Phase 2 between Field Emission Picture Element Technology, Inc., and Diamond Pro-Shop Nomura dated as of January 21, 1999. (Exhibit 10.20 to the Company’s Current Report on Form 10-KSB dated as of March 31, 1999).

10.9*	Lease agreement between the Company and Industrial Properties Corporation dated as of June 2, 1998. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of December 7, 1998).
10.10*	Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A dated as of April 16, 1999).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.11*	Asset Purchase Agreement, dated as of October 21, 1999, by and between the Company and Diamond.com, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 21, 1999).
10.12*	Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 1, 2001)
10.13*

Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation for Phase II development (Exhibit 10.14 to the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2001).

10.14*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Electrovac Ges.m.b.H. (Exhibit 10.2 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.15*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Imaging System Technology, Inc. (Exhibit 10.3 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.16*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Supertex, Inc. (Exhibit 10.4 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.17*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Schott Fiber Optics. (Exhibit 10.5 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.18*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Lead Sangyo Co., Ltd. (Exhibit 10.6 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.19*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Shanghai Novel Color Picture Tube Co., Ltd. (Exhibit 10.7 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.20*

Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Shanghai Vacuum Electron Devices Co., Ltd. (Exhibit 10.8 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.21*

Memorandum of Understanding dated February 20, 2002 between Electronic Billboard Technology, Inc. and Jake Schroepfer (Exhibit 10.23 to the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2001).

10.22*

Agreement for use and non-disclosure of confidential and proprietary information dated February 20, 2002 between SI Diamond Technology, Inc. and Jake Schroepfer (Exhibit 10.24 to the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2001).

10.23	SI Diamond Technology, Inc. Audit Committee Charter
10.24*

Option agreement for a Non-Exclusive License between the University of Massachusetts and Applied Nanotech, Inc. dated as of April 15, 2002 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 15, 2002).

10.25*

Research/Development and License Agreement entered into by Applied Nanotech, Inc. dated as of September 11, 2002 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2002).

10.26*

Asset Purchase Agreement by and among Fith, Inc., Electronic Billboard Technology, Inc. and Sign Builders of America, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 8, 2002).

10.27*	Second Addendum to Patent License Agreement by and among SI Diamond Technology, Inc. and Till Keesman (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
11	Computation of (Loss) per Common Share
21	Subsidiaries of the Company
24	Powers of Attorney.
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer