Form 10QSB
period 2003-03-31
SI DIAMOND TECHNOLOGY INC
filed 2003-05-14
CIK 891417

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2003

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

Yes  [X]  No [  ]

As of May 9, 2003, the registrant had 85,079,181 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

SI DIAMOND TECHNOLOGY, INC.
INDEX

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$3,346	$15,868
Accounts receivable, trade – net of allowance for doubtful accounts of $0 in 2003 and 2002	20,529	32,316
Prepaid expenses and other assets	62,877	95,232

Total current assets	86,752	143,416

Property and equipment, net	103,883	115,239
Officer receivable	62,500	62,500
Other Assets	800	800
Total assets	$253,935	$321,955

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$453,130	$584,878
Current portion of long-term debt	26,881	39,832
Obligations under capital lease	17,986	17,993
Notes payable	1,000,000	1,600,000
Accrued liabilities	666,682	493,564

Total current liabilities	2,164,679	2,736,267

Obligations under capital lease	42,071	46,283

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 82,715,076 and 76,970,792 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	82,715	76,971
Additional paid-in capital	69,982,626	68,709,621
Accumulated deficit	(72,018,156)	(71,247,187)

Total stockholders' equity (deficit)	(1,952,815)	(2,460,595)

Total liabilities and stockholders' equity	$253,935	$321,955

See notes to consolidated financial statements.

Index

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002
Revenues
Government contracts	$10,387	$86,403
Privately funded research	400,000	170,589
Royalties	920	–
Other	33,145	28,085
Total Revenues	444,452	285,077

Cost of sales	76,893	273,364
Research and development	282,498	376,084
Selling, general and administrative
expenses	434,585	789,543
Royalty expense	400,000	–

Operating costs and expenses	1,193,976	1,438,991

Loss from operations	(749,524)	(1,153,914)

Other income (expense), net
Interest expense	(26,140)	(218,895)
Other	4,695	1,658

Loss from continuing operations	(770,969)	(1,371,151)

Discontinued operations
Income from the operation of Sign Builders of America, Inc.	–	2,209

Net loss	$(770,969)	$(1,368,942)

Less accretion on convertible preferred stock	–	(21,250)

Net loss applicable to common stockholders	$(770,969)	$(1,390,192)
Loss per share

Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Average shares outstanding

Basic	79,738,707	67,318,116
Diluted	79,738,707	67,318,116

See notes to consolidated financial statements.

Index

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(770,969)	$(1,368,942)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	11,356	84,694
Amortization of discount on debt	–	147,832
Net realized and unrealized (gain) loss on marketable securities	–	(1,521)
Shares issued for patent option	13,636	–
Changes in assets and liabilities:
Accounts receivable, trade	11,787	(61,476)
Inventory	–	53,456
Prepaid expenses and other current assets	32,355	(27,185)
Accounts payable and accrued liabilities	202,233	101,151
Customer deposits and deferred income	–	287,987

Total adjustments	271,367	584,938

Net cash used in operating activities	(499,602)	(784,004)

Cash flows from investing activities:
Capital expenditures	–	(43,729)
Purchase of marketable securities	–	(25,859)
Proceeds from the sale of marketable securities	–	24,980
Net cash used in investing activities	–	(44,608)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(17,170)	(68,084)
Proceeds from long term debt	–	500,000
Proceeds of stock issuance, net of costs	504,250	506,901

Net cash provided by financing activities	487,080	938,817

Net increase in cash and cash equivalents	(12,522)	110,205

Cash and cash equivalents, beginning of period	15,868	261,861

Cash and cash equivalents, end of period	$3,346	$372,066

See notes to consolidated financial statements.

Index

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

       The consolidated financial statements of the Company for the three-month periods ended March 31, 2003 and 2002 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2003 and 2002 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

       Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for 2002 as filed with the U.S. Securities and Exchange Commission.

       The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

       Cash paid for interest for the three months ended March 31, 2003 and 2002 was $1,917 and $11,513, respectively. During the quarters ended March 31, 2003 and 2002, the Company had non-cash transactions related to the conversion of notes payable, including related accrued interest into shares of the Company’s common stock. These transactions are described in greater detail in Note 3.

3.      Capital Stock

       In the quarter ended March 31, 2003, the Company issued 2,089,517 restricted shares of its common stock and received net proceeds of $504,250 in exempt offerings under Regulation D of the Securities Act of 1933. The Company also issued 3,483,746 shares of common stock in connection with the payment of convertible notes payable and related accrued interest. The face amount of the notes was $600,000 and the related accrued interest totaled $105,863. The Company also issued 100,000 shares valued at $55,000 in connection with the payment of accounts payable and 71,021 shares valued at $13,636 in connection with a patent extension. In the quarter ended March 31, 2002, the Company also issued 479,911 shares of restricted common stock in payment of a convertible note payable and related accrued interest. The gross amount of the note was $250,000 and related accrued interest was $18,750.

4.     Notes Payable

       The Company has a convertible note payable in the amount of $1,000,000 outstanding. This note and related accrued interest are convertible into shares of the Company’s common stock at a rate of $0.25 per share.

Index

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     Contingencies

Litigation

       The Company is a defendant in minor lawsuits described in greater detail in its 2002 annual report on Form 10-KSB. The Company expects any potential eventual payment to have no material affect on the financial statements.

6. Business Segments

     Following is information related to the Company’s business segments for the quarters ended March 31, 2003 and 2002:

	ANI	EBT	All Other	Total
2003

Revenue	$444,452	$-	$-	$444,452

Profit (Loss)	(558,458)	(5,382)	(207,129)	(770,969)

Expenditures for
long-lived assets	-	-	-	-

2002

Revenue	$264,592	$20,485	$-	$285,077

Profit (Loss)	(358,493)	(402,619)		(1,371,151)

Expenditures for
long-lived assets	29,249	12,028	1,990	43,267

7.     Related Party Transactions

       The Company has made a non-interest bearing advance in the amount of $62,500 to its President and Chief Operating Officer, Dr. Zvi Yaniv. The advance as been classified as long-term because there are no scheduled repayment terms. Dr. Yaniv does have the opportunity to earn bonuses based on the achievement of certain milestones. Any such bonuses that may be earned would be applied against this loan.

Index

SI DIAMOND TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.      Subsequent Events

       From April 1, 2003 through May 9, 2003, the Company received $1,100,000 and issued 2,364,105 shares of common stock in exempt offerings under Regulation D of the Securities Act of 1933.

       On May 9, 2003, the Company made a $400,000 payment due to Till Keesman in connection with a minimum royalty payment associated with a patent license agreement.

9.     Recently Issued Accounting Standards

       In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

       In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.10.Discontinued Operations       In October 2002, the Company sold the assets of its Sign Builders of America, Inc. subsidiary. The results of Sign Builders of America, Inc. for the quarter ended March 31, 2002 are included in the consolidated statements as a discontinued operation.

Index

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

       This Form 10-QSB contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-QSB containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-QSB. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-QSB, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

       Three Months Ended March 31, 2003 and 2002:

OVERVIEW

       During the quarter ended March 31, 2003, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002, we expect to incur additional research and development expenses throughout 2003 in developing our CFE technology. We have restructured the company to focus on licensing our technology and obtaining sufficient to revenue to cover our ongoing research expenditures.

OUTLOOK

       We expect our external cash needs for 2003 to be approximately $3.0 million, including the amount necessary to maintain our license of the Keesman patent. We intend to fund those needs through a combination of reimbursements for research, license agreements, and issuance of debt and equity securities. As of the date of this filing, we have raised approximately $2.0 million of this amount through private placements and a research project and have commitments for the remainder. A license agreement or development agreement with a substantial up-front payment could eliminate the need for additional outside capital.

       We have developed a plan to enable us to achieve break-even on revenues of $2.5 million, excluding the cost of the acquisition of the Keesman patent. There can be no assurance that we will achieve break-even or be profitable in the future. To the extent our revenues do not allow us to break-even, or if the timing of revenues is weighted toward the latter part of the year, we may be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve break-even at that level.

Index

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. Our current cash, including commitments, is sufficient to allow us to maintain operations for approximately six months. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

       In April 2003, we were notified by the U.S. Patent office that it had issued a notice of allowance for the reissuance of U.S. Patent No. 5,773,921, which we had licensed from Argus Holdings GmbH (“the Keesman patent”). The reissuing process considerably enhanced the existing nine claims of the U.S. patent, as well as added additional claims. The reissuance of this patent solidifies our already strong position in the carbon nanotube field and expands the number of companies likely to license our technology in the future. Allowance of this reissuance also triggers a minimum royalty payment of $400,000 due on this patent in May 2003. This payment was made in cash on May 9, 2003.

       In January 2003, we signed an agreement to study the formation of a strategic partnership with MITSUI & CO. LTD., one of the largest trading houses in Japan and we are currently in the process of completing that study. In April 2003, we signed a technical cooperation agreement with Mitsubishi Heavy Industries Ltd. (MHI), one of the largest industrial corporations in the world, headquartered in Tokyo Japan. We expect either one or both of these agreements to ultimately result in reimbursed research projects and license agreements for the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

       In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company’s fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

       In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Index

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

       Our revenues for the quarter ended March 31, 2003 (the “2003 Period”) totaled $444,452 compared to $285,077 for the quarter ended March 31, 2002 (the “2002 Period”). All of the revenue in the 2003 Period was from ANI. During the 2002 Period, we had revenues of $264,592 from ANI and $20,485 from EBT. The ANI revenues in the both periods were all the result of reimbursed research expenditures under government programs and private research contracts. The EBT revenues in the 2002 Period resulted from the sale of miscellaneous products and services. There were no EBT revenues in the 2003 Period.

       We had a total revenue backlog of approximately $900,000 as of March 31, 2003, as compared with a backlog of approximately $550,000 at March 31, 2002. The backlog at March 31, 2003 consists of a government grant at ANI that will be completed over a period of approximately two years. The backlog at March 31, 2002 was primarily reimbursed research at ANI related to projects that were completed in 2002.

       For the 2003 Period, our cost of sales was $76,893, or 17% of revenues, as compared with $273,364, which was 96% of revenues, for the 2002 Period. The 2003 margin of 83% was much higher than normal because the majority of our revenue came from one single research project with a large Japanese display manufacturer. This contract dealt with a technical area where we have performed extensive research, and therefore, we were able to complete this project with minimal outside expenditures. We would expect our future margins to be lower than this, especially as it relates to government contracts that have little or no margin associated with them.

       Our selling, general, and administrative expenses were $434,585 for the 2003 Period, compared with $789,543 for the 2002 Period. The primary reason for the reduction from 2002 to 2003 relates to the restructuring at EBT and the elimination of the sales and marketing costs associated with EBT, as well as an overall reduction in general and administrative costs.       Our royalty expense was $400,000 in the 2003 Period. There was no royalty expense in the 2002 Period. The royalty expense is a minimum payment due in connection with the recently allowed Keesman patent. We expect royalty expense in future periods to be highly correlated with royalty income.

       We incurred research and development expenses of $ 282,498 for the 2003 Period, which was a reduction from the $376,084 incurred in the 2002 Period. This decrease results from the restructuring at EBT which resulted in the elimination of all research and development related to the EBT products. We expect total research and development expense to decline for the balance of the year as we seek and receive additional revenues to fund our research. We expect to continue to incur expense in 2002 in support of additional research and development activities related to the commercial development of our CFE nanotube technology, however we expect the overall research and development expense in 2003 to be lower than 2002 as a result of the increased funding available to ANI.

       Our interest expense decreased substantially in the 2003 Period because we issued no new debt, continued to pay on old debt, and converted a portion of our debt into equity in 2003.

Index

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY

       Our cash position for the quarter was substantially unchanged. At March 31, 2003, we had cash and cash equivalents in the amount of $3,346 as compared with cash and cash equivalents of $15,868 at December 31, 2002. This slight decrease in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2003 Period of $499,602 was substantially lower than the $784,004 used in the 2002 Period. The primary reason for the decrease was the reduced loss in the 2003 Period.

       As described in greater detail in the notes to the financial statements, we received net proceeds of $504,250 from the issuance of common stock related to private placements during the 2003 Period, as compared with $506,901 from the issuance of common stock, including shares related to options and warrants, during the 2002 Period. We issued no new debt in the 2003 Period, as opposed to the 2002 Period when we issued $500,000 in new debt.

       We used no cash for investing activities in the 2003 Period. Cash used in investing activities during the 2002 Period was $44,608. The cash used in the 2002 Period resulted primarily from the purchase of research equipment.

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

       We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is anticipated that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We have however developed a plan to enable us to operate at break-even levels based on the receipt of research funding and other revenues. Achievement of break-even would enable us to continue our research with out seeking additional debt or equity financing.

       The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time. Because the timing and receipt of revenues from the license or royalty agreements will be tied to the achievement of certain product development, testing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our operations or seek additional financing from other sources.

Index

ITEM 3. CONTROLS AND PROCEDURES

       Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

       In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

Index

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits: See Index to Exhibits on page 18 for a descriptive response to this item.

       (b)     Reports on Form 8-K:

(1)	Current Report on Form 8-K dated April 9, 2003 (Item 5)

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SI DIAMOND TECHNOLOGY, INC. (Registrant)

Date: May 9, 2003	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2003	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Index

Certificate of Chief Executive Officer

        I, Marc W. Eller, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of SI Diamond Technology, Inc. (“SIDT”).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of SIDT as of, and for, the periods presented in this quarterly report.

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

b.     evaluated the effectiveness of SIDT’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     SIDT’s other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of SIDT’s board of directors :

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect SIDT’s ability to record, process, summarize and report financial data and have identified for SIDT’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in SIDT’s internal controls.

6.     SIDT’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

     /s/ Marc W. Eller
Marc W. Eller, Chairman of the Board
and Chief Executive Officer

Index

Certificate of Chief Financial Officer

        I, Douglas P. Baker, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of SI Diamond Technology, Inc. (“SIDT).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of SIDT as of, and for, the periods presented in this quarterly report.

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

b.     evaluated the effectiveness of SIDT’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     SIDT’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of SIDT’s board of directors:

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect SIDT’s ability to record, process, summarize and report financial data and have identified for SIDT’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in SIDT’s internal controls.

6.     SIDT’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

     /s/ Douglas P. Baker
Douglas P. Baker
Vice-President and
Chief Financial Officer

Index

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

       Exhibit

       11            Computation of (Loss) Per Common Share

       99.1        Certification of Periodic Financial Reports

       99.2        Certification of Periodic Financial Reports