Form 10QSB
period 2003-06-30
NANO PROPRIETARY  INC
filed 2003-08-04
CIK 891417

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003

☐                              Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of Small Business Issuer as specified in charter)

TEXAS	76-0273345
(State of	(IRS Employer
Incorporation)	Identification Number)

3006 Longhorn Blvd., Suite 107
AUSTIN, TEXAS	78758
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (512) 339-5020

SI Diamond Technology, Inc.
(Former name, changed since last report)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [  ]

As of July 31, 2003, the registrant had 87,232,107 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

NANO-PROPRIETARY, INC.
INDEX

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$1,018,942	$15,868
Accounts receivable, trade – net of allowance for doubtful accounts of $0 in 2003 and 2002	40,481	32,316
Prepaid expenses and other current assets	184,751	95,232

Total current assets	1,244,174	143,416

Property and equipment, net	92,723	115,239
Officer receivable	31,250	62,500
Other assets	800	800
Total assets	$1,368,947	$321,955

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$240,657	$584,878
Current portion of long-term debt	13,607	39,832
Obligations under capital lease	18,439	17,993
Notes payable	1,000,000	1,600,000
Accrued liabilities	223,624	493,564

Total current liabilities	1,496,327	2,736,267

Obligations under capital lease	37,293	46,283

Total Liabilities	1,533,620	2,782,550

Commitments and contingencies	–	–

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 87,207,107 and 76,970,792 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	87,207	76,971
Additional paid-in capital	72,462,332	68,709,621
Accumulated deficit	(72,714,212)	(71,247,187)

Total stockholders' (deficit)	(164,673)	(2,460,595)

Total liabilities and stockholders' (deficit)	$1,368,947	$321,955

See notes to consolidated financial statements.

Index

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Government contracts	$156,325	$121,663	$166,712	$208,066
Privately funded research	–	329,411	400,000	500,000
Royalties	–	–	920	–
Other	4,055	29,210	37,200	57,655
Total Revenues	160,380	480,284	604,832	765,721

Cost of sales	146,146	305,859	223,039	579,583
Selling, general and administrative expenses	420,167	907,361	854,752	1,696,904
Research and development	275,400	536,507	557,898	912,591
Royalty expense	–	–	400,000	–

Operating costs and expenses	841,713	1,749,727	2,035,689	3,189,078

Loss from operations	(681,333)	(1,269,443)	(1,430,857)	(2,423,357)

Other income (expense), net
Interest Expense	(15,387)	(196,030)	(41,527)	(414,925)
Other	664	(680)	5,359	978

Loss from continuing operations before taxes	(696,056)	(1,466,153)	(1,467,025)	(2,837,304)

Provision for taxes	–	–	–	–

Loss from continuing operations	(696,056)	(1,466,153)	(1,467,025)	(2,837,304)

Discontinued operations
Income from the operation of SBOA	–	(21,810)	–	(19,601)

Net loss	(696,056)	(1,487,963)	(1,467,025)	(2,856,905)

Less accretion on convertible preferred stock	–	(16,245)	–	(37,495)

Net loss applicable to common shareholders	$(696,056)	$(1,504,208)	$(1,467,025)	$(2,894,400)
Loss per share

Basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding

Basic	85,552,973	63,648,286	82,661,901	62,924,823
Diluted	85,552,973	63,648,286	82,661,901	62,924,823

See notes to consolidated financial statements.

Index

NANO-PROPRIETARY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,467,025)	$(2,856,905)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	22,516	173,152
Amortization of discount on debt	–	292,913
Net realized and unrealized (gain) loss on marketable securities	–	(770)
Shares issued for patent option	13,636	–
Changes in assets and liabilities:
Accounts receivable, trade	(8,165)	106,252
Inventories	–	39,094
Prepaid expenses and other current assets	(58,269)	(21,561)
Accounts payable and accrued liabilities	(270,516)	419,958
Customer deposits and deferred revenue	–	(51,336)

Total adjustments	(300,798)	957,702

Net cash used in operating activities	(1,767,823)	(1,899,203)

Cash flows from investing activities:
Capital expenditures	–	(222,800)
Proceeds from the sale of marketable securities	–	24,980
Purchase of marketable securities	–	(25,860)
Net cash used in investing activities	–	(223,680)

Cash flows from financing activities:
Repayment of notes payable	(34,769)	(99,190)
Proceeds from notes payable and long-term debt	–	600,000
Proceeds of stock issuance, net of costs	2,805,666	1,408,339

Net cash provided by financing activities	2,770,897	1,909,149

Net increase (decrease) in cash and cash equivalents	1,003,074	(213,734)

Cash and cash equivalents, beginning of period	15,868	261,861

Cash and cash equivalents, end of period	$1,018,942	$48,127

See notes to consolidated financial statements.

Index

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

        The consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 and 2002 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2003 and 2002 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

        Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the U.S.  Securities and Exchange Commission.

        The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

        Cash paid for interest for the six months ended June 30, 2003 and 2002 was $1,554 and $10,617, respectively. During the six months ended both June 30, 2003 and 2002, the Company had non-cash transactions related to the conversion of notes payable, including related accrued interest, into shares of the Company’s common stock. These transactions are described in greater detail in Note 3. In the six months ended June 30, 2003, the Company also had a non-cash transactions related to the issuance of a common shares in connection with the payment of accounts payable and accrued expenses.

3.     Stockholders’ Equity

        In the six months ended June 30, 2003, the Company issued 6,271,803 restricted shares of its common stock and received net proceeds of $2,604,250 in exempt offerings under Regulation D of the Securities Act of 1933.  The Company issued 309,745  shares of its common stock and received $201,416 in connection with the exercise of employee stock options. The Company also issued 3,483,746 shares of common stock in connection with the payment of convertible notes payable and related accrued interest. The face amount of the notes was $600,000 and the related accrued interest totaled $105,863. The Company also issued 100,000 shares valued at $237,782 in connection with the payment of accounts payable and 71,021 shares valued at $13,636 in connection with a patent extension. In the six months ended June 30, 2002, the Company also issued 1,009,911 shares of restricted common stock in payment of convertible notes payable and related accrued interest. The gross amount of the notes was $500,000 and related accrued interest was $33,750.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     Contingencies

Litigation

        The Company is a defendant in minor lawsuits described in greater detail in its 2002 annual report on Form 10-KSB. The Company expects any potential eventual payment to have no material affect on the financial statements.

 6.     Business Segments

Following is information related to the Company’s business segments for the six months ended June 30, 2003 and 2002:

	ANI	EBT	All Other	Total
2003

Revenue	$604,832	$-	$-	$604,832

Profit (Loss)	(1,075,085)	7,634	(399,574)	(1,467,025)

Expenditures for
long-lived assets	-	-	-	-

2002

Revenue	$715,736	$49,985	$-	$765,721

Profit (Loss)	(684,330)	(1,041,367)	(1,131,208)	(2,856,905)

Expenditures for
long-lived assets	52,327	166,401	4,072	222,800

7.     Related Party Transactions

        The Company made a non-interest bearing advance in the amount of $62,500 to its President and Chief Operating Officer, Dr. Zvi Yaniv. A portion of this advance was repaid in the quarter ended June 30, 2003.  The remaining portion of the advance has been classified as long-term because there are no scheduled repayment terms. Dr. Yaniv does have the opportunity to earn bonuses based on the achievement of certain milestones. Any such bonuses that may be earned would be applied against this loan.

8.     Subsequent Events

        For the period from July 1, 2003 through July 31, 2003, the Company issued a total of 25,000 restricted shares of its common stock and received net proceeds of approximately $25,000 in an exempt offerings under Regulation D of the Securities Act of 1933.

Index

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

        In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement will be effective for the first interim period beginning after June 15, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

10.   Discontinued Operations

        In October 2002, the Company sold the assets of its Sign Builders of America, Inc. subsidiary. The results of Sign Builders of America, Inc. for the three and six month periods ended June 30, 2003 are included in the consolidated statements as a discontinued operation.

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

Six months ended June 30, 2003 and 2002

OVERVIEW

During the six months ended June 30, 2003, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002, we expect to incur additional research and development expenses throughout 2003 in developing our CFE technology. We have restructured the company to focus on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our external cash needs for 2003 to be approximately $3.3 million, including the amount necessary to maintain our license of the Keesman patent. We intend to fund this need through a combination of reimbursements for research, license agreements, and issuance of debt and equity securities.  As of the date of this filing, we have raised approximately $2.8 million of this amount through private placements and a research project. A license agreement or development agreement with a substantial up-front payment could eliminate the need for additional outside capital.

We have developed a plan to enable us to achieve break-even on revenues of $3.5 million, including the minimum royalty payment associated with the acquisition of the Keesman patent. There can be no assurance that we will achieve break-even or be profitable in the future.  To the extent our revenues do not allow us to break-even, or if the timing of revenues is weighted toward the latter part of the year, we may be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve break-even at that level.

Index

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through additional debt and equity offerings. Our current cash, including commitments, is sufficient to allow us to maintain operations for approximately three months from the date of this filing. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise short term funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

On June 10, 2003 the shareholders of the Company approved change of the Company’s name from SI Diamond Technology, Inc. to Nano-Proprietary, Inc. This change was effective July 1, 2003 and as of that date the company began trading on the Over-the-Counter Bulletin Board under its new symbol, “NNPP”.

In April 2003, we were notified by the U.S. Patent office that it had issued a notice of allowance for the reissuance of U.S. Patent No. 5,773,921, which we had licensed from Argus Holdings GmbH (“the Keesman patent”). The reissuing process considerably enhanced the existing nine claims of the U.S. patent, as well as added additional claims. The reissuance of this patent solidifies our already strong position in the carbon nanotube field and expands the number of companies likely to license our technology in the future. Allowance of this reissuance also triggered a minimum royalty payment of $400,000 due on this patent in May 2003. This payment was made by the Company in cash on May 9, 2003.

In January 2003, we signed an agreement to study the formation of a strategic partnership with MITSUI & CO. LTD., one of the largest trading houses in Japan and we are currently in the process of completing that study. In April 2003, we signed a technical cooperation agreement with Mitsubishi Heavy Industries Ltd. (MHI), one of the largest industrial corporations in the world, headquartered in Tokyo, Japan. We expect either one or both of these agreements to ultimately result in reimbursed research projects and license agreements for the Company.

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

 In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement will be effective for the first interim period beginning after June 15, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Index

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our quarterly loss for the second quarter ended June 30, 2003 was $696,056, less than half of the loss of $1,487,963 for the same period last year and less than the loss of $770,969 for the first quarter ended March 31, 2003. Our loss of $1,467,025 for the six months ended June 30, 2003 was also approximately half of the loss of $2,856,905 for the six months ended June 30, 2002. These substantially reduced losses are the result of the restructuring at our EBT subsidiary and cost cutting in other areas. We expect the magnitude of the quarterly losses to continue to decrease as we focus on increasing our revenue through the remainder of the year.

Our revenues for the second quarter ended June 30, 2003 totaled $160,380 compared to $480,284 for the second quarter of 2002. We earned $604,832 in revenues during the six month period ended June 30, 2003, (the “2003 Period”) as compared with $765,721 during the six month period ended June 30, 2002 (the “2002 Period”). During the 2003 Period, all of our revenues were from ANI. In the 2002 Period, we had revenue of $715,736 from ANI, and $49,985 from EBT. The ANI revenues in both periods were substantially all the result of reimbursed research expenditures. In the 2002 Period, $208,066 of these reimbursements were from government programs, $500,000 was from a private research contract with a large Japanese display manufacturer, and $7,670 from miscellaneous product sales. In the 2003 Period, $166,712 of these reimbursements were from government programs, and $400,000 was from a private research contract with the same display manufacturer. The remainder of the ANI revenue was from miscellaneous product sales and royalty agreements. During the 2002 Period, EBT received $49,985 from the sale of products and services, but had no revenue in the 2003 Period.

We had a total revenue backlog of $575,459 as of June 30, 2003, which represents a substantial increase from the total revenue backlog of $36,204 that existed at June 30, 2002. The backlog at the end of both periods consisted of government programs at ANI.  EBT had no backlog at either June 30, 2003 or 2002. The EBT business model calls for EBT to license its technology, and as a result, it has no product sales and no backlog. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

For the 2003 Period, our cost of sales were $223,039, or a gross margin of 63%, as compared with $579,583 or a gross margin of 24%, for the 2002 Period. The 2003 margin was much higher than normal because the majority of our revenue came from one single research project with a large Japanese display manufacturer. This contract dealt with a technical area where we have performed extensive research, and therefore, we were able to complete this project with minimal outside expenditures. We would expect our future margins to be lower than this, especially as it relates to government contracts that have little or no margin associated with them.

 Our  selling, general, and administrative expenses were $854,752 for the 2003 Period, compared with $1,696,904 for the 2002 Period. The primary reason for the reduction from 2002 to 2003 relates to the restructuring at EBT and the elimination of the sales and marketing costs associated with EBT, as well as an overall reduction in general and administrative costs.

Our royalty expense was $400,000 in the 2003 Period. There was no royalty expense in the 2002 Period. The royalty expense is a minimum payment due in connection with the recently allowed Keesman patent. We expect royalty expense in future periods to be highly correlated with royalty income.

We incurred research and development expenses  of $557,898 for   the 2003 Period, which was a reduction from the $912,591 incurred in the 2002 Period. This decrease results from the restructuring at EBT, which resulted in the elimination of all research and development related to the EBT products. We expect total research and development expense to decline for the balance of the year as we seek and receive additional revenues to fund our research.  We expect to continue to incur expense in 2003 in support of additional research and development activities related to the commercial development of our CFE nanotube technology, however we expect the overall research and development expense in 2003 to be lower than 2002 as a result of the increased funding available to ANI.

Our interest expense decreased substantially in the 2003 Period because we issued no new debt, continued to pay on old debt, and converted a portion of our debt into equity in 2003.

Index

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position for the Period  increased substantially. At June 30, 2003, we had cash and cash equivalents in the amount of $1,018,942 as compared with cash and cash equivalents of $15,868 at December 31, 2002.  This substantial increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2003 Period of $1,767,823 was slightly lower than the $1,899,203 used in the 2002 Period. The primary reason for the decrease was the reduced loss in the 2003 Period.

As described in greater detail in the notes to the financial statements, we received net proceeds of $2,805,666 from the issuance of common stock related to private placements and option exercises during the 2003 Period, as compared with $1,408,339 from the issuance of common stock during the 2002 Period.  We issued no new debt in the 2003 Period, as opposed to the 2002 Period when we issued $600,000 in new debt.

We used no cash for investing activities in the 2003 Period. Cash used in investing activities during the 2002 Period was $223,680. The cash used in the 2002 Period resulted primarily from the purchase of equipment.

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

Index

  PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

From January 1, 2003 through June 30, 2003, in a series of private placements only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 6,271,803 shares of our common stock in exchange for $2,604,250. The shares were issued at a slight discount to the market price of our common stock at the time of issuance. In addition, we issued 71,021 shares of common stock valued at $13,636 in connection with a minimum payment due on a patent license agreement and 100,000 shares of common stock valued at $237,782 in connection with payment of accounts payable. We paid no commissions relating to the sale of these securities. The Company filed a registration statement in May 2003 to register the majority of these shares and to update the registration of other previously registered shares. Following is a listing of those shares:

Common shares
Shareholder	issued

Argyll Equities LLC	454,545
Delta Traders	694,444
First London Securities	2,604,633
August Pellizzi	1,563,636
James Wikert	500,000
Joseph Ritchie	181,818
Warren DeMaio	181,818
Thomas DeMaio	90,909
Winstead, Sechrest & Minnick	100,000
Till Keesman	71,021

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On July 10, 2003 the Company held its 2003 Annual Meeting of Shareholders. The following items were presented to a vote of the holders (the “Shareholders”) of the Company’s issued and outstanding Common Stock:

(1)	The election of David R. Sincox and Charles C. Bailey to the Company’s Board of Directors as Class I Directors, whose terms expire at the Company’s 2004 Annual Meeting of Shareholders.
(2)	The election of Eddie Lee, Dr. Robert Ronstadt, and Dr. Zvi Yaniv to the Company’s Board of Directors as Class II Directors, whose terms expire at the Company’s 2005 Annual Meeting of Shareholders.
(3)	The election of Marc W. Eller and Ronald J. Berman to the Company’s Board of Directors as Class III Directors, whose terms expire at the Company’s 2006 Annual Meeting of Shareholders.
(4)	Vote to change the name of the Company to Nano-Proprietary, Inc.
(5)	The ratification of the appointment of Sprouse & Anderson, LLP as the Company’s independent auditors for the 2003 fiscal year.

The number of votes cast for each of the above is summarized in the table below. All numbers in the table below represent shares of Common Stock or the voting equivalent thereof):

Item Submitted to Shareholders	For	Against	Abstain	Broker Non-Votes	Total
(1) Election of Directors
Election of David R. Sincox	74,899,774	115,699	0	0	75,015,473
Election of Charles C. Bailey	74,899,774	115,699	0	0	75,015,473
Election of Eddie Lee	74,899,774	115,699	0	0	75,015,473
Election of Dr. Robert Ronstadt	74,899,774	115,699	0	0	75,015,473
Election of Dr. Zvi Yaniv	74,899,774	115,699	0	0	75,015,473
Election of Marc W. Eller	74,899,774	115,699	0	0	75,015,473
Election of Ronald J. Berman	74,899,774	115,699	0	0	75,015,473

(2) Approval of Name Change	73,035,849	1,934,039	45,585	0	75,015,473

(3) Ratification of Sprouse & Anderson,
LLP Company as auditors	73,035,849	1,934,039	45,585	0	75,015,473

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

       (b)     Reports on Form 8-K:

(1)	Current Report on Form 8-K dated April 9, 2003 (Item 5)

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: August 4, 2003	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2003	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

    Exhibit

11        Computation of (Loss) Per Common Share

31.1     Section 302 Certificate of Marc W. Eller

31.2     Section 302 Certificate of Douglas P. Baker

32.1     Section 906 Certificate of Marc W. Eller

32.2     Section 906 Certificate of Douglas P. Baker