Form 10QSB
period 2003-09-30
NANO PROPRIETARY  INC
filed 2003-10-31
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2003

☐                              Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0273345
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3006 Longhorn Blvd., Suite 107
Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 339-5020

(Registrant's telephone number, including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

As of October 27, 2003, the registrant had 95,433,218 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

NANO-PROPRIETARY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$2,825,913	$15,868
Accounts receivable, trade – net of allowance for doubtful accounts of $0 in 2003 and 2002	41,759	32,316
Prepaid expenses and other current assets	180,344	95,232

Total current assets	3,048,016	143,416

Property and equipment, net	86,494	115,239
Officer receivable	31,250	62,500
Other assets	800	800
Total assets	$3,166,560	$321,955

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$155,007	$584,878
Current portion of long-term debt	–	39,832
Obligations under capital lease	19,103	17,993
Notes payable	–	1,600,000
Accrued liabilities	215,958	493,564

Total current liabilities	390,068	2,736,267

Obligations under capital lease	32,194	46,283

Total Liabilities	422,262	2,782,550

Commitments and contingencies	–	–

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 94,014,661 and 76,970,792 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	94,015	76,971
Additional paid-in capital	76,576,775	68,709,621
Accumulated deficit	(73,926,492)	(71,247,187)

Total stockholders' (deficit)	2,744,298	(2,460,595)

Total liabilities and stockholders' (deficit)	$3,166,560	$321,955

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Government contracts	$86,483	$46,086	$253,195	$254,152
Privately funded research	–	85,713	400,000	585,713
Royalties	1,328	–	2,248	–
Other	384	87,191	37,584	144,846
Total Revenues	88,195	218,990	693,027	984,711

Cost of sales	93,640	231,873	316,679	811,456
Selling, general and administrative expenses	805,330	1,043,764	1,660,082	2,740,668
Research and development	389,852	295,049	947,750	1,207,640
Impairment charge	–	176,286	–	176,286
Royalty expense	–	–	400,000	–

Operating costs and expenses	1,288,822	1,746,972	3,324,511	4,936,050

Loss from operations	(1,200,627)	(1,527,982)	(2,631,484)	(3,951,339)

Other income (expense), net
Interest Expense	(13,308)	(141,992)	(54,835)	(556,917)
Lawsuit Settlement	–	435,240	–	435,240
Net realized and unrealized gains (losses) on marketable securities	–	(4,167)	–	(3,397)
Other	1,655	201	7,014	409

Loss from continuing operations before taxes	(1,212,280)	(1,238,700)	(2,679,305)	(4,076,004)

Provision for taxes	–	–	–	–

Loss from continuing operations	(1,212,280)	(1,238,700)	(2,679,305)	(4,076,004)

Discontinued operations
Loss on the disposal of SBOA	–	(141,314)	–	(141,314)
Loss from the operation of SBOA	–	(71,340)	–	(90,941)

Net loss	(1,212,280)	(1,451,354)	(2,679,305)	(4,308,259)

Less accretion on convertible preferred stock	–	–	–	(37,495)

Net loss applicable to common shareholders	$(1,212,280)	$(1,451,354)	$(2,679,305)	$(4,345,754)
Loss per share

Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Weighted average shares outstanding

Basic and Diluted	88,590,429	73,767,176	84,656,310	70,429,339

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,679,305)	$(4,308,259)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	33,940	247,320
Gain on sale of fixed assets	(4,695)	–
Amortization of discount on debt	–	352,343
Net realized and unrealized (gain) loss on marketable securities	–	3,397
Common shares issued for patent option	13,636	–
Common shares issued for services	–	21,000
Non-cash loss on disposal of SBOA	–	104,845
Impairment charge	–	176,286
Non-cash variable option pricing expense	389,385	–
Changes in assets and liabilities:
Accounts receivable, trade	(9,443)	150,292
Inventories	–	(46,739)
Prepaid expenses and other current assets	(53,862)	(66,587)
Accounts payable and accrued liabilities	(269,482)	652,537
Customer deposits and deferred revenue	–	428,699

Total adjustments	99,479	2,023,393

Net cash used in operating activities	(2,579,826)	(2,284,866)

Cash flows from investing activities:
Capital expenditures	(5,195)	(228,550)
Proceeds from sale of fixed assets	4,695	–
Proceeds from the sale of marketable securities	–	46,313
Purchase of marketable securities	–	(25,860)
Net cash used in investing activities	(500)	(208,097)

Cash flows from financing activities:
Repayment of notes payable	(52,811)	(666,389)
Proceeds from notes payable and long-term debt	–	1,150,000
Proceeds of stock issuance, net of costs	5,443,182	1,965,589

Net cash provided by financing activities	5,390,371	2,449,200

Net increase (decrease) in cash and cash equivalents	2,810,045	(43,763)

Cash and cash equivalents, beginning of period	15,868	261,861

Cash and cash equivalents, end of period	$2,825,913	$218,098

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

                The consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2003 and 2002 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

                The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

                Cash paid for interest for the nine months ended September 30, 2003 and 2002 was $3,335 and $24,152, respectively. During the nine months ended both September 30, 2003 and 2002, the Company had non-cash transactions related to the conversion of notes payable, including related accrued interest, into shares of the Company’s common stock. During the nine months ended September 30, 2003, the Company also had a non-cash transactions related to variable option pricing and the issuance of common shares in connection with the payment of accounts payable and accrued expenses. These transactions are described in greater detail in Note 3.

3.       Stockholders’ Equity

                In the nine months ended September 30, 2003, the Company issued 6,860,039 restricted shares of its common stock and received net proceeds of $3,604,250 in exempt offerings under Regulation D of the Securities Act of 1933.  The Company issued 2,280,789 shares of its common stock and received $1,838,932 in connection with the exercise of employee stock options. The Company also issued 7,707,020 shares of common stock in connection with the payment of convertible notes payable and related accrued interest. The face amount of the notes was $1,600,000 and the related accrued interest totaled $161,213. The Company also issued 125,000 shares valued at $276,782 in connection with the payment of accounts payable and 71,021 shares valued at $13,636 in connection with a patent extension.

                In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through June 30, 2003, the quoted value of the Company’s common stock did not exceed above the exercise price of the options and as such no compensation expense was recognized at any period through that date. In September 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.08 per share. The Company recorded $389,385 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in the quarter ended September 30, 2003.

                In the nine months ended September 30, 2002, the Company issued 1,009,911 shares of restricted common stock in payment of convertible notes payable and related accrued interest. The gross amount of the notes was $500,000 and related accrued interest was $33,750. During the same period, the Company also issued a total of 4,809,221 restricted shares of its common stock and received net proceeds of $1,829,339 in a series of exempt offerings under Regulation D of the Securities Act of 1933 and received $136,250 and issued 230,000 shares as the result of the exercise of options during the period. The Company also issued 355,000 shares of its common stock to pay accounts payable in the amount of $112,250 and 75,000 shares of its common stock in payment for services valued at $21,000.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.       Stockholders’ Equity (continued)

In June 2002, all remaining outstanding shares of the Company’s Series G Convertible Preferred Stock were converted to common shares. A total of 850 preferred shares were converted into 1,267,617 shares of  common stock.

4.       Notes Payable and Long Term Debt

                During the nine months ended September 30, 2003, all of the Company’s convertible notes payable were converted into shares of the Company’s common stock as described in greater detail in Note 3.

5.       Contingencies

Litigation

                The Company is a defendant in minor lawsuits described in greater detail in its 2002 annual report on Form 10-KSB. The Company expects any potential eventual payment to have no material affect on the financial statements.

6.       Business Segments

Following is information related to the Company’s business segments for the nine months ended September 30, 2003 and 2002:

	ANI	EBT	All Other	Total
2003

Revenue	$693,027	$-	$-	$693,027

Profit (Loss)	(1,812,679)	(181,559)	(685,067)	(2,679,305)

Expenditures for
long-lived assets	5,195	-	-	-

2002

Revenue	$856,125	$128,586	$-	$984,711

Profit (Loss)	(1,294,003)	(1,287,417)	(1,494,584)	(4,076,004)

Expenditures for
long-lived assets	52,327	171,674	2,771	226,772

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.       Subsequent Events

          For the period from October 1, 2003 through October 27, 2003, the Company issued a total of 747,058 restricted shares of its common stock and received net proceeds of approximately $1,208,000 in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, the Company also issued 671,499 shares of common stock and received proceeds of $531,497 in connection with the exercise of options under the Company’s stock option plans.

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

10.     Discontinued Operations

          In October 2002, the Company sold the assets of its Sign Builders of America, Inc. subsidiary. The results of Sign Builders of America, Inc. for the three and nine month periods ended September 30, 2002 are included in the consolidated statements as a discontinued operation.

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

Nine months ended September 30, 2003 and 2002

OVERVIEW

          During the nine months ended September 30, 2003, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002, we expect to incur additional research and development expenses throughout 2003 in developing our CFE technology. We have restructured the company to focus on licensing our technology and obtaining sufficient to revenue to cover our ongoing research expenditures.

OUTLOOK

          We expect our present cash balances of approximately $4 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through 2004.  We expect to achieve profitability in 2004. There can be no assurance that we will achieve profitability, or even break-even, in the future.  To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

          We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $4 million as of the date of this filing is sufficient to allow us to maintain operations through at least the end of 2004. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

          In April 2003, we were notified by the U.S. Patent office that it had issued a notice of allowance for the reissuance of U.S. Patent No. 5,773,921, which we had licensed from Argus Holdings GmbH (“the Keesman patent”). The patent was formally reissued in August 2003. The reissuing process considerably enhanced the existing nine claims of the U.S. patent, as well as added additional claims. The reissuance of this patent solidifies our already strong position in the carbon nanotube field and expands the number of companies likely to license our technology in the future. Allowance of this reissuance also triggered a minimum royalty payment of $400,000 due on this patent in May 2003. This payment was made by the Company in cash on May 9, 2003.

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

          We completed a private placement of shares of our common stock in October 2003. As a result of this private placement we issued 1,335,295 shares of our common stock in exchange for gross proceeds of $2,270,000.  Our net proceeds from this transaction were approximately $2,208,000 with $1,000,000 of these proceeds received as of September 30, 2003. We expect the proceeds of this transaction, when combined with our existing cash and expected revenues will enable us to operate at least through the end of 2004.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

          Our quarterly loss for the third quarter ended September 30, 2003 was $1,212,280 as compared with the loss of $1,451,354 for the same period last year. As discussed in more detail below, variable option accounting treatment of certain options resulted in a non-cash charge of $389,385. No similar charge existed in 2002. Without that charge, our loss would have been $822,895. Our loss of $2,679,305 for the nine months ended September 30, 2003 was reduced to approximately 60% of the loss  for the nine months ended September 30, 2002. These substantially reduced losses are the result of the restructuring at our EBT subsidiary and cost cutting in other areas. We expect the magnitude of our quarterly loss to decrease in the fourth quarter from that of the third quarter as we focus on increasing our revenue through the remainder of the year.

          Our revenues for the third quarter ended September 30, 2003 totaled $88,195 compared to $218,990 for the third quarter of 2002. We earned $693,027 in revenues during the nine month period ended September 30, 2003, (the “2003 Period”) as compared with $984,711 during the nine month period ended September 30, 2002 (the “2002 Period”). During the 2003 Period, all of our revenues were from ANI. In the 2002 Period, we had revenue of $856,125 from ANI, and $128,586 from EBT. The ANI revenues in both periods were substantially all the result of reimbursed research expenditures. In the 2002 Period, $254,152 of these reimbursements were from government programs, $585,713 was from a private research contract with a large Japanese display manufacturer, and $16,260 from miscellaneous product sales. In the 2003 Period, $253,195 of these reimbursements were from government programs, and $400,000 was from a private research contract with the same display manufacturer. The remainder of the ANI revenue was from miscellaneous product sales and royalty agreements. During the 2002 Period, EBT received $128,856 from the sale of products and services, but had no revenue in the 2003 Period.

          We had a total revenue backlog of $521,496 as of September 30, 2003, as compared with a total revenue backlog of $814,287 that existed at September 30, 2002. The backlog at the end of the 2003 Period consisted of government programs at ANI, while the backlog at the end of the 2002 Period consisted of private research contracts at ANI.  EBT had no backlog at either September 30, 2003 or 2002. The EBT business model calls for EBT to license its technology, and as a result, it has no product sales and no backlog. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

          For the 2003 Period, our cost of sales were $316,679, or a gross margin of 54%, as compared with $811,456 or a gross margin of 18%, for the 2002 Period. The 2003 margin was much higher than normal because the majority of our revenue came from one single research project with a large Japanese display manufacturer. This contract dealt with a technical area where we have performed extensive research, and therefore, we were able to complete this project with minimal outside expenditures. We would expect our future margins to be lower than this, especially as it relates to government contracts that have little or no margin associated with them.

          Our  selling, general, and administrative expenses were $1,660,082 for the 2003 Period, compared with $2,740,668 for the 2002 Period. The primary reason for the reduction from 2002 to 2003 relates to the restructuring at EBT and the elimination of the sales and marketing costs associated with EBT, as well as an overall reduction in general and administrative costs. Even though the selling, general, and administrative expenses were substantially decreased in the 2003 Period, the period was still impacted by a non-cash charge in the amount of $389,385 related to variable options pricing. In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through June 30, 2003, the quoted value of the Company’s common stock did not exceed the exercise price of the options and as such no compensation expense was recognized at any period through that date. In September 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.08 per share. The Company recorded $389,385 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in the quarter ended September 30, 2003. Without this charge, selling, general, and administrative expense would have been only $1,270,697. There was no similar charge in 2002.

          Our royalty expense was $400,000 in the 2003 Period. There was no royalty expense in the 2002 Period. The royalty expense is a minimum payment due in connection with the recently allowed Keesman patent. We expect royalty expense in future periods to be highly correlated with royalty income.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

          We incurred research and development expenses  of $947,750 for  the 2003 Period, which was a reduction from the $1,207,640 incurred in the 2002 Period. This decrease results from the restructuring at EBT, which resulted in the elimination of all research and development related to the EBT products. We expect total research and development expense to remain constant for the balance of the year.  We expect the overall research and development expense in 2003 to be lower than 2002 as a result of the restructuring at EBT.

          Our interest expense decreased substantially in the 2003 Period because we issued no new debt, continued to pay on old debt, and converted a portion of our debt into equity in 2003.

FINANCIAL CONDITION AND LIQUIDITY

          Our cash position increased substantially during the period. At September 30, 2003, we had cash and cash equivalents in the amount of $2,825,913 as compared with cash and cash equivalents of $15,868 at December 31, 2002.  This substantial increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2003 Period of $2,579,826 was slightly higher than the $2,284,866 used in the 2002 Period. While the 2003 Period had a smaller loss, the cash used in operations was favorably impacted by advance payment from a customer and deferral of accounts payable.

          As described in greater detail in the notes to the financial statements, we received net proceeds of $5,443,182 from the issuance of common stock related to private placements and option exercises during the 2003 Period, as compared with $1,965,589 from the issuance of common stock during the 2002 Period.  The Company issued 2,280,789 common shares as the result of option exercises during the 2003 Period and has issued an additional 671,499 shares through October 27, 2003. Individuals that are not currently employees of the Company exercised the majority of these options.  The Company sold its Sign Builders of America, Inc. subsidiary and reorganized its Electronic Billboard Technology, Inc. operations in 2002. Virtually all employees terminated as a result of those actions have until October 31, 2003 to exercise their vested options. This approaching deadline, combined with the increase in the price of the Company’s stock contributed greatly to the number of options exercised.  We issued no new debt in the 2003 Period, as opposed to the 2002 Period when we issued $1,150,000 in new debt.

          We used net cash of $500 for investing activities in the 2003 Period. Cash used in investing activities during the 2002 Period was $208,097. The cash used in both periods resulted primarily from the purchase of equipment.

          The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. In the event that we need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed. Our independent auditors, Sprouse & Anderson, L.L.P., expressed uncertainty as to the ability of the Company to continue as a going concern based on accumulated  past losses from operations and our working capital deficiency. See “Independent Auditor’s Report.” We have received similar opinions from our auditors in each year since 1995.

          We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2004. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, expect to operate profitably in 2004 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES

          From January 1, 2003 through September 30, 2003, in a series of private placements only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 6,860,039 shares of our common stock in exchange for $3,604,250. These shares were issued at a discount to the market price of our common stock at the time of issuance. In addition, we issued 71,021 shares of common stock valued at $13,636 in connection with a minimum payment due on a patent license agreement and 125,000 shares of common stock valued at $276,782 in connection with payment of accounts payable. We paid no commissions relating to the sale of these securities. The Company filed registration statements in May and July 2003 to register the majority of these shares and to update the registration of other previously registered shares. The Company intends to file a registration statement in November 2003 to register the remainder of these shares. Following is a listing of those shares:

Common shares
Shareholder	issued

Argyll Equities LLC	895,722
Delta Traders	694,444
First London Securities	2,604,633
August Pellizzi	1,563,636
James Wikert	500,000
Joseph Ritchie	181,818
Warren DeMaio	181,818
Thomas DeMaio	90,909
Winstead, Sechrest & Minnick	100,000
Till Keesman	71,021
Karrison Nichols	147,059
Donald T. Locke	25,000

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

       (b)     Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: October 30, 2003	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2003	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

4.1	Form of Securities Purchase Agreement by and between the Company and the participants of October 2003 private placement of common stock

4.2	Form of Registration Rights Agreement by and between the Company and the participants of October 2003 private placement of common stock

11	Computation of (Loss) Per Common Share

31.1	Section 302 Certificate of Marc W. Eller

31.2	Section 302 Certificate of Douglas P. Baker

32.1	Section 906 Certificate of Marc W. Eller

32.2	Section 906 Certificate of Douglas P. Baker