Form 10KSB
period 2003-12-31
NANO PROPRIETARY  INC
filed 2004-03-09
CIK 891417

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003; or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS (State of Incorporation)	76-0273345 (IRS Employer Identification Number)

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

Yes  ☑  No ☐

                Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☐

                  State issuer's revenues for its most recent fiscal year:  $773,959

                The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the  average of the closing bid and ask price of the Common Stock on the OTC Bulletin Board system on March 1, 2004 of $2.30, was approximately $201,367,232. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

                As of March 1, 2004, the registrant had 96,312,877 shares of Common Stock issued and outstanding.

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

We have no current royalty agreements producing significant revenue

                Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any carbon nanotube field emission products ourselves, and as such, we have no carbon nanotube field emission product revenues. We signed a license agreement in 1999, for a one-time, up front, payment of approximately $5.6 million. This was a non-exclusive license to Canon, Inc. that covered substantially all of our patents, including a portion of those related to field emission technology, but excluding the basic carbon nanotube patent. This license will produce no future revenue unless Canon decides to license the remaining patents. In 2002, we signed another license agreement with a large Japanese display manufacturer. This license agreement included no upfront payment, but calls for us to be paid royalties equal to 2% of the licensee’s sales of products using our technology. The licensee also will receive credit against royalties due under the agreement for $2 million of research funding that the licensee has provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million.

                We expect to license our technology to be used in other carbon nanotube applications. See additional discussion in the risk factor “Our product development is in its early stages and the outcome is uncertain”. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there can be no assurance that will occur.

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

 Page ii

Our product development is in its early stages and the outcome is uncertain

                Our carbon nanotube technology, and certain products that use this technology, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products, in addition to the cathodes that we have developed that currently use this technology. We have additional potential products  based on carbon nanotube technology. We are developing some of these products jointly with others based on our technology. Upon successful completion of the development process, our development partners will be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process. Consequently, in some cases, it may not be possible for others to produce these products without obtaining licenses from both our development partners and us.

                If any of the products that are being developed using our carbon nanotube technology are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only revenue that we receive related to our carbon nanotube technology is related to reimbursed research expenditures and the license agreement with Oxford Instruments. These revenues are identified in our quarterly filings on Form 10-QSB and our annual filings on Form 10-KSB as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections.

We have a history of net losses

                We have a history of net losses. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999.  We have incurred net income and  losses as shown below:

Year Ended December 31	Net Income (Loss)

1994	($7,255,420)
1995	($14,389,856)
1996	($13,709,006)
1997	($6,320,901)
1998	($3,557,548)
1999	$1,118,134
2000	($7,671,014)
2001	($5,081,559)
2002	($4,908,856)
2003	($4,214,202)

                Although we expect to be profitable in the future, we may not be.  Our profitability in 2004 is dependent on the signing of additional license agreements or obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop products. We do, however, expect the magnitude of those losses, if they continue, to decrease. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability.   In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.

 Page iii

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

We are exposed to litigation liability

                We have lawsuits that arise in the normal course of business. We have been subject to litigation in the past and have settled litigation in the past that has resulted in material payments. We expect all current lawsuits to be resolved with no material impact on our financial statements, and we are unaware of any other potential significant litigation. If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.

We may have future capital needs and the source of that funding is uncertain

                We expect to continue to incur substantial expenses for R&D, product testing, and administrative overhead. The majority of R&D expenditures are for the development of our carbon nanotube–based technology. Some of the proposed products using our technology may not be available for commercial sale or routine use for a period of up to two years. Commercialization of our existing and proposed products will require additional capital in excess of our current capital. A shortage of capital could prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products using our technology will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time, although we do not expect to seek additional financing for the remainder of the year.

                We have developed a plan to allow us to maintain operations until we are able to sustain ourselves and we believe our current cash levels are sufficient to fund operations until we reach that point. We have the existing resources to continue operations for a period in excess of one year. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We intend to raise capital through debt or equity offerings, only if necessary. We expect to sign significant license and development contracts within the next year, although there can be no assurances that this will occur.

                Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues, licensing our technology, and raising additional funds through additional debt and equity offerings, only if necessary. If adequate funds were not available from operations or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, and testing of our products. We may have to obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. These actions could materially and adversely affect us.

 Page iv

Rapid technological changes could render our products obsolete and we may not remain competitive

                The display industry is highly competitive and is characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Many of our competitors have greater financial, managerial, distribution, and technical resources than we do. We will be required to devote substantial financial resources and effort to further R&D. There can be no assurances that we will successfully differentiate our products from our competitors' products, or that we will adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

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

                We have also licensed certain patents related to carbon nanotube technology from Till Keesman (“the Keesman patents”). We licensed 6 patents in 2000 in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. The agreement originally called for minimum additional license fees of $500,000 by June 2002; however, since the U.S. patent was still pending and not officially reissued at that point, the agreements were amended. Additional license fees of $100,000 were paid and $400,000 was deferred until the patent was reissued. The $400,000 was paid in May 2003 when the U.S. patent was allowed, which was a precursor to the patent’s reissuance in August 2003. An additional minimum payment is due in May 2004. We have the cash available and intend to make that payment when due. At the present time, we have no product or revenue that is dependent on these patents. Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed.

We have limited manufacturing capacity and experience

                We have no established commercial manufacturing facilities in the area of  the carbon nanotube field emission technology in which we are conducting our principal research . At the present time, we have no intention of establishing a manufacturing facility related to our carbon nanotube field emission technology, or any other aspects of our technology. We are focusing our efforts on licensing our technology to others for use in their manufacturing processes. To the extent that any of our other products require manufacturing facilities, we intend to contract with a qualified manufacturer.

Our success is dependent on our principal products and technology

                Our carbon nanotube technology is an emerging technology. Our financial condition and prospects are dependent upon our licensing the technology to others. Additional R&D needs to be conducted on the carbon nanotube technology before others can produce products using this technology. Market acceptance of  products using our technology will be dependent upon the perception within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

 Page v

The health effects of nanotechnology are unknown

                There is no scientific agreement, but some scientists believe that in some cases, nanomaterials may be hazardous to an individual’s health or the environment. The science of nanotechnology is based on arranging atoms in such a way as to modify or build materials in such a way as never made in nature; and therefore the effects are unknown. For example, tiny particles, when inhaled can cause lung disease, cancer, and other ailments. The Company takes appropriate precautions for its employees working with carbon nanotubes and believes that any health risks related to carbon nanotubes used in potential products can be minimized. Future research into the effects of nanomaterials in general, and carbon nanotubes in particular, on health and environmental issues may have an adverse effect on products using our technology.

We are dependent on the availability of materials and suppliers

                The materials used in producing current and future products using our technology are purchased from other vendors. We anticipate that the majority of raw materials used in products to be developed by us will be readily available to manufacturers. However, there is no assurance that the current availability of these materials will continue in the future, or if available, will be procurable at favorable prices.

We may be unable to enforce or defend our ownership and use of proprietary technology

                Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our technology. Although we have been awarded patents, have filed applications for patents, or have licensed technology under patents that we do not own, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may already have, or may apply for and obtain patents that will prevent, limit or interfere with our  licensees ability to make and sell our products using our technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties. Although third parties have not asserted infringement claims against us, there is no assurance that third parties will not assert such claims in the future. A major law firm has reviewed our patent portfolio and agreed to handle litigation related to certain of our patents on a contingency basis.

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

 Page vi

Our revenues have been dependent on government contracts in the past

                In many years, a significant part of our revenues is derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past ten years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue

1994	$820,000	41%
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%

                We currently have binding commitments for future government funding of $424,075. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

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

 Page vii

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

Item 1.   Business.

DESCRIPTION OF BUSINESS

General

                Nano-Proprietary, Inc. (previously SI Diamond Technology, Inc.), a Texas corporation, acting through its subsidiaries, is engaged in the development of products and services based principally on novel applications of carbon nanotube technology. In 2002, we restructured the company to narrow our focus to our highest potential return businesses and to make the most efficient use of our resources. We shut down the sales, marketing, and engineering operations of our Electronic Billboard Technology, Inc. subsidiary and limited our activity there to licensing the proprietary technology held by EBT. As a result of this, our Sign Builders of America, Inc. subsidiary was no longer a core part of our strategy for the future. To raise additional cash and to allow management to focus all of its attention on its remaining high potential businesses, we sold the assets of Sign Builders in October 2002.

                On July 1, 2003, we changed the name of the Company from SI Diamond Technology, Inc. to Nano-Proprietary, Inc. to better reflect the business operations of the Company. At the time the previous name was conceived, the main focus of the Company was the development of field emission displays based on the emissive properties of diamonds and diamond-like substances. Over the years, the Company moved away from diamonds as an emission source to carbon and then on to carbon nanotubes. Since the previous name was based on technology that was several generations prior to that of today, it was often confusing to outsiders. Since the Company has been involved with nanotechnology for several years (since 1997), through its subsidiary, Applied Nanotech, Inc., we believed Nano-Proprietary, Inc. to be a much better name for the Company than SI Diamond Technology, Inc.

                We believe that applications of carbon nanotube technology will play an important role in the display, electronics, sensor, and other industries. Our research at ANI is focused on identifying key applications of this technology, with a particular focus on the display and sensor industries. In addition to these industries, we are also working on applications of our technology in the medical, x-ray, wireless communication, and other industries. Based on our research, we are currently engaged in the development of uses for our carbon nanotube field emission technology. We have also developed and patented electronic display products based on existing technologies. We believe that our greatest growth opportunities lie in our carbon nanotube technology and products that are developed using this technology.

                We were incorporated in Texas in 1987. Our directly and indirectly owned subsidiaries are as follows:

Subsidiary	State of Incorporation	Status
Applied Nanotech, Inc. (“ANI”)	Delaware	Active
Electronic Billboard Technology, Inc. (“EBT”)	Delaware	Active
Sign Builders of America, Inc. (“SBOA”)	Delaware	Inactive

                Our business is primarily the development and commercialization of carbon nanotube technology. We also conduct contract research and development for United States governmental agencies and large companies. We have no intent to establish manufacturing facilities for any products under development. We intend to license our technology to others to use in their manufacturing operations. We may from time to time manufacture small quantities of items that would not be disruptive to our research operations, but we do not plan to establish any separate manufacturing facilities.

                We conduct our operations through our subsidiaries. ANI is conducting research on and developing uses for carbon nanotube technology. Where appropriate, we enter into collaborations with third parties as discussed in greater detail under the heading “Technology Agreements” later in this section. EBT developed a patented display product called the E-Window™. In August 2002 EBT restructured and shut down all marketing, development, and engineering operations and is now limited to licensing its technology. In October 2002, we sold the net assets of SBOA, and it is now inactive.

                We incurred research and development expense of $1,441,573 in 2003 and $1,616,634 in 2002. Some of our proposed products will require significant additional development, engineering, testing, and investment prior to commercialization, and certain of these proposed products may not be available for commercial sale or routine use for a period of up to two years. We intend to seek funding for this research, or jointly develop products with others, where possible. There is no assurance that all products currently under development will be successfully developed,  produced in commercial quantities on a cost-effective basis, or marketed successfully.

Business  Segments

                Applied Nanotech, Inc.  ANI is the main focus of our current efforts. It was incorporated in January 1997 and is developing our proprietary carbon nanotube technology. Accordingly, our research is focused in the broad area of carbon nanotube technology and its application to the electronics, biosensor, medical, x-ray, wireless communication, and other industries. Our development plans for this technology are discussed in the section entitled “Business Development Strategies” later in this report.

                Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use.  Its initial primary product focus was an electronic billboard that would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. The focus of EBT was shifted to displays for indoor use that could be used as part of an overall point of purchase advertising program. We developed a patented product called the E-Window™ and currently are willing to license this technology to others.

                Other.  We also incur general overhead to operate the Company that is not associated with any specific subsidiary.

                Revenue.All of our revenue in 2003 was from ANI. In 2002, we had revenue of $1,284,462 from ANI and $130,386 from EBT.

Business Development Strategies

                Overall.  We are primarily a technology company.  We are focusing our efforts on research, product development, and licensing our technology to others. ANI is focused on developing world-class technologies using carbon nanotubes and carbon films for electron field emission applications. EBT is limited to licensing its patented technology, including the E-Window™ technology. We intend to license our technology to others to allow them to manufacture products using our technology. We have no plans to establish any manufacturing facilities in the foreseeable future and manufacturing is not a part of our core strategy. To the extent that we would need to develop manufacturing capabilities, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

ANI

                Licensing agreements. We have an extensive patent portfolio that we have developed and acquired over the years. Licensing of this technology to major companies is a critical part of our overall strategic plan and critical to achieving profitability in the short run. In March 1999, we signed our first significant license agreement with Canon, Inc. In exchange for a one-time, up-front payment of approximately $5.6 million, Canon was granted a non-exclusive right to use a portion of our technology. In 2002, we signed another license agreement with a large Japanese display manufacturer. This license agreement included no upfront payment, but calls for royalties of 2% of the licensee’s sales of products using our technology. The licensee will receive credit against royalties due under the agreement for $2 million of research funding that the licensee provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million.  We expect to sign multiple additional license agreements over the next few years, and we expect that such license agreements will include both an up-front payment and a continuing royalty stream based on the products sold by the licensee.

                Keesman patents.   As discussed in more detail in the Technology Agreements section below, we licensed 6 patents from Till Keesman in 2000. These patents are basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (U.S. Patent No. RE38,223 E) was reissued in August 2003. This reissuance strengthened and reinforced the basic nature of this patent.  It is our belief that any company using the emission from a carbon nanotube in a device will be required to license this, and possibly other patents from us. Neither of the companies referred to in the previous paragraph have obtained the right to use this patent as part of their existing license agreements.

                Carbon Nanotube Technology. The major short run focus of ANI is the continued development and commercialization of its carbon nanotube technology.  Our current research and development efforts are focused on developing our technology for use in the display, biosensor, medical, x-ray, and wireless communication industries. We are focusing our research related to the display industry in three areas – large area color TVs, the PET (“Picture Element Tube”) for medium resolution large area electronic billboards, and the HyFED™, a field emission display product that we have developed.

                Large area flat screen color TVs– We believe our technology is ideal for use in applications relating to large flat screen TVs, with large being defined as 42 inches or greater. Our involvement in this area could take the form of supplying basic nanomaterials, cathodes, or simply licensing our technology, however our goal would be to simply license our technology. TVs using carbon nanotube based field emission display technology are intended to compete with and improve on the plasma, projection, and CRT displays currently available in the large screen market.

                 As previously indicated, we have licensed our technology to Canon, Inc. for their use in a large area color TV currently being developed. Canon has developed a large area TV in conjunction with Toshiba. The Canon product is based on a previous generation of field emission display technology (“FED”) technology using surface conduction technology and is not based on carbon nanotube technology. As such, Canon has not acquired the right to use the Keesman patents. In December 2003, Canon and Toshiba announced that they were ready to begin construction of a production line for their FED TVs, with the goal to have TVs on the market by the end of 2004. At present, Canon’s license agreement does not extend to Toshiba, and therefore in order for Toshiba to be allowed to sell the product, they would be required to license our technology.

Other companies are developing large area color TVs that may be, in part, based on our carbon nanotube based field emission technology. Companies including Samsung, Dupont, Noritake, and Motorola all made public announcements in 2003 related to the development or manufacturing processes for large area carbon nanotube based field emission displays. To the extent that these companies, or any other companies, bring a TV to market using carbon nanotube based field emission display technology, they would be required to license one or more of our patents.

We are also developing our own prototypes of carbon nanotube based field emission display TVs. We currently have a 14-inch monochrome prototype and are constructing both 14-inch and 25-inch color prototypes. We are developing the 25-inch color prototype in conjunction with a consortium of Japanese component manufacturers. Each member of the consortium is contributing its own particular expertise to the prototype at its own expense. The purpose of the 25-inch color prototype is to demonstrate the simplicity and quality of the carbon nanotube-based field emission display. It is being built to specifications enabling it to be expanded to a 60-inch display, however is being built at 25 inches due to cost considerations. Upon completion of the 25-inch color prototype, it is our goal to license the technology to a major TV manufacturer. This manufacturer could be one that has done extensive work on its own related to carbon nanotube based field emission displays, or one that perceives itself as behind the curve in this area and would use this as an opportunity to catch up to others in the area. Other members of the consortium would have the opportunity to become suppliers to this licensee.

                PETS for medium resolution large area electronic billboards- The PET is a basic display device that could be used in many display applications in addition to electronic billboards. The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them. We have currently licensed a previous version of field emission display technology that is not based on carbon nanotubes to a large Japanese display manufacturer that is now working internally to complete development of the product.

                HyFED™ - We have developed a new display technology that we call the HyFED™. We expect the HyFED™ to be phased in as an improvement to the way our technology will be used in the large area color displays previously described. HyFED™ combines what we believe to be the best properties of CRTs and our carbon nanotube field emission technology using our proprietary diamond/carbon thin films. We expect the HyFED™ to significantly cut the cost of the drivers used in a field emission display.  In January 1999, we formed an International Development Team to develop the first HyFED™  based on our FED technology. The International Development Team was composed of six organizations - four from Japan, one from Europe, and ourselves. The International Development Team completed a working four-inch monochrome prototype of the HyFED™ in January 2000. The team was expanded and developed a prototype with an active gray scale. Each member of the team was focused on the development of a specific portion of the prototype and members have funded their own portion of the work. Work on the HyFED™ has been frozen until our basic carbon nanotube technology is being used in the production of large area color TVs. Upon completion of the final prototype, these team members will be given the first opportunity to license the HyFED™ technology. We expect to license our HyFED™ technology, although no assurances can be given that this will occur.

                Biosensors– Our carbon nanotube technology is ideally suited for use in biosensors. Sensors based on carbon nanotubes can be used to detect chemical, organic, or biological warfare agents, as well as explosives, hydrogen, ammonia and numerous other chemicals. Hydrogen sensors, for example could be used for fuel cells for automobiles, or for remote monitoring of large power transformers. We have demonstrated the viability of our sensor technology and are currently seeking development partners to license the technology and integrate it into specific products.

                Cathodes– We licensed our technology to Oxford Instruments for use in cathodes in their portable Horizon 600 hand-held XRF Spectrometer, an X-ray device used for alloy sorting, materials identification, and inorganic analysis. These cathodes use our proprietary carbon nanotube technology. We are also testing our cathodes for use by other potential customers in other applications such as plasma igniters for electric thrusters, sterilization and decontamination applications and other microelectronic applications.

                Other Carbon Nanotube Field Emission Products – We are also concentrating on developing uses for our technology in other industries. We have developed a carbon nanotube cold cathode electron source, which can be utilized for many non-display related applications such as x-ray tubes, medical devices, microelectronics, nanotechnologies, low-power thrusters, CRT electron guns, wireless communications, and polluted air scrubbing. We have also researched the use of carbon nanotechnology in catalytic converters and as composites used for reinforcement of plastic and metals with positive results. We are also researching the use of our technology in other industries, and are encouraged by the preliminary results that we have achieved to date.

EBT

                Electronic Display Products.  EBT is currently limited to licensing its proprietary technology. It has developed a patented product called the E-Window™ and is currently willing to license this product and other patented technologies. We expect that potential licensees for the E-Window™ will market it, primarily to major retailers. We expect these licensees to either manufacture the product, or contract with others to manufacture the product. We expect any license agreements to include both an upfront payment and ongoing royalties based on product sales by the licensee. EBT also has acquired the right to certain patented Liquid Crystal Display (“LCD”) technology that is ideal for use in outdoor electronic billboards. All research and development related to this technology has been suspended until we procure funding specifically to further develop this technology.

Competition

ANI

                Carbon Nanotube based Field Emission DisplayTechnology. There are other companies attempting to develop non-carbon based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the carbon nanotube field emission technology. However, even companies developing these non-carbon nanotube based field emission displays may be required to license other portions of our patent portfolio in order to bring a product to market. In the display industry, the primary competition comes from plasma panel displays, organic LED displays, and color picture tubes. We believe our technology, when fully developed, will primarily compete with plasma displays and generally compares favorably with both types of displays in several key technical measures.

                Plasma displays generally have quality issues related to lifetime, burn-in, and brightness that are not expected to exist in carbon nanotube based field emission displays. In addition, carbon nanotube based field emission displays are expected to be less costly than plasma displays. LCD displays have quality issues related to the viewing angle and are generally not economical once the size exceeds 40 inches, and therefore are not considered competition because our technology is targeted at displays greater than 40 inches.

                Sensor Technology. There are other technologies used as sensors; however, we believe carbon nanotube based sensors are more versatile, can sense a broader range of materials, and are more selective (sensitive) in their sensor results.

EBT

                E-Window™. Our E-window product is a unique patented product . It does, however, face competition from a variety of other indoor display products from a variety of sources. Our success in this area is dependent on the ability of licensees to successfully market our products.

                LCD Billboard Technology.  We are unaware of any other organizations that have developed an electronic billboard using an LCD technology. However, we are not currently continuing development of this technology, and LCD technology is an existing technology used in many applications. Competition from other manufacturers could develop at any time. There are several other companies either producing or developing electronic billboards using other technologies.

Technology Agreements

                Till Keesman. We licensed 6 patents from Till Keesman in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. The agreement originally called for minimum additional license fees of $500,000 by June 2002; however, since the U.S. patent was still in the reissuance process, the agreements were amended. Additional license fees of $100,000 were paid and $400,000 was deferred until the patent’s reissuance process was completed. We paid the remaining $400,000 in May 2003 when we received the notice of allowance, which was a precursor to the actual reissuance in August 2003. One additional remaining minimum payment of $500,000 is due in May 2004. We have the cash available and intend to make that payment when due. These patents cover areas using the emission from a carbon nanotube, such as displays. There are other areas of carbon nanotube technology, such as biosensors, that are not based on an emission from the carbon nanotube, and therefore would not require payment of a royalty under this license agreement.

                MCC. We acquired 62 patents and patent applications related to the carbon film based field emission technology from MCC in 1998.  We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. Based on the expenses incurred and cost of maintaining the patents, it is not considered likely that we will be required to pay MCC any royalties at any time in the near future.

Intellectual  Property Rights

                An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of 86 issued patents, 8 allowed patents, 62 patent applications pending before the United States Patent and Trademark Office, and 22 provisional patent applications. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to the carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

                Competitors have filed applications for, or have been issued patents, and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, our patents. The scope and validity of these patents, the extent to which we may be required to obtain licenses under these patents, or under other proprietary rights and the cost and availability of licenses are unknown. This may limit our ability to license our technology. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against us for patent infringement, a challenge in the suit by us as to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to us would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of our  interest in the affected products. We do, however, consider our patents to be very strong and defendable in any action that may be brought against us. A major law firm has reviewed our patent portfolio and agreed to handle litigation related to certain of our patents on a contingency basis.

                We also rely upon unpatented trade secrets. No assurances can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our rights to our unpatented trade secrets.

                We  require our employees, directors, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There is no assurance, however, that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulation

                Products using our technology will be subject to extensive government regulation in the United States and in other countries. In order to produce and market existing and proposed products using our technology, our licensees must satisfy mandatory safety standards established by the U.S. Occupational Safety and Health Administration ("OSHA"), pollution control standards established by the U.S. Environmental Protection Agency ("EPA") and comparable state and foreign regulatory agencies. We may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. We do not believe that carbon nanotube field emission products will present any significant occupational risks to the operators of such equipment.  In addition, the carbon nanotube field emission products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures.   Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect us and products using our technology. Additionally, our arrangements with our licensees and their affiliates may subject products using our technology to export and import control regulations of the U.S. and other countries. The cost of compliance with these regulations has not been significant in the past and is not expected to be material in the future.

                A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $339,790 of revenue in 2003 and $254,152 in 2002 related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2003, we have one significant grant in process. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

                As of March 1, 2004 we had 21 full-time employees, including 3 executive officers. Within the next twelve months, if business conditions support it, we may hire additional employees. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS

                The names of executive officers of the Company and certain information with respect to each of them are set forth below.

Name	Age	Position
Marc W. Eller Zvi Yaniv Douglas P. Baker	48 57 47	Chairman and Chief Executive Officer President and Chief Operating Officer Vice President and Chief Financial Officer

                Marc W. Eller has served as the Company’s Chief Executive Officer since July 29, 1996. Mr. Eller is Chairman of the Board of Directors and has been a Director since November 1995. Prior to becoming CEO, Mr. Eller was involved in commercial real estate investment and in investment banking activities for publicly traded companies. Mr. Eller has a B.A. degree in Economics.

                Dr. Zvi Yaniv has served as the Company’s President and Chief Operating Officer since July 29, 1996. Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company, in May 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of Optical Imaging Systems Inc., a supplier of flat panel color liquid crystal displays to the avionics and defense industries.

                Douglas P. Baker has been with the Company since June 17, 1996. Mr. Baker is a C.P.A. and has both a B.B.A. and a M.B.A. Immediately prior to joining Nano-Proprietary, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has experience in public accounting and as CFO of a privately held company.

Item 2.    Properties

                We lease a 16,111 square foot facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in February 2007. The monthly rental is approximately $7,500.  We also lease a 2,000 square foot warehouse in Austin for approximately $1,500 per month under a lease expiring in March 2004 and intend to vacate that facility when the lease expires. We also lease an 800 square foot office in Dallas for approximately $900 per month until August 2005.

                We believe that these facilities will be adequate for our anticipated research, development, and manufacturing activities until additional products or alternative applications are developed.  If and when such additional products or alternative applicationsare developed, we may be required to establish additional facilities or enter into manufacturing agreements with others.

                We do not currently invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. However, the Company has no policy, either for or against, making such investments.

  Item 3.    Legal Proceedings

                On July 20, 1998, TFI Telemark, Inc. filed a complaint in the County Court at Law No. 2 of Travis County, Texas against us for debts of Plasmatron, a now defunct subsidiary of ours. We were served with notice of this suit on August 5, 1998. The plaintiff seeks damages of approximately $25,000. All amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements. We believe that the ultimate resolution of this matter will not have a material impact on our consolidated financial statements.

                From time to time the Company and its subsidiaries are also defendants in various lawsuits that may arise related to minor matters. It is expected that any such lawsuits would be settled for an amount no greater than the liability recorded in the financial statements for such matters.  If resolution of any of these suits results in a liability greater than that recorded, it could have a material impact on us.

Item 4.   Submission of Matters to a Vote of Security Holders

                There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock, $0.001 par value trades on the OTC Bulletin Board system under the symbol “NNPP”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the OTC Bulletin Board system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low

2002	First Quarter	$0.87	$0.56
	Second Quarter	$0.74	$0.42
	Third Quarter	$0.47	$0.25
	Fourth Quarter	$0.33	$0.14

2003	First Quarter	$0.59	$0.16
	Second Quarter	$1.42	$0.50
	Third Quarter	$2.31	$0.79
	Fourth Quarter	$3.84	$1.98

2004	First Quarter (through March 1, 2004)	$3.23	$2.17

                On March 1, 2004, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $2.32.  As of March 1, 2004, there were approximately 386 shareholders of record for our common stock.

                We have never paid cash dividends on our common stock, nor do we have any plans to pay dividends. Our board of directors currently intends to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors. It is unlikely that any dividends on our common stock will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

                Information required in this Item 5 of our Annual Report on Form 10-KSB concerning information as to all equity securities issued by us during the last three fiscal years that were not registered under the Securities Act of 1933 is presented below. Additional information is contained in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition,” or in Note 10 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-KSB.

Note Conversions

                We issued 1,527,308 shares of common stock in 2002 and 7,707,020 shares in 2003 as the result of the conversion of notes payable and related accrued interest in the amount of $699,058 and $1,761,213, respectively, as follows:

2003
D. Craig Valassis	1,133,690
Pinnacle Fund, LP	4,220,274
Nicholas Martin, Jr.	1,193,152
Atlas Capital	1,159,904

2002
Pinnacle Fund, L.P.	517,397
James Wikert	1,009,911

Marketing Agreement

                We issued 75,000 shares of common stock to Western National Marketing, LLC in connection with the termination of a marketing agreement in 2002.

Accounts Payable

                We issued 655,000 shares of common stock in payment of accounts payable in the amount of $157,250 in 2002 and 125,000 shares in payment of accounts payable totaling $276,782 in 2003 as follows:

	2002	2003

Winstead, Sechrest, & Minick	625,000	100,000
Donald T. Locke	30,000	25,000

Patents

                We issued 523,729 shares to Till Keesman in 2002  and 71,021 shares in 2003 in connection with minimum payments due under a patent license agreement.

2003 Private Placements

During 2003, in a series of private placements of the Company’s common stock in exempt offerings only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, the Company issued 7,607,097 shares of its common stock and received proceeds of $4,812,943. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. We paid $61,312 in commissions related to sales of some of these shares of our common stock. A registration statement covering these shares was declared effective November 3, 2003. Following is a listing of those shares sold in such private placements:

Shareholder	Common shares issued

First London Securities, Inc.	2,604,633
August Pellizzi, Jr.	1,563,636
Argyll Equities LLC	895,722
Delta Traders	694,444
James Wikert	500,000
Europa International	330,000
Joseph Ritchie	181,818
Warren DeMaio	181,818
Karrison Nichols	147,059
Vertical Ventures	147,058
Southwell Partners	120,000
Tom DeMaio	90,909
Cliff & Phyllis Kalista	60,000
Daniel & Nancy Gardner	30,000
305 Investments LLC	20,000
Express Marine, Inc.	20,000
Richard C. Walling, Jr.	20,000

2002 Private Placements

                During 2002, in a series of private placements of the Company’s common stock in exempt offerings only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, the Company issued 5,792,554 shares of its common stock and received net proceeds of $1,983,902. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. We paid $19,508 in commissions related to sales of some of these shares of our common stock. A registration statement covering these shares was declared effective November 8, 2002. Following is a listing of those shares sold in such private placements:

Shareholder	Common shares issued

Delta Traders	1,000,000
First London Securities, Inc.	995,833
Patrick Dolan	608,333
James Wikert	500,000
Robert Sprotte Pension Plan	400,000
Cal Nickal	375,000
August Pellizzi	333,333
Atlas Capital	300,000
Carlton Neel	250,000
Sarah Thomas	216,666
Ralph Parry	200,000
D. Craig Valassis	200,000
George Fetterman	162,000
Daniel & Louise Cafolla	92,500
Dan Cafolla & Associates Pension Plan	82,500
Bob Leonard	55,556
Donald Miller	20,833

2001 Private Placements

                During 2001, in a series of private placements of the Company’s common stock in exempt offerings only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, the Company issued 5,713,821 shares of its common stock and received proceeds of $3,441,604. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. We paid $84,173 in commissions related to sales of some of these shares of our common stock. A registration statement covering these shares was declared effective August 24, 2001. Following is a listing of those shares sold in such private placements:

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

Item 6.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion should assist in understanding our financial condition and results of operations for the years ended December 31, 2003 and 2002, and our liquidity and capital resources for 2004. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read  in conjunction with this discussion.

OUTLOOK

                We expect our cash needs for 2004 to be approximately $4.5 million, including $500,000, required for the minimum royalty payment on the Keesman patents. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We have commitments at this time that should result in at least $500,000 in revenue, and we have identified numerous other revenue opportunities for 2004. We have developed a plan to enable us to achieve breakeven on a cash basis with approximately $4.5 million of revenue. As of March 1, 2004, we have approximately $4.5 million in cash to cover any potential revenue shortfall that may occur for the year. Our cash balance includes $1,065,000 in equity that we have raised so far in 2004. We do not expect to need to raise any additional equity in 2004.

                Our plan is to generate sufficient revenues in 2004 to achieve breakeven or better; however, losses may continue as we continue to fund the development of our carbon nanotube technology. There can be no assurances that we will be profitable in the future.  Full commercial development of our technology may require additional funds in the future.   We expect to continue our concentrated research and development of ANI’s technology in 2004.

                We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through reimbursed research arrangements. Our current cash balances are adequate to insure that we can maintain our operations at the present level, even without significant new revenues. We believe that we have the ability to continue to raise short term funding, as needed, to enable us to continue operations until our plan can be completed if it takes longer than anticipated.

                This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products, and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing of our products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain technologies or products. Such results could materially and adversely affect us.

  RESULTS OF OPERATIONS

                2003 Compared to 2002. The Company had $773,959 in revenues during 2003, as compared with $1,414,848  during 2002. Commercial (non-governmental) revenues accounted for $434,169 of the 2003 revenue and $1,160,696 of the 2002 revenue.  Our 2002 commercial revenue included $1,030,310 from ANI, and $130,386 from EBT, while all of the 2003 revenue was from ANI. The ANI revenues in both years were primarily the result of reimbursed research expenditures. ANI had funded research revenues from Futaba Corporation, a large Japanese display maker in the amount of $1,000,000 in 2002 and $400,000 in 2003. The Futaba contracts account for substantially all of ANI’s non-governmental revenue in both years. EBT revenues in 2002 were the result of the sale of miscellaneous display products and payments by customers for test products. The EBT business model was revised, and EBT no longer sells products, but is willing to license its technology. No EBT revenues were received in 2003. We recognized revenue from government-funded projects of  $254,152 in 2002 and $339,790 in 2003. The 2002 revenue came from the completion of a multi-year NASA project and the 2003 revenue resulted from a new project for the Department of Defense being done in conjunction with Northrop Grumman. We intend to seek additional research grants in the future if such grants are directly related to projects that we are already working on in conjunction with our strategic objectives.

                We expect to generate minimum revenues in 2004 of $4.5 million at ANI. We have specifically identified approximately $2.2 million of expected revenue for 2004 and expect the remaining $2.3 million to come from some of the many opportunities currently being explored. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but no assurances can be made that this will occur. We had a revenue backlog of $400,000 at December 31, 2002, as compared with a revenue backlog of approximately  $425,000 at December 31, 2003. The 2002 backlog was composed of a private research grant from a large Japanese display manufacturer. The 2003 backlog was composed of government grants.

                In 2002, our cost of sales was $925,328, resulting in a gross profit margin of 35%. For 2003, our cost of sales was $420,087, which resulted in a gross margin of 46%.  The funded research that we performed in 2003 dealt with an area that we had performed significant previous research and therefore required less resources, resulting in a higher margin. Government contracts have little or no gross margin associated with them. We would expect margins in 2004 to continue at 2003 levels or higher, depending upon the overall revenue mix. Revenues from license or royalty agreements have little or no cost associated with them and as such result in higher margins. We expect revenues from license or royalty agreements in 2004, but no assurances can be made that this will occur.

                Our selling, general and administrative expenses decreased to $2,684,112 in 2003 from $3,119,401 in 2002, a decrease of approximately $435,000. This decrease of $435,000 was the result of 3 partially offsetting factors. First, the restructuring of EBT resulted in a reduction of S,G&A expense of approximately $1.0 million. This was partially offset by the effects of variable option pricing, which resulted in an increase in S,G,&A expense of approximately $750,000. The variable option accounting is explained in greater detail in Note 11 to the financial statements. The net of these two numbers is a reduction in S,G &A of $250,000. The remaining decrease of approximately $185,000 results from cost reductions, primarily in the payroll area. Virtually all employees, including all officers, took salary reductions effective November 1, 2002. These reductions remained in effect until November 1, 2003, for employees, and December 1, 2003, for officers. As such these reductions were in effect for the majority of 2003.

                We expect selling, general and administrative expense in 2004  to be approximately $1.9 million, before considering the effects of variable option accounting. This is similar to the 2003 level when subtracting the effect of the variable option accounting treatment from the 2003 numbers. Since the impact of variable option accounting depends on both the price of our common stock and when option holders choose to exercise options, it is virtually impossible to predict with any certainty. Based on the options outstanding at December 31, 2003, though, each $1.00 increase in the price of our stock would result in an additional $500,000 of expense. Some of the repriced options expire in 2004, so we would therefore expect some of the options to be exercised in 2004, thereby terminating the effect of variable option pricing related to those specific options at that point.

                Company sponsored research and development expenses decreased from $1,616,634 in 2002 to $1,441,573 in 2003. This reduction of approximately $175,000 was the net of a reduction of approximately $611,000 at EBT and an increase of approximately $436,000 at ANI. The reduction at EBT was the result of the restructuring and the limitation of activity at EBT to licensing its technology. As such, no further research is required. The increased research and development expense at ANI is directly related to its decreased level of funded research. ANI maintained a similar level of activity in 2002 and 2003. However, since there was a much higher level of funding received in 2002, a much larger portion of the research activity in 2002 was reflected in cost of sales, rather than research and development expense. The drop in funded research in 2003 resulted in higher internally funded research and development costs for ANI in 2003.

                We expect to incur substantial expenses in support of additional research and development activities related to the commercial development of our carbon nanotube technology. We expect to incur approximately $2.6 million in research related expenditures in 2004, up from approximately $1.9 million in total activity in 2003. However, since we expect significantly increased funding from the 2003 levels, we believe our internally funded research and development costs will decline significantly. We intend to apply for government grants, but only if those grants are specifically related to activities we are already pursuing to accomplish our own strategic objectives.

                The largest single component of cost that we incur is payroll related expense. In 2002, we incurred approximately $3.7 million of payroll related expense spread throughout cost of sales, selling, general and administrative expense, research and development, and discontinued operations. As a result of the sale of  SBOA, restructuring at EBT, and other cost reductions, payroll related expense declined to approximately $2.5 million in 2003, including the $750,000 related to variable option accounting. Excluding the effect of variable option pricing, our payroll related expense in 2003 was approximately $1.75 million. We expect payroll related expense in 2004 to be approximately $1.8 million. Our expected burn rate for 2004 is roughly $300,000 to $335,000 per month, excluding revenues and the payment related to the Keesman patent. Based on this we believe we can breakeven at a revenue level of $4.5 million or less, but no assurances can be made that this will occur.

                As discussed in greater detail in Note 7 to the financial statements, our operating results for 2002 included $176,286 in impairment charges related to the restructuring at EBT. We did not have any impairment charges in 2003 and do not expect to have any impairment charges in the future. We also had other income of $435,240 in 2002 from the settlement of a lawsuit. Interest expense decreased substantially from $711,331 in 2002 to $56,065 in 2003. A substantial portion of the interest expense  in 2002 ($461,698) resulted from the amortization of the value of beneficial conversion features associated with convertible debt. In addition, all of the convertible notes payable outstanding at December 31, 2002 were converted into common stock in 2003. We have no debt outstanding at December 31, 2003, and expect to incur no debt in 2004. We expect our interest expense to be negligible in 2004. We had miscellaneous equipment sales in both years that resulted in $18,418 in gains in 2002 and $4,695 in gains in 2003. We had interest income of $8,981 in 2003 from the temporary investment of cash balances. We had no such interest in 2002.

                A summary of our contractual cash obligations at December 31, 2003 is as follows:

Contractual Obligations	Total	2004	2005	2006	2007
Notes payable including interest	$ 0	$ 0	$ 0	$ 0	$ 0
Long-term debt including interest	0	0	0	0	0
Operating leases	116,828	81,708	35,120	0	0
Capital leases including interest	52,412	23,184	23,184	6,044	0
Total contractual cash obligations	$169,240	$104,892	$58,304	$6,044	$ 0

                During 2003, all convertible notes payable were converted into common stock in 2003, and all long-term debt was paid in 2003 as well. We currently have no notes payable or long-term debt. We believe that we have currently have the cash available to meet our cash requirements for fiscal 2004.

Critical Accounting Policies

                Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

                As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We recorded impairment charges in 2002, but did not identify any impaired items in 2003. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2003 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

                Our cash position increased from $15,868 at December 31, 2002 to $3,564,570 at December 31, 2003. The main reason for this significant increase was cash raised through the issuance of equity securities both as the result of the exercise of employee stock options and private placements. Net cash used in operating activities was $3,716,964 in 2003, as compared with $2,915,612 in 2002. The cash used in operations was primarily the result of the net losses incurred in each year. The increase in cash used in operating activities was primarily the result of working capital changes, including a significant reduction in the amount of accounts payable and accrued expenses in 2003, compared with significant increases in 2002.

                Cash provided by investing activities was $82,956 in 2002. The cash provided by investing activities in 2002 was the result of the sale of our SBOA subsidiary and the proceeds from the sale of excess EBT assets, offset by capital expenditures during the year. Only $1,799 of cash was used in investing activities in 2003. This resulted from minor capital acquisitions, partially offset by sales proceeds from excess equipment. No material commitments exist as of December 31, 2003, for future purchases of capital assets.

                In  2003 and 2002, we had cash provided by financing activities of $7,267,465 and $2,586,663, respectively. These funds were primarily the result of the sale of equity securities and the issuance of debt and were primarily used to fund our operating losses. The significant increase in the cash provided by financing activities is the result of increased issuance of stock related to both employee stock options and private placements. Approximately $2.5 million of the proceeds related to employee stock options, although the overwhelming majority of these options were exercised by individuals who were not active employees at the time of exercise. In 2002, as a result of the sale of SBOA and the restructuring of EBT, a significant number of employees were terminated. Those employees had until October 31, 2003 to exercise those options. We would expect a lower level of option exercises in 2004. The level of private placement activity increased in 2003 because we made the conscious decision based on the increase in our stock price to solidify our balance sheet and raise the cash that we expect will enable us to complete our transition to profitability.

                As of December 31, 2002, our current liabilities exceeded our current assets by approximately $2.6 million, with a current ratio of 0.05 to 1. By December 31, 2003, we had improved this to positive working capital of approximately $3.5 million and a current ratio of 18 to 1. Current liabilities declined significantly from roughly $2.7 million in 2002 to roughly $200,000 in 2003. At the same time, our current assets increased from roughly $140,000 to approximately $3.7 million, with over 95% of our current assets held in cash or short-term investments qualifying as cash equivalents.

                Based on the developmental stages of our technology, it is possible that additional financing will be necessary in the future, although we do not expect to need to raise additional funds within the next year. We raised an additional $1,065,000 in February 2004 to further solidify our balance sheet and would expect to have no need to raise additional equity in 2004. If all of our warrants that were outstanding as of December 31, 2003 were exercised, we would collect proceeds of approximately $233,000. (See Note 12 to the Consolidated Financial Statements.) A portion of those warrants, representing potential proceeds of $104,000 expire in 2004 and will likely be exercised as long as the price of our common stock remains above the exercise prices, which range from $0.88 to $2.15. There are also options held by terminated employees that expire in 2004 that, if exercised, will result in $535,000 in additional proceeds in 2004. It is likely that these options will be exercised as long as the price of our stock remains above the exercise prices of these options, which range from $0.50 to $1.50.

                The principal source of our liquidity has been funds received from exempt offerings of common and preferred stock. We may receive additional funds from the exercise of warrants, although there is no assurance that such warrants will be exercised. In the unlikely event that we need additional funds in 2004 beyond the amount that we have as of the date of this filing, we may seek to sell additional debt or equity securities. We have no plans to do this, however. We may seek to increase our liquidity through bank borrowings or other financings. While we expect to be able to obtain any funds needed for operations, there can be no assurances that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

                Following is a summary of debt and equity proceeds that the Company has received from January 1, 2002 through the date of this filing:

Private Placements

                During 2002 and 2003, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. In 2003, the Company issued 7,607, 097 shares of its common stock and received proceeds of $4,812,943. In 2002 the Company issued 5,792,554 shares of its common stock and received proceeds of $1,983,902. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective November 3, 2003.

Notes Payable

                During 2002, we issued notes, totaling $600,000 that were convertible into our common stock. These notes were converted into common shares in 2003. Along with additional notes totaling $1,000,000 that were issued in 2001, a total of 7,707,020 common shares were issued in 2003 related to the conversion of notes payable.

Common Stock for Services

                We issued 75,000 shares of common stock to Western National Marketing, LLC in connection with the termination of a marketing agreement in 2002.

Patent Acquisition

                In a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities Act of 1933, the Company also issued 523,729  shares in 2002 and 71,021 shares in 2003, valued at $86,415 and $13,636, respectively, in payment for the Keesman patent described in more detail in Note 14 to the financial statements.

Accounts Payable

                The Company also issued 655,000 shares in 2002 and 125,000 shares in 2003 in payment of accounts payable. The 2002 shares were valued at $157,250 and the 2003 shares were valued at $276,782.

SEASONALITY AND INFLATION

                Nano-Proprietary's business is not seasonal in nature. Management believes that Nano-Proprietary's operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

                In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement was effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

                In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement was effective after January 1, 2003. The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

                In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement was effective July 1, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

Item 7.   Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Nano-Proprietary, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Nano-Proprietary, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nano-Proprietary, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  /s/ Sprouse & Anderson, L.L.P.

Sprouse & Anderson, L.L.P.
Austin, Texas
February 4, 2004

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$3,564,570	$15,868
Accounts receivable, trade – net of allowance for doubtful accounts	41,132	32,316
Prepaid expenses and other current assets	100,201	95,232
Total current assets	3,705,903	143,416
Officer receivable	—	62,500
Property and equipment, net	77,314	115,239
Other assets	800	800
Total assets	$3,784,017	$321,955
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$126,809	$584,878
Notes payable	—	1,600,000
Current portion of long-term debt	—	39,832
Obligations under capital lease	19,380	17,993
Accrued liabilities	57,646	493,564
Total current liabilities	203,835	2,736,267
Obligations under capital lease, long-term	27,353	46,283
Commitments and contingencies	—	—
Total liabilities	231,188	2,782,550
Shareholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2003or 2002	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 95,612,990 and 76,970,792 shares issued and outstanding, respectively	95,613	76,971
Additional paid-in capital	78,918,605	68,709,621
Accumulated deficit	(75,461,389)	(71,247,187)
Total shareholders' equity (deficit)	3,552,829	(2,460,595)
Total liabilities and shareholders' equity (deficit)	$3,784,017	$321,955

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2003	2002

Revenues
Contract research	$400,000	$1,000,000
Government contracts	339,790	254,152
License fees and royalties	2,248	—
Other	31,921	160,696

Total revenues	773,959	1,414,848

Cost of sales	420,087	925,328
Selling, general and administrative expenses	2,684,112	3,119,401
Research and development	1,441,573	1,616,634
Royalty expense	400,000	—
Impairment charge	—	176,286
Operating costs and expenses	4,945,772	5,837,649

Income (loss) from operations	(4,171,813)	(4,422,801)

Other income (expense):
Gain (loss) on disposal of assets	4,695	18,418
Interest income	8,981	—
Interest expense	(56,065)	(711,331)
Lawsuit settlement	—	435,240
Other income	—	(2,945)

Loss from continuing operations before taxes	(4,214,202)	(4,683,419)

Provision for taxes	—	—

Loss from continuing operations	(4,214,202)	(4,683,419)
Discontinued operations
Loss from the operation of Sign Builders of America, Inc.	—	(90,941)
Loss on disposal of Sign Builders of America, Inc.	—	(134,496)

Net loss	(4,214,202)	(4,908,856)

Accretion on convertible preferred stock	—	(37,495)

Net income (loss) applicable to common shareholders	$(4,214,202)	$(4,946,351)
Earnings (loss) per share
Basic and diluted	$(0.05)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	$87,366,507	$71,829,575

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, January 1, 2003	—	$—	76,970,792	$76,971	68,709,621	$(71,247,187)	$(2,460,595)
Issuance of common stock options as compensation	—	—	—	—	101,400	—	101,400
Issuance of common stock for patents	—	—	71,021	71	13,565	—	13,636
Issuance of common stock as a result of the exercise of employee stock options	—	—	3,132,060	3,132	2,508,765	—	2,511,897
Issuance of common stock for cash	—	—	7,607,097	7,607	4,805,336	—	4,812,943
Issuance of common stock in payment of accounts payable	—	—	125,000	125	276,657	—	276,782
Issuance of common stock as a result of convertible notes payable	—	—	7,707,020	7,707	1,753,506	—	1,761,213
Variable Option Pricing	—	—	—	—	749,755	—	749,755
Net (loss)	—	—	—	—	–—	(4,214,202)	(4,214,202)
Balance, December 31, 2003	—	$—	95,612,990	$95,613	78,918,605	$(75,461,389)	$3,552,829

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, January 1, 2002	850	$850	$66,899,584	$66,900	$65,324,967	$(66,338,331)	$(945,614)
Issuance of common stock as compensation	—	—	75,000	75	20,925	—	21,000
Issuance of common stock for patents	—	—	523,729	524	85,891	—	86,415
Issuance of common stock as a result of the exercise of employee stock options	—	—	230,000	230	136,020	—	136,250
Issuance of common stock for cash	—	—	5,792,554	5,793	1,978,109	—	1,983,902
Issuance of common stock in payment of accounts payable	—	—	655,000	655	156,595	—	157,250
Issuance of common stock as a result of convertible notes payable	—	—	1,527,308	1,527	697,531	—	699,058
Conversion of Series G Preferred to common stock	(850)	(850)	1,267,617	1,267	(417)	—	—
Conversion value of debt issued	—	—	—	—	310,000	—	310,000
Net (loss)	—	—	—	—	—	(4,908,856)	(4,908,856)
Balance, December 31, 2002	—	$—	76,970,792	76,971	68,709,621	$(71,247,187)	(2,460,595)

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,214,202)	$(4,908,856)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	44,419	278,949
Amortization of discount on debt	—	461,698
(Gain) loss on disposal of assets	(4,695)	(17,952)
Non-cash loss on disposal of SBOA	—	106,572
Stock and options issued for services	101,400	21,000
Stock issued for patent option	13,636	86,415
Variable option accounting charge	749,755	—
Impairment charge	—	176,286
Net realized and unrealized losses on marketable securities	—	3,397
Changes in assets and liabilities:
Accounts receivable, trade	(8,816)	174,504
Inventories	—	(46,739)
Prepaid expenses and other assets	57,531	6,845
Accounts payable	(181,287)	232,226
Accrued expenses	(274,705)	495,631
Customer deposits and other current liabilities	—	14,412

Total adjustments	497,238	1,993,244

Net cash used in operating activities	(3,716,964)	(2,915,612)

Cash flows from investing activities:
Purchase of marketable securities	—	(25,860)
Sale of marketable securities	—	46,313
Capital expenditures	(6,494)	(231,880)
Proceeds from the sale of SBOA	—	250,000
Proceeds from sale of assets	4,695	44,383

Net cash provided by (used in) investing activities	(1,799)	82,956

Cash flows from financing activities:
Proceeds from short-term notes payable	—	1,150,000
Repayment of short-term notes payable	—	(600,000)
Proceeds from issuance of common stock	7,324,840	2,120,152
Repayment of long-term notes payable and capital lease obligations	(57,375)	(83,489)

Net cash provided by financing activities	7,267,465	2,586,663
Net increase (decrease) in cash and cash equivalents	3,548,702	(245,993)
Cash and cash equivalents, beginning of year	15,868	261,861
Cash and cash equivalents, end of year	$3,564,570	$15,868

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Organization, Operations, and Liquidity:

                Nano-Proprietary, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using proprietary carbon nanotube field emission technology and the performance of significant research in that area. The Company has also developed patented electronic sign technology, has sold products using that technology, and is now focused on licensing that technology to others.

                In 2002, the Company narrowed its focus to licensing its technology. It is no longer marketing its electronic display products directly to end users, but rather is willing to license its proprietary technology to others who will market the products. In addition, the Company sold the assets of its Sign Builders of America, Inc. subsidiary  in 2002 and is now solely focused on licensing and technology development. The Company has a plan to generate sufficient revenues in 2004 to achieve breakeven or better, although no assurances can be given that this will occur. Until the Company is able to operate profitably as a result of revenues from either reimbursed research or license agreements, it may continue to seek additional funds through the equity markets, or raise funds through debt instruments to allow it to maintain operations. There is no assurance that license agreements will be signed, that commercialization of the Company’s technology and products will result in income from operations, or that funds will be available in the equity or debt markets. Management believes it will continue to be able to secure additional short term funding to allow the Company to continue operations until it achieves profitability.

                The principal source of the Company's liquidity since the time of its initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities.  The Company will likely receive additional funds from the exercise of warrants or options. The Company may also seek to increase its liquidity through bank borrowings or other financings.  There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.  The Company believes that its success in reaching profitability will depend on the viability of its products and technology, their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

                A portion of the Company's research and development has been funded by others.  To the extent that other funding is not available, the research and development performed is being internally funded by the Company.

2.                Summary of Significant Accounting Policies:

Principles of consolidation

                The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), Electronic Billboard Technology, Inc. (“EBT”), and Sign Builders of America, Inc. (“SBOA”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary carbon nanotube field emission technology. EBT was primarily involved in the commercialization of electronic digitized sign technology and has now limited itself to licensing that technology.  SBOA was a manufacturer of custom signage, but is now included as a discontinued operation in 2002 only.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
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

Cash and cash equivalents

                The Company considers all highly liquid investments purchased with an original maturity of approximately three months or less to be cash equivalents.

Accounts receivable

                The Company occasionally sells products to others on credit; however most sales are to large financially stable companies, or the Federal government. It is the Company's policy to record reserves for potential credit losses.  Since inception, the Company has experienced minimal losses. The Company considered no reserves to be necessary at either December 31, 2003 or 2002.

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

Impairment

                At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its long-lived assets. If an indicator of impairment exists, it is recorded at that time. During 2002 property and equipment related to the EBT operation were considered impaired and written down in September 2002. See Note 7 for details related to the impairment write down.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  2.                Summary of Significant Accounting Policies (continued):

Accretion on convertible preferred stock

                The Company’s Series G Convertible Preferred stock bore a 10% accretion payable in common stock at the date of conversion. Under the terms of the Series G Preferred stock, all unconverted shares of the Series G Preferred Stock that remained unconverted as of June 10, 2002, automatically were converted at that date. All accretions paid in common stock   as of that date has been treated as preferred dividends. The entire amount reflected as accretion on convertible preferred stock on the income statement relates to the Series G Preferred stock accretion.

Income (loss) per common share

                Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  As described in Notes 11, 12 and 13, at December 31, 2003, the Company had options and warrants outstanding to purchase a total of 5,253,175 and 155,000 shares of common stock, respectively, at a weighted average exercise price of approximately $1.10.  At December 31, 2002, the Company had convertible notes payable, options and warrants outstanding to purchase a total of 8,682,972; 6,965,629; and 155,000 shares of common stock, respectively, at a weighted average exercise price of approximately $0.45.  However, because the Company incurred losses in both 2003 and 2002, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect.  Therefore, basic and diluted per-share amounts are the same in both 2003 and 2002.

                  In calculating the basic (income) loss per common share, the premium earned by the preferred shareholders, ($37,495 in 2002) increased the net loss in that year.

Stock-based employee compensation

            The Company uses the intrinsic value method to account for stock-based employee compensation. During 2003 and 2002, the Company did not incur any compensation cost for options granted under the Plans as required under APB No. 25. Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123 and SFAS No. 148 using the fair value method, the Company’s net loss and net loss per common share for 2003 and 2002 would approximate the pro forma amounts as shown below:

	2003	2002
Net Loss
As reported	$(4,214,202)	$(4,908,856)
SFAS No. 123 Charge	552,927	544,034
Pro Forma	(4,767,129)	(5,452,890)
Net income (loss) per common share – basic and diluted
As reported	$(0.05)	$(0.07)
Pro Forma	$(0.05)	$(0.08)

            The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its compensation plans. The Company also granted 50,000 options to a non-employee consultant in 2003 and recorded expense of $101,400 related to those options using the same assumptions used to determine the SFAS No. 123 charge.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  2.                Summary of Significant Accounting Policies (continued):

                The fair value of each stock option granted in 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions: no dividend yield for 2003 and 2002; risk-free interest rate of 3.00% for both  2003 and 2002, respectively; the expected lives of the options are five years for 2003 and 2002; and volatility of 108% and 111% for 2003 and 2002, respectively.

The Black-Scholes option valuation model and other existing models were developed for use  in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Nano-Proprietary, Inc.’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Reclassifications

                Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current year presentation format.

Management’s estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates include NOL reserves, bad debt reserves, and litigation reserves.

Disclosures about fair value of financial instruments

                The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value. For cash equivalents and accounts receivable,  the carrying amount approximates fair value because of the short-term nature of these instruments. The fair value of the Company’s notes payable and capital lease obligations is estimated based on the quoted market prices for the same, or similar, issues, or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 2003 and 2002, the fair value of the Company’s notes payable and capital lease obligations approximates their carrying values.

Recently issued accounting pronouncements

         In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement was effective for the Company's fiscal year ending December 2003.  The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

          In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement was effective after January 1, 2003. The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

          In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement was effective July 1, 2003 and establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The Company does not believe that the adoption of this pronouncement had a material effect on its financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.             Other Income

                The gain on disposal of assets included in other income (expense) in both 2003 and 2002 was primarily the result of the sale of equipment related to the EBT operation. Sales proceeds exceeded the amount estimated at the time the impairment of the equipment was recorded in September 2002. The income from the lawsuit settlement in 2002 is the result of the settlement of the TDS lawsuit described in greater detail in Note 14.

4.                Operating Lease Obligations :

                The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2005. Rental expense was $124,425 and $211,686 for the years ended December 31, 2003 and 2002,  respectively.

                Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003, were as follows:

2004	$81,708
2005	35,120
2006 and thereafter	—
Total future minimum lease payments	$116,828

5.             Capital Lease Obligations :

                Capital leases payable at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Capital leases for copier equipment due in monthly installments totaling $1,932 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment is included in office equipment at December 31, 2003 at a cost of $94,383 and with accumulated amortization of $53,471.	$52,412	$75,596
Less interest	5,679	11,320
Less current portion	19,380	17,993
Capital Lease Obligations, long-term	$27,353	$46,283

                  Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:

2004	$19,380
2005	21,410
2006	5,943

Total	$46,733

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.             Details of Certain Balance Sheet Accounts:

                Additional information regarding certain balance sheet accounts at December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002

Property and equipment:
Plant and equipment	$667,385	$663,219
Furniture and office equipment	165,959	163,630
Total carrying cost	833,344	826,849
Less accumulated depreciation	(756,030)	(711,610)
	$77,314	$115,239

Accrued liabilities:
Payroll and related accruals	$32,646	$303,776
Accrued Interest	—	115,767
Other	25,000	74,021
Total	$57,646	$493,564

7.             Impairment of Assets :

                The impairment charge for 2002 consists of the following:

Personal property and equipment	$92,886
Leasehold improvements	83,400
Total impairment of assets	$176,286

                In August 2002, the Company made the decision to restructure its Electronic Billboard Technology, Inc. subsidiary and focus on licensing its technology to others instead of directly marketing and installing products using the technology. As a result of this decision, the Company recorded an impairment charge of $176,286 in the quarter ended September 30, 2002 to reduce the value of fixed assets, including leasehold improvements and personal property owned by EBT. These assets were all disposed of by December 31, 2002. There were no impairment charges in 2003.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.             Short-Term Notes Payable and Long-term Debt :

                Short-term notes payable at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Short-term notes payable to a shareholder, due in 2003. These notes bore interest at a rate of 5%, and were secured by all assets of the Company. These notes were convertible into common stock at the option of the holder at a price of $0.25 per share. The conversion feature was valued at $120,000 and amortized to interest expense.	—	1,000,000
Short-term notes payable to shareholders, originally due at various dates through May 2002. These notes bore interest at a rate of 15%, and were secured by all assets of the Company. The original face amount of the notes was $1,050,000. The notes were convertible into common stock at the option of the holders at discounts of up to 25% to the price of the stock at the due date of the note. These conversion rights were valued at $356,579 and recorded as a discount to the note at the time of issuance.	—	500,000
Note payable to a shareholder, due January 22, 2003. The note bore interest at a rate of 12% and was secured by all assets of the Company. The note is convertible into common stock at the option of the holder at a discount of 50% to the price of the stock at the due date of the note. The conversion rights were valued at $100,000 and recorded as a discount to the note at the time of issuance.	—	100,000

Total short term notes payable	$—	1,600,000

Long-term debt at December 31, 2003 and 2002 consisted of the following:
Notes payable to a bonding company with a face amount of $100,000, bearing interest at a rate of 10%.This note is due in quarterly installments through July 2003 and is secured by all assets.	—	39,832

Total	—	39,832
Less current portion	—	39,832

Notes payable, long-term	—	—

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.             Income Taxes :

                The components of deferred tax assets (liabilities) at December 31, 2003 and 2002, were as follows:

	December 31,
	2003	2002

Deferred tax assets:
Net operating loss carry forwards	$26,146,000	$23,867,000
Research and experimentation credits	469,000	469,000
Foreign tax credit credits	556,000	556,000
Capitalized intangible assets	261,000	303,000
Depreciation assets	13,000	5,000
Accrued expenses not deductible until paid	243,000	250,000
Total deferred tax assets	27,688,000	25,450,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	27,688,000	25,450,000

Valuation allowance	(27,668,000)	(25,450,000)

Net deferred tax asset	$—	$—

                The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2003 and 2002.

	December 31,
	2002	2001

Expected income tax expense (benefit)	$(2,238,000)	$(1,652,000)
Effect of net operating loss and tax credit carry forwards with no current benefit	1,342,000	1,675,000
Deductible expenses not charged against book income	1,158,000	3,000
Non-deductible expenses	(260,000)	(7,000)
Other	(2,000)	(19,000)
Total Tax	$—	$—

                As of December 31, 2003, the Company had net operating loss carry forwards of approximately $77 million that expire from 2006 through 2021, and are available to offset future taxable income. The majority of these carry forwards expire after 2009. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $469,000 that expire through 2011 and foreign tax credits of approximately $556,000 that expire in 2004.

            The Company’s IPO, completed in 1993, and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from these stock issuances will likely limit the Company's ability to utilize any net operating loss carry forwards or credits generated before the changes in ownership.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.          Capital Stock:

Beneficial conversion feature

                As described in greater detail in Note 8, the Company issued notes payable with beneficial conversion features during 2002. The value of these beneficial conversion features was determined to be $310,000 in 2002. These amounts were recorded as an increase in additional paid in capital and were amortized to interest expense over the term of the notes.

Convertible preferred stock

                The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. As of December 31, 2003 and 2002, no preferred shares were outstanding.

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

                Each share of Series G preferred stock was convertible into that number of shares of common stock determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10 % of the issue price per annum, by the conversion price. The conversion price is fixed at a rate of $1.00 per share. All shares of Series G preferred stock that remained outstanding on June 10, 2002, were automatically converted as of that date. This conversion resulted in the issuance of an additional 1,267,617 common shares at that date.

Common stock

                During 2002 and 2003, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. In 2003, the Company issued 7,607, 097 shares of its common stock and received proceeds of $4,812,943. In 2002 the Company issued 5,792,554 shares of its common stock and received proceeds of $1,983,902. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective November 3, 2003.

            In a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities Act of 1933, the Company also issued 523,729  shares in 2002 and 71,021 shares in 2003, valued at $86,415 and $13,636, respectively, in payment for the Keesman patent described in more detail in Note 14. The Company also issued 655,000 shares in 2002 and 125,000 shares in 2003 in payment of accounts payable. The 2002 shares were valued at $157,250 and the 2003 shares were valued at $276,782.

                The Company also issued 1,527,308 shares in 2002  and 7,707,020 shares in 2003 as the result of the conversion of convertible notes payable and related accrued interest totaling $699,058 in 2002 and $1,761,213.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.          Capital Stock (continued):

                At December 31, 2003 and 2002, common stock was reserved for the following reasons:

	2003	2002

Conversion of debt	—	8,682,972
Exercise of stock warrants	155,000	155,000
Exercise and future grants of stock options	7,742,430	10,703,888

Total shares reserved	7,897,430	19,541,860

11.          Stock Options:

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

                The plans allow the Company to grant either incentive stock options or non-qualified stock options. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company.  Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option-vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant.

        In April 2001, the Company repriced a total of 900,500 options. All options with an exercise price greater than $1.50 per share, which was approximately 160% of the market price of the stock at the time of the repricing,  held by individuals employed by the Company as of the repricing date, including one consultant under contract at the time, were repriced to $1.50 per share. No compensation expense related to the employees was recorded at the time. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of the Company’s common stock did not exceed the exercise price of the options, and as such, no compensation expense was recognized at any period through that date. In 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in the year ended December 31, 2003. As of December 31, 2003, a total of 457,500 of these options held by employees and 30,000 options held by a consultant remain outstanding.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  11.         Stock Options (continued):

                In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The plan was amended several times by the Company’s Board of Directors to increase the number of shares authorized under the plan. The latest amendment, in December 1999, increased the authorized shares under the plan to 6,500,000. This plan expired in March 2002; however, options granted under this plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2003, no shares remained available for grant under the 1992 Employees Plan.

            The following is a summary of stock option activity under the 1992 Employees Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2002	4,035,496	$0.90

Granted	398,500	$0.77
Exercised	(200,000)	$0.62
Canceled	(59,000)	$1.28

Options outstanding at December 31, 2002	4,174,996	$0.89

Exercised	(2,448,394)	$0.86
Canceled	(48,222)	$1.11

Options outstanding at December 31, 2003	1,678,380	$0.93

                In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The 1992 Directors Plan was amended in 1994, 1996, 1997 and 1999. A total of 1,000,000 shares were reserved for issuance under the plan and were issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted.  This plan expired in March 2002; however, options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2003, no shares remained available for grant under the 1992 Directors Plan.

            The following is a summary of stock option activity under the 1992 Director’s Plan:

	Number of Shares	Wgtd. Ave. Exercise Price
Options outstanding at January 1, 2002	647,716	$0.98

Granted, Exercised, Canceled	—	—

Options outstanding at December 31, 2002	647,716	$0.98

Exercised	(10,000)	—

Options outstanding at December 31, 2003	637,716	$0.99

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.          Stock Options (continued):

          In May 1998, the Board of Directors of the Company established the 1998 Officers and Directors Stock Option Plan (the “1998 Officers and Directors Plan”) and reserved a total of 1,200,000 shares for issuance under the Plan. The plan was amended in January 1999 by the Board of Directors of the Company to increase the shares reserved for issuance under the plan to 2,500,000. Options under this plan are granted at the discretion of the Board of Directors. No additional shares are currently available under this plan.

          The following is a summary of stock option activity under the 1998 Officers and Directors Plan:

	Number of Shares	Wgtd. Ave. Exercise Price
Options outstanding at January 1, 2002	1,130,000	$0.44

Exercised	(30,000)	$0.38

Options outstanding at December 31, 2002	1,100,000	$0.44

Exercised	(150,000)	$0.38

Options outstanding at December 31, 2003	950,000	$0.45

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan and reserved a total of 5,000,000 shares for issuance under the Plan, effective March 2002. The purpose of this plan was to replace the 1992 Employees Plan and the 1992 Directors Plan, both of which expired in March 2002. A total of 2,489,255 shares remain available for grant under this at December 31, 2003.

                The following is a summary of stock option activity under the 2002 Equity Compensation Plan:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2002	—	—

Granted	2,042,917	$0.63
Exercised	—	—
Canceled	(1,000,000)	$0.65

Options outstanding at December 31, 2002	1,042,917	$0.62

Granted	1,496,995	$1.87
Exercised	(523,666)	$0.65
Cancelled	(29,167)	$0.34

Options outstanding at December 31, 2003	1,987,079	$1.60

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.          Stock Options (continued) :

                The following table summarizes information about stock options outstanding and exercisable under all four  stock option plans at December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Wgtd. Avg. Remaining Contractual Life	Wgtd. Ave. Exercise Price	Number Exercisable at 12/31/03	Wgtd. Avg. Exercise Price

$0.00 - $0.49	1,000,430	4.9 Years	$0.36	1,000,430	$0.36
$0.50 - $1.00	2,570,912	6.0 Years	$0.70	2,570,912	$0.70
$1.01 - $1.99	831,833	5.1 Years	$1.48	828,833	$1.48
$2.00 - $2.99	850,000	9.5 Years	$2.74	210,000	$2.78

Total	5,253,175	6.2 Years	$1.09	4,610,175	$0.86

                The following table summarizes information about stock options outstanding and exercisable under all four stock option plans at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Wgtd. Avg. Remaining Contractual Life	Wgtd. Ave. Exercise Price	Number Exercisable at 12/31/02	Wgtd. Avg. Exercise Price

$0.00 - $0.49	2,034,613	4.7 Years	$0.37	2,034,613	$0.37
$0.50 - $1.00	3,253,183	5.0 Years	$0.71	3,203,183	$0.71
$1.01 - $1.99	1,677,833	4.9 Years	$1.45	1,646,831	$1.45

Total	6,965,629	5.2 Years	$0.79	6,884,627	$0.79

                The weighted-average fair values of options under the plans granted during 2003 and 2002 were as follows:

	2003	2002
Discounted options	$0.00	$0.00
At-the-money options	$1.58	$0.50
Premium options	$0.38	$0.29

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.        Stock Warrants :

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

                In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company. The exercise price of these warrants is based on the fair market value of the Company’s common stock at the time of issuance and range from $0.88 to $2.15 per share. These warrants are exercisable for a period of 5 years from the date of issuance and expire in 2004.

                The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2002	330,000	$0.88-2.15
Expired or canceled	(175,000)	$1.00

Warrants outstanding at December 31, 2002	155,000	$0.88-2.15
Expired or canceled	—	—

Warrants outstanding at December 31, 2003	155,000	$0.88-2.15

13.                Supplemental Cash Flow Information:

                Cash paid for interest was $10,503 and $30,960 for 2003 and 2002, respectively.  The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2003	2002

Non-cash financing activities:
Conversion of notes payable and interest into common shares	$1,761,213	$699,058
Issuance of common shares in payment of accounts payable	$276,782	$160,250
Non-cash investing activities:
Common shares issued for patent	$13,636	$86,415

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Till Keesman Agreement

            In May 2000, the Company licensed the rights to 6 carbon nanotube patents that, at the time, had  been applied for by Till Keesman in exchange for a payment of $250,000 payable in shares of the Company’s common stock. Under the terms of the agreement, the Company is obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. The Company is allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. A minimum payment of $500,000 was due May 31, 2002. Since the patents were not yet issued at that date, the agreement was amended and the due date of the minimum payment extended. The Company agreed to pay $100,000 in common stock to Mr. Keesman and defer the remaining $400,000 until May 15, 2003 to allow time for the issuance of the patents. The Company issued stock valued at $86,415 in 2002 and stock valued at $13,636 in January 2003. The patent was reissued in 2003 and the $400,000 was paid in 2003.

                  If the Company does not pay additional cumulative license fees of $500,000 by May 2004, the license would terminate at that point. The Company has the cash available and intends to make that minimum payment when due in May 2004.

Employment contracts

                The Company entered into an employment agreement with its president and chief operating officer in 1996. This agreement has been verbally amended numerous times since the initial date. The agreement currently calls for an annual base salary of $200,000 and for the Company to provide a vehicle allowance of $1,000 per month. The agreement can be terminated by either party with or without cause with 30 days notice. If the agreement is terminated by the Company without cause, the Company may be obligated to pay severance equal to nine months salary.

Research and development commitments

                As of December 31, 2003, the Company was in the process of  a contract for research from the US Department of Defense. The total contract amount is $742,212 and $318,137 of the revenue was recognized as of December 31, 2003. The revenue to be received from   these research contracts in 2003 is expected to exceed the cost of  this research.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.                Commitments and Contingencies (continued):

Sign Builders of America, Inc. equipment lease

                As part of the sale of the assets of Sign Builders of America, Inc.,  the purchaser assumed a lease for copier equipment. The lessor, however, was unwilling to release Nano-Proprietary, Inc.  from the lease. To the extent that the purchaser fails to make payments to the lessor,  the lessor may seek to collect from the Company. At December 31, 2003, there are 28 months remaining on the lease with a monthly payment of approximately $730.

Legal proceedings

                On July 20, 1998, TFI Telemark, Inc. filed a complaint in the County Court at Law No. 2 of Travis County, Texas against the Company for debts of its now defunct subsidiary, Plasmatron. The Company was served with notice of this suit on August 5, 1998. The Company believes that no amounts are due to TF; however, all amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements of the Company. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

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

                  From time to time the Company and its subsidiaries are also defendants in various lawsuits that may arise related to minor matters. It is expected that all such lawsuits will be settled for an amount no greater than the liability recorded in the financial statements for such matters.  If resolution of any of these suits results in a liability greater than that recorded, it could have a material impact on us.

15.                Concentrations of Credit Risk:

                The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2003, the amount in excess of the FDIC limit was $1,263,331 and was held at JP Morgan Chase.

                The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.            Significant Customers :

                Net revenues for contract research to one major customer of Applied Nanotech, Inc. totaled  $1,000,000 in 2002 and $400,000 in 2003. In addition, Applied Nanotech, Inc. received research and development revenues from the U.S. Government in both years as disclosed on the income statement.

17.          Related Party Transactions :

                In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., (“ATI”) a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. At the time, EBT intended to use this technology in the development of its next generation display products. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a display unit using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one-year period following this initial two-year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement.   The initial payment of $200,000 has been made, but there have been no sales or leases of display units using this, so the two year period has not started and the agreement can not be terminated by ATI.

                In July 2001, the Company made a non-interest bearing advance to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer in the amount of $150,000. Interest has been imputed at a rate of 9%. A total of $87,500 of this was repaid to the Company in December 2001 by offsetting it against the remaining amount due on the previously described Patent Assignment and Royalty Agreement with ATI. The remaining $62,500 was paid in 2003 by deducting it from bonuses awarded to Dr. Yaniv during the year.

18.                Research and Development Contracts :

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

                The following schedule summarizes certain information with respect to research and development contracts:

	2003	2002
Contract research revenues	$739,790	$1,254,152
Costs incurred charged to operations	$405,962	$764,632
Amount of additional funding commitments	$424,075	$–

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.          Segment Information :

                The Company’s operations are classified into three principal reportable segments that provide slightly different products or services.

	ANI	EBT	All Other	Total

2003

Revenue	773,959	–	–	773,959
Interest Expense	5,999	20	50,046	56,065
Depreciation and
Amortization	37,653	–	6,766	44,419
Research and Development	1,441,573	–	–	1,441,573
Loss from Continuing
Operations	(2,890,175)	(361,784)	(962,243)	(4,214,202)
Assets	1,424,724	527	2,358,766	3,784,017
Capital Expenditures	6,494	–	–	6,494

2002

Revenue	1,284,462	130,386	–	1,414,848
Interest Expense	9,237	2,696	699,398	711,331
Depreciation and
Amortization	29,046	109,943	5,194	144,183
Research and Development	1,005,001	611,633	–	1,616,634
Loss from Continuing
Operations	(1,502,126)	(1,369,318)	(1,811,975)	(4,683,419)
Assets	146,299	25,371	150,285	321,955
Capital Expenditures	52,327	172,444	2,771	227,542

                Financial information is furnished to the chief operating officer for review regarding each subsidiary of the Company.

                The ANI segment consists of the activities of ANI and includes license revenues and contract research revenues related to ANI’s technology. In  both years, virtually all ANI revenues were contract research revenues. The Company’s EBT subsidiary previously sold electronic display products, but is now limiting itself to licensing its technologies to others for use in display products. The majority of EBT’s revenue in 2002 was from the sale of electronic display products. All other segments include the Company’s general overhead.

                The accounting policies applied by each of the segments are the same as those used by the Company.

 NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.                Retirement Plan :

                The Company sponsors a defined contribution 401(k) profit sharing plan. No company contributions were made in either 2003 or 2002.

21.                Discontinued Operations:

                  On September 27, 2002, the Company signed a letter of intent to sell all of the assets of Sign Builders of America, Inc. The buyer agreed to pay  $250,000, plus assume substantially all of the liabilities of SBOA. The transaction was closed October 8, 2002 with an effective date of October 1, 2002. Full payment was received at closing. The purchaser was an entity formed by the previous controller of Sign Builders of America, Inc. For comparative purposes, the Company’s financial statements have been presented to reflect SBOA as a discontinued operation in the consolidated statement of operations for all periods presented.

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

                Additional expenses related to the disposition were incurred to bring the total loss on the disposition of Sign Builders of America, Inc. to $134,496. Sign Builders of America, Inc. had revenue of $1,877,385 through September 30, 2002.

22.                Subsequent Events :

            During the period from January 1, 2004 through March 1, 2004,the Company received $1,065,000 in proceeds and issued 401,887 shares of common stock in connection with private placements of the Company’s common stock. The Company also issued 278,000 shares of its common stock related to the exercise of employee stock options and received $299,205 during the same period.

            In February 2004, the Company signed a new lease for its office space that added additional space adjacent to its current offices and extended the length of the lease on its existing offices. The Company now leases a total of 16,111 square feet at a base rental rate of approximately $7,500 per month for a period of 36 months, ending in February 2007.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                None

Item 8A.  Controls and Procedures.

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

    PART III

Item 9.	Directors and Executive Officers of the Company

                The following sets forth the names, ages and certain information concerning the Directors of Nano-Proprietary.  Additional information on Marc W. Eller and Dr. Zvi Yaniv and all information concerning executive officers may be found under the caption "EXECUTIVE OFFICERS" on page 8 of this Annual Report on Form 10-KSB.

Name	Age	Class	Position	Director Since	Term Expires

Marc W. Eller	48	III	Director, Chairman, Chief Executive Officer	November 1995	2006
Dr. Zvi Yaniv	57	II	Director, President, Chief Operating Officer	July 1996	2005
Charles C. Bailey	55	I	Director	November 1999	2004
Ronald J. Berman	47	III	Director	May 1996	2006
Eddie Lee	41	II	Director	October 2001	2005
Dr. Robert Ronstadt	62	II	Director	January 2003	2005
David R. Sincox	65	I	Director	October 1994	2004

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

                Dr. Ronstadt has been a Director since January 2003. Dr. Ronstadt became Vice President of Technology Commercialization for Boston University in June 2003.  At the same time, he became the Director of Boston University's Technology Commercialization Institute.  He was special advisor to the Chancellor of Boston University from January to May 2003. Prior to that, from 1998 to 2002, he was Director of the IC2 Institute at the University of Texas in Austin and the J. Marion West Chair of Constructive Capitalism. Dr. Ronstadt was a professor of entrepreneurship at the Pepperdine University School of Business Management from 1992 to 1998 and Babson College in Wellesley Massachusetts from 1975 to 1985.  From 1986 to 1992, he was the CEO of a software enterprise.

                The Board of Directors has three committees. The audit committee consists of Mr. Sincox and Mr. Bailey. The compensation committee consists of Mr. Lee and Mr. Berman. The executive committee consists of Mr. Eller and Dr. Yaniv.

            The Board of Directors has determined that David R. Sincox, a member of the audit committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC rules. The board’s affirmative determination was based upon, among other things, his experience as Vice President of Administration of Ref-Chem Construction Company and his consulting practice.

                We  have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934.  This Code of Ethics applies to all directors, officers, and employees of the Company.  A copy of this Code of Ethics is publicly available on our website at www.nano-proprietary.com.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities of Exchange Act of 1934 requires Nano-Proprietary’s officers, and Directors, and persons who beneficially own more than 10 % of a registered class of Nano-Proprietary’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, Directors, and beneficial owners of more than 10% of Nano-Proprietary’s common stock are required by the Securities and Exchange Commission regulations to furnish Nano-Proprietary with copies of all Section 16(a) forms that they file.

                Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2003 through December 31, 2003, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that a director, Mr. Berman, filed a Form 4 after the required due date. Transactions occurring on September 24, 2003, September 25, 2003, and September 29, 2003 were included by Mr. Berman on a Form 4 filed October 3, 2003. The transaction dated September 24, 2003 should have been reported by Mr. Berman no later than September 26, 2003. The transaction dated September 25, 2003 should have been reported by Mr. Berman no later than September 28, 2003 and the transaction dated September 29, 2003 should have been reported by Mr. Berman no later than October 1, 2003.

Item 10.             Executive Compensation

                The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation(1)	Securities Underlying Options(#)

Marc W. Eller,	2003	$145,000	-0-	-0-	280,000
Chief Executive Officer (2)	2002	$148,333	$150,000	-0-	-0-
	2001	$150,000	-0-	-0-	-0-

Zvi Yaniv, President and	2003	$145,000	$147,917	$10,042	280,000
Chief Operating Officer (3)	2002	$181,667	-0-	$6,877	-0-
	2001	$150,000	-0-	$5,789	-0-

Douglas P. Baker, Chief	2003	$127,083	-0-	-0-	213,000
Financial Officer (4)	2002	$140,833	$45,000	-0-	100,000
	2001	$120,000	-0-	-0-	750,000

______________________

(1)

No Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus. Dr. Yaniv was provided an auto allowance or use of a Company owned automobile valued at $9,000 in 2003, $5,302 in 2002, and $3,205 in 2001. In 2001, Dr. Yaniv received a non-interest bearing advance in the amount of $150,000 from the Company. This transaction is described in greater detail in Item 12. “Certain Relationships and Related Transactions”. Dr. Yaniv received a benefit of $2,584 related to imputed interest on this transaction in 2001, $1,575 in 2002, and $1,042 in 2003.

(2)

In 2002, Mr. Eller was awarded a bonus. Only $80,000 of this bonus was paid in 2002. The remainder was deferred until such time as cash flow permitted payment of the remaining $70,000 in September 2003. At  the beginning of 2002, Mr. Eller’s salary was at an annualized rate of $150,000. Effective November 1, 2002, his salary was voluntarily reduced to an annualized rate of $140,000. His salary was adjusted to an annualized rate of $200,000 effective December 1, 2003.

(3)

At the beginning of 2002, Dr. Yaniv’s salary was at an annualized rate of $150,000. Effective March 1, 2002, his salary was adjusted to an annualized rate of $200,000. As of November 1, 2002, his salary was voluntarily reduced to an annualized rate of $140,000. His salary was adjusted to an annualized rate of $200,000 effective December 1, 2003.

(4)

At the beginning of 2002, Mr. Baker’s salary was at an annualized rate of $120,000. Effective March 1, 2002, his base salary was adjusted to an annualized rate of $150,000. As of November 1, 2002, his salary was voluntarily reduced to an annualized rate of $125,000. His salary was reinstated to an annualized rate of $150,000 effective December 1, 2003.

EMPLOYMENT AGREEMENTS

                The Company entered into an employment agreement with Dr. Zvi Yaniv, its president and chief operating officer in 1996. The agreement has been modified both verbally and in writing numerous times since that original agreement. It currently calls for an annual base salary of $200,000 and a vehicle allowance in the amount of $1,000 per month. The agreement can be terminated by either party, with or without cause, with 30 days notice. If the agreement is terminated by the Company without cause, the Company may be obligated to pay severance of up to nine months salary

OPTION GRANTS IN LAST FISCAL YEAR

                  In 2002, Nano-Proprietary established its 2002 Equity Compensation Plan, which may be used to grant employees, including officers of Nano-Proprietary, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 2003.

Name	Number of Securities Underlying Options Granted(#)(1)(2)	Percent of Total Options Granted to Employees in Fiscal Year 2003	Exercise or Base Price ($/Sh)	Expiration Date
Marc W. Eller	30,000 (3)	2.18%	$0.96	7/31/2013
	250,000 (4)	18.17%	$2.73	12/31/2013

Dr. Zvi Yaniv	30,000 (3)	2.18%	$0.96	7/31/2013
	250,000 (4)	18.17%	$2.73	12/31/2013

Douglas P. Baker	13,000 (3)	0.09%	$0.96	7/31/2013
	200,000 (4)	14.54%	$2.73	12/31/2013

 _____________

(1)

Under the terms of Nano-Proprietary’s 2002 Equity Compensation Plan, the Compensation Committee of the Nano-Proprietary Board of Directors retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

(2)	The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.
(3)	These options became exercisable in full on the date of the grant in 2003.
(4)	These grants vest quarterly over a 1-year period – 20% at December 31, 2003, the date of the grant, and an additional 20% at each of 3, 6, 9, and 12 months from the date of the grant, respectively.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

                The following table sets forth certain information concerning (i) the exercise of stock options by each of the Named Executive Officers during the last fiscal year and (ii) the number and intrinsic value of the options held by the Named Executive Officers at December 31, 2003. Year-end values are based on the closing price of $2.73 per share of the common stock on December 31, 2003, on the NASDAQ OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

Name

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at December 31, 2003 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2003 ($) Exercisable/ Unexercisable

Marc W. Eller	0	0	0 / 180,000	$0 / $0
Dr. Zvi Yaniv	0	0	680,000 /200,000	$1,188,600 / $0
Douglas P. Baker	68,000	$157,720	515,000 / 160,000	$881,710 / $0

DIRECTOR COMPENSATION FOR 2003

Name(1)	Director Compensation Meeting Fees ($)(2)	Security Grants in 2003 Number of Securities Underlying Options (#)(3)

David R. Sincox	$ 600	75,000
Ronald J. Berman	$ 1,000	75,000
Eddie Lee	$ 1,000	75,000
Charles C. Bailey	$ 400	75,000
Dr. Robert Ronstadt	$ 300	25,000

 _________________
(1)                Directors who are also executives of Nano-Proprietary are not listed in the above table. They do not receive compensation as Directors. Refer to the Summary Compensation Table for information concerning their compensation.

(2)           All Directors receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by Nano-Proprietary. This amount is not reflected in the above table.

(3)           All  of Nano-Proprietary’s outside Directors participate in  the 2002 Equity Compensation Plan, under which Nano-Proprietary may grant stock options to any Director who is not a full time salaried employee of the Company. On July 31, 2003, each Director was granted an automatic grant of 50,000 options under the 2002 Equity Compensation Plan at a price of $0.96. These grants became exercisable in full on the date of the grant. The grant for Dr. Ronstadt was prorated based on a partial year of service. On December 31, 2003, all outside Directors that were members of a board committee were granted 25,000 options with an exercise price of $2.73. These grants vest quarterly over a 1-year period – 20% at December 31, 2003, the date of the grant, and an additional 20% at each of 3, 6, 9, and 12 months from the date of the grant, respectively.

                All of the Directors have retained the right to pursue additional business activities that are not competitive with the business of Nano-Proprietary, and do not adversely affect their performance as Directors. If, as, and when conflicts of interest arise, the nature of the conflict must be fully disclosed to the Board of Directors, and the person who is subject to the conflict must abstain from participating in any decision that may impact on his conflict of interest. Except for this disclosure and abstention policy, the Directors will not be in breach of any fiduciary duties owed to Nano-Proprietary or the shareholders by virtue of their participation in such additional business activities.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

                There are no persons known to be the beneficial owner of 5% or more of the outstanding voting stock of any class of Nano-Proprietary, Inc. stock as of March 1, 2004, other than the Pinnacle Fund, L.P, which together with its general partner, Barry Kitt owns 7,634,503 shares of Nano-Proprietary, Inc. common stock. These 7,634,503 shares represent 7.93% of the Company’s outstanding common stock as of March 1, 2004. For the purposes of this Annual Report on Form 10-KSB, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

Security Ownership of Management

                  Set forth below is certain information with respect to beneficial ownership of Nano-Proprietary’s common stock as of March 1, 2004, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Common Stock Beneficial Ownership (1)	Percentage of Class
Dr. Robert Ronstadt	25,000	*
David R. Sincox	575,000	*
Charles C. Bailey	203,333	*
Marc W. Eller	451,796	*
Eddie Lee	101,667	*
Ronald J. Berman	1,111,625	1.15%
Dr. Zvi Yaniv	766,000	*
Douglas P. Baker	564,500	*
All Executive Officers and Directors as a group (8 persons)	3,798,921	3.84%

_________________________

*	Less than 1%
(1)

 Included in the amounts indicated are shares that are subject to options exercisable within sixty (60)-days of March 1, 2004, pursuant to Rule 13d-3(d)(1) of the Exchange Act. The number of such shares are 101,667 for Mr. Lee; 450,000 for Mr. Sincox; 574,383 for Mr. Berman; 730,000 for Mr. Yaniv; 203,333 for Mr. Bailey; 555,000 for Mr. Baker; 30,000 for Mr. Eller, 25,000 for Dr. Ronstadt, and 2,669,383 for the Directors and executive officers as a group, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans Not Approved by the shareholders of the Nano-Proprietary	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (3)
	(a)	(b)	(c)
1992 Employee Plan (1)	1,678,380	$0.93	-
1992 Outside Directors Plan (2)	637,716	$0.99	-
1998 Directors and Officers Plan	950,000	$0.45	-
2002 Equity Compensation Plan	1,987,079	$1.60	2,489,255
Total	5,253,175	$1.09	2,489,255

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

                The 1992 Employee Plan was created in 1992 for the purpose of granting incentive or non-qualified stock options to employees of, or contractors for, the Company. A total of 6.5 million shares were authorized under the plan. All options granted under this plan were priced at the fair market value of our common stock on the date of grant, or greater, and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan. The plan expired in 2002; however, options granted prior to such plan’s expiration remain exercisable, subject to the terms of the respective option grants.

            The 1992 Outside Directors’ Plan was established in 1992 for the purpose of granting non-qualified options to non-employee Directors of the Company. A total of 1.0 million options were authorized under the plan. All options granted under this plan were priced at the fair market value of our common stock or greater on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  The plan expired in 2002; however, options granted prior to such plan’s expiration remain exercisable, subject to the terms of the respective option grants.

            In 1998, the Company’s Board of Directors established the 1998 Directors’ and Officers Plan to award non-qualified options to Officers and Directors. All options granted under this plan were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 2.5 million options were granted under this plan; however no options remain available for granting under this plan.

            In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. All options granted under this plan were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 5,000,000 options were authorized under this plan, which is still in effect.

                For a further description of each of the stock option plans described above, please see Note 11 to the Consolidated Financial Statements herein.

Item 12.     Certain Relationships and Related Transactions

            In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., (“ATI”) a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to the Company’s EBT subsidiary in exchange for an initial payment of $200,000. In addition, ATI is entitled to receive a royalty of 5% of gross revenue related to products using this patent. At the time, EBT intended to use this technology in the development of its next generation display products. EBT may terminate this assignment at any time upon 30 days written notice to ATI. The assignment may be terminated by ATI if, within two years of the first sale or lease of a display unit using this technology, cumulative royalty payments under the agreement have not totaled $500,000, or if payments do not equal $500,000 in any one-year period following this initial two-year period. If the assignment is terminated by ATI, EBT will be granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement. There have been no sales or leases of display units using this technology; therefore, the two year period that could result in minimum payments being due has not yet started.

                In July 2001, the Company made a non-interest bearing advance to Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer in the amount of $150,000. A total of $87,500 of this was repaid to the Company in December 2001 by offsetting it against the remaining amount due on the previously described Patent Assignment and Royalty Agreement with ATI. The remaining $62,500 was still outstanding as of December 31, 2002, but was repaid by deducting it from bonuses awarded to Dr. Yaniv in 2003. In addition, the Company advanced Dr. Yaniv approximately $1,714 in April 2002 for the down payment on an automobile lease. This advance is being repaid at a rate of $47.52 per month over a period of 36 months. In June 2002, the Company advanced Dr. Yaniv $1,850 to purchase a ticket for his spouse to accompany him on a trip. Both of these loans to Dr. Yaniv were made prior to the prohibition of such loans by the Sarbannes-Oxley Act and were, as such, grandfathered under the act. The Company has adopted a policy prohibiting all future loans to officers.

                Effective July 1, 2003, the Company leased approximately 110 square feet of office space to Therapeutic Recreation, a company owned by Dr. Yaniv at a rate of $129 per month. The monthly rental rate was computed based on the cost of the space to the Company and is believed to represent a fair market value rental.

Item 13.      Exhibits and Reports on Form 8-K

                (a)        Exhibits: See Index to Exhibits on page 57 for a descriptive response to this item.

                (b)        Reports on Form 8-K:

                              (1)   Current report on Form 8-K (Item 5) dated as of October 9, 2003

Item 14.      Principal Accountant Fees and Services

  Audit Fees

            The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-QSB for the Fiscal Years ended December 31, 2003 and 2002 totaled $39,870 and $96,975, respectively.

Audit-Related Fees

            The Company did not incur or pay any fees to Sprouse & Anderson, L.L.P., and Sprouse & Anderson, L.L.P. did not provide any services related to audit-related fees in either of the last two fiscal years.

Tax Fees

            There were no fees billed to the Company by Sprouse & Anderson, L.L.P. for services rendered to the Company during the last two fiscal years for tax compliance, tax advice, or tax planning.

 All Other Fees

            There were no fees billed to the Company by Sprouse & Anderson, L.L.P. for services rendered to the Company during the last two fiscal years, other than the services described above under “Audit Fees.”

            It is the audit committee’s policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2002 and 2003 were pre-approved by the audit committee.

            As of the date of this filing, the Company’s current policy is to not engage Sprouse & Anderson, L.L.P. to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that the Company engage Sprouse & Anderson, L.L.P. to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

             The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fees” is compatible with maintaining the independence of the independent auditors.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO-PROPRIETARY, INC. By: /s/ Marc W. Eller Marc W. Eller, Chief Executive Officer March 9, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 9, 2004
/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2004
Dr. Robert Ronstadt* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	March 9, 2004

*By:         //s// Douglas P. Baker
           (Douglas P. Baker,
          Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(i).1*

Restated Articles of Incorporation of Company, as filed December 9, 1999 with the Secretary of State for the State of Texas. (Exhibit 3(i)1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)

3(i).2*

Amendment to the Restated Articles of Incorporation of the Company, as filed with the Secretary of State for the State of Texas. (Exhibit 3(i).2 to the Company’s Current Report on Form 8-K dated as of July 1, 2003).

3(ii).1*	Amended and Restated Bylaws of the Company (Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996).
4.1 *	Form of Certificate for shares of the Company’s common stock (Exhibit 4.1 to the Company’s Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
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

4.3*

Form of Regulation D Subscription agreement by and between the Company and the participants of private placements (Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.4*

Form of Registration Rights Agreement by and between the Company and the participants of private placements (Exhibit 4.9 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.5*

Form of Regulation D Securities Purchase agreement by and between the Company and the participants of October 2003 private placement of common stock (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

4.6*

Form of Registration Rights Agreement by and between the Company and the participants of October 2003 private placement of common stock (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

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

10.3*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.4*	1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.5*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.6*	2002 Equity Compensation Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.7*

Patent Assignment and Royalty Agreement between Electronic Billboard Technology, Inc. and Advanced Technology, Incubator, Inc. dated as of October 6, 1998. (Exhibit 10.18 to the Company’s Current Report on Form 10-KSB dated as of March 31, 1999).

10.8*	Lease agreement between the Company and Industrial Properties Corporation dated as of June 2, 1998. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of December 7, 1998).
10.9	Lease extension and amendment agreement between the Company and Industrial Properties Corporation dated as of June 2, 2003.
10.10	Lease cancellation agreement between the Company and Industrial Properties Corporation dated as of February 14, 2004.
10.11	Lease agreement between the Company and Industrial Properties Corporation dated as of February 15, 2004.
10.12*	Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A dated as of April 16, 1999).
10.13*	Asset Purchase Agreement, dated as of October 21, 1999, by and between the Company and Diamond.com, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 21, 1999).
10.14*	Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 1, 2001)
10.15*

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

10.23*	Nano-Proprietary, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.24*

Option agreement for a Non-Exclusive License between the University of Massachusetts and Applied Nanotech, Inc. dated as of April 15, 2002 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of April 15, 2002).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
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

10.27*	Second Addendum to Patent License Agreement by and among Nano-Proprietary, Inc. and Till Keesman (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).
11	Computation of (Loss) per Common Share
14	Nano-Proprietary, Inc. Code of Ethics
21	Subsidiaries of the Company
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1	Section 1350 Certificate of Marc W. Eller, Chief Executive Officer
32.2	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer