Form 10QSB
period 2004-03-31
NANO PROPRIETARY  INC
filed 2004-04-28
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2004

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

As of April 23, 2004, the registrant had 96,392,841 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

NANO-PROPRIETARY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$3,904,919	$3,564,570
Accounts receivable, trade – net of allowance for doubtful accounts	26,376	41,132
Prepaid expenses and other current assets	144,219	100,201

Total current assets	4,075,514	3,705,903

Property and equipment, net	80,366	77,314
Other assets	800	800
Total assets	$4,156,680	$3,784,017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$280,829	$126,809
Obligations under capital lease	19,868	19,380
Accrued liabilities	59,136	57,646

Total current liabilities	359,833	203,835

Obligations under capital lease	22,204	27,353

Total Liabilities	382,037	231,188

Commitments and contingencies	–	–

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 96,312,877 and 95,612,990 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	96,313	95,613
Additional paid-in capital	80,251,360	78,918,605
Accumulated deficit	(76,573,030)	(75,461,389)

Total stockholders' (deficit)	3,774,643	3,552,829

Total liabilities and stockholders' (deficit)	$4,156,680	$3,784,017

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Revenues
Government contracts	$65,880	$10,387
Privately funded research	–	400,000
Royalties	–	920
Other	11,778	33,145
Total Revenues	77,658	444,452

Cost of sales	123,306	76,893
Research and Development	628,289	282,498
Selling, general and administrative expenses	443,925	434,585
Royalty expense	–	400,000

Operating costs and expenses	1,195,520	1,193,976

Loss from operations	(1,117,862)	(749,524)

Other income (expense), net
Interest Expense	(1,172)	(26,140)
Interest Income	7,268	–
Other	125	4,695

Loss from continuing operations before taxes	(1,111,641)	(770,969)

Provision for taxes	–	–

Net loss	$(1,111,641)	$(770,969)
Loss per share

Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	94,961,000	79,738,707

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,111,641)	$(770,969)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	11,678	11,356
Gain on sale of fixed assets	(125)	(4,695)
Common shares issued for patent option	–	13,636
Options issued for services	116,600	–
Non-cash variable option pricing expense	(165,750)	–
Changes in assets and liabilities:
Accounts receivable, trade	14,756	11,787
Prepaid expenses and other current assets	(44,018)	32,355
Accounts payable and accrued liabilities	155,510	202,233

Total adjustments	88,651	266,672

Net cash used in operating activities	(1,022,990)	(504,297)

Cash flows from investing activities:
Capital expenditures	(14,730)	–
Proceeds from sale of fixed assets	125	4,695
Net cash used in investing activities	(14,605)	4,695

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(4,661)	(17,170)
Proceeds of stock issuance, net of costs	1,382,605	504,250

Net cash provided by financing activities	1,377,944	487,080

Net increase (decrease) in cash and cash equivalents	340,349	(12,522)

Cash and cash equivalents, beginning of period	3,564,570	15,868

Cash and cash equivalents, end of period	$3,904,919	$3,346

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

                The consolidated financial statements of the Company for the three month periods ended March 31, 2004 and 2003 have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2004 and 2003 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

                Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the U.S. Securities and Exchange Commission.

                The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

                Cash paid for interest for the three months ended March 31, 2004 and 2003 was $1,172 and $1,917, respectively. During the three month ended March 31, 2003, the Company had non-cash transactions related to the conversion of notes payable, including related accrued interest, into shares of the Company’s common stock. During the three months ended March 31, 2004, the Company had non-cash transactions related to variable option pricing and options issued to a consultant. These transactions are described in greater detail in Note 3.

3.       Stockholders’ Equity

                In the three months ended March 31, 2004, the Company issued 401,887 restricted shares of its common stock and received net proceeds of $1,065,000 in an exempt offering under Regulation D of the Securities Act of 1933.  The Company issued 278,000 shares of its common stock and received $299,205 in connection with the exercise of employee stock options, primarily by former employees of the Company, and issued 20,000 shares and received $18,400 in connection with the exercise of warrants.

                In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of the Company’s common stock did not exceed the exercise price of the options and as such no compensation expense was recognized at any period through that date. In 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid-in capital by the same amount in 2003. During the quarter ended March 31, 2004, the price of the Company’s common stock declined and  closed at $2.39 on March 31, 2004. The Company reversed $165,750 of the previously recorded expense in the quarter ended March 31, 2004, as a result of this price decline.

                In the quarter ended March 31, 2004, the Company issued 100,000 options to a consultant with an exercise price of $3.08 per share. In connection with the options, the Company recorded $116,600 as an expense during the period.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Contingencies

Litigation

          The Company is a defendant in minor lawsuits described in greater detail in its 2003 annual report on Form 10-KSB. The Company expects any potential eventual payment to have no material affect on the financial statements.

5.       Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2004 and 2003:

	ANI	EBT	All Other	Total
2004

Revenue	$77,658	$-	$-	$77,658

Profit (Loss)	(1,029,273)	53,097	(135,465)	(1,111,641)

Expenditures for
long-lived assets	12,357	-	2,373	14,730

2003

Revenue	$444,452	$-	$-	$444,452

Profit (Loss)	(558,458)	(5,382)	(207,129)	(770,969)

Expenditures for
long-lived assets	-	-	-	-

6.       Subsequent Events

          For the period from April 1, 2004 through April 23, 2004, the Company issued a total of 79,964 shares of common stock and received proceeds of $34,247 in connection with the exercise of options under the Company’s stock option plans.

7.       Recently Issued Accounting Standards

            There are no recent accounting pronouncements that have not been implemented by the Company that are expected to have a material impact on the financial statements of the Company.

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

Three months ended March 31, 2004 and 2003

OVERVIEW

          During the three months ended March 31, 2004, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and other Carbon Nanotube Based Technologies. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, we expect to incur additional research and development expenses throughout 2004 in developing our CFE technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

          We expect our present cash balances of approximately $3.5 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate for at least 12 months from the date of this filing.  We expect to achieve profitability in 2004. There can be no assurance that we will achieve profitability, or even break-even, in the future.  To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

          We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $3.5 million as of the date of this filing is sufficient to allow us to maintain operations for at least 12 months from the date of this filing. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

          We completed a private placement of shares of our common stock in February 2004. As a result of this private placement we issued 401,887 shares of our common stock in exchange for gross proceeds of $1,065,000.  Expenses associated with this transaction were negligible. We expect that the proceeds of this transaction, when combined with our existing cash and expected revenues, will enable us to operate for at least 12 months from the date of this filing.

            In February 2004, our independent auditors, Sprouse & Anderson, L.L.P., completed their audit and issued an unqualified opinion on our financial statements for the fiscal year ended December 31, 2003.The previous year’s audit opinion from Sprouse & Anderson, L.L.P, was a qualified opinion that expressed doubt about the Company’s ability to continue as a going concern. As a result of our improved financial condition, Sprouse & Anderson, L.L.P. was able to remove their going concern qualification.

RECENT ACCOUNTING PRONOUNCEMENTS

            There are no recent accounting pronouncements that have not been implemented by the Company that are expected to have a material impact on the financial statements of the Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

          Our loss for the quarter ended March 31, 2004 (the “2004 Period”) was $1,111,641 as compared with the loss of $770,969 for the quarter ended March 31, 2003 (the “2003 Period”). Our total costs for the two periods were virtually the same, however our revenues were lower during the 2004 Period, which accounted for the increased loss.

          Our revenues for the quarter ended March 31, 2004 totaled $77,658 compared to $444,452 for the same quarter of 2003. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The major difference between the two periods is that the 2003 Period included $400,000 of revenue related to the completion of a major research contract with a large Japanese display manufacturer. During the 2004 Period, $65,880 of the revenue came from government contracts and $11,778 came from other miscellaneous sources. During the 2003 Period, $10,387 of the revenue came from government contracts and $34,065 came from other miscellaneous sources. At the present stage of the Company’s development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

          We have one government program in progress at March 31, 2004, and we have a revenue backlog of $369,022 related to that contract. We had a total revenue backlog of approximately $900,000 as of March 31, 2003, $720,501 of which related to the same government contract. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

          For the 2004 Period, our cost of sales were $123,306, or a gross margin of negative 59%, as compared with $76,893 or a gross margin of 83%, for the 2003 Period. The 2003 margin was much higher than normal because the majority of our revenue came from one single research project with a large Japanese display manufacturer. This contract dealt with a technical area where we have performed extensive research, and therefore, we were able to complete this project with minimal outside expenditures. We would expect our future margins to be lower than this. The negative margin in the 2004 Period results from the nature of our existing government contract. We bill the contract and earn revenue based on the direct labor hours that we spend on the project. This project also involves significant material and subcontractor costs. To the extent that any of these type of costs are concentrated in any one period, it can significantly affect our gross margin for that period. In the quarter ended March 31, 2004, we had significant material and subcontractor costs. These costs will even out over the life of the contract and we expect the contract as a whole to generate nominally positive margins over the life of the contract.

            We incurred research and development expenses  of $628,289 for  the 2004 Period, which was a substantial increase from the $282,498 incurred in the 2003 Period. One reason for this significant increase is the spending on our 14-inch and 25-inch prototypes of our color high-definition CNT based flat screen TVs. We spent in excess of $250,000 on these prototypes in the quarter ended March 31, 2004. In addition, we have had significant spending related to our biosensor development. There were also delays in expected research funding revenues that resulted us in funding more of our research on our own during the quarter. We expect total research and development expense to remain high in the quarter ended June 30, 2004 and decline in the final two quarters of the year. The 14-inch prototype is expected to be completed in the 2nd quarter of 2004 and the 25-inch prototype is expected to be completed in the 3rd quarter of 2004. We also expect to receive significant research funding related to some of our other projects, which will reduce our internally funded research and development cost in the 2nd half of 2004.

            Our  selling, general, and administrative expenses were $443,925 for the 2004 Period, compared with $434,585 for the 2003 Period. Even though the selling, general, and administrative expenses were substantially unchanged in total, the 2004 period was impacted by a non-cash item in the amount of $165,750 related to variable options pricing. In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of the Company’s common stock did not exceed the exercise price of the options, and as such no compensation expense was recognized at any period through that date. In 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in 2003.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

          During the quarter ended March 31, 2004, the price of the Company’s common stock declined from its December 31, 2003 level and  closed at $2.39 on March 31, 2004. The Company reversed $165,750 of the previously recorded expense in the quarter ended March 31, 2004, as a result of this price decline. There was no similar charge in 2003. Offsetting a substantial portion of the reduction in costs in the 2004 Period related to the variable option pricing was a charge of $116,600 related to the value of options issued to a consultant in the quarter ended March 31, 2004.

          Our royalty expense was $400,000 in the 2003 Period. There was no royalty expense in the 2004 Period. The royalty expense is a minimum payment due in connection with the Keesman patent that was reissued in 2004. We expect royalty expense in future periods to be highly correlated with royalty income, however there is another minimum payment due in May 2004.

Our interest expense decreased substantially in the 2004 Period because virtually all debt was paid or converted to equity in 2003. Our only remaining interest expense relates to capital leases. We had interest income in 2004 as a result of the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds.

FINANCIAL CONDITION AND LIQUIDITY

          Our cash position increased during the period. At March 31, 2004 we had cash and cash equivalents in the amount of $3,904,919 as compared with cash and cash equivalents of $3,564,570 at December 31, 2003.  This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2004 Period of $1,022,990 was approximately twice the $504,297 used in the 2003 Period. This is the result of the previously discussed factors of reduced revenues and increased spending on the CNT prototypes.

          As described in greater detail in the notes to the financial statements, we received net proceeds of $1,382,605 from the issuance of common stock related to private placements and option exercises during the 2004 Period, as compared with $504,250 from the issuance of common stock during the 2003 Period.  The Company issued 278,000 common shares as the result of option exercises during the 2004 Period and has issued an additional 26,464 shares through April 19, 2004. Individuals that are not currently employees of the Company exercised the majority of these options.  We issued no new debt in either the 2004 or 2003 Period.

          We used net cash of $14,605 for investing activities in the 2004 Period related to the purchase of research equipment. Cash provided by investing activities during the 2003 Period was $4,695 related to the sale of excess equipment.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          From January 1, 2004 through March 31, 2004, in a series of private placements only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 401,887 shares of our common stock in exchange for $1,065,000. These shares were issued at a slight discount to the market price of our common stock at the time of issuance. The Company intends to file a registration statement in May 2004 to register these shares. Following is a listing of those shares:

Common shares
Shareholder	issued

Karrison Nichols	301,887
Southwell Partners	100,000

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

       (b)     Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: April 27, 2004	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2004	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Marc W. Eller

32.2	Section 1350 Certificate of Douglas P. Baker