Form 10QSB
period 2004-06-30
NANO PROPRIETARY  INC
filed 2004-07-30
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

      ☒                                    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of July 28, 2004, the registrant had 96,801,341 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format.

Yes  [   ]   No  [X]

NANO-PROPRIETARY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$2,387,436	$3,564,570
Accounts receivable, trade – net of allowance for doubtful accounts	53,465	41,132
Prepaid expenses and other current assets	224,626	100,201

Total current assets	2,665,527	3,705,903

Property and equipment, net	139,222	77,314
Other assets	800	800
Total assets	$2,805,549	$3,784,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$187,901	$126,809
Obligations under capital lease	20,370	19,380
Accrued liabilities	63,136	57,646

Total current liabilities	271,407	203,835

Obligations under capital lease	16,924	27,353

Total Liabilities	288,331	231,188

Commitments and contingencies	–	–

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 96,701,341 and 95,612,990 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	96,701	95,613
Additional paid-in capital	80,257,076	78,918,605
Accumulated deficit	(77,836,559)	(75,461,389)

Total stockholders equity	2,517,218	3,552,829

Total liabilities and stockholders equity	$2,805,549	$3,784,017

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Government contracts	$65,798	$156,325	$131,678	$166,712
Privately funded research	–	–	–	400,000
Royalties	–	–	–	920
Other	34,920	4,055	46,698	37,200
Total Revenues	100,718	160,380	178,376	604,832

Research and development	529,812	421,546	1,281,407	780,937
Selling, general and administrative expenses	340,107	420,167	784,032	854,752
Royalty expense	500,000	–	500,000	400,000

Operating costs and expenses	1,369,919	841,713	2,565,439	2,035,689

Loss from operations	(1,269,201)	(681,333)	(2,387,063)	(1,430,857)

Other income (expense), net
Interest Expense	(1,097)	(15,387)	(2,269)	(41,527)
Interest Income	6,769	664	14,037	664
Other	–	–	125	4,695

Loss from continuing operations before taxes	(1,263,529)	(696,056)	(2,375,170)	(1,467,025)

Provision for taxes	–	–	–	–

Net loss	$(1,263,529)	$(696,056)	$(2,375,170)	$(1,467,025)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding

Basic and Diluted	96,536,111	85,552,973	96,273,901	82,661,901

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,375,170)	$(1,467,025)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	25,739	22,516
Gain on sale of fixed assets	(125)	–
Options issued for services	116,600	–
Non-cash variable option pricing expense	(341,250)	–
Common shares issued for patent option	–	13,636
Changes in assets and liabilities:
Accounts receivable, trade	(12,333)	(8,165)
Prepaid expenses and other current assets	(124,425)	(58,269)
Accounts payable and accrued liabilities	66,582	(270,516)

Total adjustments	(269,212)	(300,798)

Net cash used in operating activities	(2,644,382)	(1,767,823)

Cash flows from investing activities:
Capital expenditures	(87,647)	–
Proceeds from sale of fixed assets	125	–
Net cash used in investing activities	(87,522)	–

Cash flows from financing activities:
Repayment of notes payable	(9,439)	(34,769)
Proceeds of stock issuance, net of costs	1,564,209	2,805,666

Net cash provided by financing activities	1,554,770	2,770,897

Net increase (decrease) in cash and cash equivalents	(1,177,134)	1,003,074

Cash and cash equivalents, beginning of period	3,564,570	15,868

Cash and cash equivalents, end of period	$2,387,436	$1,018,942

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2004 and 2003, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2003, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the U.S.  Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2004 and 2003, was $2,269 and $1,554, respectively. During the six months ended June 30, 2004, we had non-cash transactions related to variable option pricing and options issued to a consultant. During the six months ended June 30, 2003, we had non-cash transactions related to the conversion of notes payable, including related accrued interest, into shares of the our common stock, as well as the payment of certain accounts payable and accrued expenses with common stock. These transactions are described in greater detail in Note 3.

3.       Stockholders’ Equity

In the six months ended June 30, 2004, we issued 401,887 restricted shares of our common stock and received net proceeds of $1,065,000 in an exempt offering under Regulation D of the Securities Act of 1933.  We issued 666,464 shares of our common stock and received $480,819 in connection with the exercise of employee stock options, primarily by former employees, and issued 20,000 shares and received $18,400 in connection with the exercise of warrants.

In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. We previously accounted for these option grants as fixed plan awards. In 2003, our common stock price exceeded the exercise price for the first time since the repricing and remained above it, closing at $2.73 per share on December 31, 2003. We recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid-in capital by the same amount in 2003. During the six months ended June 30, 2004, the price of our common stock declined and closed at $2.03 on June 30, 2004. We reversed $341,250 of the previously recorded expense in the six months ended June 30, 2004, as a result of this price decline.

In the six months ended June 30, 2004, we issued 100,000 options to a consultant with an exercise price of $3.08 per share. In connection with the options, we recorded $116,600 as an expense during the period.

In the six months ended June 30, 2003, we issued 6,271,803 restricted shares of our common stock and received net proceeds of $2,604,250 in exempt offerings under Regulation D of the Securities Act of 1933.  We issued 309,745  shares of our common stock and received $201,416 in connection with the exercise of employee stock options. We also issued 3,483,746 shares of common stock in connection with the payment of convertible notes payable and related accrued interest. The face amount of the notes was $600,000 and the related accrued interest totaled $105,863. We also issued 100,000 shares valued at $237,782 in connection with the payment of accounts payable and 71,021 shares valued at $13,636 in connection with a patent extension.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Contingencies

Litigation

We are a defendant in minor lawsuits described in greater detail in our  2003 annual report on Form 10-KSB. We expect any potential eventual payment to have no material affect on the financial statements.

5.       Business Segments

Following is information related to our business segments for the six months ended June 30, 2004 and 2003:

	ANI	EBT	All Other	Total
2004

Revenue	$178,376	$-	$-	$178,376

Profit (Loss)	(2,290,539)	121,497	(206,128)	(2,375,170)

Expenditures for
long-lived assets	85,274	-	2,373	87,647

2003

Revenue	$604,832	$-	$-	$604,832

Profit (Loss)	(1,075,085)	7,634	(399,574)	(1,467,025)

Expenditures for
long-lived assets	-	-	-	-

6.       Subsequent Events

For the period from July 1, 2004 through July 28, 2004, we issued a total of 100,000 shares of common stock, and received proceeds of $50,000, in connection with the exercise of options under our stock option plans by a terminated employee. These options had an expiration date of August 31, 2004.

7.       Recently Issued Accounting Standards

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

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

Six months ended June 30, 2004 and 2003

OVERVIEW

During the six months ended June 30, 2004, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and other Carbon Nanotube Based Technologies. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, we expect to incur additional research and development expenses throughout 2004 in developing our CFE technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

 We expect our present cash balances of approximately $2.2 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through 2004 and into the 1st quarter of 2005.  We expect to achieve at least break-even in 2004. In order to achieve break-even, we will have to receive significant license or other revenues in the last half of 2004. There can be no assurance that we will achieve profitability, or even break-even, in the future.  To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $2.2 million as of the date of this filing is sufficient to allow us to maintain operations through at least the end of 2004 and into the first quarter of 2005. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

 RECENT DEVELOPMENTS

We completed a private placement of shares of our common stock in February 2004. As a result of this private placement we issued 401,887 shares of our common stock in exchange for gross proceeds of $1,065,000.  Expenses associated with this transaction were negligible. We expect that the proceeds of this transaction, when combined with our existing cash balances and expected revenues, will enable us to operate at least through the end of 2004 and into the 1st quarter of 2005.

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

In June 2004, our Applied Nanotech, Inc. subsidiary entered into a strategic partnership with SouthWest Nano Technologies, Inc., a technology spin-off from the University of Oklahoma and ConocoPhillips. Under the terms of the agreement, ANI will acquire high-quality single wall carbon nanotubes from SWeNT and represent SWeNT on a non-exclusive basis in Asia. The companies will also jointly apply for a Phase II SBIR grant to produce a high quality, high resolution color CNT TV using SWeNT’s proprietary single wall carbon nanotubes and ANI’s patented technology.

In July 2004, ANI entered into an exclusive development, purchase, and license agreement related to its hydrogen sensor products with an international company that specializes in the design, measurement, analysis, and development of electrical measuring equipment. The agreement is exclusive for the measurement of hydrogen in power transformers, tap changers, and breakers. ANI will provide pre-production design, development, and engineering work, as well as sell the hydrogen sensors to be used in the final product. The purchaser will pay a royalty of 10% of the sales of the products containing the hydrogen sensors. To maintain exclusivity, the purchaser must pay minimum royalties of $55,100 annually beginning October 1, 2004 and increasing each year to a level of $1,000,000 in the fourth year. The purchaser can elect to avoid the minimum royalty payment by terminating the exclusivity portion of the contract prior to each year, beginning with the first year starting October 1, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our quarterly loss for the second quarter ended June 30, 2004 was $1,263,529 as compared with the loss of $696,056 for the same period last year. The biggest single factor in this increased loss was the $500,000 minimum royalty payment made in the quarter ended June 30, 2004. No similar payment was included in the quarter ended June 30, 2003. Our loss of $2,375,170 for the six months ended June 30, 2004 was approximately 60% higher than the loss for the six months ended June 30, 2003. This increased loss was primarily the result of decreased revenue and increased spending on research and development. We expect our quarterly loss to be substantially reduced in the third quarter and we expect to be profitable in the fourth quarter as the result of revenue from expected license agreements.

Our revenues for the quarter ended June 30, 2004 totaled $100,718 compared to $160,380 for the same quarter of 2003. For the six-month period ended June 30, 2004 (the “2004 Period”), our revenues were $178,376 as compared with $604,832 for the six-month period ended June 30, 2003 (the “2003 Period”). The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The major difference between the two periods is that the 2003 Period included $400,000 of revenue related to the completion of a major research contract with a large Japanese display manufacturer. During the 2004 Period, $131,678 of the revenue came from government contracts and $46,698 came from other miscellaneous sources. During the 2003 Period, $166,712 of the revenue came from government contracts and $38,120 came from other miscellaneous sources. At the present stage of our development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have one government program in progress at June 30, 2004, and we have a revenue backlog of $303,223 related to that contract. We had a total revenue backlog of approximately $575,459 as of June 30, 2003, all of which related to the same government contract. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

We incurred research and development expenses of $1,281,407 for  the 2004 Period, which was a substantial increase from the $780,937 incurred in the 2003 Period. One reason for this significant increase is the spending on our 14-inch and 25-inch prototypes of our color high-definition CNT based flat screen TVs. We spent in excess of $425,000 on these prototypes in the six months ended June 30, 2004. In addition, we have had significant spending related to our biosensor development.. We expect total research and development expense to decline in the final two quarters of the year. The 14-inch prototype was basically completed in the 2nd quarter of 2004, although some packaging remains, and the 25-inch prototype is expected to be completed in the 3rd quarter of 2004.

Our  selling, general, and administrative expenses were $784,032 for the 2004 Period, compared with $854,752 for the 2003 Period. While the selling, general, and administrative expenses were decreased in total, the 2004 period was impacted by a non-cash item in the amount of $341,250 related to variable options pricing. In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. In 2003, our common stock price exceeded the exercise price for the first time since the repricing and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in 2003.

During the six months ended June 30, 2004, the price of our common stock declined and closed at $2.03 on June 30, 2004. We reversed $341,250 of the previously recorded expense in the six months ended June 30, 2004, as a result of this price decline. There was no similar charge or reduction in 2003. Offsetting a substantial portion of the reduction in costs in the 2004 Period related to the variable option pricing was a charge of $116,600 related to the value of options issued to a consultant in the six months ended June 30, 2004.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

Our royalty expense was $500,000 in the 2004 Period as compared with $400,000 in the 2003 Period. The royalty expense results from minimum payments due in connection with our Keesman patent license. No further future minimum royalty payments are due under this agreement, and we expect royalty expense in future periods to be highly correlated with royalty income.

Our interest expense decreased substantially in the 2004 Period because virtually all debt was paid or converted to equity in 2003. Our only remaining interest expense relates to capital leases. We had interest income in 2004 as a result of the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased by $1,177,134 during the 2004 Period. At June 30, 2004, we had cash and cash equivalents in the amount of $2,387,436 as compared with cash and cash equivalents of $3,564,570 at December 31, 2003.  This decrease in cash is primarily the result of cash used in operating activities, offset by cash provided by financing activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2004 Period of $2,644,382 was higher than the $1,767,823 used in the 2003 Period for the same reasons previously discussed that the loss in the 2004 Period increased.

As described in greater detail in the notes to the financial statements, we received net proceeds of $1,564,209 from the issuance of common stock related to private placements and option exercises during the 2004 Period, as compared with $2,805,666 from the issuance of common stock during the 2003 Period.  We have raised less money during the 2004 Period than we did in the 2003 Period because we expect to sign license agreements later this year that may preclude the need for further fund-raising.

We used net cash of $87,522 for investing activities in the 2004 Period related to the purchase of leasehold improvements and equipment as, compared with no cash used for investing activities in the 2003 Period.

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

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2004. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, expect to at least break-even in 2004 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

From January 1, 2004 through June 30, 2004, in a series of private placements only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 401,887 shares of our common stock in exchange for $1,065,000. These shares were issued at a slight discount to the market price of our common stock at the time of issuance. The Company filed a registration statement in May 2004 to register these shares. Following is a listing of those shares:

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

NANO-PROPRIETARY, INC. (Registrant)

Date: July 30, 2004	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2004	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

10.1	Strategic Partnership agreement with SouthWest Nanotechnologies, Inc.

11	Computation of (Loss) Per Common Share

31.1	Section 302 Certificate of Marc W. Eller

31.2	Section 302 Certificate of Douglas P. Baker

32.1	Section 906 Certificate of Marc W. Eller

32.2	Section 906 Certificate of Douglas P. Baker