Form 10QSB
period 2004-09-30
NANO PROPRIETARY  INC
filed 2004-10-29
CIK 891417

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2004

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

As of October 27, 2004, the registrant had 96,977,591 shares of common stock, par value $.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]   No [X]

NANO-PROPRIETARY, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$1,501,892	$3,564,570
Accounts receivable, trade – net of allowance for doubtful accounts	61,263	41,132
Prepaid expenses and other current assets	171,434	100,201

Total current assets	1,734,589	3,705,903

Property and equipment, net	133,781	77,314
Other assets	800	800
Total assets	$1,869,170	$3,784,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$239,756	$126,809
Obligations under capital lease	20,883	19,380
Accrued liabilities	59,884	57,646

Total current liabilities	320,523	203,835

Obligations under capital lease	11,513	27,353

Total Liabilities	332,036	231,188

Commitments and contingencies	–	–

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 96,834,341 and 95,612,990 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	96,834	95,613
Additional paid-in capital	80,377,393	78,918,605
Accumulated deficit	(78,937,093)	(75,461,389)

Total stockholders equity	1,537,134	3,552,829

Total liabilities and stockholders equity	$1,869,170	$3,784,017

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Government contracts	$90,501	$86,483	$222,179	$253,195
Privately funded research	–	–	–	400,000
Royalties	1,122	1,328	1,122	2,248
Other	8,850	384	55,548	37,584
Total Revenues	100,473	88,195	278,849	693,027

Research and development	635,105	483,492	1,916,512	1,264,429
Selling, general and administrative expenses	573,706	805,330	1,357,738	1,660,082
Royalty expense	–	–	500,000	400,000

Operating costs and expenses	1,208,811	1,288,822	3,774,250	3,324,511

Loss from operations	(1,108,338)	(1,200,627)	(3,495,401)	(2,631,484)

Other income (expense), net
Interest Expense	(1,224)	(13,308)	(3,493)	(54,835)
Interest Income	9,028	1,655	23,065	7,014
Other	–	–	125	–

Loss from continuing operations before taxes	(1,100,534)	(1,212,280)	(3,475,704)	(2,679,305)

Provision for taxes	–	–	–	–

Net loss	$(1,100,534)	$(1,212,280)	$(3,475,704)	$(2,679,305)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding

Basic and Diluted	96,800,352	88,590,429	96,450,666	84,656,310

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,475,704)	$(2,679,305)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	38,864	33,940
Gain on sale of fixed assets	(125)	(4,695)
Options issued for services	116,600	–
Non-cash variable option pricing expense	(297,300)	389,385
Common shares issued for patent option	–	13,636
Changes in assets and liabilities:
Accounts receivable, trade	(20,131)	(9,443)
Prepaid expenses and other current assets	(71,233)	(53,862)
Accounts payable and accrued liabilities	115,185	(269,482)

Total adjustments	(118,140)	99,479

Net cash used in operating activities	(3,593,844)	(2,579,826)

Cash flows from investing activities:
Capital expenditures	(95,331)	(5,195)
Proceeds from sale of fixed assets	125	4,695
Net cash used in investing activities	(95,206)	(500)

Cash flows from financing activities:
Repayment of notes payable	(14,337)	(52,811)
Proceeds of stock issuance, net of costs	1,640,709	5,443,182

Net cash provided by financing activities	1,626,372	5,390,371

Net increase (decrease) in cash and cash equivalents	(2,062,678)	2,810,045

Cash and cash equivalents, beginning of period	3,564,570	15,868

Cash and cash equivalents, end of period	$1,501,892	$2,825,913

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

                The consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2004 and 2003, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2003, has been derived from the audited consolidated balance sheet as of that date.

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

                The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

                Cash paid for interest for the nine months ended September 30, 2004 and 2003, was $3,439 and $3,335, respectively. During the nine months ended September 30, 2004, we had non-cash transactions related to variable option pricing and options issued to a consultant. During the nine months ended September 30, 2003, we had non-cash transactions related to the conversion of notes payable, including related accrued interest, into shares of the our common stock, as well as the payment of certain accounts payable and accrued expenses with common stock, and variable option pricing. These transactions are described in greater detail in Note 3.

3.       Stockholders’ Equity

                In the nine months ended September 30, 2004, we issued 401,887 restricted shares of our common stock and received net proceeds of $1,065,000 in an exempt offering under Regulation D of the Securities Act of 1933.  We issued 799,464 shares of our common stock and received $557,309 in connection with the exercise of employee stock options, primarily by former employees, and issued 20,000 shares and received $18,400 in connection with the exercise of warrants.

                In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. We previously accounted for these option grants as fixed plan awards. In 2003, our common stock price exceeded the exercise price for the first time since the repricing and remained above it, closing at $2.73 per share on December 31, 2003. We recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid-in capital by the same amount in 2003. During the nine months ended September 30, 2004, the price of our common stock declined and closed at $2.13 on September 30, 2004. We reversed $297,300 of the previously recorded expense in the nine months ended September 30, 2004, as a result of this price decline.

                In the nine months ended September 30, 2004, we issued 100,000 options to a consultant with an exercise price of $3.08 per share. In connection with the options, we recorded $116,600 as an expense during the period.

                In the nine months ended September 30, 2003, we issued 6,860,039 restricted shares of our common stock and received net proceeds of $3,604,250 in exempt offerings under Regulation D of the Securities Act of 1933.  We issued 2,280,789 shares of our common stock and received $1,838,932 in connection with the exercise of employee stock options. We also issued 7,707,020 shares of common stock in connection with the payment of convertible notes payable and related accrued interest. The face amount of the notes was $1,600,000 and the related accrued interest totaled $161,213. We also issued 125,000 shares valued at $276,782 in connection with the payment of accounts payable and 71,021 shares valued at $13,636 in connection with a patent extension.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Contingencies

Litigation

                We are a defendant in minor lawsuits described in greater detail in our  2003 annual report on Form 10-KSB. We expect any potential eventual payment to have no material affect on the financial statements.

5.       Business Segments

Following is information related to our business segments for the nine months ended September 30, 2004 and 2003:

	ANI	EBT	All Other	Total
2004

Revenue	$278,849	$-	$-	$278,849

Profit (Loss)	(3,122,054)	107,297	(460,947)	(3,475,704)

Expenditures for
long-lived assets	92,958	-	2,373	95,331

2003

Revenue	$693,027	$-	$-	$693,027

Profit (Loss)	(1,812,679)	(181,559)	(685,067)	(2,679,305)

Expenditures for
long-lived assets	5,195	-	-	-

6.       Subsequent Events

          For the period from October 1, 2004 through October 22, 2004, we issued a total of 143,250 shares of common stock, and received proceeds of $144,969, in connection with the exercise of options under our stock option plans.

            In October 2004, ANI entered an agreement with Shimane Masuda Electronics Co., Ltd. to develop new products utilizing carbon nanotube sources. In the development phase, which will last up to twelve months, SME will pay ANI $110,000 for specific equipment and development work to be done by ANI. At the conclusion of the development phase, the parties can either enter a joint venture or sign a license agreement. In the case of a joint venture, SME will pay ANI an additional $90,000 and the joint venture will pay a 3% royalty to ANI for  products sold by the joint venture using ANI patents. In the case of a license agreement, SME will pay ANI an upfront payment ranging from $100,000 to $250,000 plus a 5% royalty on products sold using ANI’s intellectual property.

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

Nine months ended September 30, 2004 and 2003

OVERVIEW

During the nine months ended September 30, 2004, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and other Carbon Nanotube Based Technologies. As more fully discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003, we expect to incur additional research and development expenses throughout 2004 in developing our CFE technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

          We expect our present cash balances of approximately $1.3 million as of the date of this filing, when combined with known revenue sources, to enable us to operate at least through 2004 and well into the 1st quarter of 2005.  We expect to achieve at least break-even for the fourth quarter of 2004. In order to achieve break-even for the entire calendar year 2004, we would have to sign a significant license agreement that results in an upfront payment large enough to offset the loss through September. There can be no assurance that we will achieve profitability, or even break-even, in the future.  To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

          We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $1.3 million as of the date of this filing is sufficient to allow us to maintain operations through at least the end of 2004 and well into the first quarter of 2005. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

         This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic display and other products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of its technologies or products. Such results would materially and adversely affect us.

RECENT DEVELOPMENTS

           In February 2004, our independent auditors, Sprouse & Anderson, L.L.P., completed their audit and issued an unqualified opinion on our financial statements for the fiscal year ended December 31, 2003.The previous year’s audit opinion from Sprouse & Anderson, L.L.P, was an unqualified opinion that expressed doubt about the Company’s ability to continue as a going concern. As a result of our improved financial condition, Sprouse & Anderson, L.L.P. was able to remove their going concern qualification.

            In July 2004, ANI entered into an exclusive development, purchase, and license agreement related to its hydrogen sensor products with an international company that specializes in the design, measurement, analysis, and development of electrical measuring equipment. The agreement gives the licensee the exclusive right for the use of the technology for the measurement of hydrogen in power transformers, tap changers, and breakers. ANI will provide pre-production design, development, and engineering work, as well as sell the hydrogen sensors to be used in the final product. The licensee will pay a royalty of 10% of the sales of the products containing the hydrogen sensors. Under the original agreement, to maintain exclusivity, the licensee was required to pay minimum royalties of $55,100 annually beginning October 1, 2004 and increasing each year to a level of $1,000,000 in the fourth year. The licensee can elect to avoid the minimum royalty payment by terminating the exclusivity portion of the contract prior to each year, beginning with the first year starting October 1, 2004. The deadline for the start of the first minimum royalty payment period was extended to November 1, 2004.

            In October 2004, ANI entered an agreement with Shimane Masuda Electronics Co., Ltd. to develop new products utilizing Carbon Nanotube sources. In the development phase, which will last up to twelve months, SME will pay ANI $110,000 for specific equipment and development work to be done by ANI. At the conclusion of the development phase, the parties can either enter a joint venture or sign a license agreement. In the case of a joint venture, SME will pay ANI an additional $90,000 and the joint venture will pay a 3% royalty to ANI for  products sold by the joint venture using ANI patents. In the case of a license agreement, SME will pay ANI an upfront payment ranging from $100,000 to $250,000 plus a 5% royalty on products sold using ANI’s intellectual property.

            During the 3rd quarter 2004, ANI completed its prototype 14-inch carbon nanotube display. ANI is also working on a prototype of a 25-inch display in conjunction with a consortium of primarily Japanese companies that are component suppliers to television manufacturers. That prototype is currently expected to be completed by the end of 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

          Our quarterly loss for the third quarter ended September 30, 2004 was $1,100,534 as compared with the loss of $1,212,280 for the same period last year. The biggest single factor in this decreased loss was the effect of the variable option repricing. In the quarter ended September 30, 2004, there was a reduction to expense of $43,950 as compared with an increase in expense of $389,385 during the quarter ended September 30, 2003. Without the effect of variable option repricing, our quarterly loss would have been higher during the quarter ended September 30, 2004, as a result of increased research and development expenditures, than it was in the quarter ended September 30, 2003. Our loss of $3,475,704 for the nine months ended September 30, 2004 was approximately 30% higher than the loss for the nine months ended September 30, 2003. This increased loss was primarily the result of decreased revenue and increased spending on research and development. We expect to be profitable in the fourth quarter of 2004 as the result of revenue from expected license agreements and other sources.

          Our revenues for the quarter ended September 30, 2004 totaled $100,473 compared to $88,195 for the same quarter of 2003. For the nine-month period ended September 30, 2004 (the “2004 Period”), our revenues were $278,849 as compared with $693,027 for the nine-month period ended September 30, 2003 (the “2003 Period”). The revenues in both periods were all from ANI and substantially all were the result of reimbursed research expenditures. The major difference between the two periods is that the 2003 Period included $400,000 of revenue related to the completion of a major research contract with a large Japanese display manufacturer. During the 2004 Period, $222,179 of the revenue came from government contracts and $56,670 came from other miscellaneous sources. During the 2003 Period, $400,000 came from the previously mentioned research contract, $253,195 of the revenue came from government contracts, and $39,832 came from other miscellaneous sources. At the present stage of our development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

          We have one government program in progress at September 30, 2004, and we have a revenue backlog of $212,722 related to that contract. We had a total revenue backlog of approximately $521,496 as of September 30, 2003, all of which related to the same government contract. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

          We incurred research and development expenses of $1,916,512 for the 2004 Period, which was a substantial increase from the $1,264,429 incurred in the 2003 Period. One reason for this significant increase is the spending on our 14-inch and 25-inch prototypes of our color high-definition CNT based flat screen TVs. We spent in excess of $650,000 on these prototypes in the nine months ended September 30, 2004. In addition, we have had significant spending related to our biosensor development.. We expect total research and development expense to decline somewhat in the final quarter of the year. The 14-inch prototype was completed in the 3rd  quarter of 2004, and the 25-inch prototype is expected to be completed in the 4th quarter of 2004.

        Our selling, general, and administrative expenses were $1,357,738 for the 2004 Period, compared with $1,660,082 for the 2003 Period. While the selling, general, and administrative expenses were decreased in total, a non-cash item in the amount of $297,300 related to variable option pricing impacted the 2004 Period. In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. In 2003, our common stock price exceeded the exercise price for the first time since the repricing and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in 2003.

        During the nine months ended September 30, 2004, the price of our common stock declined and closed at $2.13 on September 30, 2004. We reversed $297,300 of the previously recorded expense in the nine months ended September 30, 2004, as a result of this price decline. In the 2003 Period, there was a charge of 389,385 that increased expenses in that period. The combined effect of the decreased expense in the 2004 Period and the increased expense in the 2003 Period resulted in a difference of approximately $687,000 in S,G,&A expense between these Periods. Without the effect of the variable option pricing, S,G&A expenses would have been $384,341 higher in the 2004 Period than in the 2003 Period. Major contributors to this increase include increased professional fees, primarily related to patents, of approximately $90,000; a charge of $116,600 related to options issued to a consultant; increases in salaries and benefits of approximately $75,000; and increased travel related to conferences and international trips of approximately $70,000.

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

          Our cash position decreased by $2,062,678 during the 2004 Period. At September 30, 2004, we had cash and cash equivalents in the amount of $1,501,892 as compared with cash and cash equivalents of $3,564,570 at December 31, 2003.  This decrease in cash is primarily the result of cash used in operating activities, offset by cash provided by financing activities. The cash used in operations was primarily the result of our net operating loss for the period. The cash used in operating activities during the 2004 Period of $3,593,844 was higher than the $2,579,826 used in the 2003 Period for the same reasons previously discussed that the loss in the 2004 Period increased.

          As described in greater detail in the notes to the financial statements, we received net proceeds of $1,640,709 from the issuance of common stock related to private placements and option exercises during the 2004 Period, as compared with $5,443,182 from the issuance of common stock during the 2003 Period.  We have raised less money during the 2004 Period than we did in the 2003 Period because we expect to sign license agreements later this year that may preclude the need for further fund-raising.

          We used net cash of $95,206 for investing activities in the 2004 Period related to the purchase of leasehold improvements and equipment as, compared with $500 used for investing activities in the 2003 Period.

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

          We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2004. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, expect to at least break-even in the fourth quarter of 2004 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing.

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

ITEM 3.       Controls and Procedures

          Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

ITEM 6.     EXHIBITS

       (a)     Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: October 29, 2004	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2004	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
10.1	Letter of Intent between Applied Nanotech, Inc. and Shimane Masuda Electronics, Co., Ltd.

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Marc W. Eller

32.2	Section 1350 Certificate of Douglas P. Baker