Form 10-K
period 2004-12-31
NANO PROPRIETARY  INC
filed 2005-03-07
CIK 891417

 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004; or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of registrant as specified in its charter)
TEXAS (State of Incorporation)	76-0273345 (IRS Employer Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☑     No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2004 of $2.03, was approximately $195 million.

As of March 1, 2005, the registrant had 98,606,547 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K

Important Information Concerning Forward-Looking Statements

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks or uncertainties. Many factors mentioned in the risk factors are important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the SEC. Also note that we include a cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

Page i

RISK FACTORS

Our success is dependent on our principal technologies

Our field emission technology, sensors, and nanomaterials which include composites, are emerging technologies. Our financial condition and prospects are dependent upon our licensing these technologies to others. Additional R&D needs to be conducted on the carbon nanotube technology before others can produce products using this technology. Market acceptance of products using our technology will be dependent upon the acceptance within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

Our technology development is in its early stages and the outcome is uncertain

Our many applications of nanotechnologies, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products, in addition to the cathodes that we have developed that currently use this technology. We have developed proof of concepts of potential products based on carbon nanotube technologies. We are developing products jointly with others based on our technology. Upon successful completion of the development process, our development partners will be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process.

If any of the products that are being developed using our technologies are developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only revenue that we receive related to our technology is related to reimbursed research expenditures, development fees, and the license agreement with Oxford Instruments. These revenues are identified in our quarterly filings on Form 10-Q and Form 10-QSB, and our annual filings on Form 10-K as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. We also anticipate receiving up-front license fees in 2005.

Products using our technology may not be accepted by the market

Since our inception, we have focused our product development and R&D efforts on technologies that we believe will be a significant advancement over currently available technologies. With any new technology, there is a risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of products using our technology will depend, in part, on our ability to convince potential customers of the advantages of such products as compared to competitive products. It will also depend upon our ability to train manufacturers and others to use our products.

Our development partners have certain rights to jointly developed property and to license our technology

We have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of any such license have not yet been determined. One of our development partners, a large Japanese display company, has paid us $2.0 million for research services and has the right to offset this payment against any future license fee payments due as a result of an existing license agreement that we have with this company. Our development partners in the HYFED™ project also have rights to any jointly developed property; however, any such jointly developed property would be based, at least in part, on our underlying technology and would require our partners to enter into an agreement with us. See also “Our technology development is in its early stages and the outcome is uncertain” above for further discussion.

Page ii

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

Many products that may be developed using our technology will have to be integrated into end-user products by manufacturers of those products. Although we intend to develop products to be integrated into existing manufacturing capabilities, manufacturers may be required to make modifications to, or expand their manufacturing capabilities. Manufactures may not elect to integrate products using our technology into their end-user products, or they may not devote adequate resources to modifying their manufacturing capabilities so that our technologies can be successfully incorporated into their end-user products. The complexity of integration may delay the introduction of products using our technology.

Rapid technological changes could render our technology obsolete and we may not remain competitive

The display industry and other industries in which we compete are highly competitive and are characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Many of our competitors have greater financial, managerial, distribution, and technical resources than we do. We will be required to devote substantial financial resources and effort to further R&D. There can be no assurances that we will successfully differentiate our technology from our competitors' technology, or that we will adapt to evolving markets and technologies, develop new technologies, or achieve and maintain technological advantages.

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of March 1, 2005, we had 23 full-time employees, 1 part-time employee, and 2 substantially full time consultants. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others.

We have limited manufacturing capacity and experience

We have no established commercial manufacturing facilities in the area of  the carbon nanotube field emission technology in which we are conducting our principal research. At the present time, we have no intention of establishing a manufacturing facility related to our field emission technology, sensors, nanomaterials which include using composites, or any other aspects of our technology. We are focusing our efforts on licensing our technology to others for use in their manufacturing processes. To the extent that any of our other products require manufacturing facilities, we intend to contract with a qualified manufacturer.

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

Page iii

We have a history of net losses

We have a history of net losses. From our inception through December 31, 2004, we incurred net losses of approximately $80 million. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999.  We have incurred net income and  losses as shown below:

Year Ended December 31	Net Income (Loss)

1995	($14,389,856)
1996	($13,709,006)
1997	($6,320,901)
1998	($3,557,548)
1999	($1,118,134
2000	($7,671,014)
2001	($5,081,559)
2002	($4,908,856)
2003	($4,214,202)
2004	($4,612,026)

Although we expect to be profitable in the future, we may not be.  Our profitability in 2005 is dependent on the signing of additional license agreements or obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop proof of concepts. We do, however, expect the magnitude of those losses, if they continue, to decrease. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability.   In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.

We have no current royalty agreements producing significant revenue

Our future strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any carbon nanotube field emission products ourselves, and as such, we have no carbon nanotube field emission product revenues. We signed a license agreement in 1999, for a one-time, up front, payment of approximately $5.6 million. This was a non-exclusive license to Canon, Inc. that covered substantially all of our field emission patents, but excluding the basic carbon nanotube patent and specific applications for other field emission display patents including, but not limited to, large area color displays. This license will produce no future revenue unless Canon decides to license the additional patents or the excluded field emission display applications. In 2002, we signed another license agreement with a large Japanese display manufacturer. This license agreement calls for us to be paid royalties equal to 2% of the licensee’s sales of products using our technology. The licensee also will receive credit against royalties due under the agreement for $2 million of research funding and up-front payments that the licensee has provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million.

We expect to license our technology to be used in other applications. See additional discussion in the risk factor “Our technology development is in its early stages and the outcome is uncertain”. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there can be no assurance that will occur.

Page iv

Our revenues have been dependent on government contracts in the past

In many years, a significant part of our revenues is derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past ten years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%

We currently have binding commitments for future government funding of approximately $130,000. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

Contracts involving the United States government are, or may be, subject to various risks including, but not limited to, the following:

•	Unilateral termination for the convenience of the government
•	Reduction or modification in the event of changes in the government's requirements or budgetary constraints
•	Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts
•	Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts
•	Potential disclosure of our confidential information to third parties
•	The failure or inability of the prime contractor to perform its prime contract in circumstances where we are a subcontractor
•	The failure of the government to exercise options provided for in the contracts
•	The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts funded by the government if we fail to continue to develop the technology

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

Page v

We may have future capital needs and the source of that funding is uncertain

We expect to continue to incur substantial expenses for R&D, product testing, and administrative overhead. The majority of R&D expenditures are for the development of our technologies. Some of the proposed products using our technology may not be available for commercial sale or routine use for a period of up to two years. Commercialization of existing and proposed products that would use our technology may require additional capital in excess of our current capital. A shortage of capital could prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products using our technology will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our expansion and/or seek additional financing from other sources. We may seek additional financing through the offer of debt or equity or any combination of the two at any time, although we do not expect to seek additional financing for the remainder of the year.

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves and we believe our current cash levels are sufficient to fund operations until we reach that point. We have the existing resources to continue operations for a period through at least the end of 2005. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We intend to raise capital through debt or equity offerings, only if necessary. We expect to sign significant license and development contracts within the next year, although there can be no assurances that this will occur.

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

We have also licensed certain patents related to carbon nanotube technology from Till Keesman (“the Keesman patents”). We licensed 6 patents in 2000 in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed.

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

The loss of key personnel could adversely affect our business

Our future success will depend on our ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense. We may not be able to attract and retain all personnel necessary for the development of our business. In addition, much of the know-how and processes developed by us reside in our key scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on us until we are able to replace those personnel.

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

Page vii

PART I.

When used in this document, the words “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Important Information Concerning Forward-Looking Statements” and “Risk Factors” included at the beginning of this report.

Item 1.   Business.

DESCRIPTION OF BUSINESS

General

Nano-Proprietary, Inc. is engaged in the development of proof of concepts of products and materials, and the performance of services based principally on novel applications of carbon nanotube technology and other nanotechnology areas based on intellectual property and expertise that we have developed over the years. We were incorporated in Texas in 1987 and completed our initial public offering in 1993. Our initial focus was on a next generation display technology called field emission display (“FED”). The majority of our research over the years has related to FED technology, and we have accumulated significant intellectual property in this area. FED technology has evolved significantly over the life of the company, and we have been at the forefront of that evolution, accumulating intellectual property each step of the way. We believe our FED intellectual property will be required by any entity that develops a display using this technology. As discussed in greater detail under the heading “Display activities”, our FED technology includes both carbon nanotube based field emission displays and thin-film based field emission technology, such as the technology recently introduced by Canon and Toshiba referred to as SED.

While focusing primarily on FED technology, over the years we have performed research in many other areas. Much of this research was an outgrowth of our work in the FED area. This research was in other display technologies, used processes learned while we were working with FED technology, used raw materials used in our FED research, or capitalized on other unique capabilities within our organization. We have also accumulated significant additional intellectual property in areas beyond the FED technology. At present, we have over 240 total patents, including 96 issued, 78 pending, and 46 provisional.

Research and Development

As a result of our focus on developing and protecting our intellectual property, we spend significant amounts on research and development. We spent $2,611,583, $1,861,660, and $2,541,962 on research and development in the years ended December 31, 2004, 2003, and 2002, respectively. This represents approximately 52%, 38%, and 44% of our total operating costs and expenses in 2004, 2003, and 2002, respectively. We expect to continue to invest heavily in research and development and expect our research and development costs for 2005 to be between 40% and 50% of our operating costs.

Business  Segments

Our operations currently consist of three reportable business segments.

Applied Nanotech, Inc.  ANI is the main focus of our current efforts. It was incorporated in January 1997 and is developing our proprietary carbon nanotube and related technology. Accordingly, our research is focused in the broad area of carbon nanotube technology and its application to the display, electronics, biosensor, medical, x-ray, and other industries. Our development plans for this technology are discussed later in this report.

Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 to focus on developing sun-readable display products for outdoor use.  Its initial primary product focus was an electronic billboard that would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. The focus of EBT was shifted to displays for indoor use that could be used as part of an overall point of purchase advertising program. We also developed a patented product called the E-Window™. In 2002, we restructured EBT and stopped selling products directly and instead limited ourselves to licensing our technology. We did this to focus on our higher potential business at ANI. At the present time, we are not actively pursuing technology licenses at EBT, but rather are monitoring industry developments to insure that there are no infringements on our intellectual property that would require users to obtain a license.

Other.  We also incur general overhead to operate Nano-Proprietary that is not associated with any specific subsidiary or other segment. This overhead is the approximate cost of being a public company, which is the amount in excess of that which might be incurred by a private company. To the extent that EBT is basically inactive, information relative to this segment is not that meaningful.

Following is a summary of revenues, net loss, and total assets for each segment for each of the last three years.

	2004	2003	2002
Revenues
ANI	$382,522	$773,959	$1,284,462
EBT	$—	$—	$130,386
Other	$—	$—	$—
Total Revenues	$382,522	$773,959	$1,414,848

Net loss from continuing operations
ANI	$(4,030,353)	$(2,890,175)	$(1,502,126)
EBT	$106,251	$(361,784)	$(1,369,318)
Other	$(687,924)	$(962,243)	$(1,811,975)
Total	$(4,612,026)	$(4,214,202)	$(4,683,419)
Assets
ANI	$310,005	$1,424,724	$146,299
EBT	$—	$527	$25,371
Other	$834,363	$2,358,766	$150,285
Total	$1,144,368	$3,784,017	$321,955

Applied Nanotech, Inc.

Overall

We are primarily a nanotechnology company.  We are focusing our efforts on research, proof of concept development for products, and licensing our technology to others. ANI is developing world-class technologies that generally fall into one of four markets or categories. These categories are display, sensors, functional nanomaterials, and other specific electronic applications. We intend to license our technology to others to allow them to manufacture products using our technology. We have no plans to establish any manufacturing facilities in the foreseeable future and manufacturing is not a part of our core strategy. To the extent that we would need to develop manufacturing capabilities, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

Display activities

Our main focus for virtually the entire life of the Nano-Proprietary has been on Field Emission Display (“FED”) technology. We have performed significant research and accumulated significant intellectual property in this area. Field emission display is a next generation display technology that is ideally suited for use in large flat screen televisions, with large being defined as 50-inch diagonal or greater. TVs using FED technology are intended to compete with and improve on the plasma, projection, and CRT displays currently available in the large screen TV market. FED technology can also be used for large outdoor electronic displays in products such as roadside billboards, stadium displays, and other outdoor electronic signs. We have developed an extensive patent portfolio covering numerous aspects of FED technology.

Carbon-nanotube based large area flat screen color field emission displays. Because of cost advantages carbon nanotubes are currently the preferred method in the display industry for construction of large area flat screen color TVs using FED technology. As discussed in more detail in the Technology Agreements section below, we licensed 6 patents from Till Keesman in 2000. These patents are basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (No. RE38,223 E) was reissued in August 2003. This reissuance strengthened and reinforced the basic nature of this patent. It is our belief that any company using a carbon nanotubes in an emission mode, regardless of application, will be required to license this, and possibly other patents from us. No companies have yet obtained the right to use this patent from us.

Other companies are developing large area color TVs that may be, in part, based on our carbon nanotube based field emission technology. Companies including Samsung, Dupont, Noritake, and Motorola all have made public announcements related to the development of large area carbon nanotube based field emission displays, or manufacturing processes for such displays. To the extent that these companies, or any other companies, bring a TV to market using carbon nanotube based field emission display technology, they would be required to license one or more of our patents.

We are also developing our own proofs of concepts of carbon nanotube based field emission display TVs. We currently have both a 14-inch monochrome and a 14-inch color proof of concept. We are developing a 25-inch color prototype in conjunction with a consortium of Japanese component manufacturers. Each member of the consortium is contributing its own particular expertise to the prototype at its own expense. The purpose of the 25-inch color prototype is to demonstrate scalability is not an issue with the carbon nanotube-based field emission display. It is being built to specifications enabling it to be expanded to a 60-inch display; however, it is being built at 25 inches due to cost considerations. Upon completion of the 25-inch color prototype, it is our goal to start a pilot line with a major manufacturer and license the technology. This manufacturer could be one that has done extensive work on its own related to carbon nanotube based field emission displays, or one that perceives itself as behind the curve in this area and would use this as an opportunity to catch up to others in the area. Other members of the consortium would have the opportunity to become equipment suppliers, component manufacturers, or manufacturers of carbon nanotube based TVs.

Other large area flat screen color field emission displays. Canon, Inc. and Toshiba have jointly developed a large area flat screen color TV based on FED technology. This product is based on a previous generation of FED technology using surface conduction technology, referred to by Canon and Toshiba as SED, and is not based on carbon nanotube technology. We also have patents covering this form of FED technology. Canon and Toshiba have announced that they have formed a joint venture to manufacture components for this TV, are constructing a manufacturing line, demonstrated this product at the 2005 consumer electronics show in Las Vegas in January 2005, and announced that they would have product available in August 2005. In 1999, we signed a non-exclusive license with Canon that covered substantially all of our field emission patents, but excluded the basic carbon nanotube patent and specific applications for other field emission display patents including, but not limited to, large area color displays. Toshiba and the joint venture formed by Canon and Toshiba have no licenses from us. It is our belief that all entities involved will require licenses from us in order to manufacture and sell large area flat screen color TVs using this FED technology.

HyFED™ - We have developed a new display technology that we call the HyFED™. We expect the HyFED™ to be phased in as an improvement to the way our FED technology will be used in the large area color displays previously described. HyFED™ combines what we believe to be the best properties of CRTs and our field emission technology. We expect the HyFED™ to significantly cut the cost of the drivers used in a field emission display. In January 1999, we formed an International Development Team to develop the first HyFED™ based on our FED technology. The International Development Team was composed of six organizations - four from Japan, one from Europe, and ourselves. The International Development Team completed a working four-inch monochrome prototype of the HyFED™ in January 2000. The team was expanded and developed a prototype with an active gray scale. Each member of the team was focused on the development of a specific portion of the prototype and members have funded their own portion of the work. Work on the HyFED™ has been frozen until our basic FED technology is being used in the production of large area color TVs. Upon completion of the final prototype, these team members will be given the first opportunity to license the HyFED™ technology. We expect to license our HyFED™ technology, although no assurances can be given that this will occur.

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

Licensing agreements. We have an extensive patent portfolio that we have developed and acquired over the years. Licensing of this technology to major companies is a critical part of our overall strategic plan and critical to achieving profitability in the short run. We currently have two license agreements related to our FED technology. In March 1999, we signed our first significant license agreement with Canon, Inc. In exchange for a one-time, up-front payment of approximately $5.6 million, Canon was granted a non-exclusive right to use a portion of our FED technology, but excluding the basic carbon nanotube patent and specific applications for other field emission display patents including, but not limited to, large area color displays. In 2002, we signed another license agreement with a large Japanese display manufacturer. This license calls for royalties of 2% of the licensee’s sales of products using our technology. The licensee will receive credit against royalties due under the agreement for $2 million of research funding that the licensee provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million. We expect to sign multiple additional license agreements over the next few years, and we expect that such license agreements will include both an up-front payment and a continuing royalty stream based on the products sold by the licensee.

 Competition. Because of the strength of our intellectual property in the FED area, our competition comes from other technologies, rather than other companies. Any company developing a carbon nanotube based FED large area flat screen color TV will be required to license our patents. There are other companies attempting to develop non-carbon nanotube based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the field emission technology, whether carbon nanotube based or the SED. However, even companies developing these non-carbon nanotube based field emission displays will likely be required to license other portions of our patent portfolio in order to bring a product to market.

In the large area flat screen color TV industry, the primary competition comes from plasma panel displays, LCD displays, organic LED displays, and color picture tubes. We believe our technology, when fully developed, will primarily compete with plasma displays and LCD displays, and generally compares favorably with both types of displays in several key technical measures. Plasma displays generally have quality issues related to burn-in, lifetime, and brightness that are not expected to exist in field emission displays. In addition, carbon nanotube based field emission displays are expected to be less costly than plasma displays. LCD displays have quality issues related to the viewing angle and are generally not economical once the size exceeds 40 inches, and therefore are not considered strong competition because our technology is targeted at displays greater than 40 inches. However, several companies are currently developing backlights for LCDs using carbon nanotubes. Successful development of a carbon nanotube backlight would require a license to our intellectual property.

Sensors

Biosensors. Our carbon nanotube technology is ideally suited for use in biosensors. Sensors based on carbon nanotubes can be used to detect chemical, organic, or biological warfare agents, as well as explosives, hydrogen, ammonia and numerous other chemicals., We have developed several proof of concepts demonstrating the viability of our sensor technology and are currently seeking development partners to license the technology and integrate it into specific products.

Hydrogen sensors. These sensors are targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We currently have two agreements related to our hydrogen sensors. The first is a license, purchase, and development agreement with an international company that specializes in the design, measurement, analysis, and development of electrical measuring equipment. The agreement, signed in July 2004, gave the licensee the exclusive right for the use of the technology for the measurement of hydrogen in power transformers, tap changers, and breakers, if certain minimum royalty payments were made. ANI provided pre-production design, development, and engineering work. The licensee will pay a royalty of 10% of the sales of the products containing the hydrogen sensors. The agreement called for minimum royalty payments of $55,100 during the year beginning November 1, 2004, for the licensee to maintain exclusivity. In February 2005, Applied Nanotech agreed to produce the hydrogen sensors for the licensee for an agreed upon price and both parties mutually agreed to exercise the option of non-exclusivity. This gives us the opportunity to license our technology to other companies in the same industry.

We also have a research and development agreement with, KRI, Inc, the research and development subsidiary of Osaka Gas Co. Ltd., the second largest gas utility company in Japan, to develop a hydrogen sensor for automotive fuel cell applications. This contract is the result of a joint proposal submitted by KRI and ANI to NEDO, the New Energy Industrial Technology Development Organization established by the Japanese Government in 1980. This project is expected to be completed by the end of 2005, and upon successful completion, we expect to seek additional funding in this area.

Other sensors. We have also demonstrated that carbon nanotubes can be used to develop sensors for chemical, organic, and biological warfare agents. We have also demonstrated that carbon nanotubes and other nanodetectors can be used for the remote detection of explosives, and sensors used in environmental monitoring, health care, the food industry, biotech-biopharma applications, genetic biosensors, and immunosensors. We are currently seeking funding to take our research in this area to the next level of development, which would include proofs of concept, and product development. Ideally we would do this with a development partner that would fund the development and license the technology for manufacturing upon completion, or in conjunction with a development partner under a government funding program. We most likely would have different development partners for different sensors that may be used in different industries.

Competition. Our competition in the sensor area will come from a variety of technologies and companies depending on the purpose and use of the sensor. There are other technologies used as sensors; however, we believe carbon nanotube based sensors and other nanodetectors are more versatile, can sense a broader range of materials, and are more selective (sensitive) in their sensor results. We believe that selecting the right strategic partners for development of proof of concepts for our sensor technology is an important step in the market acceptance of sensors using our technology.

Functional Nanomaterials

We are in the advanced stages of research into nanomaterials using carbon nanotube composites. We believe that some of the first widespread use of nanotechnology by established companies will be in this area as they work to improve existing products, materials, and processes. A significant opportunity exists in this area for us to develop and license our technology. We are currently exploring opportunities with several companies in this area. In addition to the two companies mentioned below, our exploratory relationships with Mitsubishi Heavy Industries, Ltd. and Mitsui & Co. Ltd., both of which were announced in 2003, may result in development contracts in this area.

Shimane Institute of Technology. We recently entered into a research and development agreement with Shimane Institute for Industrial Technology (SIIT) to develop a new aluminum alloy using carbon nanotubes that has thermal conductivity 4-5 times greater than aluminum metal. SIIT is a technology organization fully supported by the government of Shimane Prefecture, Japan. Under the terms of the agreement ANI will develop and engineer a process to manufacture thin foils of aluminum alloys having superior thermo-conductivity. This project is expected to be completed in the third quarter of 2005. Applications include any microelectronic device that generates heat, including circuit boards for computers and high powered radar. These alloys can also improve the strength of the aluminum without adding weight.

SouthWest NanoTechnologies, Inc. In 2004, we entered into a strategic partnership with SouthWest NanoTechnologies, Inc. (“SWeNT”), a technology spin-off from the University of Oklahoma and Conoco-Phillips based in Norman, Oklahoma. The Companies are working together to tailor SWeNT’s proprietary single wall carbon nanotubes for specific uses. We are also authorized to represent SWeNT in Asia.

Competition. Since this is a developing area of nanotechnology, there are not established competitors. Our competition would come from companies working with other materials. Since each project is unique, there are not necessarily established competitors in the market.

Other Electronic Applications

We are working in several other areas that have grown out of basic work in the FED area. These technologies are related to previously discussed applications in that they use common materials, such as carbon nanotubes, use similar processes, capitalize on knowledge that we have gained in our research in other areas, or take advantage of unique capabilities of our technical staff. Following is a summary of some of these technology areas.

Cathodes. We have developed a carbon nanotube cold cathode electron source, which can be utilized for many non-display related applications such as x-ray tubes, medical devices, microelectronics, low-power thrusters, CRT electron guns, wireless communications, and polluted air scrubbing. We licensed this technology to Oxford Instruments for use in cathodes in their portable Horizon 600 hand-held XRF Spectrometer, an X-ray device used for alloy sorting, materials identification, and inorganic analysis. These cathodes use our proprietary carbon nanotube technology, but have only generated nominal license fees to date.

Memory Chips. We have a license option agreement with the University of Texas at Austin to further the development of a next generation memory chip using the university’s information storage technology based on thin photo-conductive films. The ultimate goal is to make a low cost non-volatile memory device with increased capacity. We will be designing, fabricating, and optimizing a 10,000 bit proof of concept using this technology. This project is expected to take no more than eighteen months and for that eighteen month period, we have the right to sign an exclusive license, with the right to sublicense, for this technology within certain pre-defined parameters.

Shimane Masuda Electronics. We signed a letter of intent to jointly develop new products using our technology with Shimane Masuda Electronics (“SME”). This development phase is expected to take up to twelve months. Upon completion of the development phase, if products are successfully developed, we will either form a joint venture with SME, or license our technology to SME, under terms already negotiated.

Competition. Numerous other companies are working with other technologies with the goal of achieving results similar to the goals of our technology. The ultimate success of products using our technology will be dependent up on the results of our research compared with results achieved by others.

EBT

Electronic Display Products.  EBT was formed to develop sun-readable display products for outdoor use.  We expanded our focus to large area displays for indoor use that would compete with Plasma and could be used as part of an overall point of purchase advertising program and developed a patented product called the E-Window™. We restructured EBT and stopped selling products directly and instead limited ourselves to licensing our technology. At the present time, we are not actively pursuing technology licenses at EBT, but rather are monitoring industry developments to insure that there are no infringements on our intellectual property that would require users to obtain a license.

We expect that any license agreements would include both an upfront payment and ongoing royalties based on product sales by the licensee. We expect that potential licensees for the E-Window™ would market it, primarily to major retailers and to either manufacture the product, or contract with others to manufacture the product.

EBT also has acquired the right to certain patented Liquid Crystal Display (“LCD”) technology that is ideal for use in outdoor electronic billboards. All research and development related to this technology has been suspended until we procure funding specifically to further develop this technology.

We have also applied for other patents at EBT, that if ultimately granted, would increase the value of EBT’s intellectual property.

Competition Our E- Window™ product is a unique patented product. It does, however, face competition from a variety of other indoor display products from a variety of sources. Our success in this area will be dependent on the ability of licensees to successfully market our products.

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

Technology Agreements

Till Keesman. We have licensed certain patents related to carbon nanotube technology from Till Keesman (“the Keesman patents”). We licensed 6 patents in 2000 in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed. These patents cover areas using the emission from a carbon nanotube, such as displays. There are other areas of carbon nanotube technology, such as biosensors, that are not based on an emission from the carbon nanotube, and therefore would not require payment of a royalty under this license agreement.

MCC. We acquired 62 patents and patent applications related to the carbon film based field emission technology from MCC in 1998.  We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. Based on the expenses incurred and cost of maintaining the patents, it is considered remote that we will be required to pay MCC any royalties at any time in the near future.

Intellectual  Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of 96 issued patents, 6 allowed patents, 78 patent applications pending before the United States Patent and Trademark Office, 46 provisional patent applications, and 16 published patents. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to the carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $305,721 of revenue in 2004, $339,790 in 2003, and $254,152 in 2002 related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2004, we have one significant grant in process. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

As of March 1, 2005 we had 23 full-time employees, including 3 executive officers. We also had 1 part-time employee and 2 substantially full time consultants. Within the next twelve months, if business conditions support it, we may hire additional employees. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

Available Information

Our website is Http://www.nano-proprietary.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. During the period covered by this report, the Company made its periodic reports on Form 10-K, Form 10-KSB, and Form 10-QSB and its current reports on Form 8-K and amendments to those documents available on its website as soon as reasonably practicable after those reports were filed with or furnished electronically to the Securities and Exchange Commission. The Company will continue to make such reports and amendments to those reports available on its website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Item 2.   Properties

We lease a facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in February 2007. We also lease office space in Dallas on a month to month basis.

We believe that these facilities are suitable and will be adequate for our anticipated research, development, and administrative activities for the foreseeable future.  If we embark on significant new research that requires significant additional employees, we may have to establish additional facilities.

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

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.   Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
		High	Low

2003	First Quarter	$0.59	$0.16
	Second Quarter	$1.42	$0.50
	Third Quarter	$2.31	$0.79
	Fourth Quarter	$3.84	$1.98

2004	First Quarter	$3.23	$1.98
	Second Quarter	$2.70	$1.38
	Third Quarter	$2.14	$1.29
	Fourth Quarter	$2.52	$1.80

2005	First Quarter (through March 1, 2005)	$3.53	$2.01

On March 1, 2005, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $3.25.  As of March 1, 2005, there were approximately 360 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2004.

Item 6. Selected Financial Data

	2004	2003	2002	2001	2000

Revenues from continuing operations	$382,522	$773,959	$1,414,848	$1,101,951	$467,817

Income (loss) from continuing operations	$(4,612,026)	$(4,214,202)	$(4,683,419)	$(4,850,770)	$(6,612,354)

Income (loss) from continuing operations per share	$(0.05)	$(0.05)	$(0.07)	$(0.07)	$(0.12)

Total assets	$1,144,368	$3,784,017	$321,955	$1,839,055	$1,641,565

Long-term obligations	$5,944	$27,353	$46,283	$121,651	$—

Net shareholders’ equity (deficit)	$846,456	$3,552,829	$(2,460,595)	$(945,614)	$65,775

Cash dividends per common share	$—	$—	$—	$—	$—

In 2002, we sold our Sign Builders of America, Inc. subsidiary. All information related to Sign Builders has been removed from this summary as a result of its presentation as a discontinued operation. Also in 2002, we restructured our Electronic Billboard Technology, Inc. subsidiary. EBT no longer sells products or services, but seeks to license its intellectual property to others. Revenue from continuing operations includes $130,386 and $10,000 in 2003 and 2002, respectively. There was no revenue from EBT in all other years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2004 and the results of operations for the years ended December 31, 2004, 2003 and 2002. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

OVERVIEW

Nano-Proprietary, Inc. is engaged in research and development related to nanotechnology products, primarily those involving carbon nanotubes, to be used in the display, electronics, sensor, and other industries. Our technology and many of its potential applications are still new and in the early stages of development. Our revenue has primarily consisted of development projects involving either the U.S. government or large multinational corporations.

OUTLOOK

We expect our cash needs for 2005 to be approximately $4.8 million. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2005 than was received in 2004. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $4.8 million of revenue. As of March 1, 2005, we have approximately $3.3 million in cash to cover any potential revenue shortfall that may occur for the year. Our cash balance includes $3.0 million in equity that we raised in February 2005. We do not expect to need to raise any additional equity in 2005.

Our plan is to generate sufficient revenues in 2005 to achieve breakeven or better; however, losses may continue as we continue to fund the development of field emission technology, sensors, and nanomaterials which include composites. There can be no assurances that we will be profitable in the future.  Full commercial development of our technology may require additional funds in the future.   We expect to continue our concentrated research and development of ANI’s technology in 2005.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through reimbursed research arrangements. Our current cash balances are adequate to insure that we can maintain our operations at the present level. We believe that we have the ability to continue to secure short term funding, if needed, to enable us to continue operations until our plan can be completed if this plan takes longer than anticipated.

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

Stock based compensation - We have granted stock options to employees and others. In addition, all employees have the opportunity to earn additional goal-based options awards each year. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. Up until this time, we have accounted for stock based compensation under the provisions of APB 25 and disclosed pro-forma compensation expense calculated using the Black-Scholes model in the footnotes to the financial statements.

We will be required to adopt the provisions of SFAS No. 123R in the financial statements for the quarter ended September 30, 2005. Under the provisions of SFAS No. 123R, pro-forma presentation is no longer allowed, and we will be required to record compensation expense for option grants in the financial statements. It is likely that implementation of SFAS No. 123R will have a material impact on our financial statements. The exact impact cannot be predicted because it is dependent on future factors that can not be determined at the present time, such as the volatility of our common stock. As disclosed in Note 2 to the Financial Statements, had we accounted for stock based compensation under the provisions of SFAS No. 123 in the past, we would have recorded additional expense of approximately $2.2 million, $600,000, and $500,000 in the years ended December 31, 2004, 2003, and 2002, respectively.

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We recorded impairment charges in 2002, but did not identify any impaired items in 2003 or 2004. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2004 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $901,585 at December 31, 2004, which was a decrease from the cash balance of $3,564,570 at December 31, 2003. Our working capital decreased from approximately $3.5 million at December 31, 2003 to approximately $700,000 at December 31, 2004. During the same period, our current ratio decreased from 18 to 1 to a ratio of approximately 3.4 to 1. This decreased level of liquidity is the result of reduced fundraising activity in 2004 due to positive expectations for future revenues.

The principal source of our liquidity has been funds received from exempt offerings of common stock. Cash provided by financing activities was $2,037,390, $7,267,465, and $2,586,663 in 2004, 2003, and 2002, respectively. Of this, the majority came from private placements of our common stock in the amounts of $1,065,000, $4,812,943, and $1,983,902 in 2004, 2003, and 2002, respectively. Additional amounts came from the exercise of warrants. The increase in fundraising activity in 2003 was the result of a conscious decision to raise money to solidify our financial condition and to insure that we had sufficient funds to last through the end of 2005. The majority of the balance of the cash provided by financing activities in 2004 and 2003 came from the proceeds from the exercise of stock options, primarily by former employees. The majority of the balance of the cash provided by financing activities in 2002 came from convertible notes payable, which in reality were just another form of private placement of our common stock in that they were converted into common stock.

We completed another private placement of our common stock in February 2005. We raised a total of $3.0 million by issuing 1.2 million shares of our common stock to once again insure that we had sufficient funds to last through the end of 2005. As of March 1, 2005, our cash balance is approximately $3.3 million. This combined with expected revenue is enough for us to operate into 2006, even if there were no significant new positive developments. We may receive additional funds from the exercise of warrants, although there is no assurance that warrants will be exercised. We may receive additional funds from the exercise of employee stock options, although a significant portion of the funds received from stock option exercises in 2004 and 2003 was from former employees that had options expiring in 2003 and 2004. There are no remaining options held by former employees and no options expiring in 2005.

In the unlikely event that we need additional funds in 2005 beyond the amount that we have as of the date of this filing, we may seek to sell additional debt or equity securities. We have no plans to do this, however. While we expect to be able to obtain any funds needed for operations, there can be no assurances that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

Net cash used in operating activities was $4,581,513 in 2004, $3,716,964 in 2003, and $2,915,612 in 2002. The cash used in operations was primarily the result of the net losses incurred in each year. We expect a reduction in cash used in operating activities in 2005 as the result of an expected increase in revenues. We have a plan to generate positive cash from operations, however, since that will require significantly increased revenues, there is no assurance that will be achieved. Such significantly increased revenues would most likely result from license agreements with significant up-front payments, or substantial research contracts. The increase in the cash used in operating activities from 2003 to 2004 was primarily the result of three factors. A decrease in revenue of roughly $400,000, an increase in royalty payments of approximately $100,000, and generally increased spending on research and development, particularly related to prototype displays. The increase in cash used in operations from 2002 to 2003 was primarily the result of working capital changes, particularly in accounts payable and accrued expenses. Increases in accounts payable and accrued expenses decreased cash used in operating activities by over $700,000 in 2002, while it increased cash used in operating activities by over $400,000 in 2003.

Cash provided by investing activities was $82,956 in 2002. The cash provided by investing activities in 2002 was the result of the sale of our SBOA subsidiary and the proceeds from the sale of excess EBT assets, offset by capital expenditures during the year. Only $1,799 of cash was used in investing activities in 2003 and $118,987 was used in investing activities in 2004. We would expect minimal cash to be used in investing activities in 2005. No material commitments exist as of December 31, 2004, for future purchases of capital assets.

A summary of our contractual cash obligations at December 31, 2004 is as follows:

Contractual Obligations	Total	2005	2006	2007	2008
Notes payable including interest	$—	$—	$—	$—	$—
Long-term debt including interest	—	—	—	—	—
Operating leases	243,294	114,491	114,491	14,312	—
Capital leases including interest	29,228	23,184	6,044	—	—
Total contractual cash obligations	$272,522	$137,675	$120,535	$14,312	$—

During 2003, all convertible notes payable were converted into common stock in 2003, and all long-term debt was paid in 2003 as well. We currently have no notes payable or long-term debt. We believe that we have currently have the cash available to meet our cash requirements for fiscal 2005.

RESULTS OF OPERATIONS

Business Segments. We have three reportable business segments, our Applied Nanotech, Inc. subsidiary, our Electronic Billboard Technology, Inc. subsidiary and our remaining activities, primarily corporate overhead. Because our Electronic Billboard Technology, Inc. subsidiary has only minimal activity, our management discussion and analysis related to results of operations is much more meaningful if done on a consolidated basis. To the extent that EBT activity had a significant impact on consolidated activity, it will be discussed in the context of the consolidated results. The only significant financial activity at EBT in 2004 was the variable option pricing effect of options held by former EBT employees.

Revenues. Following is a summary of revenues for the three years covered by this report.

	2004	2003	2002
Government Revenues	$305,721	$339,790	$254,142
Futaba Contract Research	$—	$400,000	$1,000,000
Total ANI Revenues	$382,522	$773,959	$1,284,452
Total EBT Revenues	$—	$—	$130,386
Total Revenues	$382,522	$773,959	$1,414,848

Revenue backlog at December 31	$130,000	$425,000	$400,000

Substantially all of the revenues during the 3-year period came from ANI. The Government revenues in 2002 came from the completion of a multi-year NASA project and the 2003 and 2004 government revenues resulted from a project for the Department of Defense being done in conjunction with Northrop Grumman. The Futaba revenues in 2002 and 2003 resulted from the completion of a project for Futaba started in 2001. The EBT Revenues in 2002 were result of the sale of miscellaneous display products and payments by customers for test products. EBT changed its business model in 2002 and no longer sells products. EBT is willing to license its technology, but is not currently actively pursuing its technology.

The revenue backlog at both December 31, 2004 and 2003 consists of revenue related to our project being done in conjunction with Northrop Grumman for the Department of Defense. The backlog at December 31, 2002 related to the Futaba Project.

We expect revenue to be significantly higher in 2005 than in 2004 and we plan to generate minimum revenues in 2005 of $4.8 million at ANI. We have specifically identified approximately $2.6 million of potential revenue for 2005, although there is no guarantee that these revenues will be obtained, and expect the remaining $2.2 million to come from some of the many opportunities currently being explored. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but no assurances can be made that this will occur, or that even $4.8 million in revenue will be achieved. We are actively pursuing revenue producing contracts from numerous sources in several different areas. We also intend to seek additional government research grants in the future that are directly related to projects that we are already working on in conjunction with our strategic objectives.

Cost of sales. Because we do not ship products or provide homogenous services, we do not incur costs of sales in the traditional sense. We do keep track of our costs on individual projects, but because there is a wide variation in cost percentages, presenting cost of sales information is not meaningful. Government sponsored research has nominal or no gross margins and is primarily just a reimbursement of costs. In some cases we charge nominal amounts for projects that have much higher costs because we are proving a concept that will be helpful to us in other areas, or are seeking a significantly larger follow up contract with the customer. In other instances we may perform research contracts that have significant positive margins because we are able to capitalize on work that we have done and knowledge that we have gained in the past. At the present stage of our development, it is more meaningful to look at total research and development costs in conjunction with revenues than to look at solely internally funded research projects and the cost of research associated with revenue producing contracts.

Research and development. Following is a summary of research and development expenditures for the three years.

	2004	2003	2002

ANI Research and development	$2,611,583	$1,861,660	$1,799,943
EBT Research and development	$—	$—	$742,019
Total Research and development	$2,611,583	$1,861,660	$2,541,962

Company sponsored research and development expenses at Applied Nanotech, Inc. remained relatively constant from 2002 to 2003, but increased substantially in 2004. This increase was primarily the result of spending on two prototype carbon nanotube based field emission displays that we are developing. One is a 14-inch prototype done entirely by us and the other is a 25-inch prototype being done in conjunction with an international consortium of display component manufacturers.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our field emission technology, sensors, and nanomaterials which include composites. We expect to incur less than the $2.6 million in research related expenditures incurred in 2004 because the 14-inch prototype was completed in 2004 and the majority of the expenditures related to the 25-inch were incurred in 2004, even though the 25-inch will not be completed until 2005. We may, however, incur more research and development expense in 2005 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel.

Selling, general, and administrative. Following are key components of selling, general, and administrative expense:

	2004	2003	2002

Variable option pricing	$(267,696)	$749,755	$—
EBT related S, G, & A	$—	$—	$1,032,361
Other S, G, & A	$2,201,059	$1,934,357	$2,087,040
Total selling, general, and administrative	$1,903,363	$2,684,112	$3,119,401

Pro-forma SFAS No. 123 Expense	$2,259,387	$552,927	$544,034

Total selling, general and administrative expense declined significantly from 2002 to 2004, however the most relevant line to look at in the above table is the other selling, general, and administrative. Variable option pricing is dependent upon the market price of our common stock, as explained below, and with the restructuring at EBT in late 2002, there is no longer selling, general, and administrative expense associated with EBT.

As explained in greater detail in Note 10 to the financial statements, the Company repriced a total of 900,500 options in April 2001. These options, all with an exercise price greater than $1.50 per share, were repriced to $1.50 per share. At the time of the repricing our common stock was trading at approximately $0.95 per share. No compensation expense related to the employees was recorded at the time. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of the Company’s common stock did not exceed the exercise price of the options, and as such, no compensation expense was recognized at any period through that date. In 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003 and $2.17 on December 31, 2004. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing in the year ended December 31, 2003. In the year ended December 31, 2004, a total of $267,696 was recorded as a reduction in expense as a result of the reduction in the Company’s stock price in 2004. As of December 31, 2004, a total of 217,500 of these options held by employees and 30,000 options held by a consultant remain outstanding.

The change in other selling, general, and administrative expense is primarily related to payroll. Virtually all employees, including all officers, took salary reductions effective November 1, 2002. These reductions remained in effect until November 1, 2003, for employees, and December 1, 2003, for officers. As such these reductions were in effect for the majority of 2003. The reinstated levels were in effect for all of 2004. Non-payroll related expense remained relatively constant from year to year.

We expect selling, general and administrative expense in 2005 to be approximately $2.5 million, before considering the effects of variable option accounting or the implementation of SFAS No. 123R. Since the impact of variable option accounting depends on both the price of our common stock and when option holders choose to exercise options, it is virtually impossible to predict with any certainty. Based on the options outstanding at December 31, 2004, though, each $1.00 increase in the price of our stock would result in approximately $250,000 of additional expense. The number of repriced options outstanding at December 31, 2004 is roughly half of the amount outstanding at December 31, 2003, so the effect of a price change in 2005 will likely have approximately half the effect that a similar price change would have had in 2004. The expected increase in selling, general, and administrative expense in 2005 is the result of expected increased payroll related costs and the estimated cost of an annual meeting.

As previously discussed, we will be required to implement SFAS No. 123R in our financial statements for the quarter ended September 30, 2005. Implementation will likely have a material impact on our selling, general, and administrative expense. The table above shows the amount of expense that would have been recorded in the years ended December 31, 2004, 2003, and 2002, if we had recorded the amounts calculated under SFAS No. 123 in those years, rather than disclosing pro-forma information in the footnotes to the financial statements. It is not possible to predict the effect of SFAS No. 123R on future periods because the expense to be calculated is dependent up on future events including the number of options granted, the number of options vested, volatility as impacted by changes in the price of our common stock, etc.

The largest single component of cost that we incur is payroll related expense. In 2002, we incurred approximately $3.7 million of payroll related expense spread throughout research and development, selling, general and administrative expense, and discontinued operations. As a result of the sale of  SBOA, restructuring at EBT, and other cost reductions, payroll related expense declined to approximately $1.7 million in 2003, excluding the cost related to variable option accounting. Excluding the effect of variable option pricing, our payroll related expense in 2004 was approximately $1.9 million. We expect payroll related expense in 2005 to be approximately $2.0 million. Our expected burn rate for 2005 is roughly $380,000 per month, excluding revenues. Based on this we believe we can breakeven at a revenue level of $4.8 million or less, but no assurances can be made that this will occur, or that we can achieve that level of revenue.

Impairment charges. As discussed in greater detail in Note 7 to the financial statements, our operating results for 2002 included $176,286 in impairment charges related to the restructuring at EBT. We did not have any impairment charges in 2003 and do not expect to have any impairment charges in the future.

Other income. Following is a summary of other income for the last three calendar years.

	2004	2003	2002

Interest expense	$(4,584)	$(56,065)	$(711,331)
Lawsuit settlement	$—	$—	$435,240
Miscellaneous other income	$24,982	$13,676	$15,473

Interest expense decreased substantially from $711,331 in 2002 to $56,065 in 2003, and again to $4,584 in 2004. A significant portion of the interest expense in 2002 and 2003 resulted from the amortization of the value of beneficial conversion features associated with convertible debt and interest payments on that convertible debt. All of the convertible notes payable outstanding at December 31, 2002 were converted into common stock in 2003. We had no debt outstanding at December 31, 2003 or 2004, and expect to incur no debt in 2005. We expect our interest expense to continue to be negligible in 2005. The income from the lawsuit settlement in 2002 was the result of the settlement of the TDS lawsuit discussed in greater detail in Note 13 to the financial statements. We expect miscellaneous other income to continue to be insignificant in 2005.

SEASONALITY AND INFLATION

Nano-Proprietary's business is not seasonal in nature. Management believes that Nano-Proprietary's operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS 123R is effective for the first annual or interim report period beginning after June 15, 2005. Accordingly, we will adopt this provision for its financial statements for the period ended September 30, 2005. The financial impact of adopting SFAS 123R can not be predicted, however it will likely have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 8.   Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF NANO-PROPRIETARY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Nano-Proprietary, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Nano-Proprietary, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nano-Proprietary, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Sprouse & Anderson, L.L.P.
Austin, Texas
February 3, 2005

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$901,585	$3,564,570
Accounts receivable, trade - net of allowance for doubtful accounts	6,735	41,132
Prepaid expenses and other current assets	85,135	100,201
Total current assets	993,455	3,705,903
Property and equipment, net	141,373	77,314
Other assets	9,540	800
Total assets	$1,144,368	$3,784,017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,597	$126,809
Obligations under capital lease	21,430	19,380
Accrued liabilities	74,956	57,646
Deferred Revenue	54,985	—
Total current liabilities	291,968	203,835
Obligations under capital lease, long-term	5,944	27,353
Commitments and contingencies	—	—
Total liabilities	297,912	231,188
Shareholders' equity :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 or 2003	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 97,246,422 and 95,612,990 shares issued and outstanding, respectively	97,246	95,613
Additional paid-in capital	80,822,625	78,918,605
Accumulated deficit	(80,073,415)	(75,461,389)
Total shareholders' equity	846,456	3,552,829
Total liabilities and shareholders' equity	$1,144,368	$3,784,017

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002

Revenues
Contract research	$—	$400,000	$1,000,000
Government contracts	305,721	339,790	254,152
License fees and royalties	10,852	2,248	—
Other	65,949	31,921	160,696

Total revenues	382,522	773,959	1,414,848

Operating costs
Research and development	2,611,583	1,861,660	2,541,962
Selling, general and administrative expenses	1,903,363	2,684,112	3,119,401
Royalty expense	500,000	400,000	—
Impairment charge	—	—	176,286
Total operating costs	5,014,946	4,945,772	5,837,649

Income (loss) from operations	(4,632,424)	(4,171,813)	(4,422,801)

Other income (expense):
Gain (loss) on disposal of assets	125	4,695	18,418
Interest income	24,857	8,981	—
Interest expense	(4,584)	(56,065)	(711,331)
Lawsuit settlement	—	—	435,240
Other income (loss)	—	—	(2,945)

Loss from continuing operations before taxes	(4,612,026)	(4,214,202)	(4,683,419)

Provision for taxes	—	—	—

Loss from continuing operations	(4,612,026)	(4,214,202)	(4,683,419)
Discontinued operations
Loss from the operation of Sign Builders of America, Inc.	—	—	(90,941)
Loss on disposal of Sign Builders of America, Inc.	—	—	(134,496)

Net loss	(4,612,026)	(4,214,202)	(4,908,856)

Accretion on convertible preferred stock	—	—	(37,495)

Net income (loss) applicable to common shareholders	$(4,612,026)	$(4,214,202)	$(4,946,351)
Earnings (loss) per share
Basic and diluted	$(0.05)	$(0.05)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	96,609,237	87,366,507	71,829,575

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Preferred		Common		Additional
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance January 1, 2002	850	$850	66,899,584	$66,900	$65,324,967	$(66,338,331)	$(945,614)
Issuance of common stock
as compensation	-	-	75,000	75	20,925	-	21,000
Issuance of common stock for patents	-	-	523,729	524	85,891	-	86,415
Issuance of common stock
as a result of the exercise of
employee stock options	-	-	230,000	230	136,020	-	136,250
Issuance of common stock for cash	-	-	5,792,554	5,793	1,978,109	-	1,983,902
Issuance of common stock
in payment of accounts payable	-	-	655,000	655	156,595	-	157,250
Issuance of common stock as
result of convertible notes payable	-	-	1,527,308	1,527	697,531	-	699,058
Conversion of Series G Preferred
to common stock	(850)	(850)	1,267,617	1,267	(417)	-	-
Covnversion value of debt issued	-	-	-	-	310,000	-	310,000
Net (loss)	-	-	-	-	-	(4,908,856)	(4,908,856)

Balance December 31, 2002	-	-	76,970,792	76,971	68,709,621	(71,247,187)	(2,460,595)
Issuance of common stock
options as compensation	-	-	-	-	101,400	-	101,400
Issuance of common stock for patents	-	-	71,021	71	13,565	-	13,636
Issuance of common stock
as a result of the exercise of
employee stock options	-	-	3,132,060	3,132	2,508,765	-	2,511,897
Issuance of common stock for cash	-	-	7,607,097	7,607	4,805,336	-	4,812,943
Issuance of common stock
in payment of accounts payable	-	-	125,000	125	276,657	-	276,782
Issuance of common stock as
result of convertible notes payable	-	-	7,707,020	7,707	1,753,506	-	1,761,213
Variable Option Pricing	-	-	-	-	749,755	-	749,755
Net (loss)	-	-	-	-	-	(4,214,202)	(4,214,202)

Balance December 31, 2003	-	-	95,612,990	95,613	78,918,605	(75,461,389)	3,552,829
Issuance of common stock
options as compensation	-	-	-	-	116,600	-	116,600
Issuance of common stock
as a result of the exercise of
employee stock options	-	-	1,211,545	1,211	972,138	-	973,349
Issuance of common stock for cash	-	-	421,887	422	1,082,978	-	1,083,400
Variable Option Pricing	-	-	-	-	(267,696)	-	(267,696)
Net (loss)	-	-	-	-	-	(4,612,026)	(4,612,026)

Balance December 31, 2004	-	$-	97,246,422	$97,246	$80,822,625	$(80,073,415)	$846,456

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,612,026)	$(4,214,202)	$(4,908,856)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	54,928	44,419	278,949
Amortization of discount on debt	—	—	461,698
(Gain) loss on disposal of assets	(125)	(4,695)	(17,952)
Non-cash loss on disposal of SBOA	—	—	106,572
Stock and options issued for services	116,600	101,400	21,000
Stock issued for patent option	—	13,636	86,415
Variable option accounting charge	(267,696)	749,755	—
Impairment charge	—	—	176,286
Net realized and unrealized losses on marketable securities	—	—	3,397
Changes in assets and liabilities:
Accounts receivable, trade	34,397	(8,816)	174,504
Inventories	—	—	(46,739)
Prepaid expenses and other assets	6,326	57,531	6,845
Accounts payable	13,788	(181,287)	232,226
Accrued expenses	17,310	(274,705)	495,631
Customer deposits and other current liabilities	54,985	—	14,412

Total adjustments	30,513	497,238	1,993,244

Net cash used in operating activities	(4,581,513)	(3,716,964)	(2,915,612).

Cash flows from investing activities:
Purchase of marketable securities	—	—	(25,860)
Sale of marketable securities	—	—	46,313
Capital expenditures	(118,987)	(6,494)	(231,880)
Proceeds from the sale of SBOA	—	—	250,000
Proceeds from sale of assets	125	4,695	44,383

Net cash provided by (used in) investing activities	(118,862)	(1,799)	82,956

Cash flows from financing activities:
Proceeds from short-term notes payable	—	—	1,150,000
Repayment of short-term notes payable	—	—	(600,000)
Proceeds from issuance of common stock	2,056,749	7,324,840	2,120,152
Repayment of long-term notes payable and capital lease obligations	(19,359)	(57,375)	(83,489)

Net cash provided by financing activities	2,037,390	7,267,465	2,586,663
Net increase (decrease) in cash and cash equivalents	(2,662,985)	3,548,702	(245,993)
Cash and cash equivalents, beginning of year	3,564,570	15,868	261,861
Cash and cash equivalents, end of year	$901,585	$3,564,570	$15,868

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Operations, and Liquidity:

Nano-Proprietary, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using proprietary field emission technology, sensors, and nanomaterials which include composites, and the performance of significant research in that area. The Company has also developed patented electronic sign technology, has sold products using that technology, and has now limited itself to licensing that technology to others. It intends to obtain development revenues for applying its technology to specific applications for customers and licensing its technology to others.

Until the Company is able to operate profitably as a result of revenues from either reimbursed research or license agreements, it may continue to seek additional funds through the equity markets, or raise funds through debt instruments to allow it to maintain operations. There is no assurance that license agreements will be signed, that commercialization of the Company’s technology and products will result in income from operations, or that funds will be available in the equity or debt markets. Management believes it will continue to be able to secure additional short term funding, if necessary, to allow the Company to continue operations until it achieves profitability.

The principal source of the Company's liquidity since the time of its initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities, as well as license and development revenues.  The Company will likely receive additional funds from the exercise of warrants or options. The Company may also seek to increase its liquidity through bank borrowings or other financings.  There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.  The Company believes that its success in reaching profitability will depend on the viability of its technology and products using that technology, their acceptance in the marketplace, and its ability to obtain additional debt or equity financings in the future.

A portion of the Company's research and development has been funded by others.  To the extent that other funding is not available, the research and development performed is internally funded by the Company.

2.    Summary of Significant Accounting Policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), Electronic Billboard Technology, Inc. (“EBT”), and Sign Builders of America, Inc. (“SBOA”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary field emission technology, sensors, and nanomaterials which include composites. EBT was primarily involved in the commercialization of electronic digitized sign technology and has now limited itself to licensing that technology.  SBOA was a manufacturer of custom signage, but is now included as a discontinued operation in 2002 only.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of approximately three months or less to be cash equivalents.

Accounts receivable

The Company occasionally sells products to others on credit; however most sales are to large financially stable companies, or the Federal government. It is the Company's policy to record reserves for potential credit losses.  Since inception, the Company has experienced minimal losses. The Company considered no reserves to be necessary at December 31, 2004, 2003, or 2002.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2.    Summary of Significant Accounting Policies (continued):

Accretion on convertible preferred stock

The Company’s Series G Convertible Preferred stock bore a 10% accretion, payable in common stock at the date of conversion. Under the terms of the Series G Preferred stock, all unconverted shares of the Series G Preferred Stock were converted as of June 10, 2002. All accretions paid in common stock have been treated as preferred dividends. The entire amount reflected as accretion on convertible preferred stock on the income statement relates to the Series G Preferred stock

Income (loss) per common share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  As described in Notes 9, 10 and 11, the Company had options, warrants, and convertible notes outstanding as indicated in the table below. However, because the Company incurred losses in all years presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect.  Therefore, basic and diluted per-share amounts are the same in all years presented.

	2004	2003	2002

Options	5,398,703	5,253,175	6,965,629
Warrants	95,000	155,000	155,000
Convertible notes payable	—	—	8,682,972
Weighted average exercise price	$1.29	$1.10	$0.45

In calculating the basic (income) loss per common share, the premium earned by the preferred shareholders, ($37,495 in 2002) increased the net loss in that year.

Stock-based employee compensation

The Company uses the intrinsic value method to account for stock-based employee compensation. During 2004, 2003, and 2002, the Company did not incur any compensation cost under APB No. 25 for options granted under the Plans. Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123 and SFAS No. 148 using the fair value method, the Company’s net loss and net loss per common share for 2004, 2003, and 2002 would approximate the pro forma amounts as shown below:

	2004	2003	2002
Net Loss
As reported	$(4,612,026)	$(4,214,202)	$(4,908,856)
SFAS No. 123 Charge	2,259,387	552,927	544,034
Pro Forma	(6,871,413)	(4,767,129)	(5,452,890)
Net income (loss) per common share - basic and diluted
As reported	$(0.05)	$(0.05)	$(0.07)
Pro Forma	$(0.07)	$(0.05)	$(0.08)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its compensation plans. The Company also granted 50,000 options to a non-employee consultant in 2003, 100,000 options to a non-employee consultant in 2004, and recorded expense of $101,400 and $116,600 in 2003 and 2004, respectively, related to those options using approximately the same assumptions used to determine the SFAS No. 123 charge.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2.    Summary of Significant Accounting Policies (continued):

The fair value of each stock option granted in 2004, 2003, and 2002 is estimated on the date of grant using the Black-Scholes option pricing-model with the following weighted-average assumptions:

	2004	2003	2002

Dividend Yield	0%	0%	0%
Risk Free Interest Rate	3.5%	3%	3%
Expected Option Life	5 Years	5 Years	5 Years
Turnover/Forfeiture Rate	45%	25%	25%
Volatility	72%	108%	111%

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Nano-Proprietary’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Reclassifications

Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current year presentation.

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

Disclosures about fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value. For cash equivalents and accounts receivable,  the carrying amount approximates fair value because of the short-term nature of these instruments. The fair value of the Company’s notes payable and capital lease obligations is estimated based on the quoted market prices for the same, or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. For all years presented, the fair value of the Company’s notes payable and capital lease obligations approximates their carrying values.

Recently issued accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Statement is effective for the first annual or interim report period beginning after June 15, 2005. Accordingly, the Company will adopt this provision for its financial statements for the period ended September 30, 2005. The financial impact of adopting this statement can not be predicted, however it will likely have a material impact on the Company’s financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Other Income

The gain on disposal of assets included in other income (expense) in both 2003 and 2002 was primarily the result of the sale of equipment related to the EBT operation. Sales proceeds exceeded the amount estimated at the time the impairment of the equipment was recorded in September 2002. The income from the lawsuit settlement in 2002 is the result of the settlement of the TDS lawsuit described in greater detail in Note 13.

4.    Operating Lease Obligations :

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2007. Rental expense was $115,217, $124,425, and $211,686 for the years ended December 31, 2004, 2003 and 2002,  respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004, were as follows:

2005	$114,491
2006	114,491
2007 and thereafter	14,312
Total future minimum lease payments	$243,294

5.    Capital Lease Obligations :

Capital leases payable at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Capital leases for copier equipment due in monthly installments totaling $1,932 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment is included in office equipment at December 31, 2004 at a cost of $94,383 and with accumulated amortization of $72,142.	$29,228	$52,412

Less interest	1,854	5,679

Less current portion	21,430	19,380

Capital Lease Obligations, long-term	$5,944	$27,353

Scheduled maturities for capital lease obligations for the years ended December 31, are as follows:

2005	$21,430
2006	5,944

Total	$27,374

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.    Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003

Property and equipment:
Plant and equipment	$755,436	$667,385
Furniture and office equipment	182,512	165,959
Leasehold Improvements	14,382	—
Total carrying cost	952,330	833,344
Less accumulated depreciation	(810,957)	(756,030)
	$141,373	$77,314

Accrued liabilities:
Payroll and related accruals	$37,927	$32,646
Other	37,029	25,000
Total	$74,956	$57,646

Depreciation for the years ended December 31, 2004, 2003, and 2002 was $54,928, $44,419, and $278,949, respectively.

7.     Impairment of Assets :

The impairment charge for 2002 consists of the following:

Personal property and equipment	$92,886
Leasehold improvements	83,400
Total impairment of assets	$176,286

In August 2002, the Company made the decision to restructure its Electronic Billboard Technology, Inc. subsidiary and focus on licensing its technology to others instead of directly marketing and installing products using the technology. As a result of this decision, the Company recorded an impairment charge of $176,286 in the quarter ended September 30, 2002 to reduce the value of fixed assets, including leasehold improvements and personal property owned by EBT. These assets were all disposed of by December 31, 2002. There were no impairment charges in 2004 or 2003.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Income Taxes :

The components of deferred tax assets (liabilities) at December 31, 2004 and 2003, were as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$28,759,000	$26,227,000
Research and experimentation credits	469,000	469,000
Foreign tax credit credits	—	556,000
Capitalized intangible assets	223,000	261,000
Depreciation assets	12,000	13,000
Accrued expenses not deductible until paid	15,000	243,000
Total deferred tax assets	29,478,000	27,769,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	29,478,000	27,769,000

Valuation allowance	(29,478,000)	(27,769,000)

Net deferred tax asset
	$—	$—

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2004, 2003, and 2002.

	December 31,
	2004	2003	2002

Expected income tax expense (benefit)	$(1,568,000)	$(1,433,000)	$(1,652,000)
Deductible expenses not charged against book income	(614,000)	(1,158,000)	(3,000)
Non-taxable income	(91,000)	—	—
Non-deductible expenses	7,000	260,000	7,000
Expiration of Foreign Tax Credits	556,000	—	—
Other	1,000	11,000	(26,000)
Increase in Valuation Allowance	1,709,000	2,320,000	1,674,000
Total Tax	$—	$—	$—

As of December 31, 2004, the Company had net operating loss carry forwards of approximately $85 million that expire from 2006 through 2024, and are available to offset future taxable income. The majority of these carry forwards expire after 2009. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $469,000 that expire through 2011.

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

9.    Capital Stock:

Beneficial conversion feature

The Company issued notes payable with beneficial conversion features during 2002. The value of these beneficial conversion features was determined to be $310,000 in 2002. These amounts were recorded as an increase in additional paid in capital and were amortized to interest expense over the term of the notes.

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. As of December 31, 2004, 2003 and 2002, no preferred shares were outstanding.

Series G convertible preferred stock

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

Each share of Series G preferred stock was convertible into that number of shares of common stock determined by dividing the original issue price of the Series G preferred stock, plus an accretion amount equal to 10 % of the issue price per annum, by the conversion price. The conversion price was fixed at a rate of $1.00 per share. All shares of Series G preferred stock that remained outstanding on June 10, 2002, were automatically converted as of that date. This conversion resulted in the issuance of an additional 1,267,617 common shares at that date.

Common stock

During 2002, 2003, and 2004, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective May 10, 2004.

	Shares	Proceeds
2004	401,887	$1,065,000
2003	7,607,097	$4,812,943
2002	5,792,554	$1,983,902

In a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities Act of 1933, the Company also issued 523,729 shares in 2002 and 71,021 shares in 2003, valued at $86,415 and $13,636, respectively, in payment for the Keesman patent described in more detail in Note 13. The Company also issued 655,000 shares in 2002 and 125,000 shares in 2003 in payment of accounts payable. The 2002 shares were valued at $157,250 and the 2003 shares were valued at $276,782. The Company also issued 1,527,308 shares in 2002 and 7,707,020 shares in 2003 as the result of the conversion of convertible notes payable and related accrued interest totaling $699,058 in 2002 and $1,761,213. The Company had a marketing agreement with Western National Marketing, LLC. As a result of customer tests performed under this agreement and in connection with the termination of this agreement, the Company issued 75,000 shares of its common stock in 2002 to Western. The shares were valued at $21,000 based upon the market price of the common stock at the time of issuance. These shares were registered in November 2002.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.    Capital Stock (continued):

At December 31, 2004, common stock was reserved for the following reasons:

Exercise of stock warrants	95,000
Exercise and future grants of stock options	9,530,885

Total shares reserved	9,625,885

10.    Stock Options:

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

In April 2001, the Company repriced a total of 900,500 options. All options with an exercise price greater than $1.50 per share, which was approximately 160% of the market price of the stock at the time of the repricing, held by individuals employed by the Company as of the repricing date, including one consultant under contract at the time, were repriced to $1.50 per share. No compensation expense related to the employees was recorded at the time. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of the Company’s common stock did not exceed the exercise price of the options, and as such, no compensation expense was recognized at any period through that date. In 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003 and $2.17 on December 31, 2004. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in the year ended December 31, 2003. In the year ended December 31, 2004, a total of $267,696 was recorded as a reduction in expense and a reduction to paid in capital as a result of the reduction in the Company’s stock price in 2004. As of December 31, 2004, a total of 217,500 of these options held by employees and 30,000 options held by a consultant remain outstanding.

In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The plan was amended several times by the Company’s Board of Directors to increase the number of shares authorized under the plan. The latest amendment, in December 1999, increased the authorized shares under the plan to 6,500,000. This plan expired in March 2002; however, options granted under this plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2004, no shares remained available for grant under the 1992 Employees Plan.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 10.         Stock Options (continued):

In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The plan was amended several times, the latest being in December 1999. A total of 1,000,000 shares were reserved for issuance under the plan and were issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted.  This plan expired in March 2002; however, options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2004, no shares remained available for grant under the 1992 Directors Plan.

In May 1998, the Board of Directors of the Company established the 1998 Officers and Directors Stock Option Plan (the “1998 Officers and Directors Plan”) and reserved a total of 1,200,000 shares for issuance under the Plan. The plan was amended in January 1999 by the Board of Directors of the Company to increase the shares reserved for issuance under the plan to 2,500,000. Options under this plan are granted at the discretion of the Board of Directors. No additional shares are currently available under this plan and no shares will be come available under this plan in the future.

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan and reserved a total of 5,000,000 shares for issuance under the Plan, effective March 2002. The purpose of this plan was to replace the 1992 Employees Plan and the 1992 Directors Plan, both of which expired in March 2002. A total of 4,132,182 shares remain available for grant under this at December 31, 2004.

The following is a summary of stock option activity under all four plans:
	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2002	5,813,212	$0.82

Granted	2,441,417	$0.66
Exercised	(230,000)	$0.60
Canceled	(1,059,000)	$0.69

Options outstanding at December 31, 2002	6,965,629	$0.79

Granted	1,496,995	$1.88
Exercised	(3,132,060)	$0.80
Cancelled	(77,389)	$0.82

Options outstanding at December 31, 2003	5,253,175	$1.09

Granted	2,457,073	$2.73
Exercised	(1,211,545)	$0.80
Cancelled	(1,100,000)	$2.94

Options outstanding at December 31, 2004	5,398,703	$1.52

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.   Stock Options (continued) :

The following table summarizes information about stock options outstanding and exercisable under all four stock option plans at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/04	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/04	Wgtd. Avg. Exercise Price

$0.00 - $0.50	1,327,214	4.8 Years	$0.43	1,327,214	$0.43
$0.51 - $1.00	1,322,583	6.7 Years	$0.84	1,322,583	$0.84
$1.01 - $2.00	841,833	6.6 Years	$1.54	841,833	$1.54
$2.01 - $2.99	1,907,073	8.9 Years	$2.75	1,157,073	$2.63

Total	5,398,703	7.0 Years	$1.52	4,648,703	$1.29

The weighted-average fair values of options under the plans granted during 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Discounted options	$0.00	$0.00	$0.00
At-the-money options	$1.71	$1.58	$0.50
Premium options	$1.28	$0.38	$0.29

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

In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company. The exercise price of these warrants was based on the fair market value of the Company’s common stock at the time of issuance and ranged from $0.88 to $2.15 per share. These warrants were exercisable for a period of 5 years from the date of issuance and were either exercised or expired in 2004.

The following is a summary of outstanding warrants:
	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2002	330,000	$0.88-2.15
Expired or canceled	(175,000)	$1.00

Warrants outstanding at December 31, 2002	155,000	$0.88-2.15
Expired or canceled	—	—

Warrants outstanding at December 31, 2003	155,000	$0.88-2.15
Exercised	(20,000)	$0.88
Expired	(40,000)	$2.15

Warrants outstanding at December 31, 2004	95,000	$1.00-2.00

12.    Supplemental Cash Flow Information:

Cash paid for interest was $4,584, $10,503, and $30,960 for 2004, 2003, and 2002, respectively.  The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2004	2003	2002

Non-cash financing activities:
Conversion of notes payable and interest into common shares	—	$1,761,213	$699,058
Issuance of common shares in payment of accounts payable	—	$276,782	$157,250
Non-cash investing activities:
Common shares issued for patent	—	$13,636	$86,415

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.    Commitments and Contingencies:

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

Till Keesman Agreement

In May 2000, the Company licensed the rights to 6 carbon nanotube patents that, at the time, had been applied for by Till Keesman in exchange for a payment of $250,000 payable in shares of the Company’s common stock. Under the terms of the agreement, the Company is obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. The Company is allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contained provisions related to minimum license fee payments. These minimum payments, totaling $1,000,000, have been made and no further minimum payments are due. The Company is allowed to offset these minimum payments against future royalty payments, however once these minimum payments and the expenses have been offset, the Company may be liable for additional royalty payments.

Legal proceedings

On July 20, 1998, TFI Telemark, Inc. filed a complaint in the County Court at Law No. 2 of Travis County, Texas against the Company for debts of its now defunct subsidiary, Plasmatron. The Company was served with notice of this suit on August 5, 1998. The Company believes that no amounts are due to TFI; however, all amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements of the Company. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

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

Research and development commitments

As of December 31, 2004, the Company was in the process of a contract for research from the US Department of Defense. The total contract amount is $742,212 and $613,122 of the revenue was recognized as of December 31, 2004. The revenue to be received from  these research contracts in 2004 is expected to exceed the cost of this research.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.    Commitments and Contingencies (continued):

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

14.    Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2004 and 2003, amounts in excess of the FDIC limit of $175,058 and $1,263,331, respectively, were held at JP Morgan Chase.

The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

15.    Research and Development Contracts :

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

The following schedule summarizes certain information with respect to research and development contracts:

	2004	2003	2002
Contract research revenues	$305,721	$739,790	$1,254,152
Costs incurred charged to operations included in research and development	$278,928	$405,962	$764,632
Amount of additional funding commitments	$129,090	$424,075	$-

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16. Segment Information :

The Company’s operations are classified into three principal reportable segments that provide slightly different products or services.

	ANI	EBT	All Other	Total
2004
Revenue	$382,522	$-	$-	$382,522
Interest Expense	3,949	-	635	4,584
Depreciation and Amortization	50,185	-	4,743	54,928
Research and Development	2,611,583	-	-	2,611,583
Income (Loss) from Continuing Operations	(4,030,353)	106,251	(687,924)	(4,612,026)
Assets	310,005	-	834,363	1,144,368
Capital Expenditures	116,613	-	2,374	118,987

2003
Revenue	773,959	-	-	773,959
Interest Expense	5,999	20	50,046	56,065
Depreciation and Amortization	37,653	-	6,766	44,419
Research and Development	1,861,660	-	-	1,861,660
Loss from Continuing Operations	(2,890,175)	(361,784)	(962,243)	(4,214,202)
Assets	1,424,724	527	2,358,766	3,784,017
Capital Expenditures	6,494	-	-	6,494

2002
Revenue	1,284,462	130,386	-	1,414,848
Interest Expense	9,237	2,696	699,398	711,331
Depreciation and Amortization	29,046	109,943	139,960	278,949
Research and Development	1,799,943	742,019	-	2,541,962
Loss from Continuing Operations	(1,502,126)	(1,369,318)	(1,811,975)	(4,683,419)
Assets	146,299	25,371	150,285	321,955
Capital Expenditures	52,327	172,444	7,199	231,880

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    Retirement Plan :

The Company sponsors a defined contribution 401(k) profit sharing plan. No company contributions were made in any of the years presented.

18.    Discontinued Operations:

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

Following is a summary of the net assets of SBOA as of the date of the sale:

Cash	$6,469
Accounts receivable	321,327
Inventory	279,128
Property, plant, and equipment - net	245,679
Accounts payable	(195,556)
Accrued expenses	(51,059)
Customer deposits	(226,202)
Capital lease obligations	(18,472)

Net Assets	361,314
ecorded loss	111,314

Net carrying value of assets sold	$250,000

Additional expenses related to the disposition were incurred to bring the total loss on the disposition of Sign Builders of America, Inc. to $134,496. Sign Builders of America, Inc. had revenue of $1,877,385 through September 30, 2002.

19.   Significant Customers :

Net revenues for contract research to one major customer of Applied Nanotech, Inc. totaled  $1,000,000 in 2002 and $400,000 in 2003. No revenue was received from this customer in 2004. In addition, Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement.

20.   Subsequent Events :

During the period from January 1, 2005 through February 28, 2005,the Company received $3,000,000 in proceeds and issued 1,200,000 shares of common stock in connection with a private placement of the Company’s common stock.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

21. Quarterly Financial Information (Unaudited) :

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2004
Revenues	$77,658	$100,718	$100,473	$103,673	$382,522
Operating income (loss)	(1,117,862)	(1,269,201)	(1,108,338)	(1,137,023)	(4,632,424)
Net (loss)	(1,111,641)	(1,263,529)	(1,100,534)	(1,136,322)	(4,612,026)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)

2003
Revenues	444,452	160,380	88,195	80,932	773,959
Operating income (loss)	(749,524)	(681,333)	(1,200,627)	(1,540,329)	(4,171,813)
Net (loss)	(770,969)	(696,056)	(1,212,280)	(1,534,897)	(4,214,202)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)	(0.05)

2002

Revenues	285,437	480,284	218,990	430,137	1,414,848
Operating income (loss)	(1,153,914)	(1,269,443)	(1,527,982)	(471,462)	(4,422,801)
(Loss) from
continuing operations	(1,371,151)	(1,466,153)	(1,238,700)	(607,415)	(4,683,419)
Income (loss) from
discontinued operations	2,209	(21,810)	(212,654)	6,818	(225,437)
Net (loss)	(1,368,942)	(1,487,963)	(1,451,354)	(600,597)	(4,908,856)
Earnings (loss) per share
Basic and Diluted	(0.02)	(0.02)	(0.02)	(0.01)	(0.07)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

On or before May 2, 2005, Nano-Proprietary shall provide an amendment to this annual report on Form 10-K, which will include management’s annual report on internal controls over financial reporting and the related auditor’s report on management’s assessment of internal control over financial reporting as required by Item 308 of Regulation S-K under the Securities Exchange Act of 1934.

Item 9B. Other Information.

  Nano-Proprietary completed a private placement of $3,000,000 whereby it issued 1,200,000 shares of common stock to accredited investors at a price of $2.50 per share. The proceeds will be used for working capital. A total of 1,000,000 shares were acquired by investment funds run by JLF Asset Management, LLC. JLF Asset Management was established in 1999 and has approximately $500 million under management. It is managed by Jeff Feinberg, previously a partner in Soros Fund Management, and prior to that, second in command at Fidelity Magellan Fund. The remaining 200,000 shares were acquired by First London Securities, a participant in previous private placements of the Company’s Stock. The offering was priced on Thursday, February 10, 2004 when the stock closed at $2.54, but traded as high as $2.65. Final documents were completed Monday, February 14, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Nano-Proprietary.

Name	Age	Class	Position	Director/Officer Since	Term Expires

Marc W. Eller	49	III	Director, Chairman, Chief Executive Officer	November 1995	2006
Dr. Zvi Yaniv	58	II	Director, President, Chief Operating Officer	July 1996	2005
Douglas P. Baker	48	N/A	Chief Financial Officer	June 1996	N/A
Charles C. Bailey	56	I	Director	November 1999	2005
Ronald J. Berman	48	III	Director	May 1996	2006
Eddie Lee	42	II	Director	October 2001	2005
Dr. Robert Ronstadt	63	II	Director	January 2003	2005
David R. Sincox	66	I	Director	October 1994	2005

______________________

Marc W. Eller has served as the Company’s Chief Executive Officer since July 29, 1996. Mr. Eller is Chairman of the Board of Directors and has been a Director since November 1995. Prior to becoming CEO, Mr. Eller was involved in commercial real estate investment and in investment banking activities for publicly traded companies. Mr. Eller has a B.A. degree in Economics.

Dr. Zvi Yaniv has served as the Company’s President and Chief Operating Officer and a Director since July 29, 1996. Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company, in May 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of Optical Imaging Systems Inc., a supplier of flat panel color liquid crystal displays to the avionics and defense industries.

Douglas P. Baker has been with the Company since June 17, 1996. Mr. Baker is a C.P.A. and has both a B.B.A. and a M.B.A. Immediately prior to joining Nano-Proprietary, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has experience in public accounting and as CFO of a privately held company.

Charles C. Bailey has been an attorney in private practice since 1995. Prior to that Mr. Bailey had a 20-year career in government. Positions held include Assistant Criminal District Attorney and Chief Prosecutor in Lubbock County,  Texas; General Counsel for the Texas Department of Public Safety; Assistant General Counsel for Governor Bill Clements; and Director of Legal Services and Franchise Taxes for the Texas State Comptroller’s Office. His last position with the state of Texas, from 1993 to 1995, was Executive Assistant and General Counsel to Lt. Governor Bob Bullock.

Ronald J. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W. Eller and was its President from 1989 until 1998.  Mr. Berman currently is President of R.J. Berman Enterprises, Ltd., a real estate development company, Inergi Fitness, and Walkers Warehouse. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit. Prior to 1989, Mr. Berman was an attorney in private practice.

Eddie Lee is Chairman and CEO of Pacific Northern, Inc., a Company that he founded in 1987.  Pacific Northern, Inc. is the largest visual display company serving the retail jewelry industry.

Dr. Robert Ronstadt has been a Director since January 2003. Dr. Ronstadt became Vice President of Technology Commercialization for Boston University in June 2003.  At the same time, he became the Director of Boston University's Technology Commercialization Institute.  He was special advisor to the Chancellor of Boston University from January to May 2003. Prior to that, from 1998 to 2002, he was Director of the IC2 Institute at the University of Texas in Austin and the J. Marion West Chair of Constructive Capitalism. Dr. Ronstadt was a professor of entrepreneurship at the Pepperdine University School of Business Management from 1992 to 1998 and Babson College in Wellesley Massachusetts from 1975 to 1985.  From 1986 to 1992, he was the CEO of a software enterprise.

David R. Sincox has been a Director of the Company since October 1994. From 1987 through 2000, Mr. Sincox  served as the Vice President of Administration of Ref-Chem Construction Corporation, an engineering and construction firm. Since January 2001, Mr. Sincox has been President of Clear Lake Business Services, Inc. a consulting firm. Mr. Sincox is also a member of the Board of Directors of Maxim Bank.

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

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2004 through December 31, 2004, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 11.  Executive Compensation

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation(1)	Securities Underlying Options(#)

Marc W. Eller,	2004	$200,000	-0-	-0-	750,000
Chief Executive Officer (2)	2003	$145,000	-0-	-0-	280,000
	2002	$148,333	$150,000	-0-	-0-

Zvi Yaniv, President and	2004	$200,000	-0-	-0-	750,000
Chief Operating Officer	2003	$145,000	$147,917	-0-	280,000
	2002	$181,667	-0-	-0-	-0-

Douglas P. Baker,	2004	$150,000	-0-	-0-	400,000
Chief Financial Officer	2003	$127,083	-0-	-0-	213,000
	2002	$140,833	$45,000	-0-	100,000

______________________
(1)	No Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus.
(2)

In 2002, Mr. Eller was awarded a bonus. Only $80,000 of this bonus was paid in 2002. The remainder was deferred until such time as cash flow permitted payment. The remaining $70,000 was paid to Mr. Eller in September 2003.

EMPLOYMENT AGREEMENTS

The Company currently has no employment agreements with executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

In 2002, Nano-Proprietary established its 2002 Equity Compensation Plan, which may be used to grant employees, including officers of Nano-Proprietary, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 2004.

Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in Fiscal Year 2004	Exercise or Base Price ($/Sh)	Expiration Dates	Grant Date Present Value (4)

Marc W. Eller	700,000 (2)	28.49%	$2.93	1/23/14	$496,000
	50,000 (3)	2.03%	$2.17	12/31/14	$66,000

Dr. Zvi Yaniv	700,000 (2)	28.49%	$2.93	1/23/14	$496,000
	50,000 (3)	2.03%	$2.17	12/31/14	$66,000

Douglas P. Baker	350,000 (2)	14.24%	$2.93	1/23/14	$248,000
	50,000 (3)	2.03%	$2.17	12/31/14	$66,000

_____________
(1)	The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.
(2)

For Mr. Eller and Dr. Yaniv, these options vest as follows: 200,000 if royalty agreements totaling $3 million are signed in 2004, an additional 200,000 if options the Company achieves profitability in 2004, and 100,000 for each of the years 2005, 2006, and 2007, if the Company achieves profitability in those years. The options for Mr. Baker vest according to the same milestones, but the amounts are 100,000 related to royalties, 100,000 related to 2004 profitability, and 50,000 for profitability in each of the years 2005, 2006, and 2007. Since the Company did not receive $3,000,000 in royalties in 2004 and did not achieve profitability in 2004, all options related to those milestones did not vest and expired December 31, 2004. The present value includes all options granted, including those which expired.

(3)	These options became exercisable in full on the date of the grant in 2004.
(4)

The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the value of the options January 23, 2004 and December 31, 2004: a 5 year expected life of the options, a dividend yield of 0%, expected volatility for the shares of 71.65, a turnover/forfeiture percentage of 45%, and a risk free rate of return of 3.5%.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information concerning (i) the exercise of stock options by each of the Named Executive Officers during the last fiscal year ended December 31, 2004 and (ii) the number and intrinsic value of the options held by the Named Executive Officers at December 31, 2004. Year-end values are based on the closing price of $2.17 per share of the common stock on December 31, 2004, on the NASDAQ OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at December 31, 2004 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 ($) Exercisable/ Unexercisable

Marc W. Eller	0	0	230,000 / 300,000	$0 / $0
Dr. Zvi Yaniv	0	0	710,000 / 300,000	$440,900 / $0
Douglas P. Baker	0	0	725,000 / 150,000	$576,270 / $0

DIRECTOR COMPENSATION FOR 2004

All Directors who are not employees of the Company receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by Nano-Proprietary.

All of Nano-Proprietary’s outside Directors participate in the 2002 Equity Compensation Plan, under which Nano-Proprietary may grant stock options to any Director. On July 26, 2004, each of the five outside Directors was granted an automatic grant of 50,000 options under the 2002 Equity Compensation Plan at a price of $1.68. These grants became exercisable in full on the date of the grant.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only person or entity known to be the beneficial owner of 5% or more of the outstanding voting stock of any class of Nano-Proprietary, Inc. stock as of March 1, 2005, is listed below. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P.	7,100,668	7.23%

Barry Kitt, General Partner 4965 Preston Park Blvd., Suite 240 Plano, TX 75093

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Nano-Proprietary’s common stock as of March 1, 2005, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Common Stock Beneficial Ownership	Percentage of Class
Dr. Robert Ronstadt	75,000	75,000	*
David R. Sincox	395,000	520,000	*
Charles C. Bailey	268,333	268,333	*
Marc W. Eller	230,000	451,796	*
Eddie Lee	166,667	166,667	*
Ronald J. Berman	639,383	1,144,925	1.15%
Dr. Zvi Yaniv	710,000	746,000	*
Douglas P. Baker	564,500	564,500	*
All Executive Officers and Directors as a group (8 persons)	3,039,383	3,937,221	3.87%

_________________________
*	Less than 1%
(1)

 This column lists shares that are subject to options exercisable within sixty (60)-days of March 1, 2005, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of the Nano-Proprietary	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (3)
	(a)	(b)	(c)
1992 Employee Plan (1)	1,091,000	$1.01	-
1992 Outside Directors Plan (2)	497,716	$0.95	-
1998 Directors and Officers Plan	900,000	$0.46	-
2002 Equity Compensation Plan	2,909,987	$2.12	4,132,182
Total	5,398,703	$1.52	4,132,182

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

In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. All options granted under this plan were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 5,000,000 options were initially authorized under this plan. This plan was amended December 31, 2004 to increased the authorized shares by 3,000,000 to a total of 8,000,000 shares.

For a further description of each of the stock option plans described above, please see Note 10 to the Consolidated Financial Statements herein.

Item 13.  Certain Relationships and Related Transactions

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Nano-Proprietary’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-QSB for the Fiscal Years ended December 31, 2004 and 2003 totaled $24,650 and $39,870, respectively.

Audit-Related Fees

Nano-Proprietary did not incur or pay any fees to Sprouse & Anderson, L.L.P., and Sprouse & Anderson, L.L.P. did not provide any services related to audit-related fees in the last two fiscal years.

Tax Fees

There were no fees billed to Nano-Proprietary by Sprouse & Anderson, L.L.P. for services rendered to Nano-Proprietary during the last two fiscal years for tax compliance, tax advice, or tax planning.

 All Other Fees

There were no fees billed to Nano-Proprietary by Sprouse & Anderson, L.L.P. for services rendered to Nano-Proprietary during the last two fiscal years, other than the services described above under “Audit Fees.”

It is the audit committee’s policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2004 and 2003 were pre-approved by the audit committee.

As of the date of this filing, Nano-Proprietary current policy is to not engage Sprouse & Anderson, L.L.P. to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that Nano-Proprietary engage Sprouse & Anderson, L.L.P. to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

 The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fees” is compatible with maintaining the independence of the independent auditors.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Exhibits: See Index to Exhibits on page 51 for a descriptive response to this item.
(b)	None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO-PROPRIETARY, INC.

By:	/s/ Marc W. Eller
Marc W. Eller , Chief Executive Officer
March 7, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 7, 2005
/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2005
Dr. Robert Ronstadt* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	March 7, 2005

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

4.3	Form of Regulation D Subscription agreement by and between the Company and the participants of private placements
4.4	Form of Registration Rights Agreement by and between the Company and the participants of private placements
10.1*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.2*	1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.3*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.4	Amended and Restated 2002 Equity Compensation Plan
10.5*
Patent Assignment and Royalty Agreement between Electronic Billboard Technology, Inc. and Advanced Technology, Incubator, Inc. dated as of October 6, 1998. (Exhibit 10.18 to the Company’s Current Report on Form 10-KSB dated as of March 31, 1999).

10.6*	Lease agreement between the Company and Industrial Properties Corporation dated as of June 2, 1998. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of December 7, 1998).
10.7*
Lease agreement between the Company and Industrial Properties Corporation dated as of February 15, 2004. (Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004).

10.8*	Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A dated as of April 16, 1999).
10.9*	Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 1, 2001)
10.10*
Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation for Phase II development (Exhibit 10.14 to the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2001).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.11*
Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Electrovac Ges.m.b.H. (Exhibit 10.2 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.12*
Agreement for HyFED™ Development Team Phase II by and between Field Emission Picture Element Technology, Inc. and Imaging System Technology, Inc. (Exhibit 10.3 to the Company’s Current Report on Form S-2 date August 24, 2001)

10.13*
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

10.18*	Nano-Proprietary, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.19*
Research/Development and License Agreement entered into by Applied Nanotech, Inc. dated as of September 11, 2002 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2002).

10.20*
Asset Purchase Agreement by and among Fith, Inc., Electronic Billboard Technology, Inc. and Sign Builders of America, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 8, 2002).

10.21*	Second Addendum to Patent License Agreement by and among Nano-Proprietary, Inc. and Till Keesman (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).
10.22*	Strategic Partnership agreement with SouthWest Nanotechnologies, Inc. (Exhibit 4.1 to the Company’s Quarterly report on Form 10-QSB for the quarter ended June 30, 2005).
11	Computation of (Loss) per Common Share
14*	Nano-Proprietary, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21	Subsidiaries of the Company
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1	Section 1350 Certificate of Marc W. Eller, Chief Executive Officer
32.2	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer