Form 10-K/A
period 2004-12-31
NANO PROPRIETARY  INC
filed 2005-04-27
CIK 891417

 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  ☑     No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2004 of $2.03, was approximately $195 million.

As of April 19, 2005, the registrant had 98,994,047 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K/A

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

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of April 19, 2005, we had 23 full-time employees, 1 part-time employee, and 2 substantially full time consultants. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others.

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

Page vi

We may be unable to enforce or defend our ownership and use of proprietary technology

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our technology. Although we have been awarded patents, have filed applications for patents, or have licensed technology under patents that we do not own, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may already have, or may apply for and obtain patents that will prevent, limit or interfere with our licensee's ability to make and sell our products using our technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties. Although third parties have not asserted infringement claims against us, there is no assurance that third parties will not assert such claims in the future. A major law firm has reviewed our patent portfolio and agreed to handle litigation related to certain of our patents on a contingency basis.

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

Item 1.   Business.

DESCRIPTION OF BUSINESS

General

Nano-Proprietary, Inc. is engaged in the development of proof of concepts of products and materials, and the performance of services based principally on novel applications of carbon nanotube technology and other nanotechnology areas based on intellectual property and expertise that we have developed over the years. We were incorporated in Texas in 1987 and completed our initial public offering in 1993. Our initial focus was on a next generation display technology called field emission display (“FED”). The majority of our research over the years has related to FED technology, and we have accumulated significant intellectual property in this area. FED technology has evolved significantly over the life of the company, and we have been at the forefront of that evolution, accumulating intellectual property each step of the way. We believe our FED intellectual property will be required by any entity that develops a display using this technology. As discussed in greater detail below under the heading “Display activities”, our FED technology includes both carbon nanotube based field emission displays and thin-film based field emission technology, such as the technology recently introduced by Canon and Toshiba referred to as SED.

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

In the large area flat screen color TV industry, the primary competition comes from plasma panel displays, LCD displays, organic LED displays, and color picture tubes. We believe our technology, when fully developed, will primarily compete with plasma displays and LCD displays, and generally compares favorably with both types of displays in several key technical measures. Plasma displays generally have quality issues related to burn-in, lifetime, and brightness that are not expected to exist in field emission displays. In addition, carbon nanotube based field emission displays are expected to be less costly than plasma displays. LCD displays have quality issues related to the viewing angle and are generally not economical once the size exceeds 40 inches, and therefore are not considered strong competition because our technology is targeted at displays greater than 40 inches. However, several companies are currently developing backlights for LCDs using carbon nanotubes. We believe that successful development of a carbon nanotube backlight would require a license to our intellectual property.

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

EBT

Electronic Display Products
Overview.  EBT was formed to develop sun-readable display products for outdoor use.  We expanded our focus to large area displays for indoor use that would compete with Plasma and could be used as part of an overall point of purchase advertising program and developed a patented product called the E-Window™. We restructured EBT and stopped selling products directly and instead limited ourselves to licensing our technology. At the present time, we are not actively pursuing technology licenses at EBT, but rather are monitoring industry developments to insure that there are no infringements on our intellectual property that would require users to obtain a license.

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

Competition.  Our E- Window™ product is a unique patented product. It does, however, face competition from a variety of other indoor display products from a variety of sources. Our success in this area will be dependent on the ability of licensees to successfully market our products.

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

On April 11, 2005, we filed suit against Canon, Inc.  in U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba.

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

Employees

As of April 19, 2005 we had 23 full-time employees, including 3 executive officers. We also had 1 part-time employee and 2 substantially full time consultants. Within the next twelve months, if business conditions support it, we may hire additional employees. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

Available Information

Our website is Http://www.nano-proprietary.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. During the period covered by this report, the Company made its periodic reports on Form 10-K, Form 10-KSB, and Form 10-QSB and its current reports on Form 8-K and amendments to those documents available on its website as soon as reasonably practicable after those reports were filed with or furnished electronically to the Securities and Exchange Commission. We will continue to make such reports and amendments to those reports available on its website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this Annual Report on Form 10-K/A.

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

 Item 3.   Legal Proceedings

On April 11, 2005, we filed suit against Canon, Inc. in U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba.
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

		High	Low

2003	First Quarter	$0.59	$0.16
	Second Quarter	$1.42	$0.50
	Third Quarter	$2.31	$0.79
	Fourth Quarter	$3.84	$1.98

2004	First Quarter	$3.23	$1.98
	Second Quarter	$2.70	$1.38
	Third Quarter	$2.14	$1.29
	Fourth Quarter	$2.52	$1.80

2005	First Quarter	$3.53	$2.01
	Second Quarter (through April 19, 2005)	$3.99	$1.56

On April 19, 2005, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $2.20.  As of April 19, 2005, there were approximately 360 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

OUTLOOK

We expect our cash needs for 2005 to be approximately $4.8 million. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2005 than was received in 2004. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $4.8 million of revenue. As of April 19, 2005, we have approximately $2.7 million in cash to cover any potential revenue shortfall that may occur for the year. Our cash balance includes $3.0 million in equity that we raised in February 2005. We do not expect to need to raise any additional equity in 2005.

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

We will be required to adopt the provisions of SFAS No. 123R in the financial statements for the quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, pro-forma presentation is no longer allowed, and we will be required to record compensation expense for option grants in the financial statements. It is likely that implementation of SFAS No. 123R will have a material impact on our financial statements. The exact impact cannot be predicted because it is dependent on future factors that can not be determined at the present time, such as the volatility of our common stock. As disclosed in Note 2 to the Financial Statements, had we accounted for stock based compensation under the provisions of SFAS No. 123 in the past, we would have recorded additional expense of approximately $2.2 million, $600,000, and $500,000 in the years ended December 31, 2004, 2003, and 2002, respectively.

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

We completed another private placement of our common stock in February 2005. We raised a total of $3.0 million by issuing 1.2 million shares of our common stock to once again insure that we had sufficient funds to last through the end of 2005. As of April 19, 2005, our cash balance is approximately $2.7 million. This combined with expected revenue is enough for us to operate into 2006, even if there were no significant new positive developments. We may receive additional funds from the exercise of warrants, although there is no assurance that warrants will be exercised. We may receive additional funds from the exercise of employee stock options, although a significant portion of the funds received from stock option exercises in 2004 and 2003 was from former employees that had options expiring in 2003 and 2004. There are no remaining options held by former employees and no options expiring in 2005.

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

Net cash used in operating activities was $4,581,513 in 2004, $3,716,964 in 2003, and $2,915,612 in 2002. The cash used in operations was primarily the result of the net losses incurred in each year. We expect a reduction in cash used in operating activities in 2005 as the result of an expected increase in revenues. We have a plan to generate positive cash from operations, however, since that will require significantly increased revenues, there is no assurance that will be achieved. Such significantly increased revenues would most likely result from license agreements with significant up-front payments, or substantial research contracts. The increase in the cash used in operating activities from 2003 to 2004 was primarily the result of three factors:  a decrease in revenue of roughly $400,000, an increase in royalty payments of approximately $100,000, and generally increased spending on research and development, particularly related to prototype displays. The increase in cash used in operations from 2002 to 2003 was primarily the result of working capital changes, particularly in accounts payable and accrued expenses. Increases in accounts payable and accrued expenses decreased cash used in operating activities by over $700,000 in 2002, while it increased cash used in operating activities by over $400,000 in 2003.

Cash provided by investing activities was $82,956 in 2002. The cash provided by investing activities in 2002 was the result of the sale of our SBOA subsidiary and the proceeds from the sale of excess EBT assets, offset by capital expenditures during the year. Only $1,799 of cash was used in investing activities in 2003 and $118,862 was used in investing activities in 2004. We would expect minimal cash to be used in investing activities in 2005. No material commitments exist as of December 31, 2004, for future purchases of capital assets.

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

As previously discussed, we will be required to implement SFAS No. 123R in our financial statements for the quarter ended March 31, 2006. Implementation will likely have a material impact on our selling, general, and administrative expense. The table above shows the amount of expense that would have been recorded in the years ended December 31, 2004, 2003, and 2002, if we had recorded the amounts calculated under SFAS No. 123 in those years, rather than disclosing pro-forma information in the footnotes to the financial statements. It is not possible to predict the effect of SFAS No. 123R on future periods because the expense to be calculated is dependent up on future events including the number of options granted, the number of options vested, volatility as impacted by changes in the price of our common stock, etc.

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

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS 123R is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt this provision for its financial statements for the quarter ended March 31, 2006. The financial impact of adopting SFAS 123R can not be predicted, however it will likely have a material impact on the Company’s financial statements.

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

Recently issued accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Statement is effective for the first annual report period beginning after June 15, 2005. Accordingly, the Company will adopt this provision for its financial statements for the quarter ended March 31, 2006. The financial impact of adopting this statement can not be predicted, however it will likely have a material impact on the Company’s financial statements.

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

11.    Stock Warrants:

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

17.    Retirement Plan:

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

19.   Significant Customers:

Net revenues for contract research to one major customer of Applied Nanotech, Inc. totaled  $1,000,000 in 2002 and $400,000 in 2003. No revenue was received from this customer in 2004. In addition, Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement.

20.   Subsequent Events:

During the period from January 1, 2005 through April 19, 2005,the Company received $3,000,000 in proceeds and issued 1,200,000 shares of common stock in connection with a private placement of the Company’s common stock.

On April 11, 2005, the Company initiated litigation against Canon, Inc. for breach of contract related to the 1999 license agreement between the two companies. The Company seeks a declaratory judgment that Canon is in breach of the agreement.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

21. Quarterly Financial Information (Unaudited):

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by Nano-Proprietary in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, Nano-Proprietary performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Nano-Proprietary is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      As of December 31, 2004, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Sprouse & Anderson, L.L.P., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nano-Proprietary, Inc.

We have audited management’s assessment , included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Nano-Proprietary, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nano-Proprietary, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nano-Proprietary, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Nano-Proprietary, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders equity, and cash flows of Nano-Proprietary, Inc., and our report dated February 3, 2005 expresses an unqualified opinion.

Sprouse & Anderson, L.L.P.
Austin, Texas
March 11, 2005

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only person or entity known to be the beneficial owner of 5% or more of the outstanding voting stock of any class of Nano-Proprietary, Inc. stock as of April 19, 2005, is listed below. For the purposes of this Annual Report on Form 10-K/A, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P. Barry Kitt, General Partner 4965 Preston Park Blvd.,Suite 240 Plano, TX 75093	7,100,668	7.48%

Jeffrey L. Feinberg JLF Asset Management LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014	5,409,450	5.69%

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Nano-Proprietary’s common stock as of April 19, 2005, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Common Stock Beneficial Ownership	Percentage of Class
Dr. Robert Ronstadt	75,000	75,000	*
David R. Sincox	395,000	520,000	*
Charles C. Bailey	268,333	268,333	*
Marc W. Eller	230,000	451,796	*
Eddie Lee	166,667	166,667	*
Ronald J. Berman	639,383	1,144,925	1.15%
Dr. Zvi Yaniv	560,000	596,000	*
Douglas P. Baker	564,500	564,500	*
All Executive Officers and Directors as a group (8 persons)	2,889,383	3,787,221	3.72%

_________________________
*	Less than 1%
(1)

 This column lists shares that are subject to options exercisable within sixty (60)-days of April 19, 2005, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

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
April 27, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	April 27, 2005
/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 27, 2005
Dr. Robert Ronstadt* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	April 27, 2005

*By:         //s// Douglas P. Baker
          (Douglas P. Baker,
          Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

The exhibits indicated by a dagger (†) were previously filed with Nano Proprietary's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 7, 2005.

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

4.3*
Form of Regulation D Subscription agreement by and between the Company and the participants of private placements. (Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.4*
Form of Registration Rights Agreement by and between the Company and the participants of private placements. (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.1*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.2*	1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.3*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.4*	Amended and Restated 2002 Equity Compensation Plan. (Exhibit 10.4.to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
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

10.8*	Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A dated as of April 16, 1999).
10.9*	Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 1, 2001)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
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

10.21*	Second Addendum to Patent License Agreement by and among Nano-Proprietary, Inc. and Till Keesman (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).
10.22*	Strategic Partnership agreement with SouthWest Nanotechnologies, Inc. (Exhibit 4.1 to the Company’s Quarterly report on Form 10-QSB for the quarter ended June 30, 2005).
11*	Computation of (Loss) per Common Share (Exhibit 11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
14*	Nano-Proprietary, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21*	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004)
24*	Powers of Attorney (Exhibit 24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
31.1†	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller, Chief Executive Officer
31.2†	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1†	Section 1350 Certificate of Marc W. Eller, Chief Executive Officer
32.2†	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer