Form 10-Q
period 2005-03-31
NANO PROPRIETARY  INC
filed 2005-05-03
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

[X]	Yes	[ ]	No
..

As of April 25, 2005, the registrant had 99,044,047 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$2,943,277	$901,585
Accounts receivable, trade - net of allowance for doubtful accounts	11,173	6,735
Prepaid expenses and other current assets	100,427	85,135

Total current assets	3,054,877	993,455

Property and equipment, net	130,050	141,373
Other assets	9,540	9,540
Total assets	$3,194,467	$1,144,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$272,640	$140,597
Obligations under capital lease	21,975	21,430
Accrued liabilities	76,126	74,956
Deferred revenue	54,985	54,985

Total current liabilities	425,726	291,968

Obligations under capital lease	250	5,944

Total Liabilities	425,976	297,912

Commitments and contingencies	-	-

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 98,667,547 and 97,246,422 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	98,668	97,246
Additional paid-in capital	84,212,430	80,822,625
Accumulated deficit	(81,542,607)	(80,073,415)

Total stockholders' equity	2,768,491	846,456

Total liabilities and stockholders' equity	$3,194,467	$1,144,368

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
Revenues
Government contracts	$18,367	$65,880
Royalties	3,897	-
Other	46,551	11,778
Total Revenues	68,815	77,658

Research and Development	680,706	751,595
Selling, general and administrative expenses	860,902	443,925

Operating costs and expenses	1,541,608	1,195,520

Loss from operations	(1,472,793)	(1,117,862)

Other income (expense), net
Interest Expense	(1,026)	(1,172)
Interest Income	4,627	7,268
Other	-	125

Loss from continuing operations before taxes	(1,469,192)	(1,111,641)

Provision for taxes	-	-

Net loss	$(1,469,192)	$(1,111,641)
Loss per share

Basic and Diluted	$(0.02)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	97,914,179	94,961,000

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,469,192)	$(1,111,641)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	15,026	11,678
Gain on sale of fixed assets	-	(125)
Options issued for services	19,339	116,600
Non-cash variable option pricing expense	214,325	(165,750)
Changes in assets and liabilities:
Accounts receivable, trade	(4,438)	14,756
Prepaid expenses and other assets	(15,292)	(44,018)
Accounts payable and accrued liabilities	133,213	155,510

Total adjustments	362,173	88,651

Net cash used in operating activities	(1,107,019)	(1,022,990)

Cash flows from investing activities:
Capital expenditures	(3,703)	(14,730)
Proceeds from sale of fixed assets	-	125
Net cash used in investing activities	(3,703)	(14,605)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(5,149)	(4,661)
Proceeds of stock issuance, net of costs	3,157,563	1,382,605

Net cash provided by financing activities	3,152,414	1,377,944

Net increase (decrease) in cash and cash equivalents	2,041,692	340,349

Cash and cash equivalents, beginning of period	901,585	3,564,570

Cash and cash equivalents, end of period	$2,943,277	$3,904,919

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

       The consolidated financial statements of the Company for the three-month periods ended March 31, 2005 and 2004, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2005 and 2004 and for the periods then ended have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date.

         Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

         The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

        Cash paid for interest for the three months ended March 31, 2005 and 2004, was $1,026 and $1,172, respectively. During the three months ended March 31, 2005 and 2004, the Company had non-cash transactions related to variable option pricing and options issued to consultants. These transactions are described in greater detail in Note 3.

3.       Stockholders’ Equity

        In the three months ended March 31, 2005, the Company issued 1,200,000 restricted shares of its common stock and received net proceeds of $3,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. The Company issued 221,125 shares of its common stock and received $157,563 in connection with the exercise of employee stock options. In the three months ended March 31, 2004, the Company issued 401,887 restricted shares of its common stock and received net proceeds of $1,065,000 in an exempt offering under Regulation D of the Securities Act of 1933. The Company issued 278,000 shares of its common stock and received $299,205 in connection with the exercise of employee stock options, primarily by former employees of the Company, and issued 20,000 shares and received $18,400 in connection with the exercise of warrants.

In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2003, the quoted value of the Company’s common stock exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid-in capital by the same amount in 2003. During the quarter ended March 31, 2004, the price of the Company’s common stock declined and closed at $2.39 on March 31, 2004. The Company reversed $165,750 of the previously recorded expense in the quarter ended March 31, 2004, as a result of this price decline. During the quarter ended March 31, 2005, the priced of the Company’s common stock increased from its closing price of $2.17 on December 31, 2004 to $3.00 on March 31, 2005. As a result, the company recorded $214,325 in non-cash option expense and increased additional paid-in capital by the same amount in the quarter ended March 31, 2005.

In the quarter ended March 31, 2005, the Company issued 20,000 options to a consultant, 10,000 with an exercise price of $2.54 per share and 10,000 with an exercise price of $2.86 per share. In connection with these options, the Company recorded $19,339 as an expense during the period. In the quarter ended March 31, 2004, the Company issued 100,000 options to a consultant with an exercise price of $3.08 per share. In connection with the options, the Company recorded $116,600 as an expense during the period.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Contingencies

Litigation

          The Company is a defendant in minor lawsuits described in greater detail in its 2004 annual report on Form 10-K/A. The Company expects any potential eventual payment to have no material affect on the financial statements. In addition, as described in greater detail in note 6, the company initiated a lawsuit against Canon, Inc. in April 2005.

5.       Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2004 and 2003:

	ANI	EBT	All Other	Total
2005

Revenue	$68,815	$-	$-	$68,815

Profit (Loss)	(1,104,922)	-	(364,270)	(1,469,192)

Expenditures for
long-lived assets	3,703	-	-	3,703

2004

Revenue	$77,658	$-	$-	$77,658

Profit (Loss)	(1,029,273)	53,097	(135,465)	(1,111,641)

Expenditures for
long-lived assets	12,357	-	2,373	14,730

6.       Subsequent Events

          On April 11, 2005, we filed suit against Canon, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba.

For the period from April 1, 2005 through April 25, 2005, the Company issued a total of 376,500 shares of common stock and received proceeds of $168,500 in connection with the exercise of options under the Company’s stock option plans.

7.       Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS 123R is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt this provision for its financial statements for the quarter ended March 31, 2006. The financial impact of adopting SFAS 123R cannot be predicted, however it will likely have a material impact on the Company’s financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

          This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

          Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Three months ended March 31, 2005 and 2004

OVERVIEW

          We are primarily a nanotechnology company engaged in the development of proofs of concepts of products and materials , and the performance of services based principally on our intellectual property. During the three months ended March 31, 2005, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we expect to incur additional research and development expenses throughout 2005 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

          We expect our present cash balances of approximately $2.6 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through the end of the year and into 2006.  We have a plan to achieve profitability in 2006. There can be no assurance that we will achieve profitability, or even break-even, in the future. To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

          We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $2.6 million as of the date of this filing is sufficient to allow us to maintain operations through at least the end of the year and into 2006. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

         On April 11, 2005, we filed suit against Canon, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba.

          We completed a private placement of shares of our common stock in February 2005. As a result of this private placement we issued 1,200,000 shares of our common stock in exchange for gross proceeds of $3,000,000.  Expenses associated with this transaction were negligible. We expect that the proceeds of this transaction, when combined with our existing cash and expected revenues, will enable us to operate at least through the end of the year and into 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS 123R is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt this provision for its financial statements for the quarter ended March 31, 2006. The financial impact of adopting SFAS 123R cannot be predicted, however it will likely have a material impact on the Company’s financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

          Our cash position increased during the period. At March 31, 2005 we had cash and cash equivalents in the amount of $2,943,277 as compared with cash and cash equivalents of $901,585 at December 31, 2004. This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

          As described in greater detail in the notes to the financial statements, we received net proceeds of $3,157,563 from the issuance of common stock related to private placements and option exercises during the quarter ended March 31, 2005 (the “2005 Period”), as compared with $1,382,605 from the issuance of common stock during the quarter ended March 31, 2004 (the “2004 Period”). The majority of the common stock issued in the 2005 Period was the result of the private placement in February 2005 in which 1,200,000 shares of stock were issued in exchange for net proceeds of $3,000,000. We do not expect to raise any additional equity in 2005, however there may be additional proceeds from common stock as the result of the exercise of options.

          Our cash used in operating activities increased from $1,022,990 in the 2004 Period to $1,107,109 in the 2005 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2005 as a result of increasing revenues, while expenses remain relatively constant.

          We used net cash of $14,605 for investing activities in the 2004 Period related to the purchase of research equipment, compared with cash used in investing activities related to equipment purchases of $3,703 in the 2005 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2005.

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

          We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2005. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2005 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

          Our loss for the 2005 Period was $1,469,192 as compared with the loss of $1,111,641 for 2004 Period. Our total revenues for the two periods were virtually the same; however our costs were higher during the 2005 Period, which accounted for the increased loss. The most significant portion of the cost increase resulted from the variable option pricing as discussed below.

          Our revenues for the quarter ended March 31, 2005, totaled $68,815 compared to $77,658 for the same quarter in 2004. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures.

          During the 2005 Period, $18,367 of the revenue came from government contracts, $3,897 from royalties, and $46,551 from other miscellaneous sources. During the 2004 Period, $65,880 of the revenue came from government contracts and $11,778 came from other miscellaneous sources. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

          We have a revenue backlog of approximately $435,000 as of the date of this filing. We had a total revenue backlog of approximately $370,000 as of March 31, 2004. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

          We incurred research and development expenses of $680,706 for the 2005 Period, which was a decrease from the $751,595 incurred in the 2004 Period. In the 2004 Period, we had significant expenditures related to the development of our 14-inch color CNT proof of concept. We expect research and development expenditures to remain relatively constant for the remainder of the year. Significant new revenue producing research programs could, however, cause research and development expenditures to increase.

          Our selling, general, and administrative expenses were $860,902 for the 2005 Period, compared with $443,925 for the 2004 Period - an increase of $416,977. Of this increase, $380,075 related to a non-cash item resulting from variable option accounting. In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The effect of this was to cause us to record additional expense in periods when our stock price increases and to decrease expense in periods when our stock price decreases. In the 2005 Period, we recorded additional expense of $214,325 related to the variable option accounting, as opposed to the 2004 Period when we reduced expense by $165,750 for the same reason. The remainder of the increase in selling, general, and administrative expense in 2005 related to legal expense incurred prior to the initiation of our previously discussed litigation against Canon, Inc.

          Because of the significant effect of the variable option accounting, it is not possible to predict the level of selling, general, and administrative expense for the remainder of the year since that would require a prediction of our underlying stock price in the future. Each increase or decrease of $1 in our stock price will result in an increase or decrease in expense of approximately $185,000 based on the remaining repriced options outstanding at March 31, 2005. Ignoring the effects of variable option accounting, we would expect the remaining selling, general, and administrative expenses to remain constant, or even decline slightly for the balance of 2005. Since the law firm handling our litigation against Canon, Inc. is handling it on a contingency basis, we do not expect that lawsuit to materially affect our selling, general, and administrative expenses, although we may incur expenses related to that lawsuit from time to time.

Our interest income and expense is insignificant and relatively constant between the 2005 Period and the 2004 Period. Our only interest expense relates to capital leases. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

ITEM 4.       CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

          In addition, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any material weaknesses in our internal controls, and therefore, no corrective were actions taken.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 11, 2005, we filed suit against Canon, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          From January 1, 2005 through March 31, 2005, in a private placement only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 1,200,000 shares of our common stock in exchange for $3,000,000. These shares were issued at a price of $2.50 per share, which represented a slight discount to the market price of our common stock at the time of issuance. The Company filed registration statements in April 2005 to register these shares. Following is a listing of those shares issued:

Common shares
Shareholder	issued

Karrison Nichols	200,000
JLF Partners I	329,000
JLF Partners II	26,000
JLF Offshore Partners	523,000
Guggenheim Partners	122,000

ITEM 6.     EXHIBITS

       (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: May 3, 2005	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2005	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Marc W. Eller

32.2	Section 1350 Certificate of Douglas P. Baker