Form 10-Q
period 2005-06-30
NANO PROPRIETARY  INC
filed 2005-07-26
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☒	Yes	☐	No

As of July 26, 2005, the registrant had 99,164,047 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$1,877,768	$901,585
Accounts receivable, trade - net of allowance for doubtful accounts	61,631	6,735
Prepaid expenses and other current assets	218,032	85,135

Total current assets	2,157,431	993,455

Property and equipment, net	119,282	141,373
Other assets	9,540	9,540
Total assets	$2,286,253	$1,144,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$206,723	$140,597
Obligations under capital lease	16,946	21,430
Accrued liabilities	73,414	74,956
Deferred Revenue	54,985	54,985

Total current liabilities	352,068	291,968

Obligations under capital lease	-	5,944

Total Liabilities	352,068	297,912

Commitments and contingencies	-	-

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 99,164,047 and 97,246,422 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	99,164	97,246
Additional paid-in capital	84,351,809	80,822,625
Accumulated deficit	(82,516,788)	(80,073,415)

Total stockholders equity	1,934,185	846,456

Total liabilities and stockholders equity	$2,286,253	$1,144,368

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Government contracts	$69,243	$65,798	$87,610	$131,678
Royalties	-	-	3,897	-
Other	19,301	34,920	65,852	46,698
Total Revenues	88,544	100,718	157,359	178,376

Research and development	574,586	529,812	1,255,292	1,281,407
Selling, general and administrative expenses	498,181	340,107	1,359,083	784,032
Royalty expense	-	500,000	-	500,000

Operating costs and expenses	1,072,767	1,369,919	2,614,375	2,565,439

Loss from operations	(984,223)	(1,269,201)	(2,457,016)	(2,387,063)

Other income (expense), net
Interest Expense	(880)	(1,097)	(1,906)	(2,269)
Interest Income	10,922	6,769	15,549	14,037
Other	-	-	-	125

Loss from continuing operations before taxes	(974,181)	(1,263,529)	(2,443,373)	(2,375,170)

Provision for taxes	-	-	-	-

Net loss	$(974,181)	$(1,263,529)	$(2,443,373)	$(2,375,170)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding

Basic and Diluted	99,081,410	96,536,111	98,501,019	96,273,901

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,443,373)	$(2,375,170)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	28,605	25,739
Gain on sale of fixed assets	-	(125)
Options issued for services	19,339	116,600
Non-cash variable option pricing expense	33,825	(341,250)
Changes in assets and liabilities:
Accounts receivable, trade	(54,896)	(12,333)
Prepaid expenses and other current assets	(132,897)	(124,425)
Accounts payable and accrued liabilities	64,584	66,582

Total adjustments	(41,440)	(269,212)

Net cash used in operating activities	(2,484,813)	(2,644,382)

Cash flows from investing activities:
Capital expenditures	(6,514)	(87,647)
Proceeds from sale of fixed assets	-	125
Net cash used in investing activities	(6,514)	(87,522)

Cash flows from financing activities:
Repayment of notes payable	(10,428)	(9,439)
Proceeds of stock issuance, net of costs	3,477,938	1,564,209

Net cash provided by financing activities	3,467,510	1,554,770

Net increase (decrease) in cash and cash equivalents	976,183	(1,177,134)

Cash and cash equivalents, beginning of period	901,585	3,564,570

Cash and cash equivalents, end of period	$1,877,768	$2,387,436

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2005 and 2004, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2004, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2005 and 2004, was $1,906 and $2,269, respectively. During the six months ended June 30, 2005 and 2004, we had non-cash transactions related to variable option pricing and options issued to a consultant. These transactions are described in greater detail in Note 3.

3.       Stockholders’ Equity

In the six months ended June 30, 2005, we issued 1,200,000 restricted shares of our common stock and received net proceeds of $3,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. We issued 717,625 shares of our common stock and received $477,938 in connection with the exercise of employee stock options, primarily by former employees.

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

In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2003, the quoted value of the Company’s common stock exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid-in capital by the same amount in 2003. During the six months ended June 30, 2004, the price of the Company’s common stock declined and closed at $2.03 on June 30, 2004. The Company reversed $341,250 of the previously recorded expense in the six months ended June 30, 2004 as a result of this price decline. During the six months ended June 30, 2005, the priced of the Company’s common stock increased from its closing price of $2.17 on December 31, 2004 to $2.20 on June 30, 2005. As a result, the company recorded $33,825 in non-cash option expense and increased additional paid-in capital by the same amount in the six months ended June 30, 2005.

In the six months ended June 30, 2005, the Company issued 20,000 options to a consultant, 10,000 with an exercise price of $2.54 per share and 10,000 with an exercise price of $2.86 per share. In connection with these options, the Company recorded $19,339 as an expense during the period. In the six months ended June 30, 2004, we issued 100,000 options to a consultant with an exercise price of $3.08 per share. In connection with the options, we recorded $116,600 as an expense during the period.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Contingencies

Litigation

We are a defendant in minor lawsuits described in greater detail in our 2004 annual report on Form 10-K/A. We expect any potential eventual payment to have no material affect on the financial statements.

On April 11, 2005, we filed suit against Canon, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. Canon filed its response on July 18, 2005 denying liability in the matter.

5.       Business Segments

Following is information related to our business segments for the six months ended June 30, 2005 and 2004:

	ANI	EBT	All Other	Total
2005
Revenue	$157,359	$-	$-	$157,359

Profit (Loss)	(2,003,622)	-	(439,751)	(2,443,373)

Expenditures for
long-lived assets	5,232	-	1,282	6,514

2004
Revenue	$178,376	$-	$-	$178,376

Profit (Loss)	(2,290,539)	121,497	(206,128)	(2,375,170)

Expenditures for
long-lived assets	85,274	-	2,373	87,647

6.       Recently Issued Accounting Standards

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

7.       Subsequent Events

There have been no subsequent events requiring disclosure through July 25, 2005.

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

Six months ended June 30, 2005 and 2004

OVERVIEW

During the six months ended June 30, 2005, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and other technologies. As more fully discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we expect to incur additional research and development expenses throughout 2005 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balance of approximately $1.7 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through 2005. We have a plan to achieve profitability in 2006. There can be no assurance that we will achieve profitability, or even break-even, in the future. To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $1.7 million as of the date of this filing is sufficient to allow us to maintain operations through at least the end of the year and into 2006. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

On April 11, 2005, we filed suit against Canon, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. Canon filed its response on July 18, 2005 denying liability in the matter.

In the quarter ended June 30, 2005, we received two new Small Business Innovation Research (SBIR) grants, totaling approximately $165,000, from the U.S. Air Force. One of these grants relates to the development of low-maintenance sensors, the other relates to carbon nanotube based radar applications. Both of the projects are expected to be completed within nine months.

In July 2005, our Applied Nanotech, Inc. subsidiary completed a license agreement with Kelman, Ltd for ANI’s proprietary Hydrogen Sensor technology. Under the terms of this agreement, Kelman has the exclusive right through June 30, 2006 to use ANI’s Hydrogen Sensors in power transformers. Kelman can extend this exclusivity period on a year by year basis by making certain pre-defined minimum royalty payments. ANI will also initially manufacture and sell hydrogen sensors to Kelman.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased during the period. At June 30, 2005 we had cash and cash equivalents in the amount of $1,877,768 as compared with cash and cash equivalents of $901,585 at December 31, 2004. This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

As described in greater detail in the notes to the financial statements, we received net proceeds of $3,477,938 from the issuance of common stock related to private placements and option exercises during the six months ended June 30, 2005 (the “2005 Period”), as compared with $1,564,209 from the issuance of common stock during the six months ended June 30, 2004 (the “2004 Period”). The majority of the common stock issued in the 2005 Period was the result of the private placement in February 2005 in which 1,200,000 shares of stock were issued in exchange for net proceeds of $3,000,000. We do not expect to raise any additional equity in 2005, however there may be additional proceeds from common stock as the result of the exercise of options.

Our cash used in operating activities decreased from $2,644,382 in the 2004 Period to $2,484,813 in the 2005 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2005 as a result of increasing revenues, while expenses remain relatively constant.

We used net cash of $87,522 for investing activities in the 2004 Period related to the purchase of research equipment, compared with cash used in investing activities related to equipment purchases of $6,514 in the 2005 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2005.

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

RESULTS OF OPERATIONS

Our loss for the second quarter ended June 30, 2005 was $974,181 as compared with the loss of $1,263,529 for the same period last year. The biggest single factor in the larger loss in 2004 was the $500,000 minimum royalty payment made in the quarter ended June 30, 2004. No similar payment was included in the quarter ended June 30, 2005. Our loss of $2,443,373 for the six months ended June 30, 2005 was slightly higher than the loss of $2,375,170 for the six months ended June 30, 2004. This increased loss was the result of reasons set forth below. We expect our quarterly loss to be reduced in the third and fourth quarters of 2005.

 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our revenues for the quarter ended June 30, 2005 totaled $88,544 compared to $100,718 for the same quarter of 2004. For the six-month period ended June 30, 2005 (the “2005 Period”), our revenues were $157,359 as compared with $178,376 for the six-month period ended June 30, 2004 (the “2004 Period”). The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in both periods came from government contracts. At the present stage of our development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter and may not be a significant source of operating cash for us. Our private research funding tends to come in large amounts at sporadic times.

We have three government programs in progress at June 30, 2005, and we have a revenue backlog of $208,861 related to those contracts. We have a total revenue backlog of $370,334 as of June 30, 2005. We had a total revenue backlog of $303,223 as of June 30, 2004, all of which related to one government contract. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

We incurred research and development expenses of $1,255,292 for the 2005 Period, which was similar to the amount of $1,281,407 incurred in the 2004 Period. The majority of our research and development expenditures are relatively fixed and include salaries and related cost, facilities costs, etc. The variable portion relates to spending on outside materials and consultants and was relatively similar from year to year. We expect total research and development expense to remain relatively constant in the final two quarters of the year. Research and development expenditures could increase if we received funding for any significant new projects, however that would result in an increase in revenue as well.

Our selling, general, and administrative expenses were $1,359,083 for the 2005 Period, compared with $784,032 for the 2004 Period - an increase of $575,051. The majority of this increase, or $375,075, was the result of a non-cash item related to variable option pricing. In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. In 2003, our common stock price exceeded the exercise price for the first time since the repricing and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in 2003.

During the six months ended June 30, 2004, the price of our common stock declined and closed at $2.03 on June 30, 2004. We reversed $341,250 of the previously recorded expense in the six months ended June 30, 2004, as a result of this price decline. During the 2005 Period, we recorded an additional expense of $33,825. The remainder of the increase relates primarily to human resource related costs, including salary and consulting fees paid to a new hire, as well as significant out of pocket expenses related to the Canon lawsuit, which were approximately $85,000 during the period.

Our royalty expense was $500,000 in the 2004 Period. The royalty expense results from minimum payments due in connection with our Keesman patent license. We had no such expense in the 2005 Period. No further future minimum royalty payments are due under this agreement, and we expect royalty expense in future periods to be highly correlated with royalty income.

Our interest expense and interest income remained substantially the same in the two periods. Our only remaining interest expense relates to capital leases. Our interest income is a result of the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect both to remain relatively insignificant in the foreseable future.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 11, 2005, we filed suit against Canon, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in August 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. Canon filed its response on July 18, 2005 denying liability in the matter.

ITEM 6.     EXHIBITS

       (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: July 26, 2005	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2005	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Marc W. Eller

32.2	Section 1350 Certificate of Douglas P. Baker