Form 10-K/A
period 2004-12-31
NANO PROPRIETARY  INC
filed 2005-09-12
CIK 891417

 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

As of September 7, 2005, the registrant had 98,994,047 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K/A.

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

Page vi

We may be unable to enforce or defend our ownership and use of proprietary technology

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our technology. Although we have been awarded patents, have filed applications for patents, or have licensed technology under patents that we do not own, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may already have, or may apply for and obtain patents that will prevent, limit or interfere with our licensee's ability to make and sell our products using our technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favoable to us. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties. Although third parties have not asserted infringement claims against us, there is no assurance that third parties will not assert such claims in the future. A major law firm has reviewed our patent portfolio and agreed to handle litigation related to certain of our patents on a contingency basis.

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
September 7, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	September 7, 2005
/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 7, 2005
Dr. Robert Ronstadt* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	September 7, 2005

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