Form 10-Q
period 2005-09-30
NANO PROPRIETARY  INC
filed 2005-10-28
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

    ☒  Yes    ☐  No

As of October 21, 2005, the registrant had 99,746,440 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$932,638	$901,585
Accounts receivable, trade - net of allowance for doubtful accounts	64,851	6,735
Prepaid expenses and other current assets	132,493	85,135

Total current assets	1,129,982	993,455

Property and equipment, net	111,067	141,373
Other assets	9,540	9,540
Total assets	$1,250,589	$1,144,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$184,099	$140,597
Obligations under capital lease	11,535	21,430
Accrued liabilities	72,623	74,956
Deferred Revenue	-	54,985

Total current liabilities	268,257	291,968

Obligations under capital lease	-	5,944

Total Liabilities	268,257	297,912

Commitments and contingencies	-	-

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 99,214,047 and 97,246,422 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	99,214	97,246
Additional paid-in capital	84,404,984	80,822,625
Accumulated deficit	(83,521,866)	(80,073,415)

Total stockholders equity	982,332	846,456

Total liabilities and stockholders equity	$1,250,589	$1,144,368

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Government contracts	$85,697	$90,501	$173,307	$222,179
Royalties	-	1,122	3,897	1,122
Other	160,220	8,850	226,072	55,548
Total Revenues	245,917	100,473	403,276	278,849

Research and development	620,079	635,105	1,875,371	1,916,512
Selling, general and administrative expenses	640,481	573,706	1,999,564	1,357,738
Royalty expense	-	-	-	500,000

Operating costs and expenses	1,260,560	1,208,811	3,874,935	3,774,250

Loss from operations	(1,014,643)	(1,108,338)	(3,471,659)	(3,495,401)

Other income (expense), net
Interest Expense	(381)	(1,224)	(2,287)	(3,493)
Interest Income	9,946	9,028	25,495	23,065
Other	-	-	-	125

Loss from continuing operations before taxes	(1,005,078)	(1,100,534)	(3,448,451)	(3,475,704)

Provision for taxes	-	-	-	-

Net loss	$(1,005,078)	$(1,100,534)	$(3,448,451)	$(3,475,704)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding

Basic and Diluted	99,179,808	96,800,352	98,729,768	96,450,666

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,448,451)	$(3,475,704)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	42,258	38,864
Gain on sale of fixed assets	-	(125)
Options issued for services	19,339	116,600
Non-cash variable option pricing expense	70,050	(297,300)
Changes in assets and liabilities:
Accounts receivable, trade	(58,116)	(20,131)
Prepaid expenses and other current assets	(47,358)	(71,233)
Accounts payable and accrued liabilities	(13,816)	115,185

Total adjustments	12,357	(118,140)

Net cash used in operating activities	(3,436,094)	(3,593,844)

Cash flows from investing activities:
Capital expenditures	(11,952)	(95,331)
Proceeds from sale of fixed assets	-	125
Net cash used in investing activities	(11,952)	(95,206)

Cash flows from financing activities:
Repayment of notes payable	(15,839)	(14,337)
Proceeds of stock issuance, net of costs	3,494,938	1,640,709

Net cash provided by financing activities	3,479,099	1,626,372

Net increase (decrease) in cash and cash equivalents	31,053	(2,062,678)

Cash and cash equivalents, beginning of period	901,585	3,564,570

Cash and cash equivalents, end of period	$932,638	$1,501,892

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2005 and 2004, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2004, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2.    Supplemental Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2005 and 2004, was $2,287 and $3,493 respectively. During the nine months ended September 30, 2005 and 2004, we had non-cash transactions related to variable option pricing and options issued to a consultant. These transactions are described in greater detail in Note 3.

3.    Stockholders’ Equity

In the nine months ended September 30, 2005, we issued 1,200,000 restricted shares of our common stock and received net proceeds of $3,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. We issued 767,625 shares of our common stock and received $494,938 in connection with the exercise of employee stock options, primarily by former employees.

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

In April 2001, the Company repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2003, the quoted value of the Company’s common stock exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid-in capital by the same amount in 2003. During the nine months ended September 30, 2004, the price of the Company’s common stock declined and closed at $2.13 on September 30, 2004. The Company reversed $297,300 of the previously recorded expense in the nine months ended September 30, 2004, as a result of this price decline. During the nine months ended September 30, 2005, the priced of the Company’s common stock increased from its closing price of $2.17 on December 31, 2004 to $2.41 on September 30, 2005. As a result, the company recorded $70,050 in non-cash option expense and increased additional paid-in capital by the same amount in the nine months ended September 30, 2005.

In the nine months ended September 30, 2005, the Company issued 20,000 options to a consultant, 10,000 with an exercise price of $2.54 per share and 10,000 with an exercise price of $2.86 per share. In connection with these options, the Company recorded $19,339 as an expense during the period. In the nine months ended September 30, 2004, we issued 100,000 options to a consultant with an exercise price of $3.08 per share. In connection with the options, we recorded $116,600 as an expense during the period.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    Contingencies

Litigation

We are a defendant in minor lawsuits described in greater detail in our 2004 annual report on Form 10-K/A. We expect any potential eventual payment to have no material affect on the financial statements.

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. The suit also contained three additional claims related to a Lanham Act violation by Canon, tortuous interference by Canon, and a breach of covenant of good faith and fair dealings against Canon. Canon filed its response in July 2005 denying liability in the matter. In September 2005, Canon filed a motion to dismiss Canon USA, Inc. from the case and dismiss the Lanham Act claim, the tortuous interference claim, and the breach of covenant of good faith and fair dealings. In October 2005, the judge in the case denied Canon’s motion to dismiss Canon, USA, Inc. and the breach of covenant of good faith and fair dealings claim. The judge granted Canon’s motion, without prejudice, to dismiss the Lanham Act claim and the tortuous interference claim. Dismissal without prejudice allows us to re-file these claims at any time if additional evidence supporting these claims becomes available to us in the discovery process. The first two claims described above were not at issue in the dismissal motion by Canon. The case is currently in the discovery phase and a trial date has been set for March 2007.

5.    Business Segments

Following is information related to our business segments for the nine months ended September 30, 2005 and 2004:

	ANI	EBT	All Other	Total
2005
Revenue	$403,276	$-	$-	$403,276

Profit (Loss)	(2,791,244)	-	(657,207)	(3,448,451)

Expenditures for
long-lived assets	8,297	-	3,655	11,952

2004
Revenue	$278,849	$-	$-	$278,849

Profit (Loss)	(3,122,054)	107,297	(460,947)	(3,475,704)

Expenditures for
long-lived assets	92,958	-	2,373	95,331

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

7.    Subsequent Events

We received $48,000 and issued 50,000 shares of common stock in connection with the exercise of stock options during the period from October 1, 2005 through October 21, 2005. We also issued 482,393 shares of our common stock for $1,000,000 in a private placement under rule 506 of Regulation D of the Securities Act of 1933.

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

Nine months ended September 30, 2005 and 2004

OVERVIEW

During the nine months ended September 30, 2005, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and other technologies. As more fully discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we expect to incur additional research and development expenses throughout 2005 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balance of approximately $1.7 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through the end of the first quarter 2006. We have a plan to achieve profitability in 2006. There can be no assurance that we will achieve profitability, or even break-even, in the future. To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $1.7 million as of the date of this filing is sufficient to allow us to maintain operations through at least the end of the first quarter 2006. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. The suit also contained three additional claims related to a Lanham Act violation by Canon, tortuous interference by Canon, and a breach of covenant of good faith and fair dealings against Canon. Canon filed its response in July 2005 denying liability in the matter. In September 2005, Canon filed a motion to dismiss Canon USA, Inc. from the case and dismiss the Lanham Act claim, the tortuous interference claim, and the breach of covenant of good faith and fair dealings. In October 2005, the judge in the case denied Canon’s motion to dismiss Canon, USA, Inc. and the breach of covenant of good faith and fair dealings claim. The judge granted Canon’s motion, without prejudice, to dismiss the Lanham Act claim and the tortuous interference claim. Dismissal without prejudice allows us to re-file these claims at any time if additional evidence supporting these claims becomes available to us in the discovery process. The first two claims described above were not at issue in the dismissal motion by Canon. The case is currently in the discovery phase and a trial date has been set for March 2007. Our attorneys are handling this on contingency, so continued activity in this case will not be an unmanageable drain on our resources.

In the nine months ended September 30, 2005, we received two new Small Business Innovation Research (SBIR) grants, totaling approximately $165,000, from the U.S. Air Force. One of these grants relates to the development of low-maintenance sensors, the other relates to carbon nanotube based radar applications. Both of the projects are expected to be completed by the end of first quarter of 2006.

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

In October 2005, we issued 482,393 shares of our common stock for $1,000,000 in a private placement under rule 506 of Regulation D of the Securities Act of 1933.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position remained virtually unchanged during the period. At September 30, 2005, we had cash and cash equivalents in the amount of $932,638 as compared with cash and cash equivalents of $901,585 at December 31, 2004. This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

As described in greater detail in the notes to the financial statements, we received net proceeds of $3,494,938 from the issuance of common stock related to private placements and option exercises during the nine months ended September 30, 2005 (the “2005 Period”), as compared with $1,640,709 from the issuance of common stock during the nine months ended September 30, 2004 (the “2004 Period”). The majority of the common stock issued in the 2005 Period was the result of the private placement in February 2005 in which 1,200,000 shares of stock were issued in exchange for net proceeds of $3,000,000.

Our cash used in operating activities decreased from $3,593,844 in the 2004 Period to $3,436,094 in the 2005 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. We expect our cash used in operating activities to decrease in future quarters in 2005 as a result of increasing revenues, while expenses remain relatively constant.

We used net cash of $95,206 for investing activities in the 2004 Period related to the purchase of research equipment, compared with cash used in investing activities related to equipment purchases of $11,952 in the 2005 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2005.

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

We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2005. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2006 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing.

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

RESULTS OF OPERATIONS

Our loss for the third quarter ended September 30, 2005 was $1,005,078 as compared with the loss of $1,100,534 for the same period last year. The main reason for the decreased loss in 2005 was the increased revenue in 2005. Our loss of $3,448,451 for the nine months ended September 30, 2005 was slightly lower than the loss of $3,475,704 for the nine months ended September 30, 2004. This decreased loss was the result of reasons set forth below. We expect our quarterly loss to be reduced in the fourth quarter of 2005 from the losses incurred in the first three quarters of 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our revenues for the quarter ended September 30, 2005, totaled $245,917 compared to $100,473 for the same quarter of 2004. For the nine-month period ended September 30, 2005 (the “2005 Period”), our revenues were $403,276 as compared with $278,849 for the nine-month period ended September 30, 2004 (the “2004 Period”). The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in the 2004 Period came from government contracts. In the 2005 Period, the majority of the revenue came from private sources. At the present stage of our development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter and may not be a significant source of operating cash for us. Our private research funding tends to come in large amounts at sporadic times.

We have three government programs in progress at September 30, 2005, and we have a revenue backlog of $77,289 related to those contracts. We have a total revenue backlog of $470,139 as of September 30, 2005. We had a total revenue backlog of $212,722 as of September 30, 2004, all of which related to one government contract. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

We incurred research and development expenses of $1,875,371 for the 2005 Period, which was similar to the amount of $1,916,512 incurred in the 2004 Period. The majority of our research and development expenditures are relatively fixed and include salaries and related cost, facilities costs, etc. The variable portion relates to spending on outside materials and consultants and was relatively similar from year to year. We expect total research and development expense to remain relatively constant in the fourth quarter of 2005. Research and development expenditures could increase if we received funding for any significant new projects, however that would result in an increase in revenue as well.

Our selling, general, and administrative expenses were $1,999,564 for the 2005 Period, compared with $1,357,738 for the 2004 Period - an increase of $641,826. The majority of this increase, or $367,350, was the result of a non-cash item related to variable option pricing. In April 2001, we repriced a total of 900,500 options to lower the exercise price of these options to $1.50, which was approximately 160% of the market price of the stock at the time of the repricing. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. In 2003, our common stock price exceeded the exercise price for the first time since the repricing and remained above it, closing at $2.73 per share on December 31, 2003. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in 2003.

During the nine months ended September 30, 2004, the price of our common stock declined and closed at $2.13 on September 30, 2004. We reversed $297,300 of the previously recorded expense in the nine months ended September 30, 2004, as a result of this price decline. During the 2005 Period, we recorded an additional expense of $70,050. The remainder of the increase relates primarily to human resource related costs, including salary and consulting fees paid to a new hire, as well as significant out of pocket expenses related to the Canon lawsuit, which were approximately $110,000 during the period. Our attorneys are handling the Canon litigation on contingency, however we are responsible for out of pocket costs, including local counsel in Austin Texas.

Our royalty expense was $500,000 in the 2004 Period. The royalty expense results from minimum payments due in connection with our Keesman patent license. We had no such expense in the 2005 Period. No further future minimum royalty payments are due under this agreement, and we expect royalty expense in future periods to be highly correlated with royalty income.

Our interest expense and interest income remained substantially the same in the two periods. Our only remaining interest expense relates to capital leases. Our interest income is a result of the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect both to remain relatively insignificant in the foreseeable future.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by Canon and/or Toshiba beginning in 2005, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon is improperly using our patented technology to produce surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that a joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, SED, Inc., is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. The suit also contained three additional claims related to a Lanham Act violation by Canon, tortuous interference by Canon, and a breach of covenant of good faith and fair dealings against Canon. Canon filed its response in July 2005 denying liability in the matter. In September 2005, Canon filed a motion to dismiss Canon USA, Inc. from the case and dismiss the Lanham Act claim, the tortuous interference claim, and the breach of covenant of good faith and fair dealings. In October 2005, the judge in the case denied Canon’s motion to dismiss Canon, USA, Inc. and the breach of covenant of good faith and fair dealings claim. The judge granted Canon’s motion, without prejudice, to dismiss the Lanham Act claim and the tortuous interference claim. Dismissal without prejudice allows us to re-file these claims at any time if additional evidence supporting these claims becomes available to us in the discovery process. The first two claims described above were not at issue in the dismissal motion by Canon. The case is currently in the discovery phase and a trial date has been set for March 2007.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: October 28, 2005	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2005	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Marc W. Eller

32.2	Section 1350 Certificate of Douglas P. Baker