Form 10-K
period 2005-12-31
NANO PROPRIETARY  INC
filed 2006-03-02
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005; or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of registrant as specified in its charter)
TEXAS (State of Incorporation)	76-0273345 (IRS Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.
Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2005 of $2.20, was approximately $216 million.

As of February 24, 2006, the registrant had 100,496,440 shares of Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐    No  ☑

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

Item 1.   Business.

DESCRIPTION OF BUSINESS

General

Nano-Proprietary, Inc. is engaged in the development of proof of concepts of products and materials, and the performance of services based principally on novel applications of carbon nanotube technology, as well as other nanotechnology areas based on intellectual property and expertise that we have developed over the years. We were incorporated in Texas in 1987 and completed our initial public offering in 1993. Our initial focus was on a next generation display technology called field emission display (“FED”). The majority of our research over the years has been related to FED technology, and we have accumulated significant intellectual property in this area. FED technology has evolved significantly over the life of the company, and we have been at the forefront of that evolution, accumulating intellectual property at each step of the way. We believe our FED intellectual property will be required by any entity that develops a display using this technology. As discussed in greater detail under the heading “Display activities”, our FED technology includes both carbon nanotube based field emission displays and thin-film based field emission technology, such as the technology recently introduced by Canon and Toshiba referred to as SED.

While focusing primarily on FED technology, over the years we have performed research in many other areas. Much of this research was an outgrowth of our work in the FED area. This research was in other display technologies, used processes learned while we were working with FED technology, used raw materials used in our FED research, or capitalized on other unique capabilities within our organization. As a result we have developed significant intellectual property in the area of sensor technology and other areas beyond the FED technology. At present, we have over 250 total patents, including 116 issued, 99 pending, and 26 provisional.

Research and Development

As a result of our focus on developing and protecting our intellectual property, we spend significant amounts on research and development. We spent $2,525,292, $2,611,583, and $1,861,660 on research and development in the years ended December 31, 2005, 2004, and 2003, respectively. This represents approximately 48%, 52%, and 38% of our total operating costs and expenses in 2005, 2004, and 2003, respectively. We expect to continue to invest heavily in research and development and expect our research and development costs for 2006 to be in excess of 50% of our operating costs.

Business  Segments

Our operations currently consist of three reportable business segments.

Applied Nanotech, Inc.  ANI is the main focus of our current efforts. It was incorporated in January 1997 and is developing our proprietary carbon nanotube and related technology. Accordingly, our research is focused in the broad area of carbon nanotube technology and its application to the display, electronics, sensor, medical, x-ray, and other industries. Our development plans for this technology are discussed later in this report.

Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 and initially focused on developing sun-readable display products for outdoor use.  Its primary product initially was an electronic billboard that would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. The focus of EBT was rapidly shifted to displays for indoor use that could be used as part of an overall point of purchase advertising program. We also developed a patented product called the E-Window™, as well as patents surrounding the process of communicating with electronic displays for the purpose of  placing advertisements. In 2002, we restructured EBT and stopped selling products directly and instead limited ourselves to licensing our intellectual property. We did this to focus on our business at ANI, which had higher potential in the short run and was less capital intensive. At the present time, we are pursuing license agreements related to our intellectual property in this area, although we are not currently spending money to further develop EBT’s technology.

Other.  We also incur general overhead to operate Nano-Proprietary that is not associated with any specific subsidiary or other segment. This overhead is the approximate cost of being a public company, which is the amount in excess of that which might be incurred by a private company performing these same activities. To the extent that EBT is basically inactive, information relative to this segment is not that meaningful.

Following is a summary of revenues, net loss, and total assets for each segment for each of the last three years.

	2005	2004	2003
Revenues
ANI	$565,660	$382,522	$773,959
EBT	$—	$—	$—
Other	$—	$—	$—
Total Revenues	$565,660	$382,522	773,959

Net loss from continuing operations
ANI	$(3,730,450)	$(4,030,353)	$(2,890,175)
EBT	$(3,734)	$106,251	$(361,784)
Other	$(927,350)	$(687,924)	$(962,243)
Total	$(4,661,534)	$(4,612,026)	$(4,214,202)
Assets
ANI	$301,870	$310,005	$1,424,724
EBT	$—	$—	$527
Other	$886,111	$834,363	$2,358,766
Total	$1,187,981	$1,144,368	$3,784,017

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

Display activities

Our main focus for virtually the entire life of Nano-Proprietary has been on Field Emission Display (“FED”) technology. We have performed significant research and accumulated significant intellectual property in this area. Field emission display is a next generation display technology that is ideally suited for use in large flat screen televisions, with “large” being defined as 50-inch diagonal or greater. TVs using FED technology are intended to compete with and improve on the plasma, projection, and CRT displays currently available in the large screen TV market. FED technology can also be used for large outdoor electronic displays in products such as roadside billboards, stadium displays, and other outdoor electronic signs. We have developed an extensive patent portfolio covering numerous aspects of FED technology.

Carbon-nanotube based large area flat screen color field emission displays. Because of cost advantages carbon nanotubes are currently the preferred method in the display industry for construction of large area flat screen color TVs using FED technology. As discussed in more detail in the Technology Agreements section below, we licensed 6 patents from Till Keesman in 2000. These patents are basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (No. RE38,223 E) was reissued in August 2003. This reissuance strengthened and reinforced the basic nature of this patent. It is our belief that any company using a carbon nanotubes in an emission mode, regardless of application, will be required to license this, and other patents from us. No companies have yet obtained the right to use this patent from us. We have an equally significant patent that we refer to as the Raman Spectrum patent. This patent covers all carbon based FEDs, regardless of whether the emission is from carbon nanotubes, carbon films, or other forms of carbon.

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

We have also developed our own proofs of concepts of carbon nanotube based field emission display TVs. We currently have both a 14-inch monochrome and a 14-inch color proof of concept that we built internally. We have also developed a 25-inch color prototype in conjunction with a consortium of Japanese component manufacturers. Each member of the consortium contributed its own particular expertise to the prototype at its own expense. The purpose of the 25-inch color prototype was to demonstrate that scalability is not an issue with the carbon nanotube-based field emission display. It was built to specifications enabling it to be expanded to a 60-inch display; however, it was built at 25 inches due to cost considerations. We completed the 25-inch color prototype in the fall of 2005, and it is our goal to start a pilot line with a major manufacturer and license the technology. This manufacturer could be one that has done extensive work on its own related to carbon nanotube based field emission displays, or one that perceives itself as behind the curve in this area and would use this as an opportunity to catch up to others in the area. Other members of the consortium would have the opportunity to become equipment suppliers, component manufacturers, or manufacturers of carbon nanotube based TVs.

Other large area flat screen color field emission displays. Canon, Inc. and Toshiba have jointly developed a large area flat screen color TV based on our FED technology. Canon and Toshiba have announced that they have formed a joint venture to manufacture components for this TV, have constructed a manufacturing line, demonstrated this product at the January 2006 consumer electronics show in Las Vegas, and announced that they would have product available in the fall of 2006. We signed a non-exclusive license with Canon in 1999 that covered substantially all of our field emission patents, but excluded the basic carbon nanotube patent and specific applications for the other field emission display patents including, but not limited to, large area color displays. Toshiba and the joint venture formed by Canon and Toshiba have no licenses from us. It is our belief that all entities involved will require licenses from us in order to manufacture and sell large area flat screen color TVs using this FED technology. The license agreement with Canon is currently the subject of litigation. See Item 3 of this Annual Report on Form10-K for further information on this litigation.

HyFED™ - We have developed a new display technology that we call the HyFED™. We expect the HyFED™ to be phased in as an improvement to the way our FED technology will be used in the large area color displays previously described. HyFED™ combines what we believe to be the best properties of CRTs and our field emission technology. We expect the HyFED™ to significantly cut the cost of the drivers used in a field emission display. In January 1999, we formed an International Development Team to develop the first HyFED™ based on our FED technology. The International Development Team was composed of six organizations - four from Japan, one from Europe, and ourselves. The International Development Team completed a working four-inch monochrome prototype of the HyFED™ in January 2000. The team was expanded and developed a prototype with an active gray scale. Each member of the team was focused on the development of a specific portion of the prototype and members funded their own portion of the work. Work on the HyFED™ has been frozen until our basic FED technology is being used in the production of large area color TVs. These team members will be given the first opportunity to license the HyFED™ technology. We expect to license our HyFED™ technology in the future, although there is no assurance that this will occur.

Backlights for displays. Our carbon nanotube technology is ideally suited to be developed as a backlight for other types of displays, such as LCDs and we have performed some initial research in this area. Many other significant companies have also performed research in this area. Successful development of a backlight device using carbon nanotubes will require a license to our intellectual property.

PETS for medium resolution large area electronic billboards- The PET, or Picture Element Tube, is a basic display device that could be used in many display applications in addition to electronic billboards. The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them. We have currently licensed a previous version of field emission display technology that is not based on carbon nanotubes to a large Japanese display manufacturer that is now working internally to complete development of the product.

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

In the large area flat screen color TV industry, the primary competition comes from plasma panel displays, LCD displays, organic LED displays, and color picture tubes. We believe our technology, when fully developed, will primarily compete with plasma displays and LCD displays, and generally compares favorably visually and technically with both types of displays. In addition, carbon nanotube based field emission displays are expected to be less costly than plasma displays. LCD displays have quality issues related to the viewing angle and are generally not economical once the size exceeds 45 inches, and therefore are not considered strong competition because our technology is targeted at displays greater than 50 inches. Several companies are currently developing backlights for LCDs using carbon nanotubes. Successful development of a carbon nanotube backlight would require a license to our intellectual property.

Sensors

Overview. We have greatly expanded or work and intellectual property in the area of sensors, including biosensors, hydrogen sensors, carbon monoxide sensors, and other sensors. This is becoming an increasingly important part of our business and we expect it to become even more important in the future.

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

The first is a development, purchase, and license agreement with Kelman, Ltd., an international company which operates primarily in the area of power products, transformer services, and emission monitoring products. The agreement, signed in July 2005, gave the licensee the exclusive right for the use of the technology for the measurement of hydrogen in power transformer products, if certain minimum royalty payments are made. ANI provided pre-production design, development, and engineering work. The licensee will pay a royalty of 10% of the sales of the products containing the hydrogen sensors. In order to maintain its exclusivity, Kelman must make cumulative minimum royalty payments of $1.0 million by June 30, 2006, $2.5 million by June 30, 2007, and $4.5 million by June 30, 2008. Due to a redesign of the hydrogen sensor, the introduction of Kelman’s product has been delayed beyond the date anticipated when the agreement was signed. It is likely that the time period for the previously mentioned minimum royalty payments will be extended by some amount of time.

We also have a research and development agreement with KRI, Inc, the research and development subsidiary of Osaka Gas Co. Ltd., the second largest gas utility company in Japan, to develop a hydrogen sensor for automotive fuel cell applications. This contract is the result of a joint proposal submitted by KRI and ANI to NEDO, the New Energy Industrial Technology Development Organization established by the Japanese Government in 1980. The initial phase of the project was completed by the end of 2005, and we are currently seeking additional funding in this area.

Carbon Monoxide Sensors. We have developed a carbon monoxide sensor that is based on a “gated” metal oxide approach that allows the sensor to operate without heating, as compared with most carbon monoxide sensors that require heating to greater than 250 degrees Celsius. Our carbon monoxide sensor was originally developed in connection with a SBIR phase I government contract with the Department of Defense. We expect to receive a SBIR phase II contract to continue development to of this sensor. Our approach to the carbon monoxide sensor allows the sensor to operate at low power with instant-on operation. The sensor will be specific to carbon monoxide with no cross sensitivity to other gases and elements and is also easily portable and highly sensitive.

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

Shimane Institute of Technology. We recently completed a research and development agreement with Shimane Institute for Industrial Technology (SIIT) to develop a new aluminum alloy using carbon nanotubes that has thermal conductivity 4-5 times greater than aluminum metal. SIIT is a technology organization fully supported by the government of Shimane Prefecture, Japan. We recently completed the first phase of the contract and are negotiating a second phase of the project to continue development. Applications include any microelectronic device that generates heat, including circuit boards for computers and high powered radar. These alloys can also improve the strength of the aluminum without adding weight.

Photoscrub™ Technology. We developed a concept called Photoscrub™ which is based on an air purification technology originally developed by one of our strategic partners, Andes Electric Co., Ltd. The Photoscrub™ is a thin film coating on a flexible fiberglass cloth that decomposes pollutants at the molecular level in liquids and gases. The 2006 Defense Appropriations Bill signed by President Bush in December 2005 included $1 million in funding for ANI to improve the efficiency of the concept and explore other air purification concepts.

Large Sporting Goods Manufacturer. In September 2005, we signed a development contract with a large sporting goods manufacture to develop nanocomposites to be used in the manufacturer’s sporting equipment. ANI will receive $240,000 for the initial phase of the project, which is expected to last approximately one year. The goal of the project is to improve the existing base materials currently used by the contractor to make the equipment stronger, lighter, and more powerful.

Competition. Since this is a developing area of nanotechnology, there are not established competitors. Our competition would come from companies working with other materials. Since each project is unique, there are not necessarily established competitors in the market.

Other Electronic Applications

We are working in several other areas that have grown out of our basic work in the FED area. These technologies are related to previously discussed applications in that they use common materials, such as carbon nanotubes, use similar processes, capitalize on knowledge that we have gained in our research in other areas, or take advantage of unique capabilities of our technical staff. Following is a summary of some of these technology areas.

Cathodes. We have developed a carbon nanotube cold cathode electron source, which can be utilized for many non-display related applications such as x-ray tubes, medical devices, microelectronics, low-power thrusters, CRT electron guns, wireless communications, and polluted air scrubbing. In previous years we sold cathodes using this technology to Oxford Instruments for use in their portable Horizon 600 hand-held XRF Spectrometer, an X-ray device used for alloy sorting, materials identification, and inorganic analysis. These cathodes use our proprietary carbon nanotube technology, however Oxford Instruments claims that they discontinued use of these cathodes in their product and moved to a different technology.

Memory Chips. We have a license option agreement with the University of Texas at Austin to further the development of a next generation memory chip using the university’s information storage technology based on thin photo-conductive films. The ultimate goal is to make a low cost non-volatile memory device with increased capacity. We have demonstrated an initial proof of concept of the technology and in the next step we will be designing, fabricating, and optimizing a 10,000-bit proof of concept using this technology. We have had initial discussions with major chip manufacturers regarding this technology, however additional development work is needed before these manufactures are willing to enter a license agreement. We retain our exclusive right to license this technology, including the right to sublicense, within certain pre-defined parameters through the end of 2006.

Shimane Masuda Electronics. We completed a development project with Shimane Masuda Electronics (“SME”) in 2005. Upon completion of this project we entered into an agreement with SME to establish a joint pilot line for the development and production of carbon nanotube electron emission based lighting devices. This pilot line will be located in an SME facility, and SME will supply all necessary equipment and personnel to develop, engineer, and operate the line. ANI will contribute technical support, intellectual property, and know-how. The pilot period is expected to be completed by June 30, 2006, and should SME decide to go into volume production, they will license ANI’s technology for an upfront payment of 10 to 25 million yen (approximately $85,000 to $213,000 at current exchange rates) and an ongoing royalty rate of 5% of all product sales using CNT electron sources. SME’s territory will be limited under the license to products sold in Asia.

Competition. Numerous other companies are working with other technologies with the goal of achieving results similar to the goals of our technology. The ultimate success of products using our technology will be dependent up on the results of our research compared with results achieved by others.

EBT

Electronic Display Products.  EBT was formed to develop sun-readable display products for outdoor use.  We quickly expanded our focus to large area displays for indoor use that would compete with Plasma and could be used as part of an overall point of purchase advertising program and developed a patented product called the E-Window™. We restructured EBT, stopped selling products directly, and instead limited ourselves to licensing our intellectual property. At the present time, we are not developing the technology further, but are actively pursuing technology licenses at EBT.

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

Communication patents. We have applied for patents covering a system of selling advertising for electronic displays over the internet and other digital networks. The first of the patents, which was filed in April 2000 with a priority date of April 1999, was recently allowed in February 2006. The allowed claims on this patent relate to methods, systems and computer programs that facilitate displaying advertising information on multiple indoor or outdoor electronic displays. We have also applied for similar patents and have applications pending in Europe, Canada, Korea, and Japan.

With the exponential growth that digital advertising is currently experiencing, we expect these patents to have significant value, and we expect to generate significant revenue in 2006 as a result of these patents. These patents apply to situations where the placement of digital ads is remotely controlled using the internet and other digital networks. Examples of locations where these displays may be located include high traffic locations such as airport or trains stations, indoor and outdoor sports arenas, digital point of purchase and other advertising in national, regional, and local retailers, as well as other high traffic locations. We expect to generate revenue with these patents by licensing them to others, or combining our resources with industry leaders to deploy the technology resulting from this intellectual property, or through some combination of these two methods.

Competition Our E- Window™ product is a unique patented product. It does, however, face competition from a variety of other indoor display products from a variety of sources. Our success in this area will be dependent on the ability of licensees to successfully market our products. Our communication patents are unique and any organization involved in digital advertising using these methods will require a license. Competition would come from more manual and less efficient methods of deploying the advertising.

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

Technology Agreements

Till Keesman. We have licensed certain patents related to carbon nanotube technology from Till Keesman (“the Keesman patents”). We licensed 6 patents in 2000 in exchange for a payment of $250,000. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed. These patents cover areas using the emission from a carbon nanotube, such as displays. There are other areas of carbon nanotube technology, such as biosensors, that are not based on an emission from the carbon nanotube, and therefore would not require payment of a royalty under this license agreement.

MCC. We acquired 62 patents and patent applications related to the carbon film based field emission technology from MCC in 1998.  We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. Based on the expenses incurred and cost of maintaining the patents, it is considered remote that we will be required to pay MCC any royalties at any time in the future.

Intellectual  Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of 116 issued patents, 4 allowed patents, 99 patent applications pending before foreign and United States Patent and Trademark Offices, 26 provisional patent applications, and 4 published patents. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to the carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be extremely valuable.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $208,211 of revenue in 2005, $305,721 in 2004, and $339,790 in 2003 related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2005, we have three grants in process that have minor amounts of revenue yet to be recognized. We also have commitments for three additional grants which, in total, will result in approximately $2.5 million of future revenue. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

As of February 24, 2006 we had 29 full-time employees, including 4 executive officers. Within the next twelve months, based on new government contracts that we have received and expect to receive, we likely will hire two to four additional employees to support our plans for increasing research levels. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

Available Information

Our website is http://www.nano-proprietary.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. During the period covered by this report, the Company made its periodic reports on Form 10-K, and Form 10-Q and its current reports on Form 8-K and amendments to those documents available on its website as soon as reasonably practicable after those reports were filed with or furnished electronically to the Securities and Exchange Commission. The Company will continue to make such reports and amendments to those reports available on its website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

Item 1A.   Risk Factors

Our success is dependent on our principal technologies

Our technologies, which include sensors, field emission displays, nano-electronics, and functional nano-materials, are emerging technologies. Our financial condition and prospects are dependent upon our licensing these technologies to others. Additional R&D needs to be conducted on many of our technologies before others can produce products using this technology. Market acceptance of products using our technology will be dependent upon the acceptance within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

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

Our technology development is in its early stages and the outcome is uncertain

Our many applications of nanotechnologies, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products, in addition to the cathodes that we have developed that currently use carbon nanotube technology. We have developed proof of concepts of potential products based on carbon nanotube technologies. In some cases, we are developing products jointly with others based on our technology. Upon successful completion of the development process, our development partners will be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process.

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures, and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. We also anticipate receiving up-front license fees in 2006.

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

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 24, 2006, we had 29 full-time employees. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others.

We may not be able to provide system integration

In order to prove that our technologies work and will produce a complete product, we must ordinarily integrate a number of highly technical and complicated subsystems into a fully integrated prototype. There is no assurance that we will be able to successfully complete the development work on some of our proposed products or that there will ultimately be any market for those products.

Many products that may be developed using our technology will have to be integrated into end-user products by manufacturers of those products. Although we intend to develop products to be integrated into existing manufacturing capabilities, manufacturers may be required to make modifications to, or expand their manufacturing capabilities. Manufacturers may not elect to integrate products using our technology into their end-user products, or they may not devote adequate resources to modifying their manufacturing capabilities so that our technologies can be successfully incorporated into their end-user products. The complexity of integration may delay the introduction of products using our technology.

Rapid technological changes could render our technology obsolete and we may not remain competitive

The display industry and other industries in which we compete are highly competitive and are characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Many of our competitors have greater financial, managerial, distribution, and technical resources than we do. We will be required to devote substantial financial resources and effort to further R&D. There is no assurance that we will successfully differentiate our technology from our competitors' technology, or that we will adapt to evolving markets and technologies, develop new technologies, or achieve and maintain technological advantages.

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

The health effects of nanotechnology are unknown

There is no scientific agreement on the health effects of nanomaterials, but some scientists believe that in some cases, nanomaterials may be hazardous to an individual’s health or the environment. The science of nanotechnology is based on arranging atoms in such a way as to modify or build materials not made in nature; therefore the effects are unknown. The Company takes appropriate precautions for its employees working with carbon nanotubes and believes that any health risks related to carbon nanotubes used in potential products can be minimized. Future research into the effects of nanomaterials in general, and carbon nanotubes in particular, on health and environmental issues may have an adverse effect on products using our technology.

The loss of key personnel could adversely affect our business

Our future success will depend on our ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel may be intense. We may not be able to attract and retain all personnel necessary for the development of our business. In addition, much of the know-how and processes developed by us reside in our key scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on us until we are able to replace those personnel.

We have a history of net losses

We have a history of net losses. From our inception through December 31, 2005, we incurred net losses of approximately $85 million. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999.  We have incurred net income and  losses as shown below:

Year Ended December 31	Net Income (Loss)

1995	($14,389,856)
1996	($13,709,006)
1997	($6,320,901)
1998	($3,557,548)
1999	$1,118,134
2000	($7,671,014)
2001	($5,081,559)
2002	($4,908,856)
2003	($4,214,202)
2004	($4,612,026)
2005	($4,661,534)

Although we expect to be profitable in the future, we may not be.  Our profitability in 2006 is dependent on the signing of additional license agreements or obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability.   In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.

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

We expect to license our technology to be used in other applications. See additional discussion in the risk factor “Our technology development is in its early stages and the outcome is uncertain”. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there is no assurance that will occur.

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

Our revenues have been dependent on government contracts in the past

In many years, a significant part of our revenues is derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past eleven years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%

We currently have commitments for future government funding of approximately $2.6 million. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

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

As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation (“MCC”), we have acquired rights to develop and commercialize certain research technologies. In certain cases, we are required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicensees. We also have to pay for the costs of filing and prosecuting patent applications. The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. We consider it unlikely that any royalty payments would be required to be made to MCC based on the substantial amounts of revenues that would have to be generated to offset the costs of maintaining the patents over the years.

We have also licensed certain patents related to carbon nanotube technology from Till Keesman (“the Keesman patents”). We licensed 6 patents in 2000 in exchange for a payment of $250,000. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. No license agreements have yet been signed that involve the Keesman patents. Certain of the products that we are developing may, in part, be based on some of the patents that we have licensed.

We may have future capital needs and the source of that funding is uncertain

We expect to continue to incur substantial expenses for R&D, product testing, and administrative overhead. The majority of R&D expenditures are for the development of our technologies. Some of the proposed products using our technology may not be available for commercial sale or routine use in the immediate future. Commercialization of existing and proposed products that would use our technology may require additional capital in excess of that currently available to us. A shortage of capital could prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products using our technology will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our activities and/or seek additional financing from other sources. We may seek additional financing through the offer of debt, equity, or any combination of the two at any time, although we do not expect to seek any significant additional financing for the remainder of the year.

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves and we believe our current cash levels are sufficient to fund operations until we reach that point. We have the existing resources, including expected revenue, to continue operations for a period through at least the end of 2006. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We intend to raise additional capital through debt or equity offerings, only if necessary. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

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

We are exposed to litigation liability

We have lawsuits that arise in the normal course of business. We have been subject to litigation in the past and have settled litigation in the past that has in rare instances resulted in material payments. We expect all current lawsuits to be resolved with no material negative impact on our financial statements, and we are unaware of any other potential significant litigation. If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.

As described in more detail in Item 3, we are the plaintiff in litigation against, Canon, Inc. While there is risk associated with any litigation, we expect no negative impact on our financial condition as a result of this litigation.

Item 1B.  Unresolved Staff Comments

None.

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

 Item 3.   Legal Proceedings

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by SED, Inc. and sold by Canon and/or Toshiba beginning in 2006, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon’s license does not cover its surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that SED,Inc., the joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba.

The suit also contained three additional claims related to a Lanham Act violation by Canon, tortious interference by Canon, and a breach of covenant of good faith and fair dealings against Canon. Canon filed its response in July 2005 denying liability in the matter. In September 2005, Canon filed a motion to dismiss Canon USA, Inc. from the case and dismiss the Lanham Act claim, the tortious interference claim, and the breach of covenant of good faith and fair dealings. In October 2005, the judge in the case denied Canon’s motion to dismiss Canon, USA, Inc. and the breach of covenant of good faith and fair dealings claim. The judge granted Canon’s motion, without prejudice, to dismiss the Lanham Act claim and the tortious interference claim. Dismissal without prejudice allows us to re-file these claims at any time if additional evidence supporting these claims becomes available to us in the discovery process. The first two claims described above were not at issue in the dismissal motion by Canon. The case is currently in the discovery phase and a trial may occur as soon as March 2007. We believe that the ultimate resolution of this matter will not have a negative impact on the consolidated financial statements of the Company.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.   Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value, trades on the OTC Bulletin Board system under the symbol “NNPP”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the OTC Bulletin Board system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low

2004	First Quarter	$3.23	$1.98
	Second Quarter	$2.70	$1.38
	Third Quarter	$2.14	$1.29
	Fourth Quarter	$2.52	$1.80

2005	First Quarter	$3.53	$2.01
	Second Quarter	$3.99	$1.56
	Third Quarter	$2.81	$1.86
	Fourth Quarter	$2.45	$1.97

2006	First Quarter (through February 24, 2006)	$2.68	$2.05

On February 24, 2006, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $2.55.  As of February 24, 2006, there were approximately 350 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Recent Sales of Unregistered Securities

In October 2005, we issued 482,393 shares of our common stock for $1,000,000 in a private placement under Rule 506 of Regulation D of the Securities Act of 1933 to the Pinnacle Fund, LP.

Item 6. Selected Financial Data

	2005	2004	2003	2002	2001

Revenues from continuing operations	$565,660	$382,522	$773,959	$1,414,848	$1,101,951

Income (loss) from continuing operations	$(4,661,534)	$(4,612,026)	$(4,214,202)	$(4,683,419)	$(4,850,770)

Income (loss) from continuing operations per share	$(0.05)	$(0.05)	$(0.05)	$(0.07)	$(0.07)

Total assets	$1,187,981	$1,144,368	$3,784,017	$321,955	$1,839,055

Long-term obligations	$—	$5,944	$27,353	$46,283	$121,651

Net shareholders’ equity (deficit)	$859,339	$846,456	$3,552,829	$(2,460,595)	$(945,614)

Cash dividends per common share	$—	$—	$—	$—	$—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2005, and the results of operations for the years ended December 31, 2005, 2004 and 2003. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

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

OUTLOOK

We expect our cash needs for 2006 to be approximately $6.0 million. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2006 than was received in 2005. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $6.0 million of revenue. As of February 24, 2006, we have approximately $2.0 million in cash to cover any potential revenue shortfall that may occur for the year. Our cash balance includes $1.5 million from equity that we raised in February 2006. We do not expect to need to raise any additional equity in 2006.

Our plan is to generate sufficient revenues in 2006 to achieve breakeven or better; however, losses may continue as we continue to fund the development of field emission technology, sensors, nano-electronics, and nanomaterials. There can be no assurances that we will be profitable in the future.  Full commercial development of our technology may require additional funds in the future.   We expect to continue our concentrated research and development of ANI’s technology in 2006.

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

Stock based compensation - We have granted stock options to employees and others. In addition, all employees have the opportunity to earn additional goal-based option awards each year. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. Up until this time, we have accounted for stock based compensation under the provisions of APB 25 and disclosed pro-forma compensation expense calculated using the Black-Scholes model in the footnotes to the financial statements.

We will be required to adopt the provisions of SFAS No. 123R in the financial statements for the quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, pro-forma presentation is no longer allowed, and we will be required to record compensation expense for option grants in the financial statements. It is likely that implementation of SFAS No. 123R will have a material impact on our financial statements. The exact impact cannot be predicted because it is dependent on future factors that can not be determined at the present time, such as the volatility of our common stock and the number of options granted. Had we been accounting for stock based compensation using SFAS 123 during the period covered by the report, the effect would have been as shown in the following table:

	2005	2004	2003
Net Loss
As reported	$(4,661,534)	$(4,612,026)	$(4,214,202)
SFAS No. 123 Charge	1,182,482	2,259,387	552,927
Pro Forma	(5,844,016)	(6,871,413)	(4,767,129)
Net income (loss) per common share - basic and diluted
As reported	$(0.05)	$(0.05)	$(0.05)
Pro Forma	$(0.06)	$(0.07)	$(0.05)

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We recorded impairment charges in 2002, but did not identify any impaired items in 2003, 2004 or 2005. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2005 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $897,247 at December 31, 2005, which was approximately the same as the cash balance of $901,585 at December 31, 2004. Our working capital was approximately $700,000 at both December 31, 2005 and 2004. During the same period, our current ratio remained relatively constant at approximately 3.3 to 1.

The principal source of our liquidity has been funds received from exempt offerings of common stock. Cash provided by financing activities was $4,519,913, $2,037,390, and $7,267,465 in 2005, 2004, and 2003, respectively. Of this, the majority came from private placements of our common stock in the amounts of $4,000,000, $1,065,000, and $4,812,943 in 2005, 2004, and 2003, respectively. The majority of the balance of the cash provided by financing activities in all years came from proceeds from the exercise of stock options by current and former employees. The larger than normal amount of fundraising activity in 2003 was the result of a conscious decision to raise money to solidify our financial condition and to insure that we had sufficient funds to last through the end of 2004 regardless of the revenue received in 2004, which accounts for the relatively small amount of fundraising in 2004. The fundraising activity in 2005 was to provide operating funds for 2005.

We completed another private placement of our common stock in February 2006. We raised a total of $1.5 million by issuing 750,000 shares of our common stock to provide liquidity until we reach breakeven. As of February 24, 2006, our cash balance is approximately $2.0 million. This combined with expected revenue is enough for us to operate into 2007, even if there were no significant new positive developments. We may receive additional funds from the exercise of warrants, although there is no assurance that warrants will be exercised. We may receive additional funds from the exercise of employee stock options, although a significant portion of the funds received from stock option exercises in 2005, 2004 and 2003 was from former employees that had options expiring in 2003 and 2004. There are no remaining options held by former employees and only minimal options expiring in 2006.

In the unlikely event that we need additional funds in 2006 beyond the amount that we have as of the date of this filing and those that we expect to receive as revenues, we may seek to sell additional debt or equity securities. We have no plans to do this, however. While we expect to be able to obtain any funds needed for operations, there is no assurance that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

Net cash used in operating activities was $4,507,579 in 2005, $4,581,513 in 2004, and $3,716,964 in 2003. The cash used in operations was primarily the result of the net losses incurred in each year. We expect a reduction in cash used in operating activities in 2006 as the result of an expected increase in revenues. We have a plan to generate positive cash from operations; however, since that will require significantly increased revenues, there is no assurance that will be achieved. Such significantly increased revenues would most likely result from license agreements with significant up-front payments, or substantial research contracts. The cash used in operations was virtually unchanged from 2004 to 2005. The increase in the cash used in operating activities from 2003 to 2004 was primarily the result of three factors: A decrease in revenue of roughly $400,000, an increase in royalty payments of approximately $100,000, and generally increased spending on research and development, particularly related to prototype displays.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2006. No material commitments exist as of December 31, 2005, for future purchases of capital assets.

A summary of our contractual cash obligations at December 31, 2005 is as follows:

Contractual Obligations	Total	2006	2007	2008	2009
Notes payable including interest	$—	$—	$—	$—	$—
Long-term debt including interest	—	—	—	—	—
Operating leases	207,003	131,891	34,862	21,000	19,250
Capital leases including interest	4,368	4,368	—	—	—
Total contractual cash obligations	$211,371	$136,259	$34,862	$21,000	$19,250

During 2003, all convertible notes payable were converted into common stock and all long-term debt was paid in 2003 as well. We currently have no notes payable or long-term debt. We believe that we have currently have the cash available to meet our cash requirements for fiscal 2006.

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

Revenues. Following is a summary of revenues for the three years covered by this report.

	2005	2004	2003

Government Revenues	$208,211	$305,721	$339,790
Futaba Contract Research	$—	$—	$400,000
Total ANI Revenues	$565,660	$382,522	$773,959
Total EBT Revenues	$—	$—	$—
Total Revenues	$565,660	$382,522	$773,959

Revenue backlog at December 31	$2,764,000	$130,000	$425,000

All of the revenues during the 3-year period came from ANI. The Government revenues in 2003 and 2004 resulted from a project for the Department of Defense (“DOD”) being done in conjunction with Northrop Grumman. The Government revenues in 2005 came from the same Department of Defense grant plus two new SBIR Phase I grants from the Department of Defense. The Futaba revenues in 2003 resulted from the completion of a project started in 2001. EBT changed its business model in 2002 and no longer sells products. EBT is pursuing licenses for its technology, but is not currently actively pursuing further development of its technology. EBT had no revenue in any of the years presented.

The revenue backlog as of December 31, 2005 results primarily from six government programs. In addition, we have a backlog of $180,000 related to a project being done for a large sporting goods manufacturer. The revenue backlog at both December 31, 2004 and 2003 consists of revenue related to our project being done in conjunction with Northrop Grumman for the Department of Defense.

We expect revenue to be significantly higher in 2006 than in 2005 and we plan to generate minimum revenues in 2006 of $5.0 million at ANI. We have specifically identified approximately $3.7 million of potential revenue for 2006, although there is no guarantee that these revenues will be obtained, and expect the remaining $1.3 million to come from some of the many opportunities currently being explored. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even $3.7 million in revenue will be achieved. All of the $3.7 million in revenue is from customers with whom we have existing relationships and have previously recognized revenue of some amount. We are actively pursuing revenue producing contracts from numerous additional sources in several different areas.

Of the $3.7 million of specifically identified revenues, we expect a minimum of $1.7 million to come from government contracts. There is approximately $100,000 of revenue yet to be recognized on the three previously mentioned projects that resulted in revenue in 2005. In addition, we have been notified by the Department of Defense of its intent to award two SBIR Phase II awards as continuations to the two SBIR Phase I awards that we are currently in the process of completing. Each of these awards are expected to be approximately $750,000 and are expected to start in the second quarter of 2006. In addition, ANI received funding of $1 million to develop its PhotoscrubTM concept. This project is expected to start no later than the second quarter of 2006. In addition, we have applied for, and expect to receive additional SBIR Phase I grants during 2006.

The non-governmental revenue specifically identified as part of the $3.7 million is expected to come from Kelman related to the sale of hydrogen sensors and royalties from Kelman products containing the sensors, from SME upon completion of the prototype line that it is building and from other existing customers. We have many additional opportunities beyond those quantified above and expect our revenues at ANI to exceed the minimum of $5.0 million for ANI to break even.

We also expect EBT to generate significant revenue in 2006 as a result of licensing its intellectual property. In particular, we expect to license the communication patent described in more detail in the description of Business section of this Annual Report on Form 10-K

Cost of sales. Because we do not ship products or provide homogenous services, we do not incur costs of sales in the traditional sense. We do keep track of our costs on individual projects, but because there is a wide variation in cost percentages, presenting cost of sales information is not meaningful. Government sponsored research has nominal or no gross margins and is primarily just a reimbursement of costs. In some cases we charge nominal amounts for projects that have much higher costs because we are proving a concept that will be helpful to us in other areas, or are seeking a significantly larger follow up contract with the customer. In other instances we may perform research contracts that have significant positive margins because we are able to capitalize on work that we have done and knowledge that we have gained in the past. At the present stage of our development, it is more meaningful to look at total research and development costs in conjunction with revenues than to look at solely internally funded research projects and the cost of research associated with revenue producing contracts.

Research and development. Following is a summary of research and development expenditures for the three years.

	2005	2004	2003

ANI Research and development	$2,525,292	$2,611,583	$1,861,660
EBT Research and development	$—	$—	$—
Total Research and development	$2,525,292	$2,611,583	$1,861,660

Company sponsored research and development expenses at Applied Nanotech, Inc. increased substantially from 2003 to 2004, but remained relatively constant from 2004 to 2005. This increase in 2004 was primarily the result of spending on two prototype carbon nanotube based field emission displays that we developed. One is a 14-inch prototype done entirely by us and the other is a 25-inch prototype that was done in conjunction with an international consortium of display component manufacturers. Even though the 25-inch prototype was done in conjunction with the consortium, we incurred a significant amount of expenses related to this prototype in 2005. In addition, we incurred significant expenses related to development of our sensor technologies.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our field emission technology, sensors, nano-electronics, and functional nanomaterials. We expect to incur approximately $3.1 million in research related expenditures in 2006. We expect our research expenditures to increase in 2006 because of the new research contracts that we have obtained for 2006. We may, however, incur more research and development expense in 2006 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel.

Selling, general, and administrative. Following are key components of selling, general, and administrative expense:

	2005	2004	2003

Variable option pricing	$25,200	$(267,696)	$749,755
EBT related S, G, & A	$3,734	$—	—
Other S, G, & A	$2,703,724	$2,171,059	$1,934,357
Total selling, general, and administrative	$2,732,658	$1,903,363	$2,684,112

Pro-forma SFAS No. 123 Expense	$1,182,482	$2,259,387	$552,927

Total selling, general and administrative expense declined significantly from 2003 to 2004 and then increased back to slightly above 2003 levels in 2005, however the total is significantly impacted by variable option pricing, which is dependent upon the market price of our common stock, as explained below.

As explained in greater detail in Note 8 to the financial statements, we repriced a total of 900,500 options in April 2001. These options, all with an exercise price greater than $1.50 per share, were repriced to $1.50 per share. At the time of the repricing our common stock was trading at approximately $0.95 per share. No compensation expense related to the employees was recorded at the time. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. We previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of our common stock did not exceed the exercise price of the options, and as such, no compensation expense was recognized at any period through that date. In 2003, our common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003, $2.17 on December 31, 2004, and $2.15 on December 31, 2005. We recorded $749,755 in non-cash option expense for the cumulative effects of the repricing in the year ended December 31, 2003. In the year ended December 31, 2004, a total of $267,696 was recorded as a reduction in expense as a result of the reduction in our stock price in 2004. In the year ended December 31, 2005 we recorded additional expense of $25,200 related to a portion of these options that were exercised while the price was higher at an interim date during the year. As of December 31, 2005, a total of 167,500 of these options held by employees and 5,000 options held by a consultant remain outstanding.

The increase in other selling, general, and administrative expense from 2003 to 2004 is primarily related to payroll. Virtually all employees, including all officers, took salary reductions effective November 1, 2002. These reductions remained in effect until November 1, 2003, for employees, and December 1, 2003, for officers. As such, these reductions were in effect for the majority of 2003. The reinstated levels were in effect for all of 2004. Non-payroll related expense remained relatively constant from year to year. The increase in other selling, general, and administrative expense from 2004 to 2005 of approximately $500,000 was primarily the result of two components. The first component was the litigation against Canon. While our attorney’s are handling this litigation on a contingency basis, we are still responsible for out-of-pocket costs. We incurred approximately $175,000 of cost related to this litigation in 2005. The remaining component of the increase related primarily to payroll. We hired an additional executive officer effective May 1, 2005. This officer also was a consultant for the Company during the first four months of the year. In addition to the increased number of employees, all administrative personnel received salary increases in 2005.

We expect selling, general and administrative expense in 2006 to be approximately $2.9 million, before considering the effects of the implementation of SFAS No. 123R. The expected increase in selling, general, and administrative expense in 2006 is the result of expected increased fringe benefit costs, the estimated cost of an annual meeting, an exchange listing fee, and the Canon litigation. The Canon litigation is set for trial in March 2007. If Canon does not choose to settle prior to that date, we would expect to incur approximately $250,000 in costs in 2006 related to that litigation.

As previously discussed, we will be required to implement SFAS No. 123R in our financial statements for the quarter ended March 31, 2006. Implementation will likely have a material impact on our selling, general, and administrative expense. The table presented in the Critical Accounting Policies section above shows the amount of expense that would have been recorded in the years ended December 31, 2005, 2004, and 2003, if we had recorded the amounts calculated under SFAS No. 123 in those years, rather than disclosing pro-forma information in the footnotes to the financial statements. It is not possible to accurately predict the exact effect of SFAS No. 123R on future periods because the expense to be calculated is dependent up on future events including the number of options granted, the number of options vested, volatility as impacted by changes in the price of our common stock, and others.

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to variable option accounting, we incurred payroll related expense of approximately $1.7 million in 2003, $1.9 million in 2004, and $2.3 million in 2005. We expect payroll related expense in 2006 to be approximately $2.9 million as a result of anticipated new personnel. We expect our burn rate for 2006 to average about $500,000 per month, excluding revenues. Based on this we believe we can reach breakeven at a revenue level of $6.0 million, but there is no assurance that this will occur, or that we can achieve that level of revenue.

Other income. Following is a summary of other income for the last three calendar years.

	2005	2004	2003

Interest expense	$(2,590)	$(4,584)	$(56,065)
Miscellaneous other income	$33,346	$24,982	$13,676

Interest expense decreased substantially from $56,065 in 2003 to $4,584 in 2004, and again to $2,590 in 2005. A significant portion of the interest expense in 2003 resulted from the amortization of the value of beneficial conversion features associated with convertible debt and interest payments on that convertible debt. All of the convertible notes payable outstanding at December 31, 2002 were converted into common stock in 2003. We had no debt outstanding at December 31, 2003, 2004, or 2005, and expect to incur no debt in 2006. We expect our interest expense to continue to be negligible in 2006. The majority of the miscellaneous other income is interest income earned on excess cash balances. We expect miscellaneous other income to continue to be insignificant in 2005.

SEASONALITY AND INFLATION

Nano-Proprietary's business is not seasonal in nature. Management believes that Nano-Proprietary's operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS 123R is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt this provision for its financial statements for the period ended March 31, 2006. The financial impact of adopting SFAS 123R can not be predicted; however it will likely have a material impact on the Company’s financial statements.

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
Austin, Texas

We have audited the accompanying consolidated balance sheets of Nano-Proprietary, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nano-Proprietary, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Sprouse & Anderson, L.L.P.
Austin, Texas
January 27, 2006

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$897,247	$901,585
Accounts receivable, trade - net of allowance for doubtful accounts	94,103	6,735
Prepaid expenses and other current assets	85,306	85,135
Total current assets	1,076,656	993,455
Property and equipment, net	101,785	141,373
Other assets	9,540	9,540
Total assets	$1,187,981	$1,144,368

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$231,131	$140,597
Obligations under capital lease	4,348	21,430
Accrued liabilities	93,163	74,956
Deferred Revenue	—	54,985
Total current liabilities	328,642	291,968
Obligations under capital lease, long-term	—	5,944
Commitments and contingencies	—	—
Total liabilities	328,642	297,912
Shareholders’ equity :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 99,746,440 and 97,246,422 shares issued and outstanding, respectively	99,746	97,246
Additional paid-in capital	85,494,542	80,822,625
Accumulated deficit	(84,734,949)	(80,073,415)
Total shareholders’ equity	859,339	846,456
Total liabilities and shareholders’ equity	$1,187,981	$1,144,368

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year ended December 31,
	2005	2004	2003

Revenues
Contract research	$59,995	$—	$400,000
Government contracts	208,211	305,721	339,790
License fees and royalties	—	10,852	2,248
Other	297,454	65,949	31,921

Total revenues	565,660	382,522	773,959

Operating costs
Research and development	2,525,292	2,611,583	1,861,660
Selling, general and administrative expenses	2,732,658	1,903,363	2,684,112
Royalty expense	—	500,000	400,000
Total operating costs	5,257,950	5,014,946	4,945,772

Income (loss) from operations	(4,692,290)	(4,632,424)	(4,171,813)

Other income (expense):
Gain (loss) on disposal of assets	—	125	4,695
Interest income	33,346	24,857	8,981
Interest expense	(2,590)	(4,584)	(56,065)
Other income (loss)	—	—	—

Loss before taxes	(4,661,534)	(4,612,026)	(4,214,202)

Provision for taxes	—	—	—

Net (loss) applicable to common shareholders	$(4,661,534)	$(4,612,026)	$(4,214,202)
Earnings (loss) per share
Basic and diluted	$(0.05)	$(0.05)	$(0.05)
Weighted average common shares outstanding
Basic and diluted	98,957,812	96,609,237	87,366,507

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance January 1, 2003	-	$-	76,970,792	$76,971	$68,709,621	$(71,247,187)	$(2,460,595)

Issuance of common stock as compensation	-	-	-	-	101,400	-	101,400
Issuance of common stock for patents	-	-	71,021	71	13,565	-	13,636
Issuance of common stock as a result of the exercise of employee stock options	-	-	3,132,060	3,132	2,508,765	-	2,511,897
Issuance of common stock for cash	-	-	7,607,097	7,607	4,805,336	-	4,812,943
Issuance of common stock in payment of accounts payable	-	-	125,000	125	276,657	-	276,782
Issuance of common stock as result of convertible notes payable	-	-	7,707,020	7,707	1,753,506	-	1,761,213
Variable Option Pricing	-	-	-	-	749,755	-	749,755
Net (loss)	-	-	-	-	-	(4,214,202)	(4,214,202)

Balance December 31, 2003	-	-	95,612,990	95,613	78,918,605	(75,461,389)	3,552,829

Issuance of common stock options as compensation	-	-	-	-	116,600	-	116,600
Issuance of common stock as a result of the exercise of employee stock options	-	-	1,211,545	1,211	972,138	-	973,349
Issuance of common stock for cash	-	-	421,887	422	1,082,978	-	1,083,400
Variable Option Pricing	-	-	-	-	(267,696)	-	(267,696)
Net (loss)	-	-	-	-	-	(4,612,026)	(4,612,026)

Balance December 31, 2004	-	-	97,246,422	97,246	80,822,625	(80,073,415)	846,456

Issuance of common stock options as compensation	-	-	-	-	106,278	-	106,278
Issuance of common stock as a result of the exercise of employee stock options	-	-	817,625	818	542,121	-	542,939
Issuance of common stock for cash	-	-	1,682,393	1,682	3,998,318	-	4,000,000
Variable Option Pricing	-	-	-	-	25,200	-	25,200
Net (loss)	-	-	-	-	-	(4,661,534)	(4,661,534)

Balance December 31, 2005	-	$-	99,746,440	$99,746	$85,494,542	$(84,734,949)	$859,339

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,661,534)	$(4,612,026)	$(4,214,202)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	56,260	54,928	44,419
(Gain) loss on disposal of assets	—	(125)	(4,695)
Stock and options issued for services	106,278	116,600	101,400
Stock issued for patent option	—	—	13,636
Variable option accounting charge	25,200	(267,696)	749,755
Changes in assets and liabilities:
Accounts receivable, trade	(87,368)	34,397	(8,816)
Prepaid expenses and other assets	(171)	6,326	57,531
Accounts payable	90,534	13,788	(181,287)
Accrued expenses	18,207	17,310	(274,705)
Customer deposits and other current liabilities	(54,985)	54,985	—

Total adjustments	153,955	30,513	497,238

Net cash used in operating activities	(4,507,579)	(4,581,513)	(3,716,964)

Cash flows from investing activities:
Capital expenditures	(16,672)	(118,987)	(6,494)
Proceeds from sale of assets	—	125	4,695

Net cash provided by (used in) investing activities	(16,672)	(118,862)	(1,799)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,542,939	2,056,749	7,324,840
Repayment of long-term notes payable and capital lease obligations	(23,026)	(19,359)	(57,375)

Net cash provided by financing activities	4,519,913	2,037,390	7,267,465
Net increase (decrease) in cash and cash equivalents	(4,338)	(2,662,985)	3,548,702
Cash and cash equivalents, beginning of year	901,585	3,564,570	15,868
Cash and cash equivalents, end of year	$897,247	$901,585	$3,564,570

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Operations, and Liquidity:

Nano-Proprietary, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using proprietary field emission technology, sensors, nanoelectronics, and nanomaterials, as well as the performance of significant research in that area. The Company has also developed patented electronic sign technology, sold products using that technology, but has now limited itself to licensing that technology to others. It intends to obtain development revenues for applying its technology to specific applications for customers and royalty revenues from licensing its technology to others.

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

The principal source of the Company's liquidity since the time of its initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities, as well as license and development revenues.  The Company will likely receive additional funds from the exercise of warrants or options. The Company may also seek to increase its liquidity through bank borrowings or other financings.  There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.  The Company believes that its success in reaching profitability will depend on the viability of its technology and products using that technology, their acceptance in the marketplace, and the Company’s ability to obtain additional debt or equity financings in the future.

A portion of the Company's research and development has been funded by others.  To the extent that other funding is not available, the research and development performed is internally funded by the Company.

2. Summary of Significant Accounting Policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), and Electronic Billboard Technology, Inc. (“EBT”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary field emission technology, sensors, and nanomaterials which include composites. EBT was primarily involved in the commercialization of electronic digitized sign technology, but has now limited itself to licensing that technology.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Summary of Significant Accounting Policies (continued):

Revenue recognition

The Company's revenues include reimbursements under agreements to perform research and development for government agencies and others. The Company does not perform research contracts that are contingent upon successful results. Larger projects are broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes.  The Company retains all other rights to use, develop, and commercialize the technology and recognizes revenue when it is billed pursuant to the terms of the contract. Agreements with other entities generally allow the other entity to license the technology from the Company upon completion of the project.
The Company revenues also include royalties from licensing its technology, revenue from the sale of products, and other miscellaneous revenues. Many of the companies projects may involve a combination of these types of revenues. Revenues are recognized as follows.

Government Contracts - Revenue from government contracts is recognized when it is earned pursuant to the terms of the contract. Long-term projects, such as SBIR Phase II grants that usually total $500,000 to $1,000,000 and usually extend for a period of approximately two years, are generally based on reimbursement of costs. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month. Revenue from these projects is recognized as it is billed. Short-term projects, such as SBIR Phase I grants that usually are less than $100,000 and usually extend for a period of approximately 6 months, are usually billed at periodic intervals as specified in the contract. Revenue from this type of contract is generally recognized as billed, unless the billing terms specified by the contract would result in a distortion in the amount of revenue being recognized relative to the activity level. For example, if the grant called for one billing at the end of the grant, the revenue would be recognized based on the activity level incurred in the period as compared with total projected activity level. A situation like this would be unusual and rarely happens.

Other Research Contracts - Revenue from nongovernment contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. As a general rule, we recognize revenue on long term contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of cost incurred as compared with total expected cost. However, to the extent there are other significant contract provisions such as the delivery of more than a nominal amount of samples or delivery of equipment, we would modify this as appropriate. For other short term contracts, generally less than $50,000, we recognize revenue when it is billed under the terms of the contract.

Royalty Revenue - The Company recognizes royalty revenues based on the shipment of products by a licensee at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. For minimum royalty payments paid by a licensee that are required for the licensee to maintain exclusivity, royalty revenue is recognized at the time the minimum royalty payment, or notice of intended payment, is received. The Company recognizes royalty payments received at the time of the signing of a royalty agreement at the time of receipt, unless the terms of the agreement make it clear that the up-front payment was a prepayment of future royalties.

Product Sales - Revenue from product sales is recognized at the time the product shipped. The Company’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are usually limited to the sale of samples, proofs of concepts, prototypes, or other items resulting from its research.

Other Revenue - Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Summary of Significant Accounting Policies (continued):

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of approximately three months or less to be cash equivalents.

Accounts receivable

The Company occasionally sells products to others on credit; however most sales are to large financially stable companies, or the Federal government. It is the Company's policy to record reserves for potential credit losses.  Since inception, the Company has experienced minimal losses. The Company considered no reserves to be necessary at December 31, 2005, 2004, or 2003.

Property and equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years, or the lease term for leasehold improvements, if less.  Expenses for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenses for normal repairs and maintenance are charged to operations as incurred.  The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in income.

Impairment

At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its long-lived assets. If an indicator of impairment exists, it is recorded at that time. There were no impairment charges recorded in any of the years presented in these financial statements.

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

Disclosures about fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value. For cash equivalents and accounts receivable,  the carrying amount approximates fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations is estimated based on the quoted market prices for the same, or similar issues, or on the current rates offered to the Company for obligations of the same remaining maturities with similar collateral requirements. For all years presented, the fair value of the Company’s capital lease obligations approximate their carrying values.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 2.    Summary of Significant Accounting Policies (continued):

Income (loss) per common share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  As described in Notes 7, 8 and 9, the Company had options and warrants outstanding as indicated in the table below. However, because the Company incurred losses in all years presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect.  Therefore, basic and diluted per-share amounts are the same in all years presented.

	2005	2004	2003

Options	6,703,151	5,398,703	5,253,175
Warrants	95,000	95,000	155,000
Weighted average exercise price	$1.57	$1.29	$1.10

Stock-based employee compensation

The Company uses the intrinsic value method to account for stock-based employee compensation. During the years presented, the Company did not incur any compensation cost under APB No. 25 for options granted under the Plans. Had the compensation cost for the Company’s compensation plans been determined consistent with SFAS No. 123 and SFAS No. 148 using the fair value method, the Company’s net loss and net loss per common share for 2005, 2004, and 2003 would approximate the pro forma amounts as shown below:

	2005	2004	2003
Net Loss
As reported	$(4,661,534)	$(4,612,026)	$(4,214,202)
SFAS No. 123 Charge	1,182,482	2,259,387	552,927
Pro Forma	(5,844,016)	(6,871,413)	(4,767,129)
Net income (loss) per common share - basic and diluted
As reported	$(0.05)	$(0.05)	$(0.05)
Pro Forma	$(0.06)	$(0.07)	$(0.05)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its compensation plans. The Company also granted 50,000 options to a non-employee consultant in 2003, 100,000 options to a non-employee consultant in 2004, and 120,000 options to non-employee consultants in 2005. We recorded expense of $101,400, $116,600, and $106,278 in 2003, 2004, and 2005, respectively, related to those options. These expenses were calculating using approximately the same assumptions used to determine the SFAS No. 123 charge in 2003 and 2004. In 2005 this charge was computed using volatility rates ranging from 72% to 78%, risk free interest rates of 3.5% to 4.35%, expected option terms of 1.5 to 2.5 years, and dividend and forfeiture rates of zero.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued):

The fair value of each stock option granted to employees in 2005, 2004, and 2003 is estimated on the date of the grant using the Black-Scholes option pricing-model with the following weighted-average assumptions:

	2005	2004	2003

Dividend Yield	0%	0%	0%
Risk Free Interest Rate	3.5%	3.5%	3%
Expected Option Life	3.5 Years	5 Years	5 Years
Turnover/Forfeiture Rate	0%	45%	25%
Volatility	100%	72%	108%

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. Nano-Proprietary’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

Recently issued accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. The Company currently accounts for stock-based compensation using APB 25 and discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The Statement is effective for the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt this provision for its financial statements for the period ended March 31, 2006. The financial impact of adopting this statement can not be predicted, however it will likely have a material impact on the Company’s financial statements.

3.    Operating Lease Obligations :

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2009. Rental expense was $133,487, $115,217, and $124,425 for the years ended December 31, 2005, 2004 and 2003,  respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005, were as follows:

2006	$131,891
2007	34,862
2008	21,000
2009 and thereafter	19,250
Total future minimum lease payments	$207,003

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Capital Lease Obligations :

Capital leases payable at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Capital leases for copier equipment due in monthly installments totaling $1,932 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment is included in office equipment at December 31, 2005 at a cost of $94,383 and with accumulated amortization of $91,018.	$4,368	$29,228

Less interest	(20)	(1,854)
Less current portion	(4,348)	(21,430)

Capital Lease Obligations, long-term	$—	$5,944

5.    Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004

Property and equipment:
Plant and equipment	$755,436	$755,436
Furniture and office equipment	199,184	182,512
Leasehold Improvements	14,382	14,382
Total carrying cost	969,002	952,330
Less accumulated depreciation	(867,217)	(810,957)
	$101,785	$141,373

Accrued liabilities:
Payroll and related accruals	$65,507	$37,927
Other	27,656	37,029
Total	$93,163	$74,956

Depreciation for the years ended December 31, 2005, 2004, and 2003 was $56,260, $54,928, and $44,419, respectively.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.    Income Taxes :

The components of deferred tax assets (liabilities) at December 31, 2005 and 2004, were as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$30,849,000	$28,759,000
Research and experimentation credits	468,000	469,000
Capitalized intangible assets	185,000	223,000
Depreciation assets	6,000	12,000
Accrued expenses not deductible until paid	24,000	15,000
Total deferred tax assets	31,532,000	29,478,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	31,532,000	29,478,000

Valuation allowance	(31,532,000)	(29,478,000)

Net deferred tax asset
	$—	$—

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2005, 2004, and 2003.

	December 31,
	2005	2004	2003

Expected income tax expense (benefit)	$(1,585,000)	$(1,568,000)	$(1,433,000)
Deductible expenses not charged against book income	(528,000)	(614,000)	(1,158,000)
Non-taxable income	—	(91,000)	—
Non-deductible expenses	56,000	7,000	260,000
Expiration of Tax Credit Carryforwards	1,000	556,000	—
Other	2,000	1,000	11,000
Increase in Valuation Allowance	2,054,000	1,709,000	2,320,000
Total Tax	$—	$—	$—

As of December 31, 2005, the Company had net operating loss carry forwards of approximately $90 million that expire from 2006 through 2025, and are available to offset future taxable income. The majority of these carry forwards expire after 2009. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $468,000 that expire through 2011.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Capital Stock:

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. As of December 31, 2005, 2004 and 2003, no preferred shares were outstanding.

Common stock

During 2003, 2004, and 2005, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective October 27, 2005.

	Shares	Proceeds
2005	1,682,393	$4,000,000
2004	401,887	$1,065,000
2003	7,607,097	$4,812,943

In a series of private placements of the Company’s common stock in exempt offerings under Regulation D of the Securities Act of 1933, the Company also issued 71,021 shares in 2003, valued at $13,636 in payment for the Keesman patent described in more detail in Note 11. The Company also issued 125,000 shares of its common stock in 2003 in payment of accounts payable. These shares were valued at $276,782. The Company also issued 7,707,020 shares in 2003 as the result of the conversion of convertible notes payable issued in previous years and related accrued interest totaling $1,761,213.

At December 31, 2005, common stock was reserved for the following reasons:

Exercise of stock warrants	95,000
Exercise and future grants of stock options	8,724,260

Total shares reserved	8,819,260

8.    Stock Options:

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Stock Options (continued):

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

In April 2001, the Company repriced a total of 900,500 options. All options with an exercise price greater than $1.50 per share, which was approximately 160% of the market price of the stock at the time of the repricing, held by individuals employed by the Company as of the repricing date, including one consultant under contract at the time, were repriced to $1.50 per share. No compensation expense related to the employees was recorded at the time. The repricing of these options resulted in a new measurement date for accounting purposes and reclassification of these options as variable plan awards beginning on the date of the repricing. The Company previously accounted for these option grants as fixed plan awards. From the date of the repricing through December 31, 2002, the quoted value of the Company’s common stock did not exceed the exercise price of the options, and as such, no compensation expense was recognized at any period through that date. In 2003, the Company’s common stock price exceeded the exercise price and remained above it, closing at $2.73 per share on December 31, 2003, $2.17 on December 31, 2004, and $2.15 on December 31, 2005. The Company recorded $749,755 in non-cash option expense for the cumulative effects of the repricing and increased additional paid in capital by the same amount in the year ended December 31, 2003. In the year ended December 31, 2004, a total of $267,696 was recorded as a reduction in expense and a reduction to paid in capital as a result of the reduction in the Company’s stock price in 2004. The Company recorded additional expense of $25,200 in the year ended December 31, 2005. As of December 31, 2005, a total of 167,500 of these options held by employees and 5,000 options held by a consultant remain outstanding.

In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The plan was amended several times by the Company’s Board of Directors to increase the number of shares authorized under the plan. The latest amendment, in December 1999, increased the authorized shares under the plan to 6,500,000. This plan expired in March 2002; however, options granted under this plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2005, no shares remained available for grant under the 1992 Employees Plan.

In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The plan was amended several times, the latest being in December 1999. A total of 1,000,000 shares were reserved for issuance under the plan and were issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted.  This plan expired in March 2002; however, options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2005, no shares remained available for grant under the 1992 Directors Plan.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 8.    Stock Options (continued):

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan and reserved a total of 5,000,000 shares for issuance under the Plan, effective March 2002. The purpose of this plan was to replace the 1992 Employees Plan and the 1992 Directors Plan, both of which expired in March 2002. The plan was amended effective December 31, 2004 to increase the authorized shares to 8,000,000. A total of 2,010,109 shares remain available for grant under this at December 31, 2005.

The following is a summary of stock option activity under all four plans:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at January 1, 2003	6,965,629	$0.79

Granted	1,496,995	$1.88
Exercised	(3,132,060)	$0.80
Canceled	(77,389)	$0.82

Options outstanding at December 31, 2003	5,253,175	$1.09

Granted	2,457,073	$2.73
Exercised	(1,211,545)	$0.80
Cancelled	(1,100,000)	$2.94

Options outstanding at December 31, 2004	5,398,703	$1.52

Granted	2,872,073	$2.25
Exercised	(817,625)	$0.66
Cancelled	(750,000)	$2.42

Options outstanding at December 31, 2005	6,703,151	$1.84

The following table summarizes information about stock options outstanding and exercisable under all four stock option plans at December 31, 2005:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/05	Wgtd. Avg. Exercise Price

$0.00 - $0.50	804,089	3.9 Years	$0.44	804,089	$0.44
$0.51 - $1.00	1,124,083	5.7 Years	$0.83	1,124,083	$0.83
$1.01 - $2.00	745,833	5.8 Years	$1.54	745,833	$1.54
$2.01 - $2.99	4,029,146	8.6 Years	$2.45	1,929,146	$2.49

Total	6,703,151	7.3 Years	$1.84	4,603,151	$1.57

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Stock Options (continued) :

The weighted-average fair values of options under the plans granted during 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Discounted options	$0.00	$0.00	$0.00
At-the-money options	$1.50	$1.71	$1.58
Premium options	$1.41	$1.28	$0.38

9.     Stock Warrants :

Common stock warrants

In 1996, the Company issued 35,000 warrants to an advisor in connection with the Company’s fundraising activities. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.00 per share through 2006. These warrants expired unexercised at the end of January 2006. In 1997, the Company issued 75,000 additional warrants to this advisor in connection with services related to a joint venture agreement. A total of 15,000 of these warrants were exercised in 1999. These warrants enable the holder to purchase shares of the Company’s Common Stock at a price of $1.00 per share through 2007.

In 1999, the Company issued a total of 60,000 warrants to three separate individuals in connection with services rendered to the Company. The exercise price of these warrants was based on the fair market value of the Company’s common stock at the time of issuance and ranged from $0.92 to $2.15 per share. These warrants were exercisable for a period of 5 years from the date of issuance and were either exercised or expired in 2004.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2003	155,000	$0.92-2.15
Expired or canceled	—	—

Warrants outstanding at December 31, 2003	155,000	$0.92-2.15
Exercised	(20,000)	$0.92
Expired or canceled	(40,000)	$2.15

Warrants outstanding at December 31, 2004	95,000	$1.00-2.00
Exercised	—	—
Expired	—	—

Warrants outstanding at December 31, 2005	95,000	$1.00-2.00

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.    Supplemental Cash Flow Information:

Cash paid for interest was $2,590, $4,584, and $10,503 for 2005, 2004, and 2003, respectively.  The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2005	2004	2003

Non-cash financing activities:
Conversion of notes payable and interest into common shares	—	$—	$1,761,213
Issuance of common shares in payment of accounts payable	—	$—	$276,782
Non-cash investing activities:
Common shares issued for patent	—	$—	$13,636

11.    Commitments and Contingencies:

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

Research and development commitments

As of December 31, 2005, the Company was in the process of a SBIR Phase II contract for research from the US Department of Defense. The total contract amount is $742,212 and $704,243 of the revenue was recognized as of December 31, 2005. In addition, the company had two SBIR Phase I contracts totaling $167,289 at December 31, 2005. A total of $117,000 of the revenue related to these contracts had been recognized as of December 31, 2005. The Company also had a $240,000 contract with a large sporting goods manufacturer in process as of December 31, 2005. A total of $59,995 of revenue related to that contract has been recognized as of December 31, 2005. The revenue to be received from  these research contracts in 2006 is expected to exceed the cost of this research.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.    Commitments and Contingencies (continued):

Legal proceedings

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division. We are seeking a declaratory judgment that new SED color television products, scheduled to be manufactured by SED, Inc. and sold by Canon and/or Toshiba beginning in 2006, are not covered under a 1999 patent license agreement that we have with Canon.  We assert that Canon’s license does not cover its surface conductor electron emitter display screens (SED) for a new generation of flat screen color televisions. We also assert that SED,Inc., the joint venture formed by Canon and Toshiba Corporation to produce the SED display screens, is not a licensed subsidiary under the 1999 agreement and that Canon is improperly transferring its license rights under Nano-Proprietary's patents to the joint venture and Toshiba. The suit also contained three additional claims related to a Lanham Act violation by Canon, tortious interference by Canon, and a breach of covenant of good faith and fair dealings against Canon. Canon filed its response in July 2005 denying liability in the matter. In September 2005, Canon filed a motion to dismiss Canon USA, Inc. from the case and dismiss the Lanham Act claim, the tortious interference claim, and the breach of covenant of good faith and fair dealings. In October 2005, the judge in the case denied Canon’s motion to dismiss Canon, USA, Inc. and the breach of covenant of good faith and fair dealings claim. The judge granted Canon’s motion, without prejudice, to dismiss the Lanham Act claim and the tortious interference claim. Dismissal without prejudice allows us to re-file these claims at any time if additional evidence supporting these claims becomes available to us in the discovery process. The first two claims described above were not at issue in the dismissal motion by Canon. The case is currently in the discovery phase and a trial may occur as soon as March 2007. We believe that the ultimate resolution of this matter will not have a negative impact on the consolidated financial statements of the Company.

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

12.    Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. No amounts in excess of the FDIC limit were held in bank accounts at December 31, 2005. At December 31, 2004 and 2003, amounts in excess of the FDIC limit of $175,058 and $1,263,331, respectively, were held at JP Morgan Chase.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.    Concentrations of Credit Risk (continued):

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

The following schedule summarizes certain information with respect to research and development contracts:

	2005	2004	2003
Contract research revenues	$268,206	$305,721	$739,790
Costs incurred charged to operations included in research and development	$254,656	$278,928	$405,962
Amount of additional funding commitments at December 31	$268,258	$129,090	$424,075

14.    Retirement Plan :

The Company sponsors a defined contribution 401(k) profit sharing plan. No company contributions were made in any of the years presented.

15.    Significant Customers :

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. ANI’s revenues tend to be project oriented and are not necessarily recurring with a particular customer. Net revenue from a project with one customer was $109,970 in 2005. No revenue was received from this customer in 2004 or 2003. Net revenues for contract research with a different major customer of Applied Nanotech, Inc. totaled  $400,000 in 2003. No revenue was received from this customer in 2004 or 2005.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.    Segment Information :

The Company’s operations are classified into three principal reportable segments that provide slightly different products or services.

	ANI	EBT	All Other	Total
2005
Revenue	$565,660	$-	$-	$565,660
Interest Expense	2,193	-	397	2,590
Depreciation and Amortization	52,242	-	4,018	56,260
Research and Development	2,525,292	-	-	2,525,292
Income (Loss) from Continuing Operations	(3,730,450)	(3,734)	(927,350)	(4,661,534)
Assets	301,870	-	886,111	1,187,981
Capital Expenditures	13,017	-	3,655	16,672

2004
Revenue	$382,522	$-	$-	$382,522
Interest Expense	3,949	-	635	4,584
Depreciation and Amortization	50,185	-	4,743	54,928
Research and Development	2,611,583	-	-	2,611,583
Income (Loss) from Continuing Operations	(4,030,353)	106,251	(687,924)	(4,612,026)
Assets	310,005	-	834,363	1,144,368
Capital Expenditures	116,613	-	2,374	118,987

2003
Revenue	773,959	-	-	773,959
Interest Expense	5,999	20	50,046	56,065
Depreciation and Amortization	37,653	-	6,766	44,419
Research and Development	1,861,660	-	-	1,861,660
Loss from Continuing Operations	(2,890,175)	(361,784)	(962,243)	(4,214,202)
Assets	1,424,724	527	2,358,766	3,784,017
Capital Expenditures	6,494	-	-	6,494

Financial information is furnished to the chief operating officer for review regarding each subsidiary of the Company.

The ANI segment consists of the activities of ANI and includes license revenues and contract research revenues related to ANI’s technology. In  both years, virtually all ANI revenues were contract research revenues. The Company’s EBT subsidiary previously sold electronic display products, but is now limiting itself pursuing licenses for its technologies to others for use in display products. All other segments include the Company’s general overhead.

The accounting policies applied by each of the segments are the same as those used by the Company.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    Subsequent Events :

During the period from January 1, 2006 through February 24, 2006, the Company received $1,500,000 in proceeds and issued 750,000 shares of common stock in connection with a private placement of the Company’s common stock.

18.    Quarterly Financial Information (Unaudited) :

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2005
Revenues	$68,815	$88,544	$245,917	$162,384	$565,660
Operating income (loss)	(1,472,793)	(984,223)	(1,014,643)	(1,220,631)	(4,692,290)
Net (loss)	(1,469,192)	(974,181)	(1,005,078)	(1,213,083)	(4,661,534)
Earnings (loss) per share
Basic and Diluted	(0.02)	(0.01)	(0.01)	(0.01)	(0.05)

2004
Revenues	$77,658	$100,718	$100,473	$103,673	$382,522
Operating income (loss)	(1,117,862)	(1,269,201)	(1,108,338)	(1,137,023)	(4,632,424)
Net (loss)	(1,111,641)	(1,263,529)	(1,100,534)	(1,136,322)	(4,612,026)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)

2003
Revenues	444,452	160,380	88,195	80,932	773,959
Operating income (loss)	(749,524)	(681,333)	(1,200,627)	(1,540,329)	(4,171,813)
Net (loss)	(770,969)	(696,056)	(1,212,280)	(1,534,897)	(4,214,202)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)	(0.05)

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

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Nano-Proprietary, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2005, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Sprouse & Anderson, L.L.P., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses -unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nano-Proprietary, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Nano-Proprietary, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nano-Proprietary, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Nano-Proprietary, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Nano-Proprietary, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders equity, and cash flows of Nano-Proprietary, Inc., and our report dated January 27, 2006 expresses an unqualified opinion.

Sprouse & Anderson, L.L.P.
Austin, Texas
January 27, 2006

Item 9B.Other Information.

Nano-Proprietary completed a private placement of $1,500,000 whereby it issued 750,000 shares of common stock to accredited investors at a price of $2.00 per share. The proceeds will be used for working capital. A total of 375,000 shares were acquired by Pinnacle Fund LP and 375,000 shares were acquired by Karrison Nichols, both participants in previous private placements of the Company’s stock.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Nano-Proprietary.

Name	Age	Class	Position	Director/Officer Since	Term Expires

Marc W. Eller	50	III	Director, Chairman, Chief Executive Officer	November 1995	2006
Dr. Zvi Yaniv	59	II	Director, President, Chief Operating Officer	July 1996	2006
Douglas P. Baker	49	N/A	Chief Financial Officer	June 1996	N/A
John Ruberto	60	N/A	Senior Vice President	May 2005	N/A
Charles C. Bailey	57	I	Director	November 1999	2006
Ronald J. Berman	49	III	Director	May 1996	2006
Eddie Lee	43	II	Director	October 2001	2006
Dr. Robert Ronstadt	64	II	Director	January 2003	2006
David R. Sincox	67	I	Director	October 1994	2006

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

Douglas P. Baker has been with the Company since June 17, 1996. Mr. Baker is a C.P.A. and has both a B.B.A. and a M.B.A. Immediately prior to joining Nano-Proprietary, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also had prior experience in public accounting and as CFO of a privately held company.

John Ruberto has been with the Company since May 1, 2005. From 2002 to 2005, Mr. Ruberto was an independent management consultant. During 2001 and 2002, Mr. Ruberto was Executive Vice President of Strategy and Development at Eagle Picher Technologies and President of Eagle Picher Power. Prior to 2001 Mr. Ruberto had extensive corporate development, program management and business development experience at United Technologies Corporation and Gen Corp. Mr. Ruberto also served as a Principal Deputy Assistant to the U.S. Secretary of Defense where he managed system acquisition responsibilities for many defense programs.

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

Shareholder Director Nominating Procedures

The Company does have a procedure in place for holders of the Company‘s common stock to recommend nominees to the Company’s Board of Directors. These procedures are set forth in Article 9(b) of the Company’s Restated Articles of Incorporation (the “Restated Articles”). A copy of the Company’s Restated Articles is filed as Exhibit 3(I) to this Annual Report on Form 10-K. As set forth in Article 9(b) of the Restated Articles, only persons who are nominated in accordance with the procedures set forth in that Article are eligible for election as Directors of the Company. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in Article 9(b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder's notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Company which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person's written consent to being named in the proxy statement as a nominee and to serve as a Director if elected); and (ii) as to the shareholder giving the notice, (1) the name and address, as they appear on the Company’s books, of such shareholder and (2) the class and number of shares of the Company which are beneficially owned by such shareholder. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth in Article 9(b) of the Restated Articles. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed herein, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

Committees

The Board of Directors has four committees. The audit committee consists of Mr. Sincox and Mr. Bailey. The compensation committee consists of Mr. Lee and Mr. Berman. The nominating committee consists of Dr. Ronstadt and Mr. Bailey. The executive committee consists of Mr. Eller and Dr. Yaniv.

Audit Committee Financial Expert

The Board of Directors has determined that David R. Sincox, a member of the audit committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC rules. The board’s affirmative determination was based upon, among other things, his experience as Vice President of Administration of Ref-Chem Construction Company and his consulting practice.

Code of Ethics

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

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2005 through December 31, 2005, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, with the exception of Director Bailey as described below.

On October 11, 2005 Director Bailey exercised 25,000 options and sold the shares received from the exercise on the same day. The Form 4 for these transactions was due on October 13, 2005, but was not filed until October 14, 2005.

Item 11.  Executive Compensation

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2005 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)		Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)

Marc W. Eller,	2005	$250,000	-0-	700,000
Chief Executive Officer	2004	$200,000	-0-	750,000
	2003	$145,000	-0-	280,000

Zvi Yaniv, President and	2005	$250,000	-0-	700,000
Chief Operating Officer	2004	$200,000	-0-	750,000
	2003	$145,000	$147,917	280,000

Douglas P. Baker,	2005	$180,000	-0-	350,000
Chief Financial Officer	2004	$150,000	-0-	400,000
	2003	$127,083	-0-	213,000
John Ruberto
Vice President	2005	$120,000	-0-	535,000

______________________

(1)	No Named Executive Officers received perquisites that exceeded in value the lesser of $50,000 or 10% of such officers' salary and bonus.

(2)	Mr. Ruberto started employment on May 1, 2005.

EMPLOYMENT AGREEMENTS

The Company currently has no employment agreements with any of its executive officers.

OPTION GRANTS IN LAST FISCAL YEAR

In 2002, Nano-Proprietary established its 2002 Equity Compensation Plan, which may be used to grant employees, including officers of Nano-Proprietary, incentive stock options designed to qualify under Section 422 of the Internal Code of 1986, or non-qualified stock options. The following table sets forth information concerning stock-option grants to the Named Executive Officers in 2005.

Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in Fiscal Year 2005	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value (5)

Marc W. Eller	400,000 (2)	13.93%	$2.17	1/1/15	$583,960
	300,000 (3)	10.45%	$2.30	11/17/15	$421,470

Dr. Zvi Yaniv	400,000 (2)	13.93%	$2.17	1/1/15	$583,960
	300,000 (3)	10.45%	$2.30	11/17/15	$421,470

Douglas P. Baker	200,000 (2)	6.96%	$2.17	1/1/15	$291,980
	150,000 (3)	5.22%	$2.30	11/17/15	$210,735

John Ruberto	535,000 (4)	18.63%	$2.30	4/25/15	$827,806

_____________
(1)	The options were granted for a term of ten (10) years, subject to earlier termination in certain events related to termination of employment.
(2)
For Mr. Eller and Dr. Yaniv, these options vest as follows: 200,000 if royalty or other agreements that will result in revenues totaling $3 million are executed in 2005 or 2006 and 200,000 options if the Company achieves profitability in 2005. The options for Mr. Baker vest according to the same milestones, but the amounts are 100,000 for each milestone. Since the Company did not achieve profitability in 2005, all options related to that milestone did not vest and expired December 31, 2005. The present value includes all options granted, including those which expired at the end of 2005.

(3)	These options will vest if the Company achieves profitability in 2006.
(4)
A total of 35,000 of these options vested on the grant date. The remaining 500,000 options are performance based options that vest when the Company receives commitments for future revenues related to specific sources. A total of 150,000 of these options vested by December 31, 2005. The remaining 350,000 may still vest in the future.

(5)
The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the value of the options: a 3.5 year expected life of the options, a dividend yield of 0%, expected volatility for the shares of 100%, a turnover/forfeiture percentage of 0%, and a risk free rate of return of 3.5%.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information concerning (i) the exercise of stock options by each of the Named Executive Officers during the last fiscal year ended December 31, 2005 and (ii) the number and intrinsic value of the options held by the Named Executive Officers at December 31, 2005. Year-end values are based on the closing price of $2.15 per share of the common stock on December 31, 2005, on the OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at December 31, 2005 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2005 ($) Exercisable/ Unexercisable

Marc W. Eller	0	0	230,000 / 700,000	$0 / $0
Dr. Zvi Yaniv	0	0	560,000 / 700,000	$185,200 / $0
Douglas P. Baker	0	0	725,000 / 350,000	$605,210 / $0
John Ruberto	0	0	185,000 / 350,000	$0 / $0

DIRECTOR COMPENSATION FOR 2005

All Directors who are not employees of the Company receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by Nano-Proprietary.

All of Nano-Proprietary’s outside Directors participate in the 2002 Equity Compensation Plan, under which Nano-Proprietary may grant stock options to any Director. On July 25, 2005, each of the five outside Directors was granted an automatic grant of 50,000 options under the 2002 Equity Compensation Plan at a price of $2.12. These grants became exercisable in full on the date of the grant.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Lee and Mr. Berman, neither of which is or has been an officer or employee of Nano-Proprietary. No interlocking relationship existed during the fiscal year ended December 31, 2005, between Nano-Proprietary’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Nano-Proprietary, Inc. stock as of February 24, 2006, are listed below. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P.	6,821,461	6.84%
Barry Kitt, General Partner 4965 Preston Park Blvd.,Suite 240 Plano, TX 75093

Jeffrey L. Feinberg	5,955,350	5.97%
JLF Asset Management LLC 2775 Via de la Valle, Suite 204 Del Mar, CA 92014

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Nano-Proprietary’s common stock as of February 24, 2006, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Common Stock Beneficial Ownership	Percentage of Class
Dr. Robert Ronstadt	125,000	125,000	*
David R. Sincox	445,000	570,000	*
Charles C. Bailey	218,333	218,333	*
Marc W. Eller	230,000	247,500	*
Eddie Lee	216,667	216,667	*
Ronald J. Berman	689,383	1,104,925	1.10%
Dr. Zvi Yaniv	560,000	596,000	*
Douglas P. Baker	725,000	734,500	*
John Ruberto	185,000	185,000	*
All Executive Officers and Directors as a group (9 persons)	3,394,383	3,997,925	3.88%

_________________________

*	Less than 1%

(1)
 This column lists shares that are subject to options exercisable within sixty (60) days of February 24, 2006, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of the Nano-Proprietary	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (3)
	(a)	(b)	(c)
1992 Employee Plan (1)	977,000	$1.01	-
1992 Outside Directors Plan (2)	327,716	$1.09	-
1998 Directors and Officers Plan	550,000	$0.47	-
2002 Equity Compensation Plan	4,848,435	$2.21	2,010,109
Total	6,703,151	$1.57	2,010,109

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

In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. All options granted under this plan were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 5,000,000 options were initially authorized under this plan. This plan was amended December 31, 2004 to increased the authorized shares by 3,000,000 to a total of 8,000,000 shares.

For a further description of each of the stock option plans described above, please see Note 8 to the Consolidated Financial Statements herein.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Nano-Proprietary’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2005 and 2004 totaled $42,700 and $24,650, respectively.

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

It is the audit committee’s policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2005 and 2004 were pre-approved by the audit committee.

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

NANO-PROPRIETARY, INC. By: /s/ Marc W. Eller Marc W. Eller, Chief Executive Officer March 2, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc W. Eller Marc W. Eller	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 2, 2006

/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2006

Dr. Robert Ronstadt* David R. Sincox* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	March 2, 2006

*By:         //s// Douglas P. Baker
          (Douglas P. Baker,
          Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(i).1	Restated Articles of Incorporation of Company, as filed March 1, 2006 with the Secretary of State for the State of Texas.
3(ii).1	Amended and Restated Bylaws of the Company.
4.1 *	Form of Certificate for shares of the Company’s common stock (Exhibit 4.1 to the Company’s Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
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

10.7*	Patent License Agreement, dated as of March 26, 1999, by and between the Company and Canon, Inc. (Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A dated as of April 16, 1999).
10.8*	Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 1, 2001)
10.9*
Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation for Phase II development (Exhibit 10.14 to the Company’s Annual Report on From 10-KSB for the fiscal year ended December 31, 2001).

10.10*
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

10.17*	Nano-Proprietary, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.18	Nano-Proprietary, Inc. Compensation Committee Charter
10.19	Nano-Proprietary, Inc. Nominating Committee Charter
10.21*
Research/Development and License Agreement entered into by Applied Nanotech, Inc. dated as of September 11, 2002 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of September 27, 2002).

10.22*	Patent License Agreement between SI Diamond Technology, Inc. and Till Keesman (Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)
10.23*	Second Addendum to Patent License Agreement by and among Nano-Proprietary, Inc. and Till Keesman (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).
10.24*
Development, Purchase, and License Agreement for Hydrogen Sensor Products and related Services between, Nano-Proprietary, Inc. Applied Nanotech, Inc. and Kelman Ltd. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of July 13, 2005).

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