Form 10-Q
period 2006-03-31
NANO PROPRIETARY  INC
filed 2006-05-02
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2006

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

Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

As of May 1, 2006, the registrant had 100,496,440 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,304,835	$897,247
Accounts receivable, trade - net of allowance for doubtful accounts	101,717	94,103
Prepaid expenses and other current assets	48,542	85,306

Total current assets	1,455,094	1,076,656

Property and equipment, net	94,170	101,785
Other assets	9,540	9,540
Total assets	$1,558,804	$1,187,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$357,368	$231,131
Obligations under capital lease	299	4,348
Accrued liabilities	89,816	93,163
Deposits	100,000	-

Total current liabilities	547,483	328,642

Commitments and contingencies	-	-

Total Liabilities	547,483	328,642

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 100,496,440 and 99,746,440 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	100,496	99,746
Additional paid-in capital	97,713,045	95,767,647
Accumulated deficit	(96,802,220)	(95,008,054)

Total stockholders' equity	1,011,321	859,339

Total liabilities and stockholders' equity	$1,558,804	$1,187,981

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
Revenues
Government contracts	$63,582	$18,367
Royalties	-	3,897
Other	98,602	46,551
Total Revenues	162,184	68,815

Research and Development	782,054	710,473
Selling, general and administrative expenses	1,177,323	727,137

Operating costs and expenses	1,959,377	1,437,610

Loss from operations	(1,797,193)	(1,368,795)

Other income (expense), net
Interest Expense	(113)	(1,026)
Interest Income	3,140	4,627

Loss from continuing operations before taxes	(1,794,166)	(1,365,194)

Provision for taxes	-	-

Net loss	$(1,794,166)	$(1,365,194)
Loss per share

Basic and Diluted	$(0.02)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	100,017,273	97,914,179

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,794,166)	$(1,365,194)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	13,307	15,026
Stock based compensation expense	446,148	129,666
Changes in assets and liabilities:
Accounts receivable, trade	(7,614)	(4,438)
Prepaid expenses and other assets	36,764	(15,292)
Accounts payable and accrued liabilities	122,890	133,213
Deposits	100,000	-

Total adjustments	711,495	258,175

Net cash used in operating activities	(1,082,671)	(1,107,019)

Cash flows from investing activities:
Capital expenditures	(5,692)	(3.703)
Net cash used in investing activities	(5,692)	(3,703)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(4,049)	(5,149)
Proceeds of stock issuance, net of costs	1,500,000	3,157,563

Net cash provided by financing activities	1,495,951	3,152,414

Net increase (decrease) in cash and cash equivalents	407,588	2,041,692

Cash and cash equivalents, beginning of period	897,247	901,585

Cash and cash equivalents, end of period	$1,304,835	$2,943,277

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2006 and 2005, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2006 and 2005, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2006 and 2005, was $113 and $1,026, respectively. During the three months ended March 31, 2006 and 2005, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4.

3.       Stockholders’ Equity

During the three months ended March 31, 2006, the Company issued 750,000 restricted shares of its common stock and received net proceeds of $1,500,000 in an exempt offering under Regulation D of the Securities Act of 1933. In the three months ended March 31, 2005, the Company issued 1,200,000 restricted shares of its common stock and received net proceeds of $3,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. The Company also issued 221,125 shares of its common stock and received $157,563 in connection with the exercise of employee stock options during the three months ended March 31, 2005.

4.  Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified retrospective method of implementation, whereby the 2005 statements included have been restated to give effect to the fair-value based method of accounting for awards granted, modified, or settled in that year as though they had been accounted for under FAS 123.

The Company recorded $446,148 in compensation expense in the period ended March 31, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For options issued in 2006, the same assumptions were used except that a risk free interest rate of 4.64% was used and an annualized volatility rate of approximately 85% was used.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Share-Based Payments (cont.)

The Company recorded $129,666 in compensation expense in the period ended March 31, 2005 related to options issued under its stock-based incentive compensation plans. A portion of this expense, $19,339, related to options issued to contractors and was recorded in the financial statements at the time. The remaining expense, $110,327, related to employee options and was originally accounted for using the intrinsic value method, which resulted in no expense. The 2005 statements have been restated to account for these options as if they had been accounted for under FAS 123. The Company also increased both additional paid in capital and the accumulated deficit as of December 31, 2005 by $10,273,105 to reflect the cumulative effect of the implementation of FAS 123R as of that date. This amount represents the total share-based compensation expense that would have been recorded for the period from 1995 through 2005 if the company had accounted for share based awards under FAS 123.

5.       Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2005 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We asserted that the Canon/Toshiba joint-venture - SED, Inc. is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham act violation by Canon. Last year, Canon moved to dismiss Canon USA. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon USA was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

After initial discovery, in April 2006, we filed a motion for leave to amend the complaint seeking to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations with Canon. On April 17, 2006, the court granted our motion and the suit is now proceeding under the amended complaint. Canon has until May 4, 2006 to respond to the amended complaint. The case continues in the discovery phase and a trial date has been set for March 2007.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.       Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2006 and 2005:

	ANI	EBT	All Other	Total
2006

Revenue	$162,184	$-	$-	$162,184

Profit (Loss)	(1,229,535)	(7,199)	(557,432)	(1,794,166)

Expenditures for
long-lived assets	5,692	-	-	5,692

2005

Revenue	$68,815	$-	$-	$68,815

Profit (Loss)	(1,100,002)	-	(265,192)	(1,365,194)

Expenditures for
long-lived assets	3,703	-	-	3,703

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three months ended March 31, 2006 and 2005

OVERVIEW

We are primarily a nanotechnology company engaged in the development of proofs of concepts of products and materials , and the performance of services based principally on our intellectual property. During the three months ended March 31, 2006, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, we expect to incur additional research and development expenses throughout 2006 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balances of approximately $1.0 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through the end of the year and into 2007.  We have a plan to achieve profitability in 2006. There can be no assurance that we will achieve profitability, or even break-even, in the future. To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash of approximately $1.0 million as of the date of this filing, when combined with expected revenues, is sufficient to allow us to maintain operations through at least the end of the year and into 2007. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

In March 2006, we signed a letter of intent to enter into negotiations to form a joint venture dedicated to constructing and operating a pilot line for carbon nanotube televisions with Da Ling Co., Ltd., a corporation based in Taiwan. Da Ling will be responsible for managing and funding the joint venture which includes securing the equipment and location, staffing the facility, and paying all operating costs. When the joint venture is formed, we will provide our expertise related to the application and implementation of the CNT technology and will also receive $1 million for providing our knowledge and know-how.

In February 2006, we received notice of allowance that our U.S. Patent application No. 09/553.012 entitled “System and Method for Selling Advertising Space on Electronic Billboards over the Internet”, covering all indoor and outdoor electronic displays had been allowed. This patent was subsequently issued in April 2006 and is expected to begin generating income for us in the near future.

          We completed a private placement of shares of our common stock in February 2006. As a result of this private placement we issued 750,000 shares of our common stock in exchange for gross proceeds of $1,500,000.  Expenses associated with this transaction were negligible. We expect that the proceeds of this transaction, when combined with our existing cash and expected revenues, will enable us to operate at least through the end of the year and into 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which required that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We adopted FAS 123R effective January 1, 2006. We previously accounted for stock-based compensation using APB 25 and disclosed pro forma compensation expense annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Pro forma presentation is no longer an alternative and accordingly we began recording the fair value of options as compensation expense in the current period. As described in the notes to the financial statements, implementation of FAS 123R had a significant impact on our financial statements in the current period and likely will continue to have a significant impact in future periods.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased during the period. At March 31, 2006 we had cash and cash equivalents in the amount of $1,304,835 as compared with cash and cash equivalents of $897,247 at December 31, 2005. This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

As described in greater detail in the notes to the financial statements, we received net proceeds of $1,500,000 from the issuance of common stock related to private placements during the quarter ended March 31, 2006 (the “2006 Period”), as compared with $3,157,563 from the issuance of common stock and option exercises during the quarter ended March 31, 2005 (the “2005 Period”). The majority of the common stock issued in the 2005 Period was the result of the private placement in February 2005 in which 1,200,000 shares of stock were issued in exchange for net proceeds of $3,000,000.

Our cash used in operating activities decreased from $1,107,019 in the 2005 Period to $1,082,671 in the 2006 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2006 as a result of substantially increasing revenues, while expenses increase at a much lower rate.

We used net cash of $5,692 for investing activities in the 2006 Period related to the purchase of research equipment, compared with cash used in investing activities related to equipment purchases of $3,703 in the 2005 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2006.

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

We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2006. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2006 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing.

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

RESULTS OF OPERATIONS

Our loss from operations for the 2006 Period was $1,794,166 as compared with the loss from the operations of $1,365,194 for 2005 Period. Our total revenues for the 2006 Period were approximately $100,000 higher than in the 2005 Period; however our costs were higher during the 2006 Period, which accounted for the increased loss. The most significant portion of the cost increase resulted from the stock based compensation expense as discussed below.

Our revenues for the quarter ended March 31, 2006, totaled $162,184 compared to $68,815 for the same quarter in 2005. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures.

During the 2005 Period, $18,367 of the revenue came from government contracts, $3,897 from royalties, and $46,551 from other miscellaneous sources. During the 2006 Period, $63,582 of the revenue came from government contracts and $98,602 came from other miscellaneous sources. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $2.7 million as of the date of this filing and we expect our revenue to increase significantly in future quarters as a result of this backlog. We had a total revenue backlog of approximately $435,000 as of March 31, 2005. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel. We anticipate hiring only three additional people for new projects received thus far.

We incurred research and development expenses of $782,054 for the 2006 Period, which was an increase from the $710,473 incurred in the 2005 Period. This reflects a general increase in the level of activity. We expect research and development expenditures to continue to gradually increase for the remainder of the year as new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $1,177,323 for the 2006 Period, compared with $727,137 for the 2005 Period - an increase of approximately $450,000. Of this increase, approximately $350,000 related to a non-cash item resulting from the implementation of issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R") . The balance of the increase related to professional fees. The level of selling, general, and administrative expenses is expected to remain relatively constant for the remainder of the year.

Our interest income and expense is insignificant and relatively constant between the 2006 Period and the 2005 Period. Our only interest expense relates to capital leases. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

ITEM 4.       CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

 In addition, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any material weaknesses in our internal controls, and therefore, no corrective were actions taken.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2005, we filed suit against Canon, Inc. and Canon USA, Inc. in the U.S. District Court for the Western District of Texas, Austin Division seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We asserted that the Canon/Toshiba joint-venture - SED, Inc. is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham act violation by Canon. Last year, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon USA was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

After initial discovery, in April 2006, we filed a motion for leave to amend the complaint seeking to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations with Canon. On April 17, 2006, the court granted our motion and the suit is now proceeding under the amended complaint. Canon has until May 4, 2006 to respond to the amended complaint. The case continues in the discovery phase and a trial date has been set for March 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2006 through March 31, 2006, in a private placement only to accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, we issued a total of 750,000 shares of our common stock in exchange for $1,500,000. These shares were issued at a price of $2.00 per share, which represented a slight discount to the market price of our common stock at the time of issuance. The Company filed registration statements in March 2006 to register these shares. Following is a listing of those shares issued:

Common shares
Shareholder	issued

Karrison Nichols	375,000
Pinnacle Fund, L.P.	375,000

ITEM 6.     EXHIBITS

       (a)     Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: May 1, 2006	/s/ Marc W. Eller Marc W. Eller Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2006	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Marc W. Eller

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Marc W. Eller

32.2	Section 1350 Certificate of Douglas P. Baker