Form 10-Q
period 2006-06-30
NANO PROPRIETARY  INC
filed 2006-08-01
CIK 891417

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2006

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

[X]  Yes        [   ]    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]  Yes        [ X]    No

As of July 28, 2006, the registrant had 100,750,823 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$1,365,210	$897,247
Accounts receivable, trade - net of allowance for doubtful accounts	67,598	94,103
Prepaid expenses and other current assets	156,785	85,306

Total current assets	1,589,593	1,076,656

Property and equipment, net	98,208	101,785
Other assets	9,540	9,540
Total assets	$1,697,341	$1,187,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,240,568	$231,131
Obligations under capital lease	-	4,348
Accrued liabilities	89,317	93,163

Total current liabilities	1,329,885	328,642

Obligations under capital lease	-	-

Total Liabilities	1,329,885	328,642

Commitments and contingencies	-	-

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 101,696,440 and 99,746,440 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	100,696	99,746
Additional paid-in capital	98,454,563	95,767,647
Accumulated deficit	(98,187,803)	(95,008,054)

Total stockholders equity	367,456	859,339

Total liabilities and stockholders equity	$1,697,341	$1,187,981

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Government contracts	$7,532	$69,243	$71,114	$87,610
Royalties	-	-	-	3,897
Other	107,477	19,301	206,079	65,852
Total Revenues	115,009	88,544	277,193	157,359

Research and development	872,255	600,125	1,654,309	1,310,598
Selling, general and administrative expenses	1,730,561	874,670	2,907,884	1,601,807

Operating costs and expenses	2,602,816	1,474,795	4,562,193	2,912,405

Gain on sale of intellectual property and other assets	(1,100,000)	-	(1,100,000)	-

Loss from operations	(1,387,807)	(1,386,251)	(3,185,000)	(2,755,046)

Other income (expense), net
Interest Expense	(183)	(880)	(296)	(1,906)
Interest Income	2,407	10,922	5,547	15,549

Loss from continuing operations before taxes	(1,385,583)	(1,376,209)	(3,179,749)	(2,741,403)

Provision for taxes	-	-	-	-

Net loss	$(1,385,583)	$(1,376,209)	$(3,179,749)	$(2,741,403)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding

Basic and Diluted	101,511,825	99,081,410	100,265,915	98,501,019

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,179,749)	$(2,741,403)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	21,206	28,605
Stock based compensation expense	787,866	351,194
Issuance of shares to ATI	400,000	-
Changes in assets and liabilities:
Accounts receivable, trade	26,505	(54,896)
Prepaid expenses and other current assets	(71,479)	(132,897)
Accounts payable and accrued liabilities	1,005,591	64,584

Total adjustments	2,169,689	256,590

Net cash used in operating activities	(1,010,060)	(2,484,813)

Cash flows from investing activities:
Purchases of fixed assets	(17,629)	(6,514)
Net cash used in investing activities	(17,629)	(6,514)

Cash flows from financing activities:
Repayment of capital leases	(4,348)	(10,428)
Proceeds of stock issuance, net of costs	1,500,000	3,477,938

Net cash provided by financing activities	1,495,652	3,467,510

Net increase (decrease) in cash and cash equivalents	467,963	976,183

Cash and cash equivalents, beginning of period	897,247	901,585

Cash and cash equivalents, end of period	$1,365,210	$1,877,768

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2006 and 2005, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2005, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2006 and 2005, was $296 and $1,906, respectively. During the six months ended June 30, 2006 and 2005, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4. During the six months ended June 30, 2006 we also had a non-cash transaction related to the issuance of shares in connection with the acquisition of patent as described in greater detail in Note 3.

3.	Stockholders’ Equity

During the six months ended June 30, 2006, we issued 750,000 restricted shares of common stock and received net proceeds of $1,500,000 in an exempt offering under Regulation D of the Securities Act of 1933. In the six months ended June 30, 2005, we issued 1,200,000 restricted shares of common stock and received net proceeds of $3,000,000 in an exempt offering under Regulation D of the Securities Act of 1933, and we also issued 717,625 shares of our common stock and received $477,938 in connection with the exercise of employee stock options, primarily by former employees.

In June 2006, we issued 200,000 shares of our common stock valued at $400,000 to acquire the remaining interest in a patent that had been assigned to us. This patent was part of the intellectual property that we sold during the six months ended June 30, 2006. This transaction is described in greater detail in Note 5.

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

The Company recorded $787,866 in compensation expense in the six months ended June 30, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For options issued in 2006, the same assumptions were used except that risk free interest rates of 4.64% to 5.0% were used and annualized volatility rates ranging from approximately 70% to 85% were used.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Share-Based Payments (cont.)

The Company recorded $351,194 in compensation expense in the period ended June 30, 2005 related to options issued under its stock-based incentive compensation plans. A portion of this expense, $19,339, related to options issued to contractors and was recorded in the financial statements at the time. The remaining expense, $331,855, related to employee options and was originally accounted for using the intrinsic value method, which resulted in no expense. The 2005 statements have been restated to account for these options as if they had been accounted for under FAS 123. The Company also increased both additional paid in capital and the accumulated deficit as of December 31, 2005 by $10,273,105 to reflect the cumulative effect of the implementation of FAS 123R as of that date. This amount represents the total share-based compensation expense that would have been recorded for the period from 1995 through 2005 if the company had accounted for share based awards under FAS 123.

5.	Gain on Sale of Intellectual Property and Other Assets

In June 2006, our Electronic Billboard Technology, Inc. subsidiary sold all of its intellectual property in two simultaneous transactions. We received a total of $1.5 million in cash, the right to future royalties, and an ownership interest in a newly formed entity. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology, Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. The gain of $1.1 million recorded in the financial statements resulted from the cash payment received of $1.5 million, less the $400,000 cost associated with the acquisition of the patent rights.

6.	Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2005 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc.,  in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture - SED, Inc. - is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham act violation by Canon. Last year, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint and a trial date has been set for March 2007.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Contingencies (cont.)

In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology. Last year, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”). Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents. On March 20, 2006, we announced a letter of intent to form a joint venture with a leading Asian display manufacturer, Da Ling Co., Ltd., to develop display products utilizing our intellectual property. Two days later, Keesmann purported to terminate the exclusive license that he granted to us six years ago. Our May 2006 complaint seeks a declaratory judgement that Keesmann had no right to terminate the exclusive license, and we also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license. The Court granted a consent order that prevents Keesmann from licensing the patents pending a preliminary injunction hearing and decision. The matter is proceeding on an expedited basis, and arguments related to the preliminary injunction are expected to be heard in September or October, 2006. In June 2006, Keesman filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asks the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

7.	Business Segments

Following is information related to our business segments for the six months ended June 30, 2006 and 2005:

	ANI	EBT	All Other	Total
2006
Revenue	$277,193	$-	$-	$277,193

Profit (Loss)	(3,233,473)	973,019	(919,295)	(3,179,749)

Expenditures for
long-lived assets	17,629	-	-	17,629

2005
Revenue	$157,359	$-	$-	$157,359

Profit (Loss)	(2,236,508)	-	(504,895)	(2,741,403)

Expenditures for
long-lived assets	5,232	-	1,282	6,514

8.	Subsequent Events

There have been no subsequent events requiring disclosure through July 28, 2006.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Six months ended June 30, 2006 and 2005

OVERVIEW

During the six months ended June 30, 2006, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. We continued to incur substantial expenses in support of the development of our proprietary Carbon Nanotube Based Field Emission (“CFE”) Technology and other technologies. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, we expect to incur additional research and development expenses throughout 2006 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balance, which is in excess of $1.3 million as of June 30, 2006, when combined with expected revenue sources, to enable us to operate at least through 2006. We also have a plan to achieve breakeven, excluding non-cash expenses related to stock based compensation, in 2006. There can be no assurance that we will achieve break-even in the current year. To the extent our revenues do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve break-even at the expected level of revenues. We have also encountered unanticipated delays in the start of certain revenue producing projects and incurred significant unanticipated expenses in connection with litigation in 2006. The combination of these factors will make it more difficult to achieve our plan for break-even.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our cash balance, which was in excess of $1.3 million as of June 30, 2006, when combined with expected revenue sources, is sufficient to allow us to maintain operations through at least the end of the year. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise additional funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

In March 2006, we signed a letter of intent to enter into negotiations to form a joint venture dedicated to constructing and operating a pilot line for carbon nanotube televisions with Da Ling Co., Ltd., a corporation based in Taiwan. Da Ling would be responsible for managing and funding the joint venture which includes securing the equipment and location, staffing the facility, and paying all operating costs. If the joint venture is formed, we will provide our expertise related to the application and implementation of the CNT technology and will also receive $1 million for providing our knowledge and know-how. We expect a decision on whether the joint venture will be formed to be reached during the third quarter of 2006.

In June 2006, we received formal notification of the award of a Small Business Innovation Research (SBIR) Phase II contract from the U.S. Air Force in the amount of approximately $750,000 to further develop our carbon monoxide sensor technology. Work on the program, which is expected to last approximately two years, began immediately. Also participating with us on this contract as subcontractors are Boeing Corporation and Goodrich Corporation.

In June 2006, we sold the intellectual property of our Electronic Billboard Technology, Inc. subsidiary to Novus Communications Technologies, Inc. in two simultaneous transactions. We received a total of $1.5 in cash, an ownership interest in a newly formed entity, and the right to future royalties. The royalties are based on a percent of the revenues earned from a package of patents owned by Novus Partners, LLC, a subsidiary of Novus Communications. The package includes the patents related to digital advertising acquired from EBT.

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

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased during the period. At June 30, 2006 we had cash and cash equivalents in the amount of $1,365,210 as compared with cash and cash equivalents of $897,247 at December 31, 2005. This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

As described in greater detail in the notes to the financial statements, we received net proceeds of $1,500,000 from the issuance of common stock related to private placements during the six months ended June 30, 2006 (the “2006 Period”), as compared with $3,477,938 from the issuance of common stock during the six months ended June 30, 2005 (the “2005 Period”). The majority of the common stock issued in the 2005 Period was the result of the private placement in February 2005 in which 1,200,000 shares of stock were issued in exchange for net proceeds of $3,000,000. The remaining amount in 2005 came from the exercise of employee stock options. We may raise additional equity in 2006 if planned revenues are delayed from the dates projected. We may receive additional proceeds from common stock as the result of the exercise of options in 2006.

Our cash used in operating activities decreased from $2,484,813 in the 2005 Period to $1,010,060 in the 2006 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section, as well as the working capital provided by increased balances in accounts payable. A significant factor in the increased balance in accounts payable as of June 30, 2006 is the payment arrangement that we have with our attorneys related to the Keesman litigation. This is discussed in more detail below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2006 as a result of increasing revenues, while expenses remain relatively constant.

Cash used in investing activities in both periods was insignificant and we expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2006.

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

RESULTS OF OPERATIONS

Our net loss for the second quarter ended June 30, 2006 was $1,385,583 as compared with the loss of $1,376,209 for the same period last year. Our net loss of $3,179,749 for the six months ended June 30, 2006 was higher than the loss of $2,741,403 for the six months ended June 30, 2005. This increased loss was the result of reasons set forth below. We expect our quarterly loss to be reduced in the third and fourth quarters of 2006.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our revenues for the quarter ended June 30, 2006 totaled $115,009 compared to $88,544 for the same quarter of 2005. For the six-month period ended June 30, 2006 (the “2006 Period”), our revenues were $277,193 as compared with $157,359 for the six-month period ended June 30, 2005 (the “2005 Period”). The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in the 2005 Period came from government contracts, whereas the majority of revenues in the 2006 Period came from private sources. At the present stage of our development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter and may not be a significant source of operating cash for us. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $2.9 million as of the date of this filing and we expect our revenue to increase significantly in future quarters as a result of this backlog. We had a total revenue backlog of approximately $370,000 as of June 30, 2005. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel. We do not anticipate hiring any additional people for the balance of the year.

We incurred research and development expenses of $1,654,309 in the 2006 Period, which was higher than the amount of $1,310,598 incurred in the 2005 Period. This reflects a general increase in the level of our activity. The majority of our research and development expenditures are relatively fixed, and include salaries and related cost, facilities costs, etc. The variable portion relates to spending on outside materials and consultants and was relatively similar from year to year. We expect research and development expenditures to continue to gradually increase for the remainder of the year as new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $2,907,884 for the 2006 Period, compared with $1,601,807 for the 2005 Period - an increase of approximately $1.3 million. Of this increase, approximately $400,000 related to a non-cash item resulting from the implementation of issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R") . The balance of the increase related to professional fees, primarily related to litigation. We have incurred roughly $700,000 of expenses related to litigation in the first six months of 2006, roughly $500,000 of which relates to the Keesmann lawsuit. We have a modified fee arrangement with our attorneys related to the Keesmann litigation, whereby the fees are not payable until the earlier of eighteen months, or coincident with certain revenue producing events. The level of selling, general, and administrative expenses is expected to remain relatively constant for the remainder of the year.

We had a gain of $1.1 million in the 2006 Period as a result of the sale of the intellectual property of our Electronic Billboard Technology, Inc. subsidiary. We received total cash proceeds of $1.5 million in the transaction, but that was partially offset by $400,000 of costs related to a portion of the intellectual property sold. One of the patents sold by EBT was assigned to us by Advanced Technology Incubator, Inc, a Company owned by our Chief Operating Officer, Dr. Zvi Yaniv. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture - SED, Inc. - is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham act violation by Canon. Last year, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint and a trial date has been set for March 2007.

In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology. Last year, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”). Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents. On March 20, 2006, we announced a letter of intent to form a joint venture with a leading Asian display manufacturer, Da Ling Co., Ltd., to develop display products utilizing our intellectual property. Two days later, Keesmann purported to terminate the exclusive license that he granted to us six years ago. Our May 2006 complaint seeks a declaratory judgement that Keesmann had no right to terminate the exclusive license, and we also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license. The Court granted a consent order that prevents Keesmann from licensing the patents pending a preliminary injunction hearing and decision. The matter is proceeding on an expedited basis, and arguments related to the preliminary injunction are expected to be heard in September or October, 2006. In June 2006, Keesman filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asks the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2006 through June 30, 2006, we issued 200,000 shares to Advanced Technology Incubator, Inc., a company owned by our Chief Operating Officer, Dr. Zvi Yaniv in exchange for the remaining rights in a patent previously assigned to us by ATI. We filed a registration statement in June 2006 to register these shares, as well as other previously issued shares.

ITEM 6.     EXHIBITS

Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: July 28, 2006	/s/ R.D. Burck R.D. Burck Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2006	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of R.D. Burck

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of R.D. Burck

32.2	Section 1350 Certificate of Douglas P. Baker