Form 10-Q
period 2006-09-30
NANO PROPRIETARY  INC
filed 2006-11-07
CIK 891417

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2006

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

[ ] Yes [X] No

As of November 1, 2006, the registrant had 101,456,086 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$627,188	$897,247
Accounts receivable, trade - net of allowance for doubtful accounts	187,748	94,103
Prepaid expenses and other current assets	99,813	85,306

Total current assets	914,749	1,076,656

Property and equipment, net	134,837	101,785
Other assets	9,540	9,540
Total assets	$1,059,126	$1,187,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,785,441	$231,131
Obligations under capital lease	-	4,348
Accrued liabilities	90,759	93,163
Deferred Revenue	284,832	-

Total current liabilities	2,161,032	328,642

Commitments and contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 101,250,823 and 99,746,440 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	101,251	99,746
Additional paid-in capital	98,915,684	95,767,647
Accumulated deficit	(100,118,841)	(95,008,054)

Total stockholders equity (deficit)	(1,101,906)	859,339

Total liabilities and stockholders equity (deficit)	$1,059,126	$1,187,981

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Government contracts	$109,182	$85,697	$180,296	$173,307
Royalties	-	-	-	3,897
Other	104,659	160,220	310,738	226,072
Total Revenues	213,841	245,917	491,034	403,276

Research and development	962,458	666,020	2,616,767	1,956,216
Selling, general and administrative expenses	1,184,579	1,106,375	4,092,463	2,728,584

Operating costs and expenses	2,147,037	1,772,395	6,709,230	4,684,800

Gain on sale of intellectual property and other assets	-	-	(1,100,000)	-

Loss from operations	(1,933,196)	(1,526,478)	(5,118,196)	(4,281,524)

Other income (expense), net
Interest Expense	(222)	(381)	(518)	(2,287)
Interest Income	2,380	9,946	7,927	25,495

Loss from continuing operations before taxes	(1,931,038)	(1,516,913)	(5,110,787)	(4,258,316)

Provision for taxes	-	-	-	-

Net loss	$(1,931,038)	$(1,516,913)	$(5,110,787)	$(4,258,316)

Loss per share

Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding

Basic and Diluted	101,862,093	99,179,808	100,469,473	98,729,768

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,110,787)	$(4,258,316)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	32,030	42,258
Stock based compensation expense	648,901	899,254
Issuance of shares to ATI	400,000	-
Changes in assets and liabilities:
Accounts receivable, trade	(93,645)	(58,116)
Prepaid expenses and other current assets	(14,507)	(47,358)
Accounts payable and accrued liabilities	1,551,906	(13,816)
Deferred Revenue	284,832	-

Total adjustments	2,809,517	822,222

Net cash used in operating activities	(2,301,270)	(3,436,094)

Cash flows from investing activities:
Purchases of fixed assets	(65,082)	(11,952)
Net cash used in investing activities	(65,082)	(11,952)

Cash flows from financing activities:
Repayment of capital leases	(4,348)	(15,839)
Proceeds of stock issuance, net of costs	2,100,641	3,494,938

Net cash provided by financing activities	2,096,293	3,479,099

Net increase (decrease) in cash and cash equivalents	(270,059)	31,053

Cash and cash equivalents, beginning of period	897,247	901,585

Cash and cash equivalents, end of period	$627,188	$932,638

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

   The consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2006 and 2005, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2005, has been derived from the audited consolidated balance sheet as of that date.

   Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission.  The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

   Cash paid for interest for the nine months ended September 30, 2006 and 2005, was $518 and $2,287, respectively. During the nine months ended September 30, 2006 and 2005, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4. During the nine months ended September 30, 2006 we also had a non-cash transaction related to the issuance of shares in connection with the acquisition of patent as described in greater detail in Note 3.

3.       Stockholders’ Equity

   During the nine months ended September 30, 2006, we issued 1,250,000 restricted shares of common stock and received net proceeds of $2,074,000 in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, we also issued 54,383 shares of common stock and received proceeds of $26,641 in connection with the exercise of stock options. In the nine months ended September 30, 2005, we issued 1,200,000 restricted shares of common stock and received net proceeds of $3,000,000 in an exempt offering under Regulation D of the Securities Act of 1933, and we also issued 767,625 shares of our common stock and received $494,938 in connection with the exercise of employee stock options, primarily by former employees.

   In June 2006, we issued 200,000 shares of our common stock valued at $400,000 to acquire the remaining interest in a patent that had been assigned to us. This patent was part of the intellectual property that we sold during the nine months ended September 30, 2006. This transaction is described in greater detail in Note 5.

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

   The Company recorded $648,901 in compensation expense in the nine months ended September 30, 2006 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For options issued in 2006, the same assumptions were used except that risk free interest rates of 4.64% to 5.22% were used and annualized volatility rates ranging from approximately 58% to 85% were used.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.  Share-Based Payments (cont.)

   The Company recorded $899,254 in compensation expense in the period ended September 30, 2005 related to options issued under its stock-based incentive compensation plans. A portion of this expense, $19,339, related to options issued to contractors and was recorded in the financial statements at the time. The remaining expense, $879,915, related to employee options and was originally accounted for using the intrinsic value method, which resulted in no expense. The 2005 statements have been restated to account for these options as if they had been accounted for under FAS 123. The Company also increased both additional paid in capital and the accumulated deficit as of December 31, 2005 by $10,273,105 to reflect the cumulative effect of the implementation of FAS 123R as of that date. This amount represents the total share-based compensation expense that would have been recorded for the period from 1995 through 2005 if the company had accounted for share based awards under FAS 123.

5.       Gain on Sale of Intellectual Property and Other Assets

   In June 2006, our Electronic Billboard Technology, Inc. subsidiary sold all of its intellectual property in two simultaneous transactions. We received a total of $1.5 million in cash, the right to future royalties, and an ownership interest in a newly formed entity. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology, Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. We also paid a consulting fee of $25,000 to ATI during the period ended September 30, 2006. The gain of $1.1 million recorded in the financial statements resulted from the cash payment received of $1.5 million, less the $400,000 cost associated with the acquisition of the patent rights.

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

   After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, including Canon’s failure to disclose an ongoing relationship with Toshiba. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement, and we filed our reply brief in opposition to the motion. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. The parties are currently awaiting the Court’s ruling on Canon’s motion for summary judgment; however timing of that ruling is entirely within the discretion of the Court. Regardless of the Court’s ruling on the motion for summary judgment on the subsidiary claim, the case will proceed - either based on the remaining three claims, or the entire amended complaint. A trial date has been set for March 2007.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.       Contingencies (cont.)

   In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology. Last year, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”). Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents. On March 20, 2006, we announced a letter of intent to form a joint venture with a leading Asian display manufacturer, Da Ling Co., Ltd., to develop display products utilizing our intellectual property. Two days later, Keesmann purported to terminate the exclusive license that he granted to us six years ago. Our May 2006 complaint seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license, and we also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license. The Court granted a consent order that prevents Keesmann from licensing the patents pending an injunction hearing and decision. In June 2006, Keesman filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asks the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

   The matter proceeded on an expedited basis and discovery is now complete. The motion is fully briefed and awaiting a ruling by the judge. We seek a permanent injunction prohibiting termination of our perpetual license in these patents, or in the alternative, damages for the full value of benefits that we conferred upon Keesmann when we paid him minimum royalties, prosecuted improvements in the Keesmann patents before the United States Patent and Trademark Office, and actively marketed Keesmann’s patents.

7.       Business Segments

Following is information related to our business segments for the six months ended September 30, 2006 and 2005:

	ANI	EBT	All Other	Total
2006
Revenue	$491,034	$-	$-	$491,034

Profit (Loss)	(4,902,384)	933,720	(1,142,123)	(5,110,787)

Expenditures for
long-lived assets	65,082	-	-	65,082

2005
Revenue	$403,276	$-	$-	$403,276

Profit (Loss)	(3,168,793)	-	(1,089,523)	(4,258,316)

Expenditures for
long-lived assets	8,297	-	3,655	11,952

8.       Subsequent Events

   We issued 205,263 shares of common stock and received proceeds of $200,000 through November 1, 2006.

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

Nine months ended September 30, 2006 and 2005

OVERVIEW

   We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures. During the nine months ended September 30, 2006, our revenues were earned as a result of reimbursed research expenditures from both government and private sources. We continued to incur substantial expenses in support of the development of our proprietary technologies. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, we expect to incur additional research and development expenses throughout 2006 in developing our technology.

OUTLOOK

           We expect our present cash balance, which is in excess of $600,000 as of September 30, 2006, when combined with expected revenue sources and other commitments, to enable us to operate at least through 2006. We have encountered unanticipated delays in the start of certain revenue producing projects and incurred significant unanticipated expenses in connection with litigation in 2006. These factors have prevented us from reaching our stated goal of breakeven for 2006. While breakeven is not entirely out of the question for 2006, it is not likely unless there is settlement of our litigation prior to December 31, 2006. Because of these delays in revenue producing projects, we raised $574,000 in equity during the recently completed quarter to fill a portion of the gap created by those delays.

   However since our revenue producing projects were delayed, as opposed to failing to materialize, our current revenue backlog of approximately $3.3 million is the strongest that it has ever been and the overwhelming majority of the backlog will carry over to 2007. That backlog when combined with current opportunities and expected new opportunities make it likely that we will at least breakeven in 2007. To the extent our revenues in 2007 do not allow us to break-even, or if the timing of revenues does not match with expenses, we could be required to raise additional funds through the issuance of debt or equity securities to enable us to maintain operations at the present level. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve break-even at the expected level of revenues.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

   We have a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our cash balance, which was in excess of $600,000 as of September 30, 2006, when combined with expected revenue sources and other commitments, is sufficient to allow us to maintain operations through at least the end of 2006. We expect additional revenue producing projects or license agreements to be finalized during that time period. We believe that we have the ability to continue to raise additional funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

   In September 2006, we signed a license agreement with Shimane Masuda Electronics (“SME”). Under the terms of this license we will receive 10 million yen (approximately $85,000) in October 2006 and an additional 15 million yen (approximately $130,000) when SME begins production in 2007. We will also receive a royalty equal to 5% of SME sales of products using our technology. The initial product to be manufactured by SME is a carbon nanotube electron emission lighting device, however SME is expected to expand into additional products after its initial product is on the market.

   In August 2006, we entered into a research agreement with a leading industrial chemical products company in Japan to develop technical inks that can be deposited using additive processes such as printing. The project will start October 1, 2006 and last for twelve months. We will receive $500,000 for this project, $250,000 of which was received in August 2006.

   In August 2006, we received formal notification of the award of a Small Business Innovation Research (SBIR) Phase II contract from the U.S. Air Force in the amount of approximately $750,000 to further develop our traveling wave tube (“TWT”) technology. Work on the program, which is expected to last approximately two years, began immediately. Also participating with us on this contract as a subcontractor is Northrop Grumman Corporation. Also in August 2006, we received two separate SBIR Phase I contracts totaling approximately $225,000 from the Department of Homeland Security.

   In the quarter ended September 30, 2006, we issued 500,000 shares of our common stock in exchange for $574,000. We raised this equity to fill in a portion of the gap created by delays in the timing of the award of some of our revenue producing projects. We issued an additional 205,263 shares of common stock and received $200,000 in proceeds subsequent to September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which required that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We adopted FAS 123R effective January 1, 2006. We previously accounted for stock-based compensation using APB 25 and disclosed pro forma compensation expense annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and earnings (loss) per share in a Note to the Consolidated Financial Statements. Pro forma presentation is no longer an alternative, and accordingly, we began recording the fair value of options as compensation expense in the current period. As described in the notes to the financial statements, implementation of FAS 123R had a significant impact on our financial statements in the current period and likely will continue to have a significant impact in future periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

           Our cash position decreased during the period. At September 30, 2006 we had cash and cash equivalents in the amount of $627,188 as compared with cash and cash equivalents of $897,247 at December 31, 2005. This decrease in cash is primarily the result of cash used in operating activities, offset by cash provided by financing activities.

           As described in greater detail in the notes to the financial statements, we received net proceeds of $2,100,641 from the issuance of common stock related to private placements and option exercises during the nine months ended September 30, 2006 (the “2006 Period”), as compared with $3,494,938 from the issuance of common stock during the nine months ended September 30, 2005 (the “2005 Period”). We have raised less equity in 2006 than we did in 2005 because of our reduced use of cash in operations in 2006. We may raise additional equity in 2006 if planned revenues are delayed from the dates projected. We may receive additional proceeds from common stock as the result of the exercise of options in 2006.

   Our cash used in operating activities decreased from $3,436,094 in the 2005 Period to $2,301,270 in the 2006 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section, as well as the working capital provided by increased balances in accounts payable. A significant factor in the increased balance in accounts payable as of September 30, 2006 is the payment arrangement that we have with our attorneys related to the Keesman litigation. This is discussed in more detail below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters as a result of increasing revenues, while expenses remain relatively constant.

           Cash used in investing activities in both periods was insignificant and we expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2006.

           The principal source of our liquidity has been funds received from exempt offerings of common stock. In the event that we need additional funds, we may seek to sell additional debt or equity securities. While we have always been able to obtain needed funds, and we expect to be able to obtain any funds needed for operations, there can be no absolute assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio, upon the viability of products using our technology and their acceptance in the marketplace, and our ability to obtain license agreements for our technology, as well as our ability to obtain additional debt or equity financings in the future, if needed.

           We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that some of the products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2007. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

           Our net loss for the third quarter ended September 30, 2006 was $1,931,038 as compared with the loss of $1,516,913 for the same period last year. Our net loss of $5,110,787 for the nine months ended September 30, 2006 was higher than the loss of $4,258,316 for the nine months ended September 30, 2005. This increased loss was the result of reasons set forth below. We expect our quarterly loss to be reduced in the fourth quarter of 2006 from that of the current quarter.

   Our revenues for the quarter ended September 30, 2006 totaled $213,841 compared to $245,917 for the same quarter of 2005. For the nine-month period ended September 30, 2006 (the “2006 Period”), our revenues were $491,034 as compared with $403,276 for the nine-month period ended September 30, 2005 (the “2005 Period”). The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in both periods came from came from private sources, however we expect our government revenues to begin increasing substantially as the result of several recently awarded contracts. At our present stage of development, significant conclusions can’t be drawn from comparing revenues from period to period. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To facilitate the signing of license agreements and to supplement revenues received from license agreements, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter and may not be a significant source of operating cash for us. Our private research funding tends to come in large amounts at sporadic times.

           We have a revenue backlog of roughly $3.3 million as of the date of this filing, and we expect our revenue to increase significantly in future quarters as a result of this backlog. Our total revenue backlog was approximately $470,000 at September 30, 2005. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

           We incurred research and development expenses of approximately $2.6 million in the 2006 Period, which was higher than the amount of slightly under $2.0 million incurred in the 2005 Period - an increase of roughly 30%. This reflects a general increase in the level of our activity. The majority of our research and development expenditures are relatively fixed, and include salaries and related cost, facilities costs, etc. The variable portion related to spending on outside materials and consultants was relatively similar from year to year. The majority of the increase relates to payroll and payroll related expenses associated with an increased number of research and development related employees. We expect research and development expenditures to continue to gradually increase for the remainder of the year as new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

   Our selling, general, and administrative expenses were approximately $4.1 million for the 2006 Period, compared with roughly $2.7 million for the 2005 Period - an increase of approximately $1.4 million. Virtually the entire increase related to litigation expenses. We have incurred roughly $1.15 million of expenses related to the Keesmann litigation in the first nine months of 2006, and there were no expenses related to that litigation in 2005. We have a modified fee arrangement with our attorneys related to the Keesmann litigation, whereby the fees are not payable until the earlier of eighteen months, or coincident with certain revenue producing events. The Keesmann litigation also explains the significant increase in accounts payable as of September 30, 2006. We have also incurred roughly $400,000 in expenses related to our Canon litigation in the 2006 Period. There was only about $100,000 in expenses related to the Canon litigation in 2005. The level of selling, general, and administrative expenses, excluding litigation, is expected to remain relatively constant for the remainder of the year. Litigation expenses are unpredictable in timing, but are expected to be less in the fourth quarter of 2006 than in either the second or third quarters of 2006.

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

   Our interest expense and interest income was relatively insignificant in both periods and we expect both to remain relatively insignificant in the foreseeable future. Our interest income is a result of the investment of excess funds in short term interest bearing instruments.

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

   After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, including Canon’s failure to disclose an ongoing relationship with Toshiba. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement, and we filed our reply brief in opposition to the motion. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. The parties are currently awaiting the Court’s ruling on Canon’s motion for summary judgment; however timing of that ruling is entirely within the discretion of the Court. Regardless of the Court’s ruling on the motion for summary judgment on the subsidiary claim, the case will proceed - either based on the remaining three claims, or the entire amended complaint. A trial date has been set for March 2007.

   In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology. Last year, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”). Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents. On March 20, 2006, we announced a letter of intent to form a joint venture with a leading Asian display manufacturer, Da Ling Co., Ltd., to develop display products utilizing our intellectual property. Two days later, Keesmann purported to terminate the exclusive license that he granted to us six years ago. Our May 2006 complaint seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license, and we also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license. The Court granted a consent order that prevents Keesmann from licensing the patents pending an injunction hearing and decision. In June 2006, Keesman filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asks the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

   The matter proceeded on an expedited basis and discovery is now complete. The motion is fully briefed and awaiting a ruling by the judge. We seek a permanent injunction prohibiting termination of our perpetual license in these patents, or in the alternative, damages for the full value of benefits that we conferred upon Keesmann when we paid him minimum royalties, prosecuted improvements in the Keesmann patents before the United States Patent and Trademark Office, and actively marketed Keesmann’s patents.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           From July 1, 2006 through September 30, 2006, we issued 500,000 shares of common stock to Karrison Nichols in exchange for total proceeds of $574,000. These shares have not been registered for sale.

ITEM 6.     EXHIBITS

           Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: November 6, 2006	/s/ R.D. Burck R.D. Burck Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2006	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of R.D. Burck

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of R.D. Burck

32.2	Section 1350 Certificate of Douglas P. Baker