Form 10-K
period 2006-12-31
NANO PROPRIETARY  INC
filed 2007-03-09
CIK 891417

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006; or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of registrant as specified in its charter)
TEXAS (State of Incorporation)	76-0273345 (IRS Employer Identification Number)

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
Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2006 of $1.76, was approximately $176 million.

As of February 28, 2007, the registrant had 104,258,982 shares of Common Stock issued and outstanding.

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

PART I.

When used in this document, the words “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Important Information Concerning Forward-Looking Statements” included at the beginning of this report and “Risk Factors” beginning on page 10 of this report.

Item 1.   Business.

DESCRIPTION OF BUSINESS

General

We are a nanotechnology company engaged in research based primarily on unique applications of carbon nanotube technology. Our research is based on intellectual property and expertise that we have developed over the years. As part of our research we perform services for others and develop products and materials based on this intellectual property. Our ultimate goal is to generate sustainable recurring revenues by licensing our technology to others.

  We were incorporated in Texas in 1987 and completed our initial public offering in 1993. Our initial focus was on a next generation display technology called field emission display (“FED”). The majority of our research over the years has been related to FED technology, and we have accumulated significant intellectual property in this area. FED technology has evolved significantly over the life of the company, and we have been at the forefront of that evolution, accumulating intellectual property at each step of the way. We believe our intellectual property will be required by any entity that develops a display using FED technology. As discussed in greater detail under the heading “Electron emission activities”, our FED technology includes both carbon nanotube based field emission displays and thin-film based field emission technology, such as the technology recently introduced by Canon and Toshiba referred to as SED.

While focusing primarily on FED technology, in the past several years we have performed research in many other areas. Much of this research was an outgrowth of our work in the FED area. This research was either related to other display technologies, used processes learned while we were working with FED technology, used raw materials used in our FED research, or capitalized on other unique capabilities within our organization. As a result we have developed significant intellectual property in other areas beyond that solely related to the FED technology. At present, we have over 300 total U.S. and foreign patents, including 113 issued, 130 pending, and 39 provisional.

Business Model

We are first and foremost a research and development company. We have an extensive portfolio of intellectual property that we have developed over the years, and we intend to develop a portfolio of recurring revenue streams by licensing our intellectual property to others.

Much of our intellectual property relates to next-generation technologies that are not in wide current use and as such, additional development work is required before products can be manufactured using these technologies. Our research and development efforts occur across a continuum moving from concept to commercialization as follows:

Concept → Laboratory → Development → Pilot /Introduction → Commercialization

To aid in the process of moving our technologies from concept to commercialization, we frequently perform funded research for both government entities and large corporations. This enables us to focus our resources in areas that have the highest level of interest to others, and thus the highest probability for commercialization.

Research and Development

As a result of our focus on developing and protecting our intellectual property, we spend significant amounts on research and development. We spent $3,590,148, $2,635,412, and $2,737,029 on research and development in the years ended December 31, 2006, 2005, and 2004, respectively. This represents approximately 41%, 41%, and 37% of our total operating costs and expenses in each of those years. We expect to continue to invest heavily in research and development, and we expect our research and development costs for 2007 to be approximately 50% of our operating costs.

Business  Segments

Our operations currently consist of three reportable business segments.

Applied Nanotech, Inc.  ANI is the main focus of our efforts. It was incorporated in January 1997 and is developing our proprietary carbon nanotube and related technologies. Accordingly, our research is focused in the broad area of carbon nanotube technology and its application to the display, electronics, sensor, medical, and other industries. Our development plans for our technologies are discussed later in this report.

Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 and initially focused on developing sun-readable display products for outdoor use.  Its primary product initially was an electronic billboard that would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. The focus of EBT was rapidly shifted to displays for indoor use that could be used as part of an overall point of purchase advertising program. We developed a patented product called the E-Window™, as well as patents surrounding the process of communicating with electronic displays for the purpose of placing advertisements. In 2002, we restructured EBT and stopped selling products directly and instead limited ourselves to licensing our intellectual property. We did this to focus on our business at ANI, which had higher short run potential and was less capital intensive. In 2006, we sold EBT’s intellectual property in two simultaneous transactions. This is discussed in greater detail below. To the extent that EBT is basically inactive, information relative to this segment may not be that meaningful.

Other.  We also incur general overhead to operate that is not associated with any specific subsidiary or other segment. This overhead is the approximate cost of being a public company, which is the amount in excess of that which might be incurred by a private company performing these same activities.

Following is a summary of revenues, net loss from continuing operations, and total assets for each segment for each of the last three years.

	2006	2005	2004
Revenues
ANI	$1,116,670	$565,660	$382,522
EBT	$—	$—	$—
Other	$—	$—	$—
Total Revenues	$1,116,670	$565,660	$382,522

Net loss from continuing operations
ANI	$(6,113,472)	$(4,326,467)	$(4,931,370)
EBT	$933,720	$(3,734)	$(7,499)
Other	$(1,418,867)	$(1,488,615)	$(2,200,240)
Total	$(6,593,892)	$(5,818,816)	$(7,139,109)
Assets
ANI	$1,101,205	$301,870	$310,005
EBT	$—	$—	$—
Other	$1,592,237	$886,111	$834,363
Total	$2,693,442	$1,187,981	$1,144,368

Applied Nanotech, Inc.

Overall

We are a nanotechnology company focusing our efforts on research, development of proof of concepts for proposed products, and licensing our technology to others. We are developing world-class technologies that generally fall under one of four technology platforms.These platforms are:

•	Electron emission activities, primarily in the display area
•	Sensor technology
•	Functional nanomaterials
•	Nanoelectronic applications

We intend to license our technology to others to allow them to manufacture products using our technology. We have no plans to establish any manufacturing facilities in the foreseeable future, and manufacturing is not a part of our core strategy. To the extent that manufacturing capabilities are needed for products using our technology, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers.

Electron Emission Activities

Our main focus for virtually the entire life of Nano-Proprietary has been on Field Emission Display (“FED”) technology. We have performed extensive research and accumulated significant intellectual property in this area. Field emission display is a next generation display technology that is ideally suited for use in large flat screen televisions, with “large” being defined as 50-inch diagonal or greater. TVs using FED technology are intended to compete with and improve on the plasma, projection, and CRT displays currently available in the large screen TV market. FED technology can also be used for large outdoor electronic displays in products such as roadside billboards, stadium displays, and other outdoor electronic signs. We have developed a broad patent portfolio covering numerous aspects of FED technology.

Carbon-nanotube based large area flat screen color field emission displays. Because of cost advantages carbon nanotubes are currently the preferred method in the display industry for construction of large area flat screen color TVs using FED technology. As discussed in more detail in the Technology Agreements section below, we licensed 6 patents from Till Keesmann in 2000. These patents are basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (No. RE38,223 E) was reissued in August 2003. This reissuance significantly strengthened and reinforced the basic nature of this patent. It is our belief that any company using carbon nanotubes in an emission mode, regardless of application, will be required to license this, and other patents from us. No companies have yet obtained the right to use this patent from us. As discussed in Item 3 to this Annual Report on Form 10-K, the Keesmann agreement is currently the subject of litigation. We have an equally significant patent that we refer to as the Raman Spectrum patent. This patent is also a basic patent. It is broader than the Keesmann patent in that it covers all carbon-based FEDs, regardless of whether the emission is from carbon nanotubes, carbon films, or other forms of carbon.

Other companies are developing large area color TVs that may be, in part, based on our carbon nanotube based field emission technology. Companies including Samsung, Dupont, Noritake, Motorola, and others have made public announcements related to the development of large area carbon nanotube based field emission displays, or manufacturing processes for such displays. To the extent that these companies, or any other companies, bring a TV to market using carbon nanotube based field emission display technology, they would be required to license one or more of our patents.

We have also developed our own proofs of concepts of carbon nanotube based field emission display TVs. We currently have both a 14-inch monochrome and a 14-inch color proof of concept that we built internally. We have also developed a 25-inch color proof of concept in conjunction with a consortium of Japanese component manufacturers. Each member of the consortium contributed its own particular expertise to the proof of concept at its own expense. The purpose of the 25-inch color proof of concept was to demonstrate that scalability is not an issue with the carbon nanotube-based field emission display. It was built to specifications enabling it to be expanded to a 60-inch display; however, it was built at 25 inches due to cost considerations. In 2006 we signed a letter of intent with Da Ling Co. Ltd, a corporation based in Taiwan, to enter into an agreement to form a joint venture to construct and operate a pilot line for a carbon nanotube television using our technology and processes. A final agreement has not been reached but discussions are ongoing.

Other large area flat screen color field emission displays. Canon, Inc. and Toshiba have jointly developed a large area flat screen color TV based on our FED technology. Canon and Toshiba have announced that they have formed a joint venture to manufacture components for this TV, have constructed a manufacturing line, and demonstrated their product on many occasions. We signed a non-exclusive license with Canon in 1999 that covered substantially all of our field emission patents, but excluded the basic carbon nanotube patent and specific applications for the other field emission display patents including, but not limited to, large area color displays. The license agreement with Canon was terminated in 2006 as a result of Canon’s breach of contract and is currently the subject of litigation. See Item 3 of this Annual Report on Form10-K for further information on this litigation.

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

Backlights for displays. Our carbon nanotube technology is ideally suited to be used as a backlight for other types of displays, such as LCDs. Use of CNTs in backlights would improve the luminious efficiency at lower power levels and eliminate the use of mercury and its related negative environmental impacts. We have developed a proof of concept using our proprietary functionalized CNTs as a backlight for an LCD, and we expect to continue performing significant research in this area in 2007. Many other companies have also performed research in this area. Successful development of a backlight device using carbon nanotubes by anyone will require a license to our intellectual property.

PETS for medium resolution large area electronic billboards- The PET, or Picture Element Tube, is a basic display device that could be used in many applications in addition to electronic billboards. The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. We do not intend to manufacture these PETs ourselves, but rather license other manufacturers to produce them. We have currently licensed a previous version of field emission display technology that is not based on carbon nanotubes to a large Japanese display manufacturer that is now working internally to complete development of the product. This license calls for royalties of 2% of the licensee’s sales of products using our technology. The licensee will receive credit against royalties due under the agreement for $2 million of research funding that the licensee provided to us from 2001 to 2003. Accordingly, no royalties will be due under the agreement until sales of the licensee’s products exceed $100 million.

Lighting Devices. We have been working with Shimane Masuda Electronics, Co., Ltd. (“SME”) on carbon nanotube lighting devices since 2004. In 2005, SME established a pilot line for the development and production of carbon nanotube electron emission based lighting devices. Upon successful completion of the pilot period in 2006, SME entered into a license agreement covering a limited geographical area with us. Under this agreement, in addition to an upfront payment of approximately $84,000 which we received in 2006, we will receive an additional payment of approximately $125,000 when SME begins production, and we will receive a royalty of 5% of SME’s sale of products that use this technology. The initial product being developed by SME is for a specific application for an existing customer; however, SME is expected to develop additional products once the initial product is introduced. Under the license agreement, SME is currently limited to manufacturing in Japan and sales in Asia.

Competition. Because of the strength of our intellectual property in the FED area, our competition comes from other technologies, rather than other companies. Any company developing a carbon nanotube based FED large area flat screen color TV will be required to license our patents. There are other companies attempting to develop non-carbon nanotube based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the field emission technology using forms of carbon, whether carbon nanotube based or other carbon based methods such as the SED. However, even companies developing these non-carbon based field emission displays may be required to license other portions of our patent portfolio in order to bring a product to market.

In the large area flat screen color TV industry, the primary competition comes from plasma panel displays, LCD displays, organic LED displays, and color picture tubes. We believe FED technology, when fully developed, will primarily compete with plasma displays and LCD displays, and generally compares favorably visually and technically with both types of displays. In addition, carbon nanotube based field emission displays are expected to be less costly than plasma displays. LCD displays have quality issues related to the viewing angle and are generally not economical once the size exceeds 45 inches, and therefore are not considered strong competition because our technology is targeted at displays greater than 50 inches. Several companies are currently developing backlights for LCDs using carbon nanotubes. Successful development of a carbon nanotube backlight would require a license to our intellectual property.

Sensors

Overview. We have greatly expanded our work and intellectual property in the area of sensor technology. This is becoming an increasingly important part of our business, and we expect it to become even more important in the future. Our approach to sensor technology offers the unique advantage of manipulating materials at the molecular level at which sensing events occur. We are pursuing a multiplatform approach to address specific market needs. Some of the potential applications are as follows:

Biosensors. Our carbon nanotube technology is ideally suited for use in biosensors. Sensors based on carbon nanotubes or other nanomaterials can be used to detect chemical, organic, or biological warfare agents, as well as explosives, hydrogen, ammonia and numerous other chemicals. We have developed several proof of concepts demonstrating the viability of our sensor technology, and are currently seeking development partners to license the technology and integrate it into specific products.

Hydrogen sensors. These sensors are targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor in for use in the measurement of hydrogen in power transformer products. A significant portion of this work was done in conjunction with Kelman, Ltd., an international company that operates primarily in the area of power products, transformer services, and emission monitoring products. Almost all power transformer products throughout the world fall into one of two categories - those involving oxygen or those involving nitrogen. The sensor that we developed works well in transformers involving oxygen, but not in those involving nitrogen. Kelman was interested only in a universal solution. We believe that we have a potential universal solution; however, that solution will take additional development, and Kelman is not interested in sharing the cost of that development. As a result, we are no longer working with Kelman, and it is unlikely that our technology will ever be used in Kelman products. We are exploring relationships with sensor manufacturers for the application of our technology.

Carbon Monoxide Sensors. We have developed a carbon monoxide sensor that is based on a “gated” metal oxide approach that allows the sensor to operate without heating, as compared with most carbon monoxide sensors that require heating to greater than 250 degrees Celsius. Our approach to the carbon monoxide sensor allows the sensor to operate at low power with instant-on operation. The sensor will be specific to carbon monoxide with no cross sensitivity to other gases and elements and is also easily portable and highly sensitive. We completed a phase I SBIR and are now working on a phase II project for the U.S. Air Force. When completed, we expect to be able to license our technology for both commercial and government purposes.

Other sensors. We have demonstrated that carbon nanotubes can be used to develop sensors for chemical, organic, and biological warfare agents. We have also demonstrated that carbon nanotubes and other nanodetectors can be used for the remote detection of explosives, sensors used in environmental monitoring, health care, the food industry, biotech-biopharma applications, genetic biosensors, and immunosensors. We are currently seeking funding to take our research in this area to the next level of development, which would include proofs of concept, and product development. Ideally, we would do this with a development partner that would fund the development and license the technology for manufacturing upon completion, or in conjunction with a development partner under a government funding program. We most likely would have different development partners for different sensors that may be used in different industries.

Competition. Our competition in the sensor area will come from a variety of technologies and companies depending on the purpose and use of the sensor. There are other technologies used in sensors; however, we believe carbon nanotube based sensors and other nanodetectors are more versatile, can sense a broader range of materials, and are more selective (sensitive) in their sensor results. We believe that selecting the right strategic partners for development of proof of concepts for our sensor technology is an important step in the market acceptance of sensors using our technology.

Functional Nanomaterials

We are in the advanced stages of research into nanomaterials using carbon nanotube and other composites. We believe that some of the first widespread use of nanotechnology by established companies will be in this area as they work to improve existing products, materials, and processes. A significant opportunity exists in this area for us to develop and license our technology. We are currently exploring opportunities with several companies in this area.

Shimane Institute of Technology. We completed a preliminary research and development agreement with Shimane Institute for Industrial Technology (SIIT) to develop a new aluminum alloy using carbon nanotubes that has thermal conductivity 4-5 times greater than aluminum metal. SIIT is a technology organization fully supported by the government of Shimane Prefecture, Japan. We are beginning a second phase of the project in 2007. Applications include any microelectronic device that generates heat, including circuit boards for computers and high powered radar. These alloys can also improve the strength of the aluminum without adding weight.

Photoscrub™ Technology. We developed a concept called Photoscrub™ which is based on an air purification technology originally developed by one of our strategic partners, Andes Electric Co., Ltd. The Photoscrub™ is a thin film coating on a flexible fiberglass cloth that decomposes pollutants at the molecular level in liquids and gases. We began a one year project to further develop this technology for the U.S. Army in November 2006 and will receive approximately $950,000 in funding for the project.

Large Sporting Goods Manufacturer. In September 2005, we signed a development contract with a large sporting goods manufacturer to develop nanocomposites to be used in the manufacturer’s sporting equipment. The goal of the project, which involved three separate areas, was to improve the existing base materials currently used by the manufacturer to make the equipment stronger, lighter, and more powerful. We received $240,000 for the initial phase of the project, which was successfully completed in September 2006 and achieved the initial specifications required. In December 2006, we began a follow up project funded by the sporting goods manufacturer to integrate these improved materials into the manufacturing process. We expect to sign license agreements as we complete the projects.

Competition. Since this is a developing area of nanotechnology, there are not established competitors. Our competition would come from companies working with other materials. Since each project is unique, there are not necessarily any established competitors in the market.

NanoElectronic Applications

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

Conductive Inks. We entered into a research and development agreement in 2006 with a leading industrial chemical products company in Japan to develop technical inks that can be deposited using an additive process such as printing. The target market for technical inks are printed circuit boards, flexible electronics and displays, communications instrumentation, and RFIDs. This project started in October and is expected to last roughly one year. We will receive $500,000 for the project.

Cathodes. We developed a carbon nanotube cold cathode electron source, which can be utilized for many non-display related applications such as x-ray tubes, medical devices, microelectronics, low-power thrusters, CRT electron guns, wireless communications, and polluted air scrubbing.

Memory Chips. We had a license option agreement with the University of Texas at Austin to further the development of a next generation memory chip using the university’s information storage technology based on thin photo-conductive films. The ultimate goal was to make a low cost non-volatile memory device with increased capacity. We demonstrated an initial proof of concept of the technology; however, we discontinued our work on this project in 2006 when there was no longer any outside interest in funding the project.

Competition. Numerous other companies are working with other technologies with the goal of achieving results similar to the goals of our technology. The ultimate success of products using our technology will be dependent upon the results of our research compared with results achieved by others.

EBT

Electronic Display Products.  EBT was formed to develop sun-readable display products for outdoor use.  We quickly expanded our focus to large area displays for indoor use that would compete with Plasma and could be used as part of an overall point of purchase advertising program and developed a patented product called the E-Window™. We restructured EBT, stopped selling products directly, and instead limited ourselves to licensing our intellectual property. As discussed below, we sold EBT’s intellectual property in 2006.

Communication patents. We have applied for patents covering a system of selling advertising for electronic displays over the internet and other digital networks. The first of the patents, which was filed in April 2000 with a priority date of April 1999, was issued in 2006. The allowed claims on this patent relate to methods, systems and computer programs that facilitate displaying advertising information on multiple indoor or outdoor electronic displays. There are also applied for similar patents and have applications pending in Europe, Canada, Korea, and Japan. As discussed below, we sold these patents in 2006.

Sale of Intellectual Property.  In 2006 we began discussions related to licensing our communication patents referred to above. Those discussions culminated in the sale of EBTs intellectual property in two simultaneous transactions to Novus Communications Technologies, Inc. in June 2006. In the first transaction, we sold our communications patents to Novus Partners, LLC, a majority owned subsidiary of Novus Communications. We received an upfront payment of $1,000,000 and the right to future royalties based on the revenue received by Novus Partners. The agreement also contains certain provisions related to future minimum royalty payments, which if not met, cause the patents to revert back to EBT. There are no minimum royalty payments due in 2007.

In the second transaction, we sold EBT’s remaining intellectual property and other assets, which consisted solely of items related to the intellectual property, such as drawings, etc. to Novus Displays, LLC, a newly formed organization owned by Novus Communications. In exchange for the remaining Intellectual property, we received $500,000 and a 25% ownership interest in Novus Displays. One of the patents that we sold in this transaction was a patent that had been assigned to us by Advanced Technology, Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. Dr. Yaniv also received a 5% ownership interest in Novus Displays as part of the transaction.

Future Activities. EBT’s future activities are limited to participation in the digital signage industry through Novus Communications. Our communication patents are part of a larger package of related patents held by Novus Partners and any future income that we may receive is dependent on the ability of Novus Partners to license that patent package. At the present time, it is our understanding that Novus Partners has no revenue producing license agreements. We did not receive any royalties in 2006 from Novus Partners beyond the initial payment, and we will not receive any royalties from Novus Partners until such time as they do have revenue producing agreements. While we anticipate receiving income in 2007, we have no control over, or input into, the licensing activities of Novus Partners.

Our ownership interest in Novus Displays is a passive ownership interest and we have no active role in the day to day management. Our sale of our remaining intellectual property to Novus Displays was done to facilitate the sale of our communications patents to Novus Partners. We had no interest in devoting further resources to development of that technology. The sale to Novus Displays provided us the opportunity to receive additional future value from that technology, if it is successfully deployed by Novus Displays. We will receive no income from Novus Displays and only profit from an eventual sale of Novus Displays, if it occurs. To the best of our knowledge, Novus Displays has not yet been capitalized beyond its initial minimal capitalization and is not yet actively developing any of the technology acquired from us, or carrying on any significant business activities.

Technology Agreements

Till Keesmann. We have licensed certain patents related to carbon nanotube technology from Till Keesmann (“the Keesmann patents”). We licensed 6 patents, including foreign filings, in 2000 in exchange for a payment of $250,000. The U.S. patent was reissued in August 2003. This reissuance significantly strengthened and reinforced this patent. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments, certain of which were deferred by Mr. Keesmann until after the reissuance of the patent was completed. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. As described in more detail in Item 3 of this Annual Report on Form 10-K, this agreement is the subject of current litigation.

MCC. We acquired 62 patents and patent applications related to the carbon film based field emission technology from MCC in 1998.  We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. Based on the expenses incurred and cost of maintaining the patents, the possibility is remote that we will be required to pay MCC any royalties at any time in the future.

Intellectual  Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of over 300 patents, including 113 issued patents, 2 allowed patents, 130 patent applications pending before foreign and United States Patent and Trademark Offices, and 39 provisional patent applications. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $583,236 of revenue in 2006, $208,211 in 2005, and $305,721 in 2004, related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2006, we have several grants in process that have approximately $2.3 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor's performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

As of February 28, 2007 we had 35 full-time employees, including 3 executive officers. Within the next twelve months, based on new government contracts that we have received and expect to receive, we likely will hire two to four additional employees to support our plans for increasing research levels. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

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

Item 1A.   Risk Factors

Our success is dependent on our principal technologies

Our technology platforms, which include sensor technology, electron emission activities, nano-electronics, and functional nano-materials, are emerging technologies. Our financial condition and prospects are dependent upon licensing our intellectual property to others. Additional R&D needs to be conducted on many of our technologies before others can produce products using this technology. Market acceptance of products using our technology will be dependent upon the acceptance within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

Products using our technology may not be accepted by the market

Since our inception, we have focused our product development and R&D efforts on technologies that we believe will be a significant advancement over currently available technologies. With any new technology, there is a risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of products using our technology will depend, in part, on the ability of our licensees to convince potential customers of the advantages of such products as compared to competitive products. It will also depend upon our ability to train manufacturers and others to use our products.

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

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures, and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. We also anticipate receiving up-front license fees in 2007.

Our development partners have certain rights to jointly developed property and to license our technology

We have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of any such license have not yet been determined. One of our past development partners, a large Japanese display company, has paid us $2.0 million for research services and has the right to offset this payment against any future license fee payments due as a result of an existing license agreement that we have with this company. Our development partners in the HYFED™ project also have rights to any jointly developed property; however, any such jointly developed property would be based, at least in part, on our underlying technology and would require our partners to enter into an agreement with us. See also “Our technology development is in its early stages and the outcome is uncertain” above for further discussion.

 We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 28, 2007, we had 35 full-time employees. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others. We focus our efforts on those projects for which we can obtain external funding since the availability of funding provides an external verification of the probability of commercial success of resulting products.

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

Many products that may be developed using our technology will need to be integrated into end-user products by manufacturers of those products. Although we intend to develop products to be integrated into existing manufacturing capabilities, manufacturers may be required to make modifications to, or expand their manufacturing capabilities. Manufacturers may not elect to integrate products using our technology into their end-user products, or they may not devote adequate resources to modifying their manufacturing capabilities so that our technologies can be successfully incorporated into their end-user products. The complexity of integration may delay the introduction of products using our technology.

Rapid technological changes could render our technology obsolete; and we may not remain competitive

The industries in which we compete are highly competitive and are characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Many of our competitors have greater financial, managerial, distribution, and technical resources than we do. We will be required to devote substantial financial resources and effort to further R&D. There is no assurance that we will successfully differentiate our technology from our competitors' technology, or that we will adapt to evolving markets and technologies, develop new technologies, or achieve and maintain technological advantages.

We have limited manufacturing capacity and experience

We have no established commercial manufacturing facilities; and we have no intention of establishing a manufacturing facility related to our field emission technology, sensors, nanomaterials which include using composites, or any other aspects of our technology. We are focusing our efforts on licensing our intellectual property to others for use in their manufacturing processes. To the extent that any of the products that we develop require manufacturing facilities, we intend to contract with a qualified manufacturer.

The health effects of nanotechnology are unknown

There is no scientific agreement on the health effects of nanomaterials, but some scientists believe that in some cases, nanomaterials may be hazardous to an individual’s health or the environment. The science of nanotechnology is based on arranging atoms in such a way as to modify or build materials not made in nature; therefore, the effects are unknown. The Company takes appropriate precautions for its employees working with carbon nanotubes and believes that any health risks related to carbon nanotubes used in potential products can be minimized. Future research into the effects of nanomaterials in general, and carbon nanotubes in particular, on health and environmental issues may have an adverse effect on products using our technology.

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

We have a history of net losses

We have a history of net losses. From our inception through December 31, 2006, we incurred net losses of approximately $101 million. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999.  We have incurred net income and losses as shown below:

Year Ended December 31	Net Income (Loss)

1995	($14,557,426)
1996	($14,583,506)
1997	($7,306,232)
1998	($4,361,742)
1999	$474,599
2000	($9,471,279)
2001	($6,047,698)
2002	($5,452,890)
2003	($4,017,374)
2004	($7,139,109)
2005	($5,818,816)
2006	($6,593,892)

Although we expect to be profitable in the future, we may not be.  Our profitability in 2007 is dependent on the signing of additional license agreements or obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability.   In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.

We have no current royalty agreements producing significant revenue

Our strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any products ourselves, and as such, we have no product revenues. While we do have existing licenses, none of the licensees are producing products at the present time and therefore none of the licenses are producing current revenue.

We expect to license our technology to be used in many applications. See additional discussion in the risk factor “Our technology development is in its early stages and the outcome is uncertain” above. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there is no assurance that will occur.

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

Our revenues have been dependent on government contracts in the past

In many years, a significant portion of our revenues are derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past twelve years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%
2006	$583,236	52%

We currently have commitments for future government funding of approximately $2.3 million. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

Contracts involving the United States government are, or may be, subject to various risks including, but not limited to, the following:

•	Unilateral termination for the convenience of the government
•	Reduction or modification in the event of changes in the government's requirements or budgetary constraints
•	Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts
•	Potential disclosure of our confidential information to third parties
•	The failure or inability of the prime contractor to perform its prime contract in circumstances where we are a subcontractor
•	The failure of the government to exercise options provided for in the contract.
•
The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts  funded by the government if we fail to continue to develop the technology

We are exposed to litigation liability

As described in more detail in Item 3 of this Annual Report on Form 10-K, we are the plaintiff in two separate pieces of litigation. The first is against, Canon, Inc., and the second is against Till Keesmann. While there is risk associated with any litigation, we expect to prevail in both of these cases. If we were to not prevail in the Canon litigation, we would expect that would have no impact on our current financial condition beyond the additional costs incurred through the completion of the litigation. If we were not to prevail in the Keesmann litigation and Keesmann were allowed to terminate the existing agreement, we could lose any potential future revenue specifically associated with licensing the patents covered by the agreement. It would not; however, eliminate the need for any licensee of the Keesmann patents for use in the display industry to also license our patents as well. In addition, if Keesmann were allowed to terminate the patent, we would seek damages equal to the value that we bestowed upon the patent during the term of the license agreement. It is our opinion that the majority of the value of the Keesmann patent today is as a result of our work on the reissuance of the patent.

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

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves, and we believe our current cash levels are sufficient to fund operations until we reach that point. We have the existing resources, including expected revenue, to continue operations for a period through at least the end of 2007. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We intend to raise additional capital through debt or equity offerings, only if necessary. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

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

We have also licensed certain patents related to carbon nanotube technology from Till Keesmann (“the Keesmann patents”). We licensed 6 patents, including foreign filings, in 2000 in exchange for a payment of $250,000. The U.S. patent was reissued in August 2003. This reissuance significantly strengthened and reinforced this patent. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments, certain of which were deferred by Mr. Keesmann until after the reissuance of the patent was completed. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. No license agreements have yet been signed that involve the Keesmann patents. This license agreement is currently the subject of litigation as described in greater detail in Item 3 of this Annual Report on Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We lease a facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in February 2008.

We believe that these facilities are suitable for our current needs and will be adequate for our anticipated research, development, and administrative activities, at least through the end of the lease period.  We are currently studying our facility needs and likely will move to a different facility at the end of the lease period. We would expect a new facility to be similar in size to our existing facility. If we embark on significant new research that requires significant additional employees, we may have to establish additional facilities.

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

After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, including Canon’s failure to disclose an ongoing relationship with Toshiba. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. In November 2006, the Court denied Canon’s partial motion for summary judgment, describing SED, Inc. as a “corporate fiction designed for the sole purpose of evading Canon’s contractual obligations”.

In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which will be owned 100% by Canon, but still involving numerous reciprocal agreements with Toshiba, will be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007 the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006, to be valid. Trial on the remaining counts is to be scheduled on the first available open date on the Court’s calendar on or after April 2, 2007.

In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology. Shortly after we filed suit against Canon in April 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”). Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents. On March 20, 2006, we announced a letter of intent to form a joint venture with a leading Asian display manufacturer, Da Ling Co., Ltd., to develop display products utilizing our intellectual property. Two days later, Keesmann purported to terminate the exclusive license that he granted to us six years ago. Our May 2006 complaint seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license, and we also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license. The Court granted a consent order that prevents Keesmann from licensing the patents pending an injunction hearing and decision. In June 2006, Keesmann filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asks the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

We amended our complaint in December 2006 to include additional defendants, JK Patentportfolio GmbH & Co., Jochen Kamlah, NPV Nano Patent GmbH & Co., and Arnold Amsinck. The amended complaint also contains additional claims including breach of contract, conversion, aiding and abetting conversion, conspiracy to commit conversion, misappropriation, aiding and abetting misappropriation, conspiracy to commit conversion, Lanham act violations, tortious interference with a prospective economic relationship, aiding and abetting tortious interference with a prospective economic relationship, and conspiracy to tortiously interfere with a prospective economic relationship.

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set the bond, which is required by law, at $100,000. We posted the bond in February 2007.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

		High	Low

2005	First Quarter	$3.53	$2.01
	Second Quarter	$3.99	$1.56
	Third Quarter	$2.81	$1.86
	Fourth Quarter	$2.45	$1.97

2006	First Quarter	$2.68	$2.05
	Second Quarter	$2.62	$1.47
	Third Quarter	$1.75	$1.08
	Fourth Quarter	$1.72	$0.92

2007	First Quarter (through February 28, 2007)	$2.11	$1.20

On February 28, 2007, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $1.89.  As of February 28, 2007, there were approximately 360 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts.

We have never paid cash dividends on our common stock, and it is unlikely that we will pay any dividends in the foreseeable future. We currently intend to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

In the quarter ended December 31, 2006, we issued 3,006,784 shares of our common stock for $3,180,193 in private placements under Rule 506 of Regulation D of the Securities Act of 1933.

Douglas Nichols Pension Plan	275,000
Karrison Nichols and Douglas Nichols	150,000
Calvin Nickal	201,923
Kelley Drye & Warren LLP	217,391
James Miceli	784,643
Mark Wagner	125,000
Karen Reinhart	31,250
James P. Mulvihill	10,000
Frank Marx	101,200
Frank Marx SEP/IRA	21,000
Frank Marx Defined Benefit Pension Plan	69,000
Sarah Thomas	326,923
Patrick Dolan	125,000
Thomas F. Bijou	71,429
Patrick Stark	38,462
Howard Westerman	107,692
Ernst Ohnell	53,846
Henri Wedell	161,538
Visse M. Wedell	26,923
Kenneth Biermacher	19,231
Clinton Everton	26,923
Donald Shephard	62,410

Item 6. Selected Financial Data

	2006	2005	2004	2003	2002

Revenues from continuing operations	$1,116,670	$565,660	$382,522	$773,95 9	$1,414,848

Income (loss) from continuing operations	$(6,593,892)	$(5,818,816)	$(7,139,109)	$(4,017,374)	$(5,227,453)

Income (loss) from continuing operations per share	$(0.07)	$(0.06)	$(0.07)	$(0.05)	$(0.07)

Total assets	$2,693,442	$1,187,981	$1,144,368	$3,784,017	$321,955

Long-term obligations	$—	$—	$5,944	$27,353	$46,283

Net shareholders’ equity (deficit)	$642,262	$859,339	$846,456	$3,552,829	$(2,460,595)

Cash dividends per common share	$—	$—	$—	$—	$—

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2006, and the results of operations for the years ended December 31, 2006, 2005 and 2004. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

OVERVIEW

We are engaged in research and development related to nanotechnology products, primarily those involving carbon nanotubes, to be used in the display, electronics, sensor, and other industries. Our technology, as well as many of its potential applications, is still new and in the early stages of development. Our revenue has primarily consisted of development projects involving either the U.S. government or large multinational corporations.

As described in Item 3 of this Annual Report on Form 10-K, we are the plaintiff in significant litigation against Canon, Inc. We are confident of our position and expect to prevail when the matter goes to trial, which is expected to be in April 2007, although that result cannot be guaranteed. Because of the difficulty in predicting the amount that we will receive as a result of this litigation, we have ignored any positive effect resulting from the resolution of the litigation in the preparation of this discussion and analysis of our financial condition and results of operations.

OUTLOOK

We expect our cash needs for 2007 to be approximately $6.5 million, excluding costs related to litigation. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2007 than was received in 2006. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $6.5 million of revenue. As of February 28, 2007, we have approximately $1.7 million in cash to cover any potential revenue shortfall that may occur for the year. We do not expect to need to raise any additional equity in 2007, but that could change if conditions change.

Our plan is to generate sufficient revenues in 2007 to achieve breakeven or better; however, losses may continue as we continue to fund the development of field emission technology, sensors, nano-electronics, and nanomaterials. There can be no assurances that we will be profitable in the future.  Full commercial development of our technology may require additional funds in the future.   We expect to continue our concentrated research and development of ANI’s technology in 2007.

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

This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products, and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing; we may have to eliminate, or reduce substantially, expenditures for research and development, testing of our products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain technologies or products. Such results could materially and adversely affect us.

Critical Accounting Policies

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

Stock based compensation - We routinely grant stock options to employees and others. We have granted options in the past and each year all employees have the opportunity to earn additional goal-based option awards. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. Prior to 2006, we accounted for stock based compensation under the provisions of APB 25 and disclosed pro-forma compensation expense calculated using the Black-Scholes model in the footnotes to the financial statements.

Under the provisions of SFAS No. 123R, pro-forma presentation is no longer allowed, and we are required to record compensation expense for option grants in the financial statements using the fair value method. We adopted the provisions of SFAS No. 123R in the financial statements for the year ended December 31, 2006. We have adopted this statement using the modified retrospective method of implementation, whereby the 2004 and 2005 statements included here have been restated to give effect to the fair-value based method of accounting for awards granted, modified, or settled in that year as though they had been accounted for under FAS 123. We previously used the intrinsic value method to account for stock-based employee compensation.

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We did not identify any impaired items in 2004, 2005 or 2006. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2006 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $2,085,338 at December 31, 2006, which was significantly higher than the cash balance of $897,247 at December 31, 2005. Our working capital was approximately $500,000 at December 31, 2006, a slight decrease from the working capital of roughly $700,000 at December 31, 2005. During the same period, our current ratio decreased from approximately 3.3 to 1 to approximately 1.2 to 1. The reason for the significant change in our working capital ratio is that both current assets and current liabilities increased substantially. Our cash balance increased significantly as a result of the increase in cash provided by financing activities, offset by a smaller amount of cash used in operations, both of which are discussed below. Our current liabilities increased substantially from December 31, 2005 to December 31, 2006, as a result of the deferred payment arrangement that we have with our attorneys in connection with the Keesmann litigation. The amount due under this arrangement was $1.1 million as of December 31, 2006. We expect to have the funds available to pay this when due. This arrangement is described in more detail below in the selling, general, and administrative expense section.

The principal source of our liquidity has been funds received from exempt offerings of common stock. Cash provided by financing activities was $5,026,489, $4,519,913, and $2,037,390 in 2006, 2005, and 2004, respectively. Of this, the majority came from private placements of our common stock in the amounts of $5,004,193, $4,000,000, and $1,065,000 in 2006, 2005, and 2004, respectively. The majority of the balance of the cash provided by financing activities in all years came from proceeds from the exercise of stock options by current and former employees. We would anticipate a substantially decreased level of private placement activity in 2007 and have no current plans to raise any additional funds from the sale of equity.

As of February 28, 2007, our cash balance is approximately $1.8 million. This combined with expected revenue is enough for us to operate into 2008, even if there were no significant new positive developments. We may receive additional funds from the exercise of employee stock options, although a significant portion of the funds received from stock option exercises in 2006, 2005 and 2004 was from former employees that had options expiring. There are minimal options held by former employees and only minimal options expiring in 2007. The level of option exercise activity is also highly correlated with the market price of our common stock.

In the unlikely event that we need additional funds in 2007 beyond the amount that we have as of the date of this filing and those that we expect to receive as revenues or from other sources, we may seek to sell additional debt or equity securities. We have no plans to do this, however. While we expect to be able to obtain any funds needed for operations, there is no assurance that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

Net cash used in operating activities was $3,736,466, $4,507,579 in 2005, and $4,581,513 in 2004. The cash used in operations was primarily the result of the net losses incurred in each year. This amount decreased in each of the three years, and we expect a continued reduction in cash used in operating activities, or even more likely a change to cash provided by operations in 2007 as the result of an expected increase in revenues and other significant events. We have a plan to generate positive cash from operations; however, since that will require significantly increased revenues, there is no assurance that will be achieved. Such significantly increased revenues would most likely result from license agreements with significant up-front payments, substantial research contracts, or litigation results. The cash used in operations was virtually unchanged from 2004 to 2005. The decrease in the cash used in operating activities from 2005 to 2006 was primarily the result of increased revenues in 2006.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2006. No material commitments exist as of December 31, 2006, for future purchases of capital assets.

The only contractual cash obligations that we have as of December 31, 2006 are operating leases. We have no long-term debt, notes payable, or capital leases. A summary of our operating lease obligations at December 31, 2006 is as follows:

	Total	2007	2008	2009
Operating leases	$263,395	$163,930	$61,790	$37,675

We believe that we currently have the cash available to meet our cash requirements for fiscal 2007.

RESULTS OF OPERATIONS

Business Segments. We have three reportable business segments, our Applied Nanotech, Inc. subsidiary, our Electronic Billboard Technology, Inc. subsidiary and our remaining activities, primarily corporate overhead. Because our Electronic Billboard Technology, Inc. subsidiary has only minimal activity, our management discussion and analysis related to results of operations is much more meaningful if done on a consolidated basis. To the extent that EBT activity had a significant impact on consolidated activity, it will be discussed in the context of the consolidated results. The only significant financial activity at EBT was the sale of its intellectual property in 2006.

Revenues. Following is a summary of key revenue categories for the three years covered by this report.

	2006	2005	2004
Government Revenues	$583,236	$208,211	$305,721
Other Contract Research	$360,054	$59,995	$—
License Fees and Royalties	$83,928	$—	$10,852
Total ANI Revenues	$1,116,670	$565,660	$382,522
Total EBT Revenues	$—	$—	$—
Total Revenues	$1,116,670	$565,660	$382,522

Revenue backlog at December 31	$3,026,000	$2,764,000	$130,000

All of the revenues during the 3-year period came from ANI. The government revenues in 2005 and 2004 were primarily all the result of one Phase II SBIR grant. The government revenues increased substantially in 2006 as a result of two new SBIR Phase II grants, another significant contract from the Army, and several SBIR Phase I grants. We would expect another significant increase in revenue from government contracts in 2007 as work continues on the existing contracts and new contracts are obtained. We also experienced a substantial increase in other contract research over the three year period as a result of our increased focus on that area. The revenue in 2005 came from our contract with a large sporting goods manufacturer. The revenue in 2006 resulted from the same contract with the sporting goods manufacturer and a contract with a large Japanese chemical manufacturer. We also received some license revenue in 2006 as a result of the license agreement that we signed with Shimane Masuda Electronics.

EBT changed its business model in 2002 and no longer sold products, but rather focused on licensing its technology. EBT sold its intellectual property in 2006, as discussed below. EBT had no revenue in any of the years presented.

The revenue backlog as of December 31, 2006 results from several government programs and private contracts and represents an increase from prior years. All of these programs are currently in progress and generating revenue. The majority of this backlog will be converted into revenue in 2007. The backlog as of December 31, 2005 included several contracts for which notification had been received, but work had not yet commenced. As a result, work did not start on several of these contracts until mid to late 2006 and several of those contracts remain in the backlog as of December 31, 2006.

We expect revenue to be significantly higher in 2007 than in 2006, and we plan to generate minimum revenues in 2007 of $5.0 million at ANI. Of that $2.7 million is already committed and in process, and the remaining $2.3 million has been specifically identified. There is no guarantee that these revenues will be obtained; however, we think it is more likely that revenues will exceed these numbers, than it is that they fall short of them. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even $5.0 million in revenue will be achieved. We are currently pursuing many opportunities in several areas that could result in additional revenue in 2007.

Of the $5.0 million of specifically identified revenues, we expect a minimum of $2.9 million to come from government contracts. Approximately $1.7 million of this is expected to result from contracts currently in process and $1.2 million from new contracts expected to be obtained.

The remaining specifically identified revenue of $2.1 million is expected to come from non-governmental sources. Of that, roughly $1.0 million of that revenue is from projects currently in process, including our contracts with the sporting goods company and the chemical manufacturer.

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

Research and development. Following is a summary of research and development expenditures for the past three years.

	2006	2005	2004

ANI Research and development	$3,590,148	$2,635,412	$2,737,029
EBT Research and development	$—	$—	$—
Total Research and development	$3,590,148	$2,635,412	$2,737,029

Company sponsored research and development expenses at Applied Nanotech, Inc. increased substantially from 2005 to 2006, after decreasing slightly from 2004 to 2005. This increase in 2006 was a result of a much higher level of activity. As of the end of 2006, we had roughly 12 more employees than we had at the beginning of 2005. Some of these employees were hired in late 2005, so 2006 included a full year of wages and benefits as compared with a partial year in 2005. Additional employees were hired in 2006, which included a partial year of cost as compared with zero cost in 2005. These employees are associated with new revenue producing projects. In 2006, we started 3 significant new government contracts and a significant new contract with a large chemical manufacturer. In late 2005, we also started our project with our sporting goods manufacturer. This project alone had three new employees associated with it. Because of the higher level of activity, we also spent more on research materials.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our field emission technology, sensors, nano-electronics, and functional nanomaterials. We expect to incur at least $4.1 million in research related expenditures in 2007. We expect our research expenditures to increase in 2007 because of the new research contracts that we have obtained and because of additional contracts that we expect to obtain. We may, however, incur more research and development expense in 2007 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel.

Selling, general, and administrative. Following are key components of selling, general, and administrative expense:

	2006	2005	2004

Stock based compensation	$410,448	$1,072,362	$2,133,941
Litigation related expenses	$1,933,603	$172,816	$—
EBT related S, G, & A	$166,280	$3,734	$—
Other S, G, & A	$2,718,683	$2,530,908	$2,171,059
Total selling, general, and administrative	$5,229,014	$3,779,820	$4,305,000

Total selling, general and administrative expense declined from 2004 to 2005 and then increased significantly in 2006, however the total is significantly impacted by several factors that are discussed below.

The first significant component of selling, general, and administrative expense is stock based compensation. As previously discussed, we implemented the provisions of FAS 123R in 2006. These provisions require that we record compensation expense in our financial statements based on fair value accounting. The stock based compensation expense declined from 2004 to 2005 and again in 2006. This was based on two factors. First, the number of options vested, or expected to vest, declined each year. Second, the fair value of the options vested also decreased. One of the factors impacting the fair value is the price of the stock. As a general rule, options granted when the stock price is lower will have a lower fair value than options granted when the stock price is higher. The price of our stock generally declined from 2004 to 2005 and again in 2006. We will incur stock based compensation expense in 2007, but it is difficult to predict the amount. The majority of options that we grant are performance based options that vest upon the achievement of specified goals. The amount of expense that we incur in 2007 will depend on the goals achieved. As of December 31, 2006, there were outstanding unvested options with a total fair value of approximately $1.7 million. This amount, in addition to the fair value of any new options granted that vest, may be recognized as an expense in 2007 or after.

The second major component of selling, general, and administrative expense during the periods presented is litigation related expense. We had no litigation expense in 2004, but in 2005 we initiated litigation against Canon, Inc. and incurred legal expenses of $172,816 related to that litigation. That litigation continued in 2006 and we incurred an additional $494,120 in expense related to the Canon litigation in 2006. We also initiated litigation against Till Keesmann in 2006 and incurred expense of $1,439,483 related to that litigation. Our attorneys are handling the Canon litigation on a contingency basis, however we are responsible for any out of pocket costs. The major costs incurred in the Canon litigation in 2005 and 2006 relate to translation expenses. Our attorneys are handling the Keesmann litigation on a modified contingency basis, whereby we defer payment on the professional fees and pay only the out of pocket expenses on a current basis. Any professional fees that have not been recovered through the contingency arrangement by November 2007 become due and payable at that point. As of December 31, 2006, there was approximately $1.1 million of deferred fees related to the Keesmann litigation in accounts payable.

We will incur additional litigation expense in 2007, however the amount can not be predicted with any degree of accuracy. See Item 3 of this Annual Report on Form 10-K for the current status of both cases. If the Canon litigation proceeds through trial, we could incur up to $500,000 in additional out of pocket expenses. The amount of expense that we incur in 2007 related to the Keesmann case is subject to a wide range of variability depending on the progress and status of the case. If the case proceeds through trial, we could incur expense in an amount as large as 2006.

The increase in other selling, general, and administrative expenses from year to year generally related to payroll related items. The increase from 2004 to 2005 was primarily related to an additional executive officer that we hired effective May 1, 2005. This officer also was a consultant for the Company during the first four months of 2005. In addition to the increased number of employees, all administrative personnel received salary increases in 2005. The increase from 2005 to 2006 largely related to turnover in the CEO position. We had three CEO’s during the year and there were periods of overlapping compensation, including a consulting arrangement with one of the departing CEOs. In addition, we paid an executive search fee in connection with hiring a new CEO.

We expect selling, general and administrative expense in 2007 to be approximately $2.5 million, excluding any stock based compensation expenses or litigation related expenses. This would be similar to 2005 levels.

Gain on sale of intellectual property and other assets. In 2002 EBT restructured its operations and stopped selling products and began focusing its efforts on licensing its intellectual property. In 2005, we began negotiating a license agreement related to part of our intellectual property. This ultimately resulted in an agreement in 2006 that was structured as a sale of the intellectual property to Novus Communications. The sale agreement called for an up-front payment and ongoing royalties based on a percentage of the revenue received by Novus Partners, a majority owned subsidiary of Novus Communications. As part of the agreement, we also sold the remainder of EBT’s intellectual property to Novus Displays, a newly formed subsidiary of Novus Communications. We received a total of $1.5 million in cash, the right to future royalties from Novus Partners, and an ownership interest in Novus Displays. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology, Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. The gain of $1.1 million recorded in the financial statements resulted from the cash payment received of $1.5 million, less the $400,000 cost associated with the acquisition of the patent rights.

Any future royalties received from Novus Partners will be reflected in our financial statements as a gain on the sale of intellectual property. We have received no additional payments from Novus Partners, beyond the initial payment that we received at the time that the license agreement was signed. We expect to receive royalty payments from Novus Partners in 2007; however, we cannot predict the amount of any such royalties, nor is there any guarantee that we will receive any royalties from Novus Partners. The patents that Novus Partners acquired from us are now part of a package of related patents. Licensing of that package is completely under the control of Novus Partners, and we are not part of that process. Our ability to receive royalties is dependent on Novus Partners signing revenue producing agreements. To our knowledge, no such revenue producing agreements exist as of this time.

Other income. Following is a summary of other income for the last three fiscal years.

	2006	2005	2004

Interest expense	$(604)	$(2,590)	$(4,584)
Interest Income	$9,204	$33,346	$24,857

Our interest expense was associated with capital leases that ended in 2006. Accordingly, the interest expense decreased from year to year as the balance decreased. We expect no interest expense in 2007. Our interest income is earned as a result of the investment of excess cash balances. The amount of interest earned was lower in 2006 because our average cash balance was lower during the year. We expect interest income to remain insignificant.

Overview

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to stock based compensation, we incurred payroll related expense of approximately, $1.9 million in 2004, $2.3 million in 2005, and $2.9 million in 2006. We expect payroll related expense in 2007 to be approximately $3.3 million as a result of anticipated new personnel. We expect our burn rate for 2007 to average about $550,000 per month, excluding litigation expenses and prior to any revenue. Based on this, we believe we can reach breakeven at a revenue level of $6.5 million, but there is no assurance that this will occur, or that we can achieve that level of revenue.

SEASONALITY AND INFLATION

Nano-Proprietary's business is not seasonal in nature. Management believes that Nano-Proprietary's operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. As described in the notes to the financial statements, we adopted the provisions of FAS 123R in 2006 using the modified retrospect application method.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 8.   Financial Statements and Supplementar Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF NANO-PROPRIETARY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Nano-Proprietary, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Nano-Proprietary, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nano-Proprietary, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management’s assertion of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Sprouse & Anderson, L.L.P.
Austin, Texas
March 5, 2007

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$2,085,338	$897,247
Accounts receivable, trade - net of allowance for doubtful accounts	364,718	94,103
Prepaid expenses and other current assets	79,301	85,306
Total current assets	2,529,357	1,076,656
Property and equipment, net	154,545	101,785
Other assets	9,540	9,540
Total assets	$2,693,442	$1,187,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,562,488	$231,131
Obligations under capital lease	—	4,348
Accrued liabilities	87,237	93,163
Deferred Revenue	401,455	—
Total current liabilities	2,051,180	328,642
Commitments and contingencies	—	—
Total liabilities	2,051,180	328,642
Shareholders’ equity :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 104,257,607 and 99,746,440 shares issued and outstanding, respectively	104,258	99,746
Additional paid-in capital	102,139,950	95,767,647
Accumulated deficit	(101,601,946)	(95,008,054)
Total shareholders’ equity	642,262	859,339
Total liabilities and shareholders’ equity	$2,693,442	$1,187,981

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004

Revenues
Contract research	$360,054	$59,995	$—
Government contracts	583,236	208,211	305,721
License fees and royalties	83,928	—	10,852
Other	89,452	297,454	65,949

Total revenues	1,116,670	565,660	382,522

Operating costs
Research and development	3,590,148	2,635,412	2,737,029
Selling, general and administrative expenses	5,229,014	3,779,820	4,305,000
Royalty expense	—	—	500,000
Total operating costs	8,819,162	6,415,232	7,542,029

Gain on sale of assets and other intellectual property	1,100,000	—	125

Income (loss) from operations	(6,602,492)	(5,849,572)	(7,159,382)

Other income (expense):
Interest income	9,204	33,346	24,857
Interest expense	(604)	(2,590)	(4,584)
Other income (loss)	—	—	—

Loss before taxes	(6,593,892)	(5,818,816)	(7,139,109)

Provision for taxes	—	—	—

Net (loss) applicable to common shareholders	$(6,593,892)	$(5,818,816)	$(7,139,109)
Earnings (loss) per share
Basic and diluted	$(0.07)	$(0.06)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	100,895,795	98,957,812	96,609,237

 See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance December 31, 2003	-	-	95,612,990	95,613	85,507,345	(82,050,129)	3,552,829

Issuance of common stock
options as compensation	-	-	-	-	2,375,987	-	2,375,987
Issuance of common stock
as a result of the exercise of
employee stock options	-	-	1,211,545	1,211	972,138	-	973,349
Issuance of common stock for cash	-	-	421,887	422	1,082,978	-	1,083,400
Net (loss)	-	-	-	-	-	(7,139,109)	(7,139,109)

Balance December 31, 2004	-	-	97,246,422	97,246	89,938,448	(89,189,238)	846,456

Issuance of common stock
options as compensation	-	-	-	-	1,288,760	-	1,288,760
Issuance of common stock
as a result of the exercise of
employee stock options	-	-	817,625	818	542,121	-	542,939
Issuance of common stock for cash	-	-	1,682,393	1,682	3,998,318	-	4,000,000
Net (loss)	-	-	-	-	-	(5,818,816)	(5,818,816)

Balance December 31, 2005	-	-	99,746,440	99,746	95,767,647	(95,008,054)	859,339

Issuance of common stock
options as compensation	-	-	-	-	695,978	-	695,978
Issuance of common stock
as a result of the exercise of
employee stock options	-	-	54,383	55	26,589	-	26,644
Issuance of common stock for cash	-	-	4,039,393	4,040	5,000,153	-	5,004,193
Issuance of common stock for accounts payable	-	-	217,391	217	249,783	-	250,000
Issuance of Common Stock for Patents	-	-	200,000	200	399,800	-	400,000
Net (loss)	-	-	-	-	-	(6,593,892)	(6,593,892)

Balance December 31, 2006	-	$-	104,257,607	$104,258	$102,139,950	$(101,601,946)	$642,262

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,593,892)	$(5,818,816)	$(7,139,109)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	49,172	56,260	54,928
(Gain) loss on disposal of assets	—	—	(125)
Stock and options issued for services	695,978	1,288,760	2,375,987
Stock issued for patent	400,000	—	—
Changes in assets and liabilities:
Accounts receivable, trade	(270,615)	(87,368)	34,397
Prepaid expenses and other assets	6,005	(171)	6,326
Accounts payable	1,581,357	90,534	13,788
Accrued expenses	(5,926)	18,207	17,310
Customer deposits and other current liabilities	401,455	(54,985)	54,985

Total adjustments	2,857,426	1,311,237	2,557,596

Net cash used in operating activities	(3,736,466)	(4,507,579)	(4,581,513)

Cash flows from investing activities:
Capital expenditures	(101,932)	(16,672)	(118,987)
Proceeds from sale of assets	—	—	125

Net cash used in investing activities	(101,932)	(16,672)	(118,862)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,030,837	4,542,939	2,056,749
Repayment of long-term notes payable and capital lease obligations	(4,348)	(23,026)	(19,359)

Net cash provided by financing activities	5,026,489	4,519,913	2,037,390
Net increase (decrease) in cash and cash equivalents	1,188,091	(4,338)	(2,662,985)
Cash and cash equivalents, beginning of year	897,247	901,585	3,564,570
Cash and cash equivalents, end of year	$2,085,338	$897,247	$901,585

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Operations, and Liquidity:

Nano-Proprietary, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using proprietary field emission technology, sensors, nanoelectronics, and nanomaterials, as well as the performance of significant research in that area. We intend to obtain development revenues for applying our technology to specific applications for customers and royalty revenues from licensing this technology to others. We have also developed patented electronic sign technology and sold products using that technology, but have now sold that technology. We may receive additional income from the sale of that technology based on license revenues received by the purchaser of the technology.

Until we are able to operate profitably as a result of revenues from either reimbursed research or license agreements, we may continue to seek additional funds through the equity markets, or raise funds through debt instruments to allow us to maintain operations. There is no assurance that license agreements will be signed, that commercialization of our technology and products will result in income from operations, or that funds will be available in the equity or debt markets. Management believes it will continue to be able to secure additional short term funding, if necessary, to allow the Company to continue operations until we achieve profitability.

The principal source of our liquidity since the time of our initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities, as well as license and development revenues.  We will likely receive additional funds from the exercise of options. We may also seek to increase our liquidity through bank borrowings or other financings, although this is not likely.  There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms.  We believe that our success in reaching profitability will depend on the viability of our technology and products using that technology, their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future.

A portion of our research and development has been funded by others.  To the extent that other funding is not available, the research and development performed is internally funded by us.

2.    Summary of Significant Accounting Policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), and Electronic Billboard Technology, Inc. (“EBT”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary field emission technology, sensors, nanoelectronics, and nanomaterials which include composites. EBT was primarily involved in the commercialization of electronic digitized sign technology, but has now sold its technology.

Management’s estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates include NOL reserves, bad debt reserves, assumptions used in calculating share based compensation under FAS 123R, depreciation, and litigation reserves.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Summary of Significant Accounting Policies (continued):

Revenue recognition

Our revenues include reimbursements under agreements to perform research and development for government agencies and others. We do not perform research contracts that are contingent upon successful results. Larger projects are broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use the newly developed technology for its own purposes.  We retain all other rights to use, develop, and commercialize the technology and recognize revenue when it is earned pursuant to the terms of the contract. Agreements with other entities generally allow the other entity to license the technology from us upon completion of the project.

The Company revenues also include royalties from licensing its technology, revenue from the sale of products, and other miscellaneous revenues. Many of the company’s projects may involve a combination of these types of revenues. Revenues are recognized as follows.

Government Contracts - Revenue from government contracts is recognized when it is earned pursuant to the terms of the contract. Long-term projects, such as SBIR Phase II grants that usually range from $500,000 to $1,000,000 in total and usually extend for a period of approximately two years, are generally based on reimbursement of costs. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month. Short-term projects, such as SBIR Phase I grants that usually are less than $100,000 and usually extend for a period of approximately 6 months, are billed at periodic intervals as specified in the contract. As a general rule, we recognize revenue on these contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of cost incurred as compared with total expected cost. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned.

Other Research Contracts - Revenue from nongovernmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. As a general rule, we recognize revenue on long term contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of cost incurred as compared with total expected cost. However, to the extent there are other significant contract provisions such as the delivery of more than a nominal amount of samples or delivery of equipment, we would modify this as appropriate. For other short term contracts, generally less than $50,000, we recognize revenue when it is billed under the terms of the contract.

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

Accounts receivable

The Company occasionally sells products to others on credit; however most sales are to large financially stable companies, or the Federal government. It is the Company's policy to record reserves for potential credit losses.  Since inception, the Company has experienced minimal credit losses. The Company considered no reserves to be necessary for any of the years presented.

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

	2006	2005	2004

Options	7,713,912	6,703,151	5,398,703
Warrants	60,000	95,000	95,000
Weighted average exercise price	1.58	$1.57	$1.29

Share-based payments

The Company has four stock based compensation plans described in greater detail in Note 8 to these financial statements. The Company uses the fair value method to account for stock-based compensation. The fair value of each award is estimated on the date of each grant using the Black Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Risk Free Interest Rate	4.6%- 5.2%	3.5% - 4.4%	3.5%
Expected option term (in years)	2.0 - 3.5	1.5 - 3.5	5
Turnover/Forfeiture Rate	0%	0%	45%
Expected volatility	70% - 87%	72% - 100%	72%
Weighted-average volatility	78%	99%	72%

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Summary of Significant Accounting Policies (continued):

Recently issued accounting pronouncements

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995. We have adopted this statement using the modified retrospective method of implementation, whereby the 2004 and 2005 statements included have been restated to give effect to the fair-value based method of accounting for awards granted, modified, or settled in that year as though they had been accounted for under FAS 123. We previously used the intrinsic value method to account for stock-based employee compensation.

The compensation cost that has been charged against income in accordance with FAS 123R for the years ended December 31, 2006, 2005, and 2004 was $695,978, $1,288,760, and $2,375,987, respectively. This represents an increase in expense related to stock based compensation of $1,157,282 for 2005 and $2,527,083 for 2004. In addition, if we had accounted for stock based compensation expense under the intrinsic value method in 2006, compensation expense would have decreased by $814,603. Implementation of the provisions of FAS 123R had no effect on cash flow from operations or cash flow from financing activities. Implementation did increase the loss from continuing operations, the loss before taxes, and the net loss in the years ended December 31, 2006, 2005, and 2004 by $814,603, $1,157,282, and $2,527,083, respectively. Implementation of FAS 123R increased the both basic and diluted (loss) per share by ($0.01), ($0.01), and ($0.02) for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company also increased both additional paid in capital and the accumulated deficit as of December 31, 2005 by $10,273,105 to reflect the cumulative effect of the implementation of FAS 123R as of that date. This amount represents the total share-based compensation expense that would have been recorded for the period from 1995 through 2005 if we had accounted for share based awards under FAS 123 during that period.

3.    Operating Lease Obligations:

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2009. Rental expense was $124,805, $133,487, and $115,217 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006, were as follows:

2007	163,930
2008	61,790
2009 and thereafter	37,675
Total future minimum lease payments	$263,395

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Capital Lease Obligations:

Capital leases payable at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Capital leases for copier equipment due in monthly installments of $1,932 through 2006. The equipment value and lease obligation was determined using a discount rate of 10%. The equipment was included in office equipment at December 31, 2005 at a cost of $94,383 and with accumulated amortization of $91,018. The equipment was returned in 2006 at the end of the lease.	$—	$4,368
Less interest	—	(20)
Less current portion	—	(4,348)
Capital Lease Obligations, long-term	$—	$—

5.    Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005

Property and equipment:
Plant and equipment	$837,436	$755,436
Furniture and office equipment	106,146	199,184
Leasehold Improvements	14,382	14,382
Total carrying cost	957,964	969,002
Less accumulated depreciation	(803,419)	(867,217)
	$154,545	$101,785

Accrued liabilities:
Payroll and related accruals	$63,237	$65,507
Other	24,000	27,656
Total	$87,237	$93,163

Depreciation for the years ended December 31, 2006, 2005, and 2004 was $49,172, $56,260, and $54,928, respectively.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.    Income Taxes :

The components of deferred tax assets (liabilities) at December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$32,904,000	$30,849,000
Stock Based Compensation	1,804,000	1,586,000
Research and experimentation credits	468,000	468,000
Capitalized intangible assets	149,000	185,000
Depreciation assets	5,000	6,000
Accrued expenses not deductible until paid	24,000	24,000
Total deferred tax assets	35,354,000	33,118,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	35,354,000	33,118,000

Valuation allowance	(35,354,000)	(33,118,000)

Net deferred tax asset
	$—	$—

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2006, 2005, and 2004.

	December 31,
	2006	2005	2004

Expected income tax expense (benefit)	$(2,242,000)	$(1,978,000)	$(2,427,000)
Non-deductible expenses	10,000	11,000	7,000
Expiration of Tax Credit Carryforwards	—	1,000	556,000
Other	(4,000)	2,000	1,000
Increase in Valuation Allowance	(2,236,000)	1,964,000	1,863,000
Total Tax	$—	$—	$—

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $97 million that expire from 2007 through 2026, and are available to offset future taxable income. The majority of these carry forwards expire after 2009. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $468,000 that expire through 2011.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.    Capital Stock:

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. There were no shares of preferred stock outstanding for any of the years presented.

Common stock

During 2004, 2005, and 2006, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective February 13, 2007. The shares issued in 2006 include both shares issued for cash and shares issued in payment of accounts payable.

	Shares	Proceeds
2006	4,256,784	$5,254,193
2005	1,682,393	$4,000,000
2004	401,887	$1,065,000

In 2006 in an exempt offering under Regulation D of the Securities Act of 1933 , the Company also issued 200,000 shares in connection with the acquisition and resale of a patent. See Notes 18 and 19 for additional information.

At December 31, 2006, common stock was reserved for the following reasons:

Exercise of stock warrants	60,000
Exercise and future grants of stock options	8,658,877

Total shares reserved	8,718,877

8.    Stock Options:

The Company sponsors four stock-based incentive compensation plans (the “Plans”), which are described below. The compensation cost that has been charged against income for these plans for the years ended December 31, 2006, 2005, and 2004 was $695,978, $1,288,760, and $2,375,987, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented. The company issues new shares for all options exercised and does not expect to repurchase any shares to facilitate future option exercises.

The plans allow the Company to grant either incentive stock options or non-qualified stock options. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Historically, the Company has not granted incentive stock options. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company's Compensation Committee believes have contributed, or will contribute, to the success of the Company.  Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. The plans provide for accelerated vesting of unvested options if there is a change in control, as defined in the plan.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 8.    Stock Options (continued):

In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the "1992 Employees Plan") for purposes of granting incentive or non-qualified stock options. The plan was amended several times by the Company’s Board of Directors to increase the number of shares authorized under the plan. The latest amendment, in December 1999, increased the authorized shares under the plan to 6,500,000. This plan expired in March 2002; however, options granted under this plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2006, no shares remained available for grant under the 1992 Employees Plan.

In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the "1992 Directors Plan"), for purposes of granting non-qualified options to non-employee directors of the Company. The plan was amended several times, the latest being in December 1999. A total of 1,000,000 shares were reserved for issuance under the plan and were issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted.  This plan expired in March 2002; however, options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2006, no shares remained available for grant under the 1992 Directors Plan.

In May 1998, the Board of Directors of the Company established the 1998 Officers and Directors Stock Option Plan (the “1998 Officers and Directors Plan”) and reserved a total of 1,200,000 shares for issuance under the Plan. The plan was amended in January 1999 by the Board of Directors of the Company to increase the shares reserved for issuance under the plan to 2,500,000. Options under this plan were granted at the discretion of the Board of Directors. No additional shares are currently available under this plan and no shares will become available under this plan in the future.

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan and reserved a total of 5,000,000 shares for issuance under the Plan, effective March 2002. The purpose of this plan was to replace the 1992 Employees Plan and the 1992 Directors Plan, both of which expired in March 2002. The plan was amended effective December 31, 2004 to increase the authorized shares to 8,000,000. A total of 944,965 shares remain available for grant under this at December 31, 2006.

The following table summarizes information about stock options outstanding, all of which are expected to ultimately vest, and those options currently exercisable under all four stock option plans at December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/06	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/06	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.00 - $0.50	749,706	3.0 Years	$0.44	749,706	3.0 Years	$0.44
$0.51 - $1.00	1,124,083	4.7 Years	$0.83	1,124,083	4.7 Years	$0.83
$1.01 - $2.00	2,870,000	8.6 Years	$1.31	1,055,000	6.3 Years	$1.50
$2.01 - $2.99	2,970,123	7.1 Years	$2.41	2,670,123	7.1 Years	$2.37

Total	7,713,912	6.9 Years	$1.58	5,598,912	6.9 Years	$1.64

Aggregrate intrinsic value		$1,757,176			$1,374,158

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.    Stock Options (continued):

The following is a summary of stock option activity under all four plans:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at December 31, 2003	5,253,175	$1.09

Granted	2,457,073	$2.73
Exercised	(1,211,545)	$0.80
Cancelled	(1,100,000)	$2.94

Options outstanding at December 31, 2004	5,398,703	$1.52

Granted	2,872,073	$2.25
Exercised	(817,625)	$0.66
Cancelled	(750,000)	$2.42

Options outstanding at December 31, 2005	6,703,151	$1.84

Granted	2,972,970	$1.54
Exercised	(54,383)	$0.49
Cancelled	(1,907,826)	$2.43

Options outstanding at December 31, 2006	7,713,912	$1.58

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $0.90, $1.43, and $1.65, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $57,050, $1,552,038, and $1,805,865 respectively.

As of December 31, 2006, there was $1,688,643 of total unrecognized compensation cost related to non-vested options granted under the plan. This cost is expected to be recognized over a period of weighted average period of approximately 1.3 years.

During the year ended December 31, 2006, we extended the contractual life of 20,000 options granted to a consultant by one year. As a result of that modification, we recognized additional compensation expense of $1,750. During 2006, we also repriced 100,000 options granted to a consultant. At the time of the grant in 2005, the options were priced above the market price of our common stock. In 2006, we repriced those options to a price equal to the market price of our stock at the time of the original grant in 2005. As a result of this repricing, we recognized $9,000 of additional compensation expense.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.     Stock Warrants:

Common stock warrants

In 1996, the Company issued 35,000 warrants to an advisor in connection with the Company’s fundraising activities. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.00 per share through 2006. These warrants expired unexercised at the end of January 2006. In 1997, the Company issued 75,000 additional warrants to this advisor in connection with services related to a joint venture agreement. A total of 15,000 of these warrants were exercised in 1999. These warrants enable the holder to purchase shares of the Company’s Common Stock at a price of $1.00 per share through 2007. The remaining 60,000 options expired unexercised in 2007.

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

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2004	155,000	$0.92-2.15
Exercised	(20,000)	$0.92
Expired or canceled	(40,000)	$2.15

Warrants outstanding at December 31, 2004	95,000	$0.92-2.15
Exercised	—	—
Expired	—	—

Warrants outstanding at December 31, 2005	95,000	$1.00-2.00
Exercised	—	—
Expired	(35,000)	$2.00

Warrants outstanding at December 31, 2006	60,000	$1.00

10.    Supplemental Cash Flow Information:

Cash paid for interest was $604, $2,590, and $4,584 for 2006, 2005, and 2004, respectively.  The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2006	2005	2004

Non-cash financing activities:
Issuance of common shares in payment of accounts payable	$250,000	$—	$—

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 11.    Commitments and Contingencies:

Till Keesmann Agreement

In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by us specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contained provisions related to minimum license fee payments. These minimum payments, totaling $1,000,000, have been made and no further minimum payments are due. We are allowed to offset these minimum payments against future royalty payments; however, once these minimum payments and the expenses have been offset, we may be liable for additional royalty payments. As discussed in more detail below, this agreement is currently under litigation.

Research and development commitments

As of December 31, 2006, the Company had several research contracts in process. The total amount of those contracts is $3,632,710. Of that total, $606,577 has been recognized as revenue and $3,026,133 will be recognized in the future. The revenue to be recognized from these research contracts in 2007 is expected to exceed the cost of this research.

Agreements with MCC

We entered into an agreement in 1994 with Microelectronics and Computer Technology Corporation (“MCC”) that was amended on several subsequent occasions to cross license and pool technologies. As part of this relationship with MCC, 62 Diamond Field Emission patents and patent applications were assigned directly to us and we agreed to pay a royalty fee of 2% of future commercial revenues related to the patents received. We have the right to offset one half of the costs of maintaining these patents against any royalties due under the agreement. No payments have been made to, or are due to MCC under this agreement, and the possibility is remote that any payments will ever be due under this agreement.

Legal proceedings

Canon litigation

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

After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, including Canon’s failure to disclose an ongoing relationship with Toshiba. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. In November 2006, the Court denied Canon partial motion for summary judgment, describing SED, Inc. as a “corporate fiction designed for the sole purpose of evading Canon’s contractual obligations”.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.    Commitments and Contingencies (continued):

In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which will be owned 100% by Canon, but still involving numerous reciprocal agreements with Toshiba, will be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007, the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006 to be valid. Trial on the remaining counts is to be scheduled on the first available open date on the Court’s calendar on or after April 2, 2007.

Keesmann litigation

In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology. Shortly after we filed suit against Canon in April 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”). Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents. On March 20, 2006, we announced a letter of intent to form a joint venture with a leading Asian display manufacturer, Da Ling Co., Ltd., to develop display products utilizing our intellectual property. Two days later, Keesmann purported to terminate the exclusive license that he granted to us six years ago. Our May 2006 complaint seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license, and we also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license. The Court granted a consent order that prevents Keesmann from licensing the patents pending an injunction hearing and decision. In June 2006, Keesmann filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asks the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

We amended our complaint in December 2006 to include additional defendants, JK Patentportfolio GmbH & Co., Jochen Kamlah, NPV Nano Patent GmbH & Co., and Arnold Amsinck. The amended complaint also contains additional claims including breach of contract, conversion, aiding and abetting conversion, conspiracy to commit conversion, misappropriation, aiding and abetting misappropriation, conspiracy to commit conversion, Lanham act violations, tortious interference with a prospective economic relationship, aiding and abetting tortious interference with a prospective economic relationship, and conspiracy to tortiously interfere with a prospective economic relationship.

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set the Bond, which is required by law, at $100,000. We posted the bond in February 2007.

Other litigation

On July 20, 1998, TFI Telemark, Inc. filed a complaint in the County Court at Law No. 2 of Travis County, Texas against the Company for debts of its now defunct subsidiary, Plasmatron. The Company was served with notice of this suit on August 5, 1998. The Company believes that no amounts are due to TFI; however, all amounts claimed as owing by TFI are recorded as liabilities in the consolidated financial statements of the Company. There has been no activity on this case in the last year. The Company believes the ultimate resolution of this matter will not have a material impact on the consolidated financial statements of the Company.

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

12.    Concentrations of Credit Risk:
The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. At December 31, 2006 and 2004, amounts in excess of the FDIC limit of $1,345,529 and $175,058, respectively, were held at JP Morgan Chase. No amounts in excess of the FDIC limit were held in bank accounts at December 31, 2005. At December 31, 2006, the Company held $439,808 in excess of the Securities Investor Protection Corporation limits in an account at Charles Schwab & Co. Inc.

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

The following schedule summarizes certain information with respect to research and development contracts:

	2006	2005	2004
Contract research revenues	$943,290	$268,206	$305,721
Costs incurred charged to operations included in research and development	$879,592	$254,656	$278,928
Amount of additional funding commitments at December 31	$3,026,133	$268,258	$129,090

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.    Retirement Plan:

The Company sponsors a defined contribution 401(k) profit sharing plan. No company contributions were made in any of the years presented.

15.    Significant Customers:

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. ANI’s revenues tend to be project oriented and are not necessarily recurring with a particular customer at the present time. During 2006, we received revenue of $248,454 from Yonex, Co., Ltd. Net revenue from a project with another customer, Shimane Masuda Electronics was $100,485 in 2006 and $109,970 in 2005. No revenue was received from this customer in 2004.

16.    Quarterly Financial Information (Unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2006
Revenues	$162,184	$115,109	$213,841	$625,636	$1,116,670
Operating income (loss)	(1,797,193)	(1,387,807)	(1,933,196)	(1,484,296)	(6,602,492)
Net (loss)	(1,794,166)	(1,385,583)	(1,931,038)	(1,483,105)	(6,593,892)
Earnings (loss) per share
Basic and Diluted	(0.02)	(0.01)	(0.02)	(0.01)	(0.07)

2005
Revenues	$68,815	$88,544	$245,917	$162,384	$565,660
Operating income (loss)	(1,368,793)	(1,386,251)	(1,526,478)	(1,568,050)	(5,849,572)
Net (loss)	(1,365,194)	(1,376,209)	(1,516,913)	(1,560,500)	(5,818,816)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.02)	(0.06)

2004
Revenues	$77,658	$100,718	$100,473	$103,673	$382,522
Operating income (loss)	(1,716,577)	(1,945,201)	(1,727,587)	(1,769,337)	(7,159,382)
Net (loss)	(1,710,356)	(1,940,334)	(1,719,783)	(1,768,636)	(7,139,109)
Earnings (loss) per share
Basic and Diluted	(0.02)	(0.02)	(0.02)	(0.02)	(0.07)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    Segment Information:

The Company’s operations are classified into three principal reportable segments that provide slightly different services.

	ANI	EBT	All Other	Total
2006
Revenue	$1,116,670	$-	$-	$1,116,670
Interest Expense	573	-	31	604
Depreciation and Amortization	46,191	-	2,982	49,173
Research and Development	3,590,148	-	-	3,590,148
Net Loss	(6,113,472)	933,720	(1,418,867)	(6,593,892)
Assets	1,101,205	-	1,592,237	2,693,442
Capital Expenditures	101,932	-	-	101,932

2005
Revenue	$565,660	$-	$-	$565,660
Interest Expense	2,193	-	397	2,590
Depreciation and Amortization	52,242	-	4,018	56,260
Research and Development	2,635,412	-	-	2,525,292
Net Loss	(4,326,457)	(3,734)	(1,488,615)	(5,818,806)
Assets	301,870	-	886,111	1,187,981
Capital Expenditures	13,017	-	3,655	16,672

2004
Revenue	$382,522	$-	$-	$382,522
Interest Expense	3,949	-	635	4,584
Depreciation and Amortization	50,185	-	4,743	54,928
Research and Development	2,737,029	-	-	2,611,583
Net Loss	(4,931,370)	(7,499)	(2,200,240)	(7,139,109)
Assets	310,005	-	834,363	1,144,368
Capital Expenditures	116,613	-	2,374	118,987

Financial information is furnished to the chief operating officer for review regarding each subsidiary of the Company.

The ANI segment consists of the activities of ANI and includes license revenues and contract research revenues related to ANI’s technology. In both years, virtually all ANI revenues were contract research revenues. The Company’s EBT subsidiary previously sold electronic display products, but sold its technology in 2006. All other segments include the Company’s general overhead.

The accounting policies applied by each of the segments are the same as those used by the Company.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18.    Related Party Transactions:

As part of a transaction to sell intellectual property owned by our EBT subsidiary, we entered into an agreement with a related party. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology, Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. We also paid $25,000 to ATI for additional services related to this transaction during the year.

19.    Gain on Sale of Intellectual Property and Other Assets:

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

As of December 31, 2006, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Sprouse & Anderson, L.L.P., the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm” below.

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

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nano-Proprietary, Inc.:

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Nano-Proprietary, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nano-Proprietary, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nano-Proprietary, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Nano-Proprietary, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows of Nano-Proprietary, Inc., and our report dated March 5, 2007 expresses an unqualified opinion.

Sprouse & Anderson, L.L.P.
Austin, Texas
March 5, 2007

Item 9B. Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Nano-Proprietary.

Name	Age	Class	Position	Director/Officer Since	Term Expires

Marc W. Eller	51	III	Director, Chairman,	November 1995	2007
Thomas F. Bijou	56	I	Director, Chief Executive Officer	December 2006	2007
Dr. Zvi Yaniv	60	II	Director, President, Chief Operating Officer	July 1996	2007
Douglas P. Baker	50	III	Director, Chief Financial Officer	June 1996	2007
Charles C. Bailey	58	I	Director	November 1999	2007
Ronald J. Berman	50	III	Director	May 1996	2007
Eddie Lee	44	II	Director	October 2001	2007
Dr. Robert Ronstadt	65	II	Director	January 2003	2007
Bradford S. Lamb	46	I	Director	December 2006	2007

______________________

Marc W. Eller served as the Company’s Chief Executive Officer from July 29, 1996 through May 31, 2006. Mr. Eller is Chairman of the Board of Directors and has been a Director since November 1995. Prior to becoming CEO of the company, Mr. Eller was involved in commercial real estate investment and in investment banking activities for publicly traded companies. Mr. Eller has a B.A. degree in Economics.

Thomas F. Bijou has been Chief Executive Officer and a member of the Board of Directors since December 1, 2006. From 1997 through the present, Mr. Bijou has been Chief Executive Officer of BHM Associates, a company involved in funding and mentoring technology companies. In connection with these BHM activities, Mr. Bijou also served as Chairman of Knowledge Communications, Inc., an early pioneer in the distance learning marketplace. Mr. Bijou began his career at General Electric Company, but left GE in 1982 with several associates to form Tigon Corporation, a voicemail outsourcing company that was sold to Ameritech in 1988.

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

Douglas P. Baker has been with the Company since June 17, 1996, and has been a Director since May 2006. Mr. Baker is a Certified Public Acountant. and has both a Bachelors in Business Administration and a Masters in Business Administration. Immediately prior to joining Nano-Proprietary, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has prior experience in public accounting and as CFO of a privately held company.

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

Bradford S. Lamb has been a Director of the Company since December 2006, and is currently President of Columbia Power Technolgies, a position that he has held since November 2006. Prior to that, from 1993 to 2006, he was President of InteLex Corporation. Prior to InteLex, he spent 10 years with GE Medical systems in various capacities.

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

Committees

The Board of Directors has three committees. The audit committee consists of Mr. Lamb and Mr. Bailey. The compensation committee consists of Mr. Lee and Mr. Berman. The nominating committee consists of Dr. Ronstadt and Mr. Bailey.

Audit Committee Financial Expert

At the present time, we do not have an audit committee member that is designated as an “audit committee financial expert” under applicable SEC rules. Both members of our audit committee qualify as “independent” as defined under applicable SEC rules. Our previous audit committee expert, Director David R. Sincox retired in 2006 and no other members of the Board of Directors that qualify as independent also qualify as audit committee financial experts under applicable SEC rules. We intend to add a member to the Board of Directors in 2007 that qualifies as an audit committee financial expert.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all directors, officers, and employees of the Company. A copy of this Code of Ethics is publicly available on our website at www.nano-proprietary.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities of Exchange Act of 1934 requires Nano-Proprietary’s officers, Directors, and persons who beneficially own more than 10 % of a registered class of Nano-Proprietary’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors, and beneficial owners of more than 10% of Nano-Proprietary’s common stock are required by the Securities and Exchange Commission regulations to furnish Nano-Proprietary with copies of all Section 16(a) forms that they file.

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2006 through December 31, 2006, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 11.  Executive Compensation
Compensation Discussion and Analysis

Objectives of Compensation Program

The primary objective of our compensation program for employees, including our compensation program for executive officers, is to attract, retain, and motivate qualified individuals and reward them in a manner that is fair to all stakeholders. We strive to provide incentives for every employee that rewards them for their contribution to the Company, while at the same time promoting an ownership mentality.

Elements of Compensation

There are three main components to our compensation package - base salaries, bonuses, and stock based compensation. A fourth, less significant component is other benefits and perquisites. Our compensation program is designed to be competitive with other employment opportunities and to align the interests of all employees, including executive officers, with the long-term interests of our shareholders. For our executive officers, we link a much higher percentage of total compensation to incentive compensation such as bonus and stock based compensation than we do for other employees.

Factors unique to 2006

We had three separate chief executive officers during 2006. At the beginning of the year, our CEO of 10 years, Marc Eller expressed his desire to spend less time on day-to-day operations and focus on his role as Chairman. Accordingly, we retained a performance-based executive search firm, Christian & Timbers, to locate a new CEO. As a result of the search, we hired R.D. Burck as CEO, effective June 1, 2006. Mr. Burck resigned effective November 30, 2006 and effective December 1, 2006, we hired Thomas F. Bijou as our new CEO. In the context of this discussion, we will discuss CEO compensation generally, but also address differences as they relate to Mr. Eller, Mr. Burck, and Mr. Bijou.

Base Salaries

We provide our executive officers with a level of cash compensation that facilitates an appropriate lifestyle and provides a reasonable minimum compensation. We make this determination based on a variety of factors including professional accomplishments, level of education, past experience and scope of responsibilities. The actual amount of base salary paid to each named executive officer is set forth in the summary compensation table included later in this section. The salary level for both our chief executive officer and our chief operating officer was set at a rate of $250,000 per year at the beginning of 2005 and remained at that level in 2006. When Mr. Burck joined us in June 2006, his annualized salary was also at that rate. When Mr. Bijou joined us in December 2006, we entered into a slightly modified arrangement. Mr. Bijou is paid at an annualized rate of $288,000 per year; however that amount represents a combination of salary and management fee paid to an entity owned by Mr. Bijou. As part of the management fee, Mr. Bijou assumes responsibility for certain costs, including basic employee benefits that would normally be paid by us. We believe the amount that we pay Mr. Bijou is similar to the amounts paid to or on behalf our previous CEOs. The salary level for our chief financial officer was set at a rate of $180,000 per year at the beginning of 2005 and remained at that level for 2006. The base salary amounts for all three current executive officers for 2007 remains at 2006 levels.

Bonuses

We have a formula bonus plan covering all employees, including executive officers. This plan was established in 2004 and is based solely on the profitability of the company. This plan is designed to reward all employees when we are successful in reaching profitability. No bonuses have ever been paid under this plan, since we have incurred losses in each of the years since adoption of the plan. The maximum bonuses payable under this plan are $100,000 each for the chief executive and chief operating officers, and $75,000 for the chief financial officer. The maximum amounts would be payable if our net income is equal to, or exceeds $2.5 million. For purposes of this plan, net income is calculated using the accounting principles in effect at the time the plan was adopted, meaning stock based compensation using fair value as required by FAS 123R is excluded from the calculation. There are no minimum amounts payable under the plan and the target amounts are equal to the maximum amounts payable. The compensation committee of the board of the directors also has the power to award discretionary bonuses; however, no such bonuses have been granted since 2002 in the case of the CEO and the CFO, and since 2003 in the case of the COO.

Stock Based Compensation

All of our employees participate in our stock based compensation plans and receive awards of non-qualified stock options annually. We use non-qualified options because of the favorable tax treatment to us and the near universal expectation by employees in our industry that they will receive stock options. The overwhelming majority of these awards are performance based awards that only vest upon achievement of specific goals. For non-executive officer employees, these goals tend to be operational oriented goals relating to specific projects or potential projects. For executive officers, these goals are broad in nature and involve more substantial accomplishments. Following is a discussion of the option grants to executive officers.

In 2004, our then current CEO, Marc Eller; our COO, Dr. Zvi Yaniv; and our CFO, Doug Baker; all received performance based grants under a multi-year option program covering the years from 2004 to 2007. The goals associated with these options related to break-even in various years and certain revenue targets. To the extent that any of those grants did not vest because the associated goals were not achieved in the applicable time period, options associated with those goals expired. However an equal number of new performance based options were granted with new or similar goals. The goals associated with these options were related to break-even in various years and certain revenue targets.

During 2006, Mr. Eller, Dr. Yaniv, and Mr. Baker each received grants in connection with the program discussed in the previous paragraph. These grants replaced grants which expired unvested in 2006. These new grants vest based on two separate goals - break-even in 2007 using the same adjustment for stock based compensation as described in the bonus discussion and achievement of an earnings per share target. In Mr. Eller’s case, the new grants were made after he stepped down as CEO. Under normal circumstances, unvested options do not continue to vest, nor are new awards made, after termination of employment. However, in this instance, the original awards were part of a multiyear program, and ultimate achievement of the goals will be, at least in part, as a result of the base established during the period that Mr. Eller was CEO. As a result, one-half of Mr. Eller’s unvested options were allowed the continued possibility of vesting if the goals are achieved, and one-half of his unvested options were forfeited.

Upon commencement of employment as CEO in June 2006, Mr. Burck received options, the detail of which is set forth in the tables later in this section. A small portion of these options were time-based options which vest over a period of one year, while the majority were performance based options which vest based on several revenue, breakeven and profit related goals. Upon commencement of employment as CEO in December 2006, Mr. Bijou received options, the detail of which is also set forth in the tables later in this section. A small portion of these options were time-based options which vest over a period of one year, while the majority were performance based options which vest based on a goal of modified break-even cash flow from operations in 2007 and several earnings per share targets for 2007 and future years.

For purposes of this discussion of performance based option goals, we consider the goals related to revenue items, modified cash-flow from operations, or earnings per share targets to be part of our confidential strategic plans, and as such we do not disclose the specifics of the goals at this time. In general, our philosophy is to set common goals for all executive officers for all performance-based option grants. However in 2006, given that the existing executive officers were in the midst of a multiyear program and that we hired two new chief executive officers, our goals varied somewhat during the year. Some of the goals set in 2006 were established to take advantage of specific strengths of the executive and others, although different, were similar to existing goals. For example, the concept of breakeven cash flow from operations is very similar to the concept of break-even excluding stock based compensation. We would expect that in normal circumstances, future option grants will be based on common goals for all executive officers.

At the present time, we have no formal policy related to stock ownership for executive officers and in establishing grant levels, we generally do not consider the equity ownership levels of the executive officer, or the existence of fully vested prior awards.

Timing of Option Grants

We do not have a formal written policy related to the timing of option grants; however we do have certain time periods when options are normally granted. At the present time, we do not have any analysts that follow our stock and the release of our quarterly financial reports normally has no impact on the price of our stock. As such, we do not have trading windows, nor do we limit option grants to any sort of windows. There are two normal situations where options are granted. The first would be at the time a new employee, including executive officers, is hired. If a new employee receives options as part of starting employment, those options are granted either at, or shortly after, the employment start date.

The majority of options are performance based awards granted on an annual basis as part of a budgeting/goal setting process. For executive officers, the compensation committee meets annually to establish compensation levels, including salary, bonus, and options, for the year. This meeting normally occurs in the month of December prior to the start of the new year - for example in December 2006 for 2007 compensation. It could, however, occur as early as November as late as January. For all other employees, the goal setting process starts in December, but since it involves many more distinct goals and many more individuals; it is a longer process and as a result usually is not ready for submission to the Compensation Committee until January or later. All performance based awards for employees other than executive officers are annual awards that must either vest by the end of the calendar year, or they will expire unvested. At the time of the proposed award, we consider whether there are any known upcoming significant events, and have in the past delayed awards as a result of expected positive events.

All option grants for all employees are approved by the compensation committee of Board of Directors. The compensation committee does not delegate any of its powers for granting options to others.

Other Benefits and Perquisites

Since we have not yet reached profitability on a consistent basis, we take a relatively bare-bones approach to benefits for all employees, including executive officers. There are no benefit plans available to executive officers that are not available to all employees. Executive officers participate in the same benefit plans covering other employees. These benefits include limited health and dental insurance, group term life insurance, and limited long-term disability insurance. The only retirement plan that we maintain is a 401K plan funded entirely by employee elective deferrals. We have no company funded retirement plans or deferred compensation plans. We also do not provide any of the perks common at larger companies. The only perk that we provide is an auto allowance. We provide an auto allowance of $1,000 per month to our COO and $500 per month to our CFO. Mr. Eller and Mr. Burck received auto allowances of $750 per month during their tenure as CEO. The amounts paid as auto allowances are considered in setting the overall level of compensation for the executive officer. Mr. Bijou receives no auto allowance, but rather, that was considered in his previously discussed management contract.

Compensation Approval Process

The Compensation Committee of the Board of Directors approves all compensation and awards to executive officers. Regarding most compensation matters, including executive compensation, the CFO in consultation with the CEO, provides recommendations to the Compensation Committee. However, the Compensation Committee does not delegate any of its functions to others in setting compensation. We did not make formal use of any compensation consultants in determining executive compensation levels for any of the executive officers. We do, however, intend to undergo a thorough review of our executive compensation practices in 2007 to insure that our current compensation practices are reasonable and appropriate for our circumstances. We anticipate that this review will include benchmarking against other companies. This review may or may not include an independent analysis by compensation consultants.

As previously discussed, we hired two new CEOs during 2006. In the case of Mr. Burck, we used a search firm, Christian & Timbers. In the course of that search we discussed the compensation of Mr. Eller, our existing CEO, as well as a range of possible compensation for a new CEO. Christian & Timbers indicated that the compensation paid to Mr. Eller fell within the reasonable range. They indicated that the base salary was on the low end of the range, however when considering the total package, including options, it fell within the normal range. We did not hire Christian & Timbers to perform a specific analysis, nor did we receive any written report or specific recommendations from them. We did however consider their comments in setting the compensation of Mr. Burck. When we hired Mr. Bijou, we had preliminary discussions and meetings about the company, but did not discuss compensation. As a result of those discussions, Mr. Bijou made a proposal to us containing the terms that he was requesting to accept the CEO position. We believed that proposal to be reasonable and accepted the terms. The actual goals associated with the performance based options were the result of negotiation between Mr. Bijou and us and were approved by the Compensation Committee.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee
Ronald J. Berman, Eddie Lee

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2006, 2005 and 2004 by all individuals that served as Chief Executive Officer during 2006, the Chief Financial Officer, all individuals that were Named Executive Officers as of the end of the previous year, and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2006 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Option Awards (1)	All Other Compensation (6)	Total

Thomas F. Bijou (2)	2006	$24,000	$663,422	$0	$687,422
Chief Executive Officer

R.D. Burck (3)	2006	$145,833	$933,980	$4,500	$1,084,313
Chief Executive Officer

Marc W. Eller (4)	2006	$125,000	$135,989	$99,500	$360,489
Chief Executive Officer	2005	$250,000	$1,005,430	$9,000	$1,264,430
	2004	$200,000	$1,323,660	$9,000	$1,532,660

Dr. Zvi Yaniv	2006	$250,000	$265,369	$12,000	$527,369
Chief Operating Officer	2005	$250,000	$1,005,430	$12,000	$1,267,430
	2004	$200,000	$1,323,660	$12,000	$1,535,660

Douglas P. Baker	2006	$180,000	$132,684	$6,000	$318,684
Chief Financial Officer	2005	$180,000	$502,715	$6,000	$688,715
	2004	$150,000	$694,605	$6,000	$850,605

John Ruberto (5)	2006	$67,500	$90,206	$80,000	$237,706
Vice President	2005	$120,000	$827,806	$0	$947,806

(1) Amounts included in the option awards column are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” See Note 8 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. The amounts are calculated based on all options granted during the year without regard to whether the options vest or expire. As discussed in the Compensation Discussion and Analysis, the majority of options granted are performance based options associated with specific goals. To the extent that the goals are not achieved, the options do not vest and expire. The amount included for 2004 is based on the number of options awarded to Mr. Eller, Dr. Yaniv, and Mr. Baker of 750,000, 750,000, and 400,000, respectively. For Mr. Eller, 50,000 of those options ultimately vested, 650,000 of those options expired, and 50,000 options are still outstanding, but not yet vested. For Dr. Yaniv, 50,000 of those options ultimately vested, 600,000 of those options expired, and 100,000 options are still outstanding, but not yet vested. For Mr. Baker, 50,000 of those options ultimately vested, 300,000 of those options expired, and 50,000 options are still outstanding, but not yet vested.

The amount included for 2005 is based on the number of options awarded to Mr. Eller, Dr. Yaniv, Mr. Baker, and Mr. Ruberto of 700,000, 700,000, 350,000 and 535,000, respectively. For Mr. Eller, 200,000 of those options ultimately vested and 500,000 of those options expired. For Dr. Yaniv, 200,000 of those options ultimately vested and 500,000 of those options expired. For Mr. Baker, 100,000 of those options ultimately vested and 250,000 of those options expired. For Mr. Ruberto, 235,000 of those options ultimately vested and 300,000 of the options expired. All of the options granted to executive officers in 2004 and 2005 are priced significantly above the current market price of the stock and none of the vested options have been exercised.

None of the options granted in 2006 to Mr. Eller, Mr. Bijou, Dr. Yaniv, or Mr. Baker have vested as of February 28, 2007. The amount included for Mr. Burck for 2006 is based on 600,000 options awarded. A total of 50,000 of these options were vested, 450,000 of these options expired, and 100,000 options are still outstanding, but not yet vested. The amount included in 2006 for Mr. Ruberto is based on changing the vesting terms in 2006 related to 100,000 of the options originally granted in 2005. Without this change in terms, the options would not have vested and would have expired.

(2) Mr. Bijou began employment as CEO on December 1, 2006.

(3) Mr. Burck began employment as CEO on June 1, 2006 and resigned effective November 30, 2006.

(4) Mr. Eller was CEO until May 31, 2006 and remained an employee until June 30, 2006. We entered into a consulting contract with Mr. Eller, effective July 1, 2006. The contract called for payments of $10,000 per month through December 2006. In addition, a $35,000 lump sum payment was made to Mr. Eller in December 2006. The “All Other Compensation” column includes $95,000 in 2006 related to this contract. Mr. Eller also received an additional payment on March 1, 2007 of $30,000 for services rendered in 2007.

(5) Mr. Ruberto began employment on May 1, 2005 and ended employment on May 15, 2006. We also entered into a consulting contract with Mr. Ruberto that calls for payments of $10,000 per month from May 2006 through April 2007. The “All Other Compensation” column includes $80,000 in 2006 related to this contract.

(6) The “All Other Compensation” column includes the following items. For Mr. Burck, Dr. Yaniv, and Mr. Baker, all amounts for all years represent payment of automobile allowances. For Mr. Eller, payments of $95,000 under a consulting contract in 2006 are included. All other amounts in all years represent payment of an automobile allowance. For Mr. Ruberto, all amounts in this column represent payments under a consulting agreement.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Shares) (1)			All Other Option Awards Number of Shares Underlying Options	Exercise Price of Option Awards (2)
			Threshold	Target	Maximum

Thomas F. Bijou	11/30/2006	11/27/2006				200,000	$1.19
	11/30/2006	11/27/2006	0	300,000	300,000		$1.19
	11/30/2006	11/27/2006	0	125,000	125,000		$1.19
	11/30/2006	11/27/2006	0	125,000	125,000		$1.19
	11/30/2006	11/27/2006	0	125,000	125,000		$1.19
	11/30/2006	11/27/2006	0	125,000	125,000		$1.19

R.D. Burck	06/01/2006	05/30/2006				100,000	$2.38
	06/01/2006	05/30/2006	0	100,000	100,000		$2.38
	06/01/2006	05/30/2006	0	100,000	100,000		$2.38
	06/01/2006	05/30/2006	0	100,000	100,000		$2.38
	06/01/2006	05/30/2006	0	100,000	100,000		$2.38
	06/01/2006	05/30/2006	0	100,000	100,000		$2.38

Marc W. Eller	11/30/2006	11/27/2006	0	100,000	100,000		$1.19
	11/30/2006	11/27/2006	0	100,000	100,000		$1.19

Dr. Zvi Yaniv	11/30/2006	11/27/2006	0	200,000	200,000		$1.19
	11/30/2006	11/27/2006	0	200,000	200,000		$1.19

Douglas P. Baker	11/30/2006	11/27/2006	0	100,000	100,000		$1.19
	11/30/2006	11/27/2006	0	100,000	100,000		$1.19

John Ruberto	05/16/2006	05/16/2006				100,000	$2.30

(1) Performance-based option awards that vest upon the achievement of established goals.
(2) The exercise price of the options are all greater than or equal to the market price on the date of the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2006.

	Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
Name	Number Exercisable	Number Unexercisable		Option Exercise Price	Option Expiration Date
Thomas F. Bijou	-	200,000		$1.19	11/30/2016
	-	-	300,000	$1.19	11/30/2016
	-	-	125,000	$1.19	11/30/2016
	-	-	125,000	$1.19	11/30/2016
	-	-	125.000	$1.19	11/30/2016
	-	-	125,000	$1.19	11/30/2016

R.D. Burck	50,000	-		$2.38	06/01/2016
			100,000	$2.38	06/01/2016

Marc W. Eller (1)	200,000	-		$2.73	12/31/2013
	50,000	-		$2.17	12/31/2014
	200,000	-		$2.17	01/01/2015
	4,167	-		$1.39	07/31/2016
	-	-	50,000	$2.93	01/23/2014
	-	-	100,000	$1.19	11/30/2016
	-	-	100,000	$1.19	11/30/2016

Dr. Zvi Yaniv (1)	100,000	-		$0.50	01/11/2009
	30,000	-		$1.50	02/02/2010
	200,000	-		$1.50	06/27/2010
	30,000	-		$0.96	07/28/2013
	250,000	-		$2.73	12/31/2013
	50,000	-		$2.17	12/31/2014
	200,000	-		$2.17	01/01/2015
	-	-	100,000	$2.93	01/23/2014
	-	-	200,000	$1.19	11/30/2016
	-	-	200,000	$1.19	11/30/2016

Douglas P. Baker (1)	30,000	-		$1.50	02/02/2010
	50,000	-		$1.50	06/27/2010
	100,000	-		$0.63	03/02/2011
	100,000	-		$0.92	07/16/2011
	150.000	-		$0.73	12/05/2011
	32,000	-		$0.58	02/12/2012
	13,000	-		$0.96	07/28/2013
	200,000	-		$2.73	12/31/2013
	50,000	-		$2.17	12/31/2014
	100,000	-		$2.17	01/01/2015
	-	-	50,000	$2.93	01/23/2014
	-	-	100,000	$1.19	11/30/2016
	-	-	100,000	$1.19	11/30/2016

John Ruberto	35,000	-		$2.30	05/15/2009
	100,000	-		$2.30	05/15/2009
	50,000	-		$2.30	05/15/2009
	50,000	-		$2.30	05/15/2009

(1) Includes options still outstanding that were previously transferred by gift and reported on Form 4 by the Named Executive Officer.

OPTION EXERCISE AND STOCK VESTED TABLE

There were no options exercised in 2006 by Named Executive Officers and no restricted stock awards that vested. As such no table is included.

PENSION BENEFITS TABLE

We maintain no retirement plans covering Named Executive Officers or other employees, except for a 401K plan funded solely by elective employee contributions. As such no pension benefits table is included.

NON-QUALIFIED DEFERRED COMPENSATION TABLE

We do not maintain any non-qualified deferred compensation plans covering Named Executive Officers or other employees. As such, no deferred compensation table is included.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

None of the named executive officers have employment contracts, and therefore, there are no formal payments due on change in control or other employment termination. Our 2002 Equity Compensation Plan, which includes all employees, including executive officers, includes a provision which accelerates the vesting of all unvested options upon certain change in control events. Unvested options held by Named Executive Officers as of December 31, 2006 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table included in this item.

It is our policy to pay severance upon termination when termination is initiated by us and is for other than cause. We have no formal guidelines, but rather each case is handled on an individual basis. Factors considered include position, length of service, reason for termination, possible future relationships, as well as other potential factors. Payments may be made in a lump sum or in periodic installments and are usually accompanied by a severance agreement that includes a release, a non-disparagement clause, and possibly a non-compete agreement. There are no minimum amounts payable to any of the executive officers; however, it is likely that if any of the Named Executive Officers were terminated by the Company for other than cause, payments would be made in connection with that termination.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

Chuck Bailey	$ 600	$39,659	$ 40,259
Ronald J. Berman	$ 650	$39,659	$ 40,309
Bradford S. Lamb (2)	$ 50	-	$ 50
Eddie Lee	$ 600	$39,659	$ 40,259
Dr. Robert Ronstadt	$ 400	$39,659	$ 40,059
David R. Sincox (3)	$ 300	$39,659	$ 39,959

(1) Amounts included in the option awards column are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” See Note 8 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. See the table titled “Security Ownership of Management” included in Item 12 of this report for stock option grants outstanding at year held by each Director.

(2) Mr. Lamb was appointed to the Board of Directors on December 1, 2006.

(3) Mr. Sincox retired as a member of the Board of Directors effective July 31, 2006.

All Directors who are not employees of the Company receive $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by Nano-Proprietary.

All of Nano-Proprietary’s outside Directors participate in the 2002 Equity Compensation Plan, under which Nano-Proprietary may grant stock options to any Director. On July 31, 2006, each of the five outside Directors was granted an automatic grant of 50,000 options under the 2002 Equity Compensation Plan with an exercise price of $1.39 per share. These grants became exercisable in full on the date of the grant.

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

The compensation that we pay to our outside Directors is heavily weighted toward stock based compensation to minimize the amount of cash that we use, and it is designed to compensate the Directors for the risk that they assume as directors of a public company. The level of 50,000 options per year was set by the Board of Directors in April 2001, and ratified each successive year since then by the compensation committee of the Board of Directors. We intend to do a review of our compensation practices for Outside Directors in 2007, including benchmarking against other companies.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Lee and Mr. Berman. Neither of them is or has been an officer or employee of Nano-Proprietary, nor does either have any relationships requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship existed during the fiscal year ended December 31, 2006, between Nano-Proprietary’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Nano-Proprietary, Inc. stock as of February 28, 2007, are listed below. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P.	9,368,946	8.99%
Barry Kitt, General Partner 4965 Preston Park Blvd.,Suite 240 Plano, TX 75093

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Nano-Proprietary’s common stock as of February 28, 2007, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Common Stock Beneficial Ownership	Percentage of Class
Dr. Robert Ronstadt	175,000	175,000	*
Bradford S. Lamb	-	89,944	*
Thomas F. Bijou	50,000	151,429	*
Charles C. Bailey	268,333	268,333	*
Marc W. Eller	454,167	471,667	*
Eddie Lee	266,667	266,667	*
Ronald J. Berman	735,000	1,154,925	1.10%
Dr. Zvi Yaniv	760,000	956,000	*
Douglas P. Baker	725,000	752,500	*
R.D. Burck (2)	50,000	50,000	*
John Ruberto	235,000	235,000	*
All Executive Officers and Directors as a group (11 persons)	3,719,167	4,571,465	4.23%

*	Less than 1%

(1)
 This column lists shares that are subject to options exercisable within sixty (60) days of February 28, 2007, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of Nano-Proprietary	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (3)
	(a)	(b)	(c)
1992 Employee Plan (1)	977,000	$1.01	-
1992 Outside Directors Plan (2)	323,333	$1.10	-
1998 Directors and Officers Plan	500,000	$0.46	-
2002 Equity Compensation Plan	5,913,579	$1.80	944,965
Total	7,713,912	$1.59	944,965

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

It is our written policy that all material related party transactions be approved by the Board of Directors, with any member of the Board affected by the related party transaction abstaining from the vote.

In October 1998, EBT entered into a Patent Assignment and Royalty Agreement with Advanced Technology Incubator, Inc., (“ATI”) a corporation based in Austin, Texas and owned by Dr. Zvi Yaniv, the Company’s President and Chief Operating Officer. Under the terms of the agreement, ATI agreed to assign U.S. Patent No. 5,469,187 related to certain LCD technology to EBT in exchange for an initial payment of $200,000. In addition, ATI was entitled to receive a royalty of 5% of gross revenue related to products using this patent. EBT could terminate this assignment at any time upon 30 days written notice to ATI. The assignment could have been terminated by ATI if, within two years of the first sale or lease of a display unit using this technology, cumulative royalty payments under the agreement did not total $500,000, or if payments did not equal $500,000 in any one-year period following the initial two-year period. If the assignment was terminated by ATI, EBT would have been granted a non-exclusive worldwide license to use the technology under terms similar to those contained in this agreement. There have been no sales or leases of display units using this technology; therefore, the two year period that could have resulted in minimum payments being due never started.

In 2006, we sold the intellectual property of EBT. The purchaser was interested in acquiring all intellectual property, including this patent, as part of the package, but not in assuming the agreement that we had with ATI. In order to complete the transaction, we were required to acquire the remaining interest in the patent and settle all potential future obligations to ATI. To do this, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. We also paid $25,000 to ATI for additional services related to this transaction during the year.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Nano-Proprietary’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2006 and 2005 totaled $57,200 and $$42,700, respectively.

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

It is the audit committee’s policy to pre-approve all services provided by Sprouse & Anderson, L.L.P. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2006 and 2005 were pre-approved by the audit committee.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	All Financial Statements

The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

(2)	Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

See accompanying Index to Exhibits on page 68 for a descriptive response to this item. The Company will furnish to any shareholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing any such exhibit.

(b)	Reference is made to Item 15(a)(3) above.

(c)	Reference is made to Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO-PROPRIETARY, INC. By: /s/ Thomas F. Bijou Thomas F. Bijou, Chief Executive Officer March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas F. Bijou Thomas F. Bijou	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 6, 2007
/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Director)	March 6, 2007
Marc W. Eller* Dr. Robert Ronstadt* Bradford S. Lamb* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	March 6, 2007

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

10.7	Amendment No. 1 to the lease agreement between the Company and Industrial Properties Corporation dated as of December 15, 2006.
10.8*	Agreement of Research and Development by and between the Applied Nanotech, Inc. and Futaba Corporation (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 1, 2001).
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

10.18*	Nano-Proprietary, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.19*	Nano-Proprietary, Inc. Compensation Committee Charter (Exhibit 10.18 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.20*	Nano-Proprietary, Inc. Nominating Committee Charter (Exhibit 10.19 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.21*	Patent License Agreement between SI Diamond Technology, Inc. and Till Keesmann (Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)
10.22*	Second Addendum to Patent License Agreement by and among Nano-Proprietary, Inc. and Till Keesmann (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).
10.23*
Development, Purchase, and License Agreement for Hydrogen Sensor Products and related Services between, Nano-Proprietary, Inc. Applied Nanotech, Inc. and Kelman Ltd. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of July 13, 2005).

10.24*
Asset Purchase Agreement between Novus Communication Tehcnologies, Inc., Novus Displays, LLC, Electronic Billboard Technology, Inc. and Nano-Proprietary, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 22, 2006)

10.25*
Asset Purchase Agreement between Novus Communication Tehcnologies, Inc., Electronic Billboard Technology, Inc. and Nano-Proprietary, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 22, 2006)

11	Computation of (Loss) per Common Share
14*	Nano-Proprietary, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21	Subsidiaries of the Company
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1	Section 1350 Certificate of Thomas F. Bijou, Chief Executive Officer
32.2	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer