Form 10-Q
period 2007-03-31
NANO PROPRIETARY  INC
filed 2007-05-01
CIK 891417

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2007

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

[ ] Yes [X] No

As of April 27, 2007, the registrant had 107,115,505 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$1,375,687	$2,085,338
Accounts receivable, trade - net of allowance for doubtful accounts	559,155	364,718
Prepaid expenses and other current assets	42,332	79,301

Total current assets	1,977,174	2,529,357

Property and equipment, net	185,928	154,545
Other assets	109,540	9,540
Total assets	$2,272,642	$2,693,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,967,989	$1,562,488
Accrued liabilities	87,438	87,237
Deferred Revenue	623,719	401,455

Total current liabilities	2,679,146	2,051,180

Commitments and contingencies	-	-

Total Liabilities	2,679,146	2,051,180

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 104,393,474 and 104,257,607 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	104,394	104,258
Additional paid-in capital	102,436,935	102,139,950
Accumulated deficit	(102,947,833)	(101,601,946)

Total stockholders' equity	(406,504)	642,262

Total liabilities and stockholders' equity	$2,272,642	$2,693,442

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
Revenues
Government contracts	$517,416	$63,582
Contract Research	302,211	65,000
Other	137,240	33,602
Total Revenues	956,867	162,184

Research and Development	1,075,501	782,054
Selling, general and administrative expenses	1,238,683	1,177,323

Operating costs and expenses	2,314,184	1,959,377

Loss from operations	(1,357,317)	(1,797,193)

Other income (expense), net
Interest Expense	(269)	(113)
Interest Income	11,699	3,140

Loss from continuing operations before taxes	(1,345,887)	(1,794,166)

Provision for taxes	-	-

Net loss	$(1,345,887)	$(1,794,166)
Loss per share

Basic and Diluted	$(0.01)	$(0.02)
Weighted average shares outstanding

Basic and Diluted	104,289,473	100,017,273

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,345,887)	$(1,794,166)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	11,327	13,307
Stock based compensation expense	189,868	446,148
Changes in assets and liabilities:
Accounts receivable, trade	(194,437)	(7,614)
Prepaid expenses and other assets	(63,031)	36,764
Accounts payable and accrued liabilities	405,702	122,890
Deposits and Deferred Revenue	222,264	100,000

Total adjustments	571,693	711,495

Net cash used in operating activities	(774,194)	(1,082,671)

Cash flows from investing activities:
Capital expenditures	(42,710)	(5.692)
Net cash used in investing activities	(42,710)	(5,692)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	-	(4,049)
Proceeds of stock issuance, net of costs	107,253	1,500,000

Net cash provided by financing activities	107,253	1,495,951

Net increase (decrease) in cash and cash equivalents	(709,651)	407,588

Cash and cash equivalents, beginning of period	2,085,338	897,247

Cash and cash equivalents, end of period	$1,375,687	$1,304,835

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation

    The consolidated financial statements of the Company for the three-month periods ended March 31, 2007 and 2006, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2007 and 2006, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2006, has been derived from the audited consolidated balance sheet of the Company as of that date.

    Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

    The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

2.         Supplemental Cash Flow Information

        Cash paid for interest for the three months ended March 31, 2007 and 2006, was $269 and $113, respectively. During the three months ended March 31, 2007 and 2006, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4.

3.         Stockholders’ Equity

    During the three months ended March 31, 2007, the Company issued 135,687 shares of its common stock and received $107,253 in connection with the exercise of stock options. In the three months ended March 31, 2006, the Company issued 750,000 restricted shares of its common stock and received net proceeds of $1,500,000 in an exempt offering under Regulation D of the Securities Act of 1933.

4.         Share-Based Payments

    Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

    The Company recorded $189,868 in compensation expense in the period ended March 31, 2007, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For options issued in 2007, the same assumptions were used except that risk free interest rates ranging from 4.58% to 4.79% were used and an annualized volatility rate of approximately 75% was used.

    The Company recorded $446,148 in compensation expense in the period ended March 31, 2006, related to options issued under its stock-based incentive compensation plans.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.         Contingencies

Litigation

          The Company is a defendant in minor lawsuits described in greater detail in its 2006 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

Canon litigation

    In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture - SED, Inc. - is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In Fall 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

    After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, and leading up to and following the formation by Canon and Toshiba of their joint venture effort, including Canon’s failure to disclose an ongoing relationship with Toshiba and misrepresentations made to us about the joint venture’s structure and operation. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. In November 2006, the Court denied Canon partial motion for summary judgment, describing SED, Inc. as a “corporate fiction designed for the sole purpose of evading Canon’s contractual obligations”.

    In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which is purportedly owned 100% by Canon but still involving numerous reciprocal agreements with Toshiba, will be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the Court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007, the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006, to be valid. Trial on the remaining counts is scheduled to begin on April 30, 2007.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.         Contingencies (continued)

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

    In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007. Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. The Northern District of Illinois has set a status conference on the case for May 24, 2007.

6.         Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2007 and 2006:

	ANI	EBT	All Other	Total
2007

Revenue	$956,867	$-	$-	$956,867

Profit (Loss)	(956,574)	(1,298)	(388,015)	(1,345,887)

Expenditures for
long-lived assets	42,710	-	-	42,710

2006

Revenue	$162,184	$-	$-	$162,184

Profit (Loss)	(1,229,535)	(7,199)	(557,432)	(1,794,166)

Expenditures for
long-lived assets	5,692	-	-	5,692

7.         Subsequent Events

    During the period from April 1, 2007 through April 27, 2007, we issued 2,608,698 shares of common stock and received $6,000,000 in connection with a private placement in an exempt offering under Regulation D of the Securities Act of 1933. In connection with this offering, we issued 1,304,349 warrants to purchase additional shares of our common stock at a price of $2.50 per share for a period of twelve months.

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

Three months ended March 31, 2007 and 2006

OVERVIEW

    We are primarily a nanotechnology company engaged in the development of proofs of concepts of products and materials , and the performance of services based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, we expect to incur additional research and development expenses throughout 2006 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

    We expect our present cash balances, which are in excess of $7 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate for the foreseeable future.  We have a plan to achieve profitability in 2007. There can be no assurance that we will achieve profitability, or even break-even, in the future. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

    We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash, which is in excess of $7.0 million as of the date of this filing, when combined with expected revenues, is sufficient to allow us to maintain operations for the foreseeable future. We expect additional revenue producing projects or license agreements to be finalized during 2007. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

In March 2007, we signed an agreement with Mitsui & Co., Ltd. which gives Mitsui the exclusive right to extend royalty bearing licenses on our behalf to Companies headquartered in Japan. These licenses will allow the use of our carbon cold cathode intellectual property for the manufacture of lighting devices such as backlights for LCDs.

In April 2007, we retained Citi’s investment banking division as our exclusive advisor to review various financial and strategic alternatives.

In April 2007, we issued 2,608,698 shares of common stock and received $6,000,000 in connection with a private placement in an exempt offering under Regulation D of the Securities Act of 1933. In connection with this offering, we issued 1,304,349 warrants to purchase additional shares of our common stock at a price of $2.50 per share for a period of twelve months. This was done for the primary purpose of enabling us to apply for listing on the American Stock Exchange.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

    Our cash position decreased during the period. At March 31, 2007 we had cash and cash equivalents of approximately $1.4 million as compared with cash and cash equivalents of $2.1million at December 31, 2006. This decrease in cash is primarily the result of cash used in operating activities.

    We had cash flow from financing activities of approximately $100,000 during the quarter ended March 31, 2007 (the “2007 Period”), as compared with cash flow from financing activities of approximately $1.5 million during the quarter ended March 31, 2006 (the “2006 Period”). The cash flow in both of these periods resulted from the issuance of common stock. As described in greater detail in the notes to the financial statements, we received net proceeds of $1,500,000 from the issuance of common stock related to private placements during the 2006 Period. The proceeds from stock issuance during the 2007 Period resulted from the exercise of stock options.

    Our cash used in operating activities decreased from $1,082,671 in the 2006 Period to $774,194 in the 2007 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2007 as a result of increasing revenues, while expenses increase at a much lower rate.

    We used net cash of $5,692 for investing activities in the 2006 Period related to the purchase of research equipment, compared with cash used in investing activities related to equipment purchases of $42,710 in the 2007 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2007.

    The principal source of our liquidity has been funds received from exempt offerings of common stock. We raised an additional $6.0 million equity in April 2007. Given our current cash balance, which is in excess of $7 million, it is unlikely that we will need additional funds, however in the event that we do, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

    We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2007. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2007 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

    Because the timing and receipt of revenues from the license or royalty agreements will be tied to the achievement of certain product development, testing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our operations or seek additional financing from other sources at some point in the future. The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

    Our loss from operations for the 2007 Period was $1,345,887 as compared with the loss from the operations of $1,794,166 for 2006 Period. Our total revenues for the 2007 Period were approximately $800,000 higher than in the 2006 Period; however our costs associated with the revenues were also higher during the 2007 Period. These increased revenues account for the decreased loss during the 2007 Period.

    Our revenues for the quarter ended March 31, 2007, totaled $956,867 compared to $162,184 for the same quarter in 2006. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. During the 2006 Period, $63,582 of the revenue came from government contracts and $98,602 came from other sources. In the 2007 Period, our revenue from government contracts increased to $517,416, and our revenue from other commercial sources increased to $439,451. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2007 to remain at or above the first quarter level. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

    We have a revenue backlog of approximately $2.6 million as of March 31, 2007 and we expect our revenue to continue at or above current levels in future quarters as a result of this backlog. We had a total revenue backlog of approximately $2.7 million as of March 31, 2006. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

    We incurred research and development expenses of $1,075,501 for the 2007 Period, which was an increase from the $782,054 incurred in the 2006 Period. This reflects a general increase in the level of activity and the costs associated with the new revenue producing projects. We expect research and development expenditures to continue to gradually increase for the remainder of the year as additional new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

    Our selling, general, and administrative expenses were $1,238,683 for the 2007 Period, compared with $1,177,323 for the 2006 Period - a slight increase. Included in the 2007 Period are approximately $425,000 of litigation related expenses, an increase of roughly $325,000 from the 2006 Period. This increase in litigation related expenses was partially offset by a decrease of approximately $225,000 in stock based compensation.

    Our interest income is insignificant, but increased during the 2007 Period. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to increase significantly for the balance of 2007 as a result of the private placement that we completed in April 2007. Our interest expense was insignificant in both periods and is expected to remain so for the balance of the year.

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

    In addition, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any material weaknesses in our internal controls, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Canon litigation

    In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture - SED, Inc. - is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In Fall 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

    After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, and leading up to and following the formation by Canon and Toshiba of their joint venture effort, including Canon’s failure to disclose an ongoing relationship with Toshiba and misrepresentations made to us about the joint venture’s structure and operation. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit is now proceeding under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. In November 2006, the Court denied Canon partial motion for summary judgment, describing SED, Inc. as a “corporate fiction designed for the sole purpose of evading Canon’s contractual obligations”.

    In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which is purportedly owned 100% by Canon but still involving numerous reciprocal agreements with Toshiba, will be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the Court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007, the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006, to be valid. Trial on the remaining counts is scheduled to begin on April 30, 2007.

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

    In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007. Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. The Northern District of Illinois has set a status conference on the case for 24, 2007.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    There were no sales of unregistered equity securities during the quarter ended March 31, 2007.

ITEM 6.       EXHIBITS

    (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: May 1, 2007	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2007	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker