Form 10-K/A
period 2006-12-31
NANO PROPRIETARY  INC
filed 2007-07-31
CIK 891417

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

Following is a summary of revenues, net loss from continuing operations, and total assets for each segment for each of the last three years.

	2006	2005	2004
Revenues
ANI	$1,116,670	$565,660	$382,522
EBT	$—	$—	$—
Other	$—	$—	$—
Total Revenues	$1,116,670	$565,660	$382,522

Net loss from continuing operations
ANI	$(6,108,745)	$(4,326,467)	$(4,931,370)
EBT	$933,720	$(3,734)	$(7,499)
Other	$(1,418,867)	$(1,488,615)	$(2,200,240)
Total	$(6,593,892)	$(5,818,816)	$(7,139,109)
Assets
ANI	$1,101,205	$301,870	$310,005
EBT	$—	$—	$—
Other	$1,592,237	$886,111	$834,363
Total	$2,693,442	$1,187,981	$1,144,368

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

Carbon-nanotube based large area flat screen color field emission displays. Because of cost advantages carbon nanotubes are currently the preferred method in the display industry for construction of large area flat screen color TVs using FED technology. As discussed in more detail in the Technology Agreements section below, we licensed 6 patents from Till Keesmann in 2000. These patents are basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (No. RE38,223 E) was reissued in August 2003. This reissuance significantly strengthened and reinforced the basic nature of this patent. It is our belief that any company using carbon nanotubes in an emission mode, regardless of application, will be required to license this, and other patents from us. No companies have yet obtained the right to use this patent from us. As discussed in Item 3 to this Annual Report on Form 10-K/A, the Keesmann agreement is currently the subject of litigation. We have an equally significant patent that we refer to as the Raman Spectrum patent. This patent is also a basic patent. It is broader than the Keesmann patent in that it covers all carbon-based FEDs, regardless of whether the emission is from carbon nanotubes, carbon films, or other forms of carbon.

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

Other large area flat screen color field emission displays. Canon, Inc. and Toshiba have jointly developed a large area flat screen color TV based on our FED technology. Canon and Toshiba have announced that they have formed a joint venture to manufacture components for this TV, have constructed a manufacturing line, and demonstrated their product on many occasions. We signed a non-exclusive license with Canon in 1999 that covered substantially all of our field emission patents, but excluded the basic carbon nanotube patent and specific applications for the other field emission display patents including, but not limited to, large area color displays. The license agreement with Canon was terminated in 2006 as a result of Canon’s breach of contract and is currently the subject of litigation. See Item 3 of this Annual Report on Form 10-K/A for further information on this litigation.

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

Backlights for displays. Our carbon nanotube technology is ideally suited to be used as a backlight for other types of displays, such as LCDs. Use of CNTs in backlights would improve the luminous efficiency at lower power levels and eliminate the use of mercury and its related negative environmental impacts. We have developed a proof of concept using our proprietary functionalized CNTs as a backlight for an LCD, and we expect to continue performing significant research in this area in 2007. Many other companies have also performed research in this area. Successful development of a backlight device using carbon nanotubes by anyone will require a license to our intellectual property.

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

Technology Agreements

Till Keesmann. We have licensed certain patents related to carbon nanotube technology from Till Keesmann (“the Keesmann patents”). We licensed 6 patents, including foreign filings, in 2000 in exchange for a payment of $250,000. The U.S. patent was reissued in August 2003. This reissuance significantly strengthened and reinforced this patent. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments, certain of which were deferred by Mr. Keesmann until after the reissuance of the patent was completed. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. As described in more detail in Item 3 of this Annual Report on Form 10-K/A, this agreement is the subject of current litigation.

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

As described in more detail in Item 3 of this Annual Report on Form 10-K/A, we are the plaintiff in two separate pieces of litigation. The first is against, Canon, Inc., and the second is against Till Keesmann. While there is risk associated with any litigation, we expect to prevail in both of these cases. If we were to not prevail in the Canon litigation, we would expect that would have no impact on our current financial condition beyond the additional costs incurred through the completion of the litigation. If we were not to prevail in the Keesmann litigation and Keesmann were allowed to terminate the existing agreement, we could lose any potential future revenue specifically associated with licensing the patents covered by the agreement. It would not; however, eliminate the need for any licensee of the Keesmann patents for use in the display industry to also license our patents as well. In addition, if Keesmann were allowed to terminate the patent, we would seek damages equal to the value that we bestowed upon the patent during the term of the license agreement. It is our opinion that the majority of the value of the Keesmann patent today is as a result of our work on the reissuance of the patent.

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

We have technologies subject to licenses

As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation (“MCC”), we have acquired rights to develop and commercialize certain research technologies. In certain cases, we are required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicenses. We also have to pay for the costs of filing and prosecuting patent applications. The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. We consider it unlikely that any royalty payments would be required to be made to MCC based on the substantial amounts of revenues that would have to be generated to offset the costs of maintaining the patents over the years.

We have also licensed certain patents related to carbon nanotube technology from Till Keesmann (“the Keesmann patents”). We licensed 6 patents, including foreign filings, in 2000 in exchange for a payment of $250,000. The U.S. patent was reissued in August 2003. This reissuance significantly strengthened and reinforced this patent. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments, certain of which were deferred by Mr. Keesmann until after the reissuance of the patent was completed. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. No license agreements have yet been signed that involve the Keesmann patents. This license agreement is currently the subject of litigation as described in greater detail in Item 3 of this Annual Report on Form 10-K/A.

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

Performance Graph

The following graph shows a comparison, since December 31, 2001, of cumulative total return for Nano-Proprietary, the NASDAQ Market Index, and an index for SIC code 8731

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Nano-Proprietary, Inc.	100.00	21.43	354.55	281.82	279.22	181.82
NASDAQ Market Index	100.00	59.21	83.00	106.55	113.95	123.92
Commercial Physical Research (SIC Code 8731)	100.00	69.75	104.88	113.70	116.19	128.12

The performance graph assumes $100 invested on December 31, 2001 in our common stock, the NASDAQ Market Index, and an index based on a basket of stocks composing SIC Code 8731. The total return assumes reinvestment of dividends for the NASDAQ Market Index and the SIC Code Index. The total return is based on historical results and is not intended to indicate future performance.

Cash Dividends

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

As described in Item 3 of this Annual Report on Form 10-K/A, we are the plaintiff in significant litigation against Canon, Inc. We are confident of our position and expect to prevail when the matter goes to trial, which is expected to be in April 2007, although that result cannot be guaranteed. Because of the difficulty in predicting the amount that we will receive as a result of this litigation, we have ignored any positive effect resulting from the resolution of the litigation in the preparation of this discussion and analysis of our financial condition and results of operations.

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

We will incur additional litigation expense in 2007, however the amount can not be predicted with any degree of accuracy. See Item 3 of this Annual Report on Form 10-K/A for the current status of both cases. If the Canon litigation proceeds through trial, we could incur up to $500,000 in additional out of pocket expenses. The amount of expense that we incur in 2007 related to the Keesmann case is subject to a wide range of variability depending on the progress and status of the case. If the case proceeds through trial, we could incur expense in an amount as large as 2006.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.    Segment Information:

The Company’s operations are classified into three principal reportable segments that provide slightly different services.

	ANI	EBT	All Other	Total
2006
Revenue	$1,116,670	$-	$-	$1,116,670
Interest Expense	573	-	31	604
Depreciation and Amortization	46,191	-	2,982	49,173
Research and Development	3,590,148	-	-	3,590,148
Net Loss	(6,108,745)	933,720	(1,418,867)	(6,593,892)
Assets	1,101,205	-	1,592,237	2,693,442
Capital Expenditures	101,932	-	-	101,932

2005
Revenue	$565,660	$-	$-	$565,660
Interest Expense	2,193	-	397	2,590
Depreciation and Amortization	52,242	-	4,018	56,260
Research and Development	2,635,412	-	-	2,525,292
Net Loss	(4,326,457)	(3,734)	(1,488,615)	(5,818,806)
Assets	301,870	-	886,111	1,187,981
Capital Expenditures	13,017	-	3,655	16,672

2004
Revenue	$382,522	$-	$-	$382,522
Interest Expense	3,949	-	635	4,584
Depreciation and Amortization	50,185	-	4,743	54,928
Research and Development	2,737,029	-	-	2,611,583
Net Loss	(4,931,370)	(7,499)	(2,200,240)	(7,139,109)
Assets	310,005	-	834,363	1,144,368
Capital Expenditures	116,613	-	2,374	118,987

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

Douglas P. Baker has been with the Company since June 17, 1996, and has been a Director since May 2006. Mr. Baker is a Certified Public Accountant. and has both a Bachelors in Business Administration and a Masters in Business Administration. Immediately prior to joining Nano-Proprietary, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has prior experience in public accounting and as CFO of a privately held company.

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

Bradford S. Lamb has been a Director of the Company since December 2006, and is currently President of Columbia Power Technologies, a position that he has held since November 2006. Prior to that, from 1993 to 2006, he was President of InteLex Corporation. Prior to InteLex, he spent 10 years with GE Medical systems in various capacities.

Shareholder Director Nominating Procedures

The Company does have a procedure in place for holders of the Company‘s common stock to recommend nominees to the Company’s Board of Directors. These procedures are set forth in Article 9(b) of the Company’s Restated Articles of Incorporation (the “Restated Articles”). A copy of the Company’s Restated Articles is filed as Exhibit 3(I) to this Annual Report on Form 10-K/A. As set forth in Article 9(b) of the Restated Articles, only persons who are nominated in accordance with the procedures set forth in that Article are eligible for election as Directors of the Company. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in Article 9(b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder's notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Company which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person's written consent to being named in the proxy statement as a nominee and to serve as a Director if elected); and (ii) as to the shareholder giving the notice, (1) the name and address, as they appear on the Company’s books, of such shareholder and (2) the class and number of shares of the Company which are beneficially owned by such shareholder. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth in Article 9(b) of the Restated Articles. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed herein, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

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

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2006 Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K/A”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K/A.

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

In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. All options granted under this plan were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  A total of 5,000,000 options were initially authorized under this plan. This plan was amended December 31, 2004 to increase the authorized shares by 3,000,000 to a total of 8,000,000 shares.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Nano-Proprietary’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2006 and 2005 totaled $57,200 and $42,700, respectively.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)	All Financial Statements

The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

(2)	Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits

See accompanying Index to Exhibits on page 69 for a descriptive response to this item. The Company will furnish to any shareholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing any such exhibit.

(b)	Reference is made to Item 15(a)(3) above.

(c)	Reference is made to Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO-PROPRIETARY, INC. By: /s/ Thomas F. Bijou Thomas F. Bijou, Chief Executive Officer July 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas F. Bijou Thomas F. Bijou	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	July 27, 2007
/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Director)	July 27, 2007
Marc W. Eller* Dr. Robert Ronstadt* Bradford S. Lamb* Eddie Lee* Ronald J. Berman* Charles G. Bailey* Dr. Zvi Yaniv*	Directors	July 27, 2007

*By:         //s// Douglas P. Baker
         (Douglas P. Baker,
         Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(i).1*
Restated Articles of Incorporation of Company, as filed March 1, 2006 with the Secretary of State for the State of Texas. (Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed as of March 9, 2007)

3(ii).1*	Amended and Restated Bylaws of the Company. (Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed as of March 9, 2007)
4.1 *	Form of Certificate for shares of the Company’s common stock (Exhibit 4.1 to the Company’s Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
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

10.24*
Asset Purchase Agreement between Novus Communication Technologies, Inc., Novus Displays, LLC, Electronic Billboard Technology, Inc. and Nano-Proprietary, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 22, 2006)

10.25*
Asset Purchase Agreement between Novus Communication Technologies, Inc., Electronic Billboard Technology, Inc. and Nano-Proprietary, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 22, 2006)

11*	Computation of (Loss) per Common Share (Exhibit 11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed as of March 9, 2007)
14*	Nano-Proprietary, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21*	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed as of March 9, 2007)
24*	Powers of Attorney. (Exhibit 24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed as of March 9, 2007)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1	Section 1350 Certificate of Thomas F. Bijou, Chief Executive Officer
32.2	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer