Form 10-Q
period 2007-06-30
NANO PROPRIETARY  INC
filed 2007-07-31
CIK 891417

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2007

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

[ ] Yes [X] No

As of July 24, 2007, the registrant had 107,173,549 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$6,537,478	$2,085,338
Accounts receivable, trade - net of allowance for doubtful accounts	502,291	364,718
Prepaid expenses and other current assets	95,900	79,301

Total current assets	7,135,669	2,529,357

Property and equipment, net	174,877	154,545
Other assets	109,540	9,540
Total assets	$7,420,086	$2,693,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,928,867	$1,562,488
Accrued liabilities	85,786	87,237
Deferred revenue	758,795	401,455

Total current liabilities	2,773,448	2,051,180

Commitments and contingencies	-	-

Total Liabilities	2,773,448	2,051,180

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	-	-
Common stock, $.00l par value, 120,000,000 shares authorized, 107,168,549 and 104,257,607 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	107,169	104,258
Additional paid-in capital	108,717,089	102,139,950
Accumulated deficit	(104,177,620)	(101,601,946)

Total stockholders equity	4,646,638	642,262

Total liabilities and stockholders equity	$7,420,086	$2,693,442

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Government contracts	$559,158	$7,532	$1,076,574	$71,114
Contract research	215,238	60,000	517,449	125,000
Other	141,642	47,477	278,882	81,079
Total Revenues	916,038	115,009	1,872,905	277,193

Research and development	996,211	872,255	2,071,712	1,654,309
Selling, general and administrative expenses	1,201,389	1,730,561	2,440,072	2,907,884

Operating costs and expenses	2,197,600	2,602,816	4,511,784	4,562,193

Gain on sale of intellectual property and other assets	-	(1,100,000)	-	(1,100,000)

Loss from operations	(1,281,562)	(1,387,807)	(2,638,879)	(3,185,000)

Other income (expense), net
Interest Expense	-	(183)	(269)	(296)
Interest Income	51,775	2,407	63,474	5,547

Loss from continuing operations before taxes	(1,229,787)	(1,385,583)	(2,575,674)	(3,179,749)

Provision for taxes	-	-	-	-

Net loss	$(1,229,787)	$(1,385,583)	$(2,575,674)	$(3,179,749)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding

Basic and Diluted	106,608,465	101,511,825	105,455,375	100,265,915

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,575,674)	$(3,179,749)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	23,290	21,206
Stock based compensation expense	282,576	787,866
Issuance of shares to ATI	-	400,000
Changes in assets and liabilities:
Accounts receivable, trade	(137,573)	26,505
Prepaid expenses and other current assets	(116,599)	(71,479)
Accounts payable and accrued liabilities	364,928	1,005,591
Customer deposits and deferred revenue	357,340	-

Total adjustments	773,962	2,169,689

Net cash used in operating activities	(1,801,712)	(1,010,060)

Cash flows from investing activities:
Purchases of fixed assets	(43,622)	(17,629)
Net cash used in investing activities	(43,622)	(17,629)

Cash flows from financing activities:
Repayment of capital leases	-	(4,348)
Proceeds of stock issuance, net of costs	6,297,474	1,500,000

Net cash provided by financing activities	6,297,474	1,495,652

Net increase in cash and cash equivalents	4,452,140	467,963

Cash and cash equivalents, beginning of period	2,085,338	897,247

Cash and cash equivalents, end of period	$6,537,478	$1,365,210

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

    The consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2007 and 2006, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2006, has been derived from the audited consolidated balance sheet as of that date.

    Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission.

    The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

    Cash paid for interest for the six months ended June 30, 2007 and 2006, was $269 and $296, respectively. During the six months ended June 30, 2007 and 2006, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4. During the six months ended June 30, 2006, we also had a non-cash transaction related to the issuance of shares in connection with the acquisition of patent as described in greater detail in Note 3.

3.     Stockholders’ Equity

    During the six months ended June 30, 2007, we issued 2,608,698 restricted shares of common stock and received net proceeds of $6,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. In connection with this offering, we also issued warrants enabling the holders to purchase 1,304,353 shares of our common stock at a price of $2.50 per share through April 2008. We also issued 302,244 shares of common stock and received proceeds of $297,474 in connection with the exercise of stock options during the six months ended June 30, 2007. In the six months ended June 30, 2006, we issued 750,000 restricted shares of common stock and received net proceeds of $1,500,000 in an exempt offering under Regulation D of the Securities Act of 1933.

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

    The Company recorded $282,576 in compensation expense in the six months ended June 30, 2007 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. For options issued in 2007, the same assumptions were used except that risk free interest rates of 4.58% to 4.79% were used and annualized volatility rates ranging from approximately 75% were used.

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

6.     Contingencies

Litigation

    The Company is a defendant in minor lawsuits described in greater detail in its 2006 Annual Report on Form 10-K/A. The Company expects any potential eventual payment to have no material affect on the financial statements.

Canon Litigation

    In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., <> in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture - SED, Inc. - is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In Fall 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

    After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, and leading up to and following the formation by Canon and Toshiba of their joint venture effort, including Canon’s failure to disclose an ongoing relationship with Toshiba and misrepresentations made to us about the joint venture’s structure and operation. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for partial summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement. Canon did not file a motion for summary judgment seeking to dismiss the other claims. In November 2006, the Court denied Canon’s partial motion for summary judgment, describing SED, Inc. as a “corporate fiction designed for the sole purpose of evading Canon’s contractual obligations”.

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

    A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Following the verdict, Canon filed a notice of intent to appeal, and we have done the same. Canon’s appellate brief is due in August 2007, and our initial appellate brief is due in September 2007.

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

    In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007. Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. The next status conference in the case is set for October 2007.

7.     Business Segments

Following is information related to our business segments for the six months ended June 30, 2007 and 2006:

	ANI	EBT	All Other	Total
2007
Revenue	$1,872,905	$-	$-	$1,872,905

Profit (Loss)	(1,929,676)	(1,298)	(644,700)	(2,575,674)

Expenditures for
long-lived assets	43,622	-	-	43,622

2006
Revenue	$277,193	$-	$-	$277,193

Profit (Loss)	(3,233,473)	973,019	(919,295)	(3,179,749)

Expenditures for
long-lived assets	17,629	-	-	17,629

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.     Subsequent Events

          There have been no subsequent events requiring disclosure through July 24, 2007.

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

Six months ended June 30, 2007 and 2006

OVERVIEW

    We are primarily a nanotechnology company engaged in the development of proofs of concepts of products and materials , and the performance of services based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, we expect to incur additional research and development expenses throughout 2007 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

    We expect our present cash balances, which are approximately $6.5 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate for the foreseeable future.  We have a plan to achieve profitability in 2007. There can be no assurance that we will achieve profitability, or even break-even, in the future. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

    We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash, which is approximately $6.5 million as of the date of this filing, when combined with expected revenues, is sufficient to allow us to maintain operations for the foreseeable future. We expect additional revenue producing projects or license agreements to be finalized during 2007. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

    In March 2007, we signed an agreement with Mitsui & Co., Ltd. which gives Mitsui the exclusive right to extend royalty bearing licenses on our behalf to Companies headquartered in Japan. These licenses will allow the use of our carbon cold cathode intellectual property for the manufacture of lighting devices such as backlights for LCDs. This agreement was extended in July 2007.

    During the second quarter ended June 30, 2007, we signed an integrated sensor agreement covering development, technology transfer fees upon completion of the development process, and recurring license revenues once a product is introduced. The development portion of this project will start in the third quarter ended September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

    There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

    Our cash position increased during the period. At June 30, 2007 we had cash and cash equivalents in the amount of $6,537,478 as compared with cash and cash equivalents of $2,085,338 at December 31, 2006. This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

    We had cash flow from financing activities of approximately $6.3 million during the six months ended June 30, 2007 (the “2007 Period”), as compared with cash flow from financing activities of approximately $1.5 million during the six months ended June 30, 2006 (the “2006 Period”). The cash flow in both of these periods resulted from the issuance of common stock. As described in greater detail in the notes to the financial statements, we received net proceeds of $1.5 million from the issuance of common stock related to private placements during the 2006 Period and $6.0 million from private placements during the 2007 Period. The remaining proceeds of approximately $300,000 from stock issuance during the 2007 Period resulted from the exercise of stock options.

Our cash used in operating activities increased from approximately $1.0 million in the 2006 Period to approximately $1.8 million in the 2007 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section, as well as the working capital provided by increased balances in accounts payable in 2006. The biggest single difference is the $1.5 million received in the 2006 Period as a result of the sale of intellectual property. A significant factor in the increased balance in accounts payable in both periods is the payment arrangement that we have with our attorneys related to the Keesman litigation. This is discussed in more detail below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2007 as a result of increasing revenues, while expenses remain relatively constant or decrease.

    Cash used in investing activities in both periods was insignificant and we expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2006.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

    The principal source of our liquidity has been funds received from exempt offerings of common stock. Given our current cash balance, which is approximately $6.5 million, it is unlikely that we will need additional funds, however in the event that we do, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

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

RESULTS OF OPERATIONS

    Our net loss for the second quarter ended June 30, 2007 was $1,229,787 as compared with the loss of $1,385,583 for the same period last year. Our net loss of $2,575,674 for the six months ended June 30, 2007 was lower than the loss of $3,179,749 for the six months ended June 30, 2006. This decreased loss was the result of reasons set forth below. We expect our quarterly loss to be reduced in the third and fourth quarters of 2007.

    Our revenues for the quarter ended June 30, 2007 totaled $916,038 compared to $115,009 for the same quarter of 2006. For the six-month period ended June 30, 2007 (the “2007 Period”), our revenues were $1,872,905 as compared with $277,193 for the six-month period ended June 30, 2006 (the “2006 Period”), a substantial increase. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in the 2007 Period came from government contracts, whereas the majority of revenues in the 2006 Period came from private sources, however revenues increased substantially in all categories.

    We have a revenue backlog of approximately $2.1 million as of the date of this filing, and we expect our revenue to remain at or above current levels in future quarters as a result of this backlog. We had a total revenue backlog of approximately $2.9 million as of June 30, 2006. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues.

    We incurred research and development expenses of $2,071,712 in the 2007 Period, which was higher than the amount of $1,654,309 incurred in the 2006 Period. This reflects a general increase in the level of our activity and the costs associated with the new revenue producing projects. We expect research and development expenditures to continue to gradually increase for the remainder of the year as additional new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

    Our selling, general, and administrative expenses were $2,440,072 for the 2007 Period, compared with $2,907,884 for the 2006 Period - a decrease of approximately $500,000. A significant portion of our selling, general, and administrative expenses in both periods related to litigation. We had litigation related expenses of approximately $900,000 in the 2007 Period and approximately $750,000 in the 2006 Period. The majority of the litigation expense in the 2007 Period related to the Canon litigation and expenses associated with the trial. The majority of the litigation expense in the 2006 Period related to the Keesmann litigation and activity associated with the initial lawsuit and discovery. We have a modified fee arrangement with our attorneys related to the Keesmann litigation, whereby the fees are not payable until the earlier of November 2007, or coincident with certain revenue producing events. We expect litigation expenses to decline from current levels in the third and fourth quarters of 2007 as a result of the completion of the Canon trial and a relatively low level of expected activity in the Keesmann litigation.

    Offsetting this increase in litigation expense were reductions in other areas. Our stock based compensation expense decreased from approximately $640,000 in the 2006 Period to approximately $215,000 in the 2007 Period as a result of a combination of factors including fewer options granted, forfeiture of partially vested options, and options granted at lower stock prices, which results in a lower value for the options. In addition, our payroll and related expenses decreased from approximately $900,000 in the 2006 Period to approximately $550,000 in the 2007 Period as a result of fewer administrative employees and other reduced costs. We would expect our selling, general and administrative expenses to be lower in the third and fourth quarters of 2007 than in the first two quarters of 2007 as a result of the expected decrease in litigation expenses discussed in the preceding paragraph.

    We had a gain of $1.1 million in the 2006 Period as a result of the sale of the intellectual property of our Electronic Billboard Technology, Inc. subsidiary. We received total cash proceeds of $1.5 million in the transaction, but that was partially offset by $400,000 of costs related to a portion of the intellectual property sold. One of the patents sold by EBT was assigned to us by Advanced Technology Incubator, Inc, a Company owned by our Chief Operating Officer, Dr. Zvi Yaniv. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. We had no such gain in the 2007 Period.

    Our interest income is insignificant, but increased substantially during the 2007 Period. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. The increase is a result of the increase in funds available for investment generated by the of the private placement that we completed in April 2007. We would expect our interest income to remain at current levels for the remainder of the year. Our interest expense was insignificant in both periods and is expected to remain so for the balance of the year.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Canon Litigation

    In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., <> in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture - SED, Inc. - is not a licensed party under that agreement. The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In Fall 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted. The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing. Our tortious interference and Lanham Act claims were dismissed, without prejudice.

    After initial discovery, in April 2006, we amended the complaint to drop one count related to the definition of excluded products in the 1999 license, and add two counts for fraudulent inducement and fraudulent non-disclosure related to events and representations made during our negotiations on the license, and leading up to and following the formation by Canon and Toshiba of their joint venture effort, including Canon’s failure to disclose an ongoing relationship with Toshiba and misrepresentations made to us about the joint venture’s structure and operation. Canon moved to dismiss the fraud claims, and the Court denied Canon’s motion in May 2006. The suit proceeded under the amended complaint. Discovery was completed in August 2006. Upon completion of discovery, Canon filed a motion for summary judgment seeking to dismiss the claim that SED is not a licensed party under the agreement. Canon did not file a motion for summary judgment seeking to dismiss either of the fraud claims or the breach of covenant of good faith and fair dealing. In November 2006, the Court denied Canon’s partial motion for summary judgment, describing SED, Inc. as a “corporate fiction designed for the sole purpose of evading Canon’s contractual obligations”.

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

    A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Following the verdict, Canon filed a notice of intent to appeal, and we have done the same. Canon’s appellate brief is due in August 2007, and our initial appellate brief is due in September 2007.

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

    In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007. Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. The next status conference in the case is set for October 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    From April 1, 2007 through June 30, 2007, we issued 2,608,698 restricted shares of common stock and received net proceeds of $6,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. In connection with this offering, we also issued warrants enabling the holders to purchase 1,304,353 shares of our common stock at a price of $2.50 per share through April 2008. We filed a registration statement in June 2007 to register these shares and related warrants, as well as other previously issued shares.

ITEM 6.    EXHIBITS

    Exhibits: See Index to Exhibits on page 18 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: July 27, 2007	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2007	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker