Form 10-Q
period 2007-09-30
NANO PROPRIETARY  INC
filed 2007-10-31
CIK 891417

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☑    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As of October 30, 2007, the registrant had 107,173,549 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$5,651,932	$2,085,338
Accounts receivable, trade – net of allowance for doubtful accounts	511,921	364,718
Prepaid expenses and other current assets	140,346	79,301

Total current assets	6,304,199	2,529,357

Property and equipment, net	174,621	154,545
Other assets	109,540	9,540
Total assets	$6,588,360	$2,693,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,959,457	$1,562,488
Accrued liabilities	88,762	87,237
Deferred revenue	724,329	401,455

Total current liabilities	2,772,458	2,051,180

Commitments and contingencies	–	–

Total Liabilities	2,772,458	2,051,180

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,173,549 and 104,257,607 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	107,174	104,258
Additional paid-in capital	108,646,258	102,139,950
Accumulated deficit	(104,937,530)	(101,601,946)

Total stockholders equity	3,815,902	642,262

Total liabilities and stockholders equity	$6,588,360	$2,693,442

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Government contracts	$664,541	$109,182	$1,741,115	$180,296
Contract research	203,708	60,000	721,157	185,000
Other	181,500	44,659	460,382	125,738
Total Revenues	1,049,749	213,841	2,922,654	491,034

Research and development	1,136,220	962,458	3,207,932	2,616,767
Selling, general and administrative expenses	704,222	1,184,579	3,144,294	4,092,463

Operating costs and expenses	1,840,442	2,147,037	6,352,226	6,709,230

Gain on sale of intellectual property and other assets	–	–	–	(1,100,000)

Loss from operations	(790,693)	(1,933,196)	(3,429,572)	(5,118,196)

Other income (expense), net
Interest Expense	(80)	(222)	(349)	(518)
Interest Income	30,863	2,380	94,337	7,927

Loss from continuing operations before taxes	(759,910)	(1,931,038)	(3,335,584)	(5,110,787)

Provision for taxes	–	–	–	–

Net loss	$(759,910)	$(1,931,038)	$(3,335,584)	$(5,110,787)

Loss per share

Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding

Basic and Diluted	107,173,060	101,862,093	106,034,229	100,469,473

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,335,584)	$(5,110,787)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	31,394	32,030
Stock based compensation expense	204,800	648,901
Issuance of shares to ATI	–	400,000
Changes in assets and liabilities:
Accounts receivable, trade	(147,203)	(93,645)
Prepaid expenses and other current assets	(161,045)	(14,507)
Accounts payable and accrued liabilities	398,494	1,551,906
Customer deposits and deferred revenue	322,784	284,832

Total adjustments	649,224	2,809,517

Net cash used in operating activities	(2,686,360)	(2,301,270)

Cash flows from investing activities:
Purchases of fixed assets	(51,470)	(65,082)
Net cash used in investing activities	(51,470)	(65,082)

Cash flows from financing activities:
Repayment of capital leases	–	(4,348)
Proceeds of stock issuance, net of costs	6,304,424	2,100,641

Net cash provided by financing activities	6,304,424	2,096,293

Net increase in cash and cash equivalents	3,566,594	(270,059)

Cash and cash equivalents, beginning of period	2,085,338	897,247

Cash and cash equivalents, end of period	$5,651,932	$627,188

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2007 and 2006, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2006, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2007 and 2006, was $349 and $518, respectively. During the nine months ended September 30, 2007 and 2006, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4. During the nine months ended September 30, 2006, we also had a non-cash transaction related to the issuance of shares in connection with the acquisition of patent as described in greater detail in Note 3.

3.    Stockholders’ Equity

During the nine months ended September 30, 2007, we issued 2,608,698 restricted shares of common stock and received net proceeds of $6,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. In connection with this offering, we also issued warrants enabling the holders to purchase 1,304,353 shares of our common stock at a price of $2.50 per share through April 2008. We also issued 307,244 shares of common stock and received proceeds of $304,424 in connection with the exercise of stock options during the nine months ended September 30, 2007.  In the nine months ended September 30, 2006, we issued 1,250,000 restricted shares of common stock and received net proceeds of $2,074,000 in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, we also issued 54,383 shares of common stock and received proceeds of $26,641 in connection with the exercise of stock options.

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

The Company recorded $204,800 in compensation expense in the nine months ended September 30, 2007 related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. For options issued in 2007, the same assumptions were used except that risk free interest rates of 4.58% to 4.79% were used and annualized volatility rates ranging from approximately 75% to 90% were used.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    Share-Based Payments (continued)

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

6.    Contingencies

Litigation

In addition to the two cases described below, the Company is a defendant in minor lawsuits described in greater detail in its 2006 Annual Report on Form 10-K/A. The Company expects any potential eventual payment to have no material affect on the financial statements.

Canon Litigation

In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture – SED, Inc. – is not a licensed party under that agreement.  The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In Fall 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted.  The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing.  Our tortious interference and Lanham Act claims were dismissed, without prejudice.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    Contingencies (cont.)

In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which is purportedly owned 100% by Canon but which still involves numerous reciprocal agreements with Toshiba, will be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the Court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007, the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006, to be valid.

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Following the verdict, Canon filed a notice of intent to appeal, and we have done the same. Canon’s appellate brief was filed in August 2007, and our appellate brief was filed in October 2007.

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

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007.  Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. The next status conference in the case is set for December 2007.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     Business Segments

Following is information related to our business segments for the nine months ended September 30, 2007 and 2006:

	ANI	EBT	All Other	Total
2007
Revenue	$2,922,654	$-	$-	$2,922,654

Profit (Loss)	(2,365,586)	(1,298)	(968,700)	(3,335,584)

Expenditures for
long-lived assets	51,470	-	-	51,470

2006
Revenue	$491,034	$-	$-	$491,034

Profit (Loss)	(4,902,384)	933,720	(1,142,123)	(5,110,787)

Expenditures for
long-lived assets	65,082	-	-	65,082

8.    Subsequent Events

There have been no subsequent events requiring disclosure through October 25, 2007.

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

Nine months ended September 30, 2007 and 2006

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

OUTLOOK

We expect our present cash balances, which are approximately $5.5 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate for the foreseeable future.  We have a plan to achieve profitability in 2007, however that plan is now dependent a significant event, such as settlement of existing litigation of signing of a license agreement with a significant up-front payment. At the present time, profitability for 2007 is not considered probable. There can be no assurance that we will achieve profitability, or even break-even, in the future. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash, which is approximately $5.5 million as of the date of this filing, when combined with expected revenues, is sufficient to allow us to maintain operations for the foreseeable future. We expect additional revenue producing projects or license agreements to be finalized during 2007. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

In March 2007, we signed an agreement with Mitsui & Co., Ltd. which gives Mitsui the exclusive right to extend royalty bearing licenses on our behalf, to companies headquartered in Japan. These licenses will allow the use of our carbon cold cathode intellectual property for the manufacture of lighting devices such as backlights for LCDs. This agreement was extended in July 2007.

During the quarter ended June 30, 2007, we signed an integrated sensor agreement covering development, technology transfer fees upon completion of the development process, and recurring license revenues once a product is introduced. The development portion of this project started in the quarter ended September 30, 2007 and is expected to be completed by the end of 2007.

We received two new Phase II SBIR contracts during the quarter ended September 30, 2007. The first contract in the amount of $749,947 was received in August from the Homeland Security Advanced Research Project Agency (HSARPA) and was for the continued development of a “Dual Sensor Module for Human Detection.” The second contract, received in September, in the amount of $996,973 was also from HSARPA and was for the continued development of a “Carbon Nanotube (CNT)-Based Gas Ionizer to Replace Radioactive Sources.”

In September 2007, as a result of our successful phase I project with a leading chemical company based in Japan, we entered into a phase II project with the same company.  The contract is for the development of conductive inks and will result in a minimum of $635,000 in revenues over the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased during the nine-month period. At September 30, 2007 we had cash and cash equivalents in the amount of $5,651,932 as compared with cash and cash equivalents of $2,085,338 at December 31, 2006.  This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operating activities.

We had cash flow from financing activities of approximately $6.3 million during the nine months ended September 30, 2007 (the “2007 Period”), as compared with cash flow from financing activities of approximately $2.1 million during the nine months ended September 30, 2006 (the “2006 Period”). The cash flow in both of these periods resulted from the issuance of common stock. As described in greater detail in the notes to the financial statements, we received net proceeds of $2.1 million from the issuance of common stock related to private placements during the 2006 Period and $6.0 million from private placements during the 2007 Period. The remaining proceeds of approximately $300,000 from stock issuance during the 2007 Period resulted from the exercise of stock options.

Our cash used in operating activities increased from approximately $2.3 million in the 2006 Period to approximately $2.7 million in the 2007 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. A portion of these positive factors in 2007 were offset by the cash provided by the increase in accounts payable during the 2006 Period. A significant factor in the increased balance in accounts payable in both periods is the payment arrangement that we have with our attorneys related to the Keesman litigation. This is discussed in more detail below in the “Results of Operations” section. We would expect our cash used in operating activities to decrease in future quarters in 2007 as a result of increasing revenues, while expenses remain relatively constant.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Cash used in investing activities in both periods was insignificant and we expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2007.

The principal source of our liquidity has been funds received from exempt offerings of common stock. Given our current cash balance, which is approximately $5.5 million, it is unlikely that we will need additional funds, however in the event that we do, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development ("R&D"), however we intend to seek funding, in the form of research contracts, to offset as many of these expenses as possible. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2008. While we would likely receive initial license payments, ongoing royalty streams related to those licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2008 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future. Profitability or break-even in 2007 is now dependent upon signing a license agreement with a significant up-front payment or the settlement of existing litigation.

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

RESULTS OF OPERATIONS

Our net loss for the third quarter ended September 30, 2007 of $759,910 was reduced from the loss of $1,931,038 for the same period last year. Our net loss of $3,335,584 for the nine months ended September 30, 2007 was also substantially lower than the loss of $5,110,787 for the nine months ended September 30, 2006. This decreased loss was the result of reasons set forth below. Absent a significant positive event, we expect our loss in the fourth quarter of 2007 to be similar to or less than that of the third quarter. In order to achieve break-even or profitability for the fourth quarter, we would need to sign a license agreement with a significant up-front payment or receive proceeds from the settlement of existing litigation.

Our revenues for the quarter ended September 30, 2007 totaled $1,049,749 compared to $213,841 for the same quarter in 2006. For the nine-month period ended September 30, 2007, our revenues were $2,922,654 as compared with $491,034 for the 2006 Period, a substantial increase. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in the 2007 Period came from government contracts, whereas the revenues in the 2006 Period came from a mixture of government, private, and other sources; however revenues increased substantially in all categories.

We have a revenue backlog of approximately $3.4 million as of September 30, 2007, up slightly from our backlog of $3.3 million as of September 30, 2006. We expect our backlog to increase significantly by December 31, 2007. Our ability to perform continued research, or fulfill our existing backlog, should not require significant additional personnel; however, if our backlog increases as expected, we will likely hire additional research personnel. We expect our revenue to continue to increase in future quarters as our backlog continues to grow.

We incurred research and development expenses of $3,207,932 in the 2007 Period, which was higher than the amount of $2,616,767 incurred in the 2006 Period. This reflects a general increase in the level of our activity and the costs associated with the new revenue producing projects. We expect research and development expenditures to continue to gradually increase for the remainder of the year as additional new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our selling, general, and administrative expenses were $3,144,294 for the 2007 Period, compared with $4,092,463 for the 2006 Period – a decrease of approximately $1.0 million. A significant portion of our selling, general, and administrative expenses in both periods related to litigation. We had litigation related expenses of approximately $1.0 million in the 2007 Period and approximately $1.55 million in the 2006 Period. The majority of the litigation expense in the 2007 Period related to the Canon litigation and expenses associated with the trial. The majority of the litigation expense in the 2006 Period related to the Keesmann litigation and activity associated with the initial lawsuit and discovery. We expect litigation expenses to be low in the fourth quarter of 2007 as a result of the completion of the Canon trial and a relatively low level of expected activity in the Keesmann litigation. We have a modified fee arrangement with our attorneys related to the Keesmann litigation, whereby the cumulative fees on the case are not payable until November 2007. The amount payable in November 2007 is slightly less than $1.4 million. We have the funds set aside for this payment and will continue to have a strong cash position after the payment is made.

In addition to this decrease in litigation expense, there were reductions in other areas. Our stock based compensation expense decreased from approximately $350,000 in the 2006 Period to approximately $100,000 in the 2007 Period as a result of a combination of factors including fewer options granted, forfeiture of partially vested options, changes in assumptions related to unvested options, and options granted at lower stock prices, which results in a lower value for the options. In addition, our payroll and related expenses decreased from approximately $1.0 million in the 2006 Period to approximately $900,000 in the 2007 Period as a result of fewer administrative employees and other reduced costs. We would expect our selling, general and administrative expenses in the  fourth quarter of 2007 to be equal to or lower than that of the third quarter of 2007.

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

Our interest income is insignificant, but increased substantially during the 2007 Period. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. The increase is a result of the increase in funds available for investment generated by the private placement that we completed in April 2007. We would expect our interest income to remain at current levels for the remainder of the year. Our interest expense was insignificant in both periods and is expected to remain so for the balance of the year.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Canon Litigation

In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We assert that the Canon/Toshiba joint-venture – SED, Inc. – is not a licensed party under that agreement.  The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In Fall 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted.  The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing.  Our tortious interference and Lanham Act claims were dismissed, without prejudice.

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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Following the verdict, Canon filed a notice of intent to appeal, and we have done the same. Canon’s appellate brief was filed in August 2007, and our initial appellate brief was filed in October 2007.

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

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007.  Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. The next status conference in the case is set for December 2007.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On September 11, 2007 the Company held its 2007 Annual Meeting of Shareholders. The following items were presented to a vote of the holders (the “Shareholders”) of the Company’s issued and outstanding Common Stock:

(1)	Election of Directors.

(2)	To approve a proposal to amend the Company’s Amended and Restated Articles of Incorporation to eliminate the classification of the Board of Directors.

(3)	To approve a proposal to amend the Company’s Amended and Restated Bylaws to eliminate the classification of the Board of Directors.

(4)	To approve a proposal to amend the Company’s Amended and Restated 2002 Equity Compensation Plan to increase the number of shares authorized by such plan by 2,000,000 shares to 10,000,000, shares.

(5)	To ratify the appointment of Sprouse & Anderson, LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2007.

The number of votes cast for each of the above is summarized in the table below. All numbers in the table below represent shares of Common Stock or the voting equivalent thereof:

Item Submitted to Shareholders	For	Against	Abstain	Non-Votes	Total

(1) Election of Directors
Election of Bradford S. Lamb	91,232,770	589,630	0	0	91,832,360
Election of Howard Westerman	91,247,170	585,190	0	0	91,832,360
Election of Douglas P. Baker	91,239,780	592,580	0	0	91,832,360
Election of Dr. Robert Ronstadt	91,270,370	561,990	0	0	91,832,360
Election of Dr. Zvi Yaniv	91,248,645	583,715	0	0	91,832,360
Election of Dr. Tracy Bramlett	91,253,830	578,530	0	0	91,832,360
Election of Ronald J. Berman	91,161,055	671,305	0	0	91,832,360
Election of Patrick V. Stark	91,265,970	566,390	0	0	91,832,360
Election of Thomas F. Bijou	91,237,205	595,155	0	0	91,832,360
(2) Approval of Elimination of
Classified Board of Directors	89,985,687	1,564,375	282,296	0	91,832,360
(3) Approval of Elimination of
Classified Board of Directors	90,009,127	1,557,174	266,058	0	91,832,360
(2) Approval of Amended 2002
Equity Compensation Plan	29,136,581	4,649,743	771,556	57,274,480	91,832,360
(3) Ratification of Sprouse & Anderson,
LLP as auditors	91,314,967	371,253	146,138	0	91,832,360

ITEM 6.     EXHIBITS

       Exhibits: See Index to Exhibits on page 18 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: October 30, 2007	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2007	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker