Form 10-K
period 2007-12-31
NANO PROPRIETARY INC
filed 2008-02-26
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007; or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO-PROPRIETARY, INC.
(Exact name of registrant as specified in its charter)
TEXAS	76-0273345
(State of Incorporation)	(IRS Employer Identification Number)

3006 Longhorn Boulevard, Suite 107, Austin, Texas 78758
(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (512) 339-5020

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer  ☐    Accelerated Filer  ☑

Non-accelerated Filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 29, 2007 of $1.22, was approximately $130 million. As of February 18, 2008, the registrant had 107,173,549 shares of Common Stock issued and outstanding.

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

PART I.

When used in this document, the words “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Important Information Concerning Forward-Looking Statements” included at the beginning of this report and “Risk Factors” beginning on page 11 of this report.

Item 1.  Business.

DESCRIPTION OF BUSINESS

General

We are a nanotechnology company engaged in research based primarily on unique applications of carbon nanotube technology. Our research is based on intellectual property and expertise that we have developed over the past 20 years. As part of our research we perform services for others and develop products and materials based on this intellectual property. Our ultimate goal is to generate sustainable recurring revenues by licensing our technology to others.

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

While focusing primarily on FED technology, in the past several years we have performed research in many other areas. Much of this research was an outgrowth of our work in the FED area. This research was either related to other display technologies, used processes learned while we were working with FED technology, used raw materials used in our FED research, or capitalized on other unique capabilities within our organization. As a result we have developed significant intellectual property in other areas beyond that solely related to the FED technology. At present, we have over 300 total U.S. and foreign patents, including 131 issued, 190 pending, and 3 allowed.

Business Model

We are first and foremost a research and development company. We have an extensive portfolio of intellectual property that we have developed throughout the last 20 years, and we intend to develop a portfolio of recurring revenue streams by licensing our intellectual property to others.

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

Research and Development

As a result of our focus on developing and protecting our intellectual property, we spend significant amounts on research and development. We spent $4,526,166, $3,590,148, and $2,635,412 on research and development in the years ended December 31, 2007, 2006, and 2005, respectively. This represents approximately 54%, 41%, and 41% of our total operating costs and expenses in each of those years. We expect to continue to invest heavily in research and development, and we expect our research and development costs for 2008 to be approximately 56% of our operating costs.

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

Following is a summary of revenues, net loss from continuing operations, and total assets for each segment for each of the last three years.

	2007	2006	2005
Revenues
ANI	$3,989,803	$1,116,670	$565,660
EBT	$—	$—	$—
Other	$—	$—	$—
Total Revenues	$3,989,803	$1,116,670	$565,660

Net income (loss) from continuing operations
ANI	$(3,212,051)	$(6,108,745)	$(4,326,467)
EBT	$(1,298)	$933,720	$(3,734)
Other	$(1,043,542)	$(1,418,867)	$(1,488,615)
Total	$(4,256,891)	$(6,593,892)	$(5,818,816)
Assets
ANI	$778,863	$1,101,205	$301,870
EBT	$—	$—	$—
Other	$2,965,995	$1,592,237	$886,111
Total	$3,744,858	$2,693,442	$1,187,981

Applied Nanotech, Inc.

Overall

We are a nanotechnology company focusing our efforts on research, development of proof of concepts for proposed products, and licensing our technology to others. We are developing world-class technologies that generally fall under one of four technology platforms. These platforms are:

•	Electron emission activities, primarily in the display area
•	Sensor technology
•	Nanoelectronic applications
•	Functional nanomaterials
•	Nanoecology

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

Electron Emission Activities

Our main focus for virtually the entire life of Nano-Proprietary has been on electron emission activities. We have performed extensive research and accumulated significant intellectual property in this area.  From inception until recent years, the bulk of that activity has centered on Field Emission Display (“FED”) technology. Field emission display is a next generation display technology that is ideally suited for use in large flat screen televisions, with “large” being defined as 50-inch diagonal or greater and discussed in greater detail below. While  we have always worked, at least peripherally with non-display related emission activities, recently we have observed an increase in activities in this field and as a result we are focusing more of our research on non-display activities. We have developed a broad patent portfolio covering numerous aspects of emission activities, with the majority involving carbon. Our most significant patent in this area is U.S. Patent 5869922, a patent we refer to as the Raman Spectrum Patent. This basic patent covers field emission devices using various forms of carbon; including carbon nanotubes (CNT)s, carbon films, and other forms of carbon that fall within a particular range on the Ultraviolet Raman band. Basic patents are fundamental and have broad applicability. This patent has wide geographic coverage, having been issued in the U.S., China, South Korea and has been validated in several European countries. The patent application is also pending in Japan.

These electron emission activities can be divided into display activities and non-display activities. The display applications represent potentially huge markets for the use of our technology. The display industry is, in general, dominated by large multinational corporations primarily based in Asia and participation in manufacturing products for the display market involves significant capital investments. Our intellectual property in this area is well developed, and we believe that any manufacturer that develops a product based on electron emission activities involving carbon will require a license to our technology; however, any products using this technology are still at present, next generation products. We believe that the successful introduction of any display products using this technology will likely involve the participation of an existing display manufacturer or component suppliers. These manufacturers and suppliers in general have a variety of interests, and the introduction of new display products may impact other areas of their business, which may impact the timing and introduction of new products.

There is also a wide array of non-display related electron emission applications. These potential applications are spread among a much larger group of potential licensees, and the markets generally  are not as large as the display markets, although the markets are still very significant and would generate substantial royalties if products are introduced. As discussed further below, we have performed research related to lighting applications, ion sources, traveling wave tubes, and are exploring other applications. We believe these applications may have the capability of generating license revenues sooner than many display applications, may be easier to integrate into existing products, and may be in wide use sooner than many display applications. While the breadth (number of patents) of our display related emission activity patents is currently greater than for non-display patents, our basic Raman patent is expected to cover all emission activities. In addition we are continually generating new intellectual property as we work in these areas.

Display Applications

Large area CNT  flat screen color field emission displays. TVs using FED technology are intended to compete with and improve on the plasma, projection, LCD, and CRT displays currently available in the large screen TV market. Because of cost advantages, carbon nanotubes are currently the preferred method in the display industry for construction of large area flat screen color TVs using FED technology. Although, as discussed below some companies are still working with other forms of carbon emission. Companies including Samsung, DuPont, Noritake, Motorola, and others have made public announcements related to the development of large area carbon nanotube based field emission displays, or manufacturing processes for such displays. To the extent that these companies, or any other companies, bring a TV to market using carbon nanotube based field emission display technology, we believe that they would be required to license one or more of our patents.

We have also developed our own proofs of concepts of carbon nanotube based field emission display TVs, including a 14-inch monochrome, 14-inch color, and 25-inch color displays. The 25-inch color proof of concept was built in conjunction with a consortium of Japanese component manufactures with the goal of attracting a manufacturer. In 2006 we signed a letter of intent with Da Ling Co. Ltd, a corporation based in Taiwan, to enter into an agreement to form a joint venture funded by Da Ling to construct and operate a pilot line for a carbon nanotube television using our technology and processes. No final agreement was ever reached and Da Ling ultimately made the decision to not commit the resources necessary for a pilot line.

Large area surface conduction color field emission displays. Canon, Inc. and Toshiba also have jointly developed a large area flat screen color TV based on our FED technology, using a technology that they call SED, which they have indicated does not use the emission from carbon nanotubes. Canon and Toshiba formed a joint venture in 2004 to manufacture components for this TV, have constructed a manufacturing line, and demonstrated their product on many occasions, but as yet neither has introduced a product. Toshiba has never had a license to any of our technology. Canon originally had a non-exclusive license with us, signed in 1999, which covered substantially all of our field emission patents, but excluded specific applications for those field emission display patents. Canon lost that license in 2006 as a result of a material breach of the license agreement and now does not have a license to any of our technology. After termination of the license, Canon bought out Toshiba’s interest in the joint venture. We are currently in litigation with Canon, as described in greater detail in Item 3 of this report; however, Canon has appealed the termination of its license.

Backlights for displays. Our carbon nanotube technology is ideally suited to be used as a backlight for other types of displays, such as LCDs. Use of CNTs in backlights would improve the luminous efficiency at lower power levels and eliminate the use of mercury and its related negative environmental impacts. We have developed a proof of concept using our proprietary functionalized CNTs as a backlight for an LCD, and we expect to continue performing significant research in this area in 2008. Many other companies have also performed research in this area. We believe that successful development of a backlight device using carbon nanotubes by anyone will require a license to our intellectual property and that such a product would be applicable to the entire LCD market - not just large screen displays.  We are currently working with Mitsui & Co., Ltd., a large corporate conglomerate headquartered in Japan, to extend licenses in this area.

PETS for medium resolution large area electronic billboards- The PET, or Picture Element Tube, is a basic display device that could be used in many applications in addition to electronic billboards. The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. We licensed a previous version of field emission display technology that is not based on carbon nanotubes to a large Japanese display manufacturer. This license calls for royalties of 2% of the licensee’s sales of products using our technology, once its sales exceed $100 million. The licensee has not yet introduced a product using this technology.

Non-Display Applications

Traveling wave tubes – Traveling wave tubes (“TWT”) are key components for generating high frequency and high power for communications, radar, and other electronic equipment. Almost all current TWTs use thermal cathodes that require heating to generate the high current density beam required for effective and efficient TWT operation. A cold cathode using carbon nanotubes as the electron source has the potential to improve the operating life of the cathode and the efficiency of the TWT. We currently have a Phase II grant from the Air Force, in conjunction with our development partner, Northrop Grumman, to further develop this application.

Non-radioactive sources. We are also working with the electron emission from carbon nanotubes to replace radioactive sources in commercial applications. We are currently working with Sionex Corporation, under a U.S. Department of Homeland Security grant, to replace the ion source in a specific ion detection device manufactured by Sionex. We consider the use of carbon nanotubes in replacing radiological sources to be an extremely promising area of research.

Neutron and gamma-ray sources. Near the end of 2007 we were informed by the Department of Homeland Security that it would support a research program in the form of an SBIR Phase I related to the utilization of CNTs for neutron and gamma-ray radiation sources. This type of radiation is needed today for the detection of “special nuclear materials” that are of high interest to Homeland Security authorities. We consider this another extremely promising area of research.

Lighting Devices. We have done work in the area of specialty lighting devices using carbon nanotubes. In particular we have worked with and have a license agreement with Shimane Masuda Electronics, Co., Ltd. (“SME”). In 2005, SME established a pilot line for the development and production of carbon nanotube electron emission based lighting devices and in 2006 signed a license agreement for a portion of our technology. This license agreement limits SME to manufacturing in Japan and sales in Asia. We received a payment of approximately $84,000 at the time the license was signed, and we will receive an additional approximately $125,000, if and when SME goes into production and begins shipping products. We will also receive a royalty of 5% based on SME’s sales of products using the licensed technology. We are also working with Mitsui & Co., Ltd., to extend additional licenses for this technology in Asia.

Key Intellectual Property

In addition to the previously mentioned Raman Spectrum Patent (U.S. Patent 5869922) which is a basic patent covering emissions from a wide range of carbon forms, we have an extensive portfolio of other patents in the area. We also licensed 6 patents from Till Keesmann in 2000, and we have an exclusive agreement to license these patents to others. This agreement is described in greater detail in the Technology Agreements section below. These patents are also basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (No. RE38,223 E) was reissued in August 2003. This reissuance significantly strengthened and reinforced the basic nature of this patent. It is our belief that any company using carbon nanotubes in the U.S. or in certain western European countries in an emission mode, regardless of application, will be required to license this, as well as our patents.. No companies have yet licensed the Keesmann patents from us, nor have they obtained the right to use these patents. While this patent is more limited in scope and geography that our basic Raman Spectrum Patent, we believe this to be a valuable patent and a nice compliment to our core patent portfolio. As discussed in Item 3 to this Annual Report on Form 10-K, the Keesmann agreement is currently the subject of litigation.

Competition. Because of the strength of our intellectual property in the electron emission area, our competition comes from other technologies, rather than from other companies. We believe that any company developing a carbon nanotube-based FED large area flat screen color TV will be required to license our patents. There are other companies attempting to develop non-carbon nanotube based field emission display technologies. It is our opinion that these technologies will not be as cost efficient or demonstrate as high a level of brightness as the field emission technology using forms of carbon, whether carbon nanotube based or other carbon based methods such as the SED. However, even companies developing these non-carbon based field emission displays may be required to license other portions of our patent portfolio in order to bring a product to market.

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

Hydrogen sensors. These sensors are initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. We are currently working with a large manufacturer of instruments, controls, and monitoring systems used in the power transmission industry, and we have an all encompassing agreement covering development, technology transfer, and licensing with this partner. We expect this partner will introduce a product using our sensor in 2008 and that it will begin generating royalties for us.

Carbon Monoxide Sensors. We have developed a low-power carbon monoxide sensor that can last for 10,000 hours on a single battery. The sensor will be specific to carbon monoxide with no cross sensitivity to other gases and elements and is also easily portable and highly sensitive. We are working on a Phase II project for the U.S. Air Force for this carbon monoxide sensor. When completed, we plan to commercialize the sensor to be able to license the technology for both commercial and government purposes.

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

Nanoelectronics Applications

We are working in several other areas that have grown out of our basic work in the electron emission area. These technologies are related to previously discussed applications in that they use common materials, such as carbon nanotubes, use similar processes, capitalize on knowledge that we have gained in our research in other areas, or take advantage of unique capabilities of our technical staff. One such important area is conductive inks.

Conductive Inks.

As a result of the move towards flexible electronics, soldering processes are slowly disappearing and new processes that are digital in nature, allowing a move directly from design to the production line, are needed. One of those areas that we have chosen to focus on is conductive inks. Nanotechnology will play an important role in this process because only nanoparticles are capable of producing inks that are compatible with the nozzles used in digital printing.

To facilitate our development of conductive inks, we entered into a research and development agreement in 2006 with a leading industrial chemical products company headquartered in Japan to develop conductive inks that can be deposited using an additive process such as ink-jet printing or screen printing. The target market for these technical inks includes printed circuit boards, flexible electronics and displays, communications instrumentation, and RFIDs. This first phase of the project started in late 2006, lasted one year and generated $500,000 in revenue for us. Upon successful completion of the first phase, we began a second phase with the same company that will also last approximately one year and generate a minimum of $635,000 in revenue.

We chose to start this project by focusing on nanocopper inks using copper nanoparticles because of copper’s superior electrical conductivity properties and because it is the material of choice in the printed circuit board industry. We have been able to achieve electrical conductivity properties similar to that of bulk copper with these inks. We are optimistic that completion of this second phase of this project will lead to a license agreement.

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

Large Sporting Goods Manufacturer. In September 2005, we signed a development contract with a large sporting goods manufacturer to develop nanocomposites to be used in the manufacturer’s sporting equipment. The goal of the project, which involved three separate areas, was to improve the existing base materials currently used by the manufacturer to make the equipment stronger, lighter, and more powerful. Upon completion of the initial phase of the project in 2006, we began a second phase of the project and are still working with this manufacturer. Based on the results obtained to date, we expect to sign a license agreement with this manufacturer in 2008.

Competition. Since this is a developing area of nanotechnology, there are not established competitors. Our competition would come from companies working with other materials. Since each project is unique, there are not necessarily any established competitors in the market.

Nano-ecology

Photoscrub® Technology. We developed a concept called Photoscrub® which is based on an air purification technology originally developed by one of our strategic partners, Andes Electric Co., Ltd. The Photoscrub® is a thin film coating on a flexible fiberglass cloth that decomposes pollutants at the molecular level in liquids and gases. We began a one year project in the amount of roughly $950,000 to further develop this technology for the U.S. Army in November 2006. Based on the results of this first phase, we have been included in an appropriation for a second phase. We expect to be awarded a contract of roughly $1.52 million in 2008 to integrate this technology into commercial air handling systems.

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

Sale of Intellectual Property. In 2006 we began discussions related to licensing our communication patents referred to above. Those discussions culminated in the sale of EBTs intellectual property in two simultaneous transactions to Novus Communications Technologies, Inc. in June 2006. In the first transaction, we sold our communications patents to Novus Partners, LLC, a majority owned subsidiary of Novus Communications. We received an upfront payment of $1,000,000 and the right to future royalties based on the revenue received by Novus Partners. The agreement also contains certain provisions related to future minimum royalty payments, which if not met, cause the patents to revert back to EBT. There are no minimum royalty payments due in 2008.

In the second transaction, we sold EBT’s remaining intellectual property and other assets, which consisted solely of items related to the intellectual property, such as drawings, etc. to Novus Displays, LLC, a newly formed organization owned by Novus Communications. In exchange for the remaining intellectual property, we received $500,000 and a 25% ownership interest in Novus Displays. One of the patents that we sold in this transaction was a patent that had been assigned to us by Advanced Technology Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. Dr. Yaniv also received a 5% ownership interest in Novus Displays as part of the transaction.

Future Activities. EBT’s future activities are limited to participation in the digital signage industry through Novus Communications. Our communication patents are part of a larger package of related patents held by Novus Partners and any future income that we may receive is dependent on the ability of Novus Partners to license that patent package. We have not received any royalties from Novus Partners since the time of the initial payment in 2006, and we will not receive any royalties from Novus Partners until such time as they have revenue producing agreements. While we anticipate receiving income in 2008, we have no control over, or input into, the licensing activities of Novus Partners.

Our ownership interest in Novus Displays is a passive ownership interest, and we have no active role in the day to day management. Our sale of our remaining intellectual property to Novus Displays was done to facilitate the sale of our communications patents to Novus Partners. We had no interest in devoting further resources to development of that technology. The sale to Novus Displays provided us the opportunity to receive additional future value from that technology, if it is successfully deployed by Novus Displays. We will receive no income from Novus Displays and only profit from an eventual sale of Novus Displays, if it occurs. To the best of our knowledge, Novus Displays has not yet been capitalized beyond its initial minimal capitalization and is not yet actively developing any of the technology acquired from us, or carrying on any significant business activities.

Technology Agreements

Till Keesmann. We have licensed certain patents related to carbon nanotube technology from Till Keesmann (“the Keesmann patents”). We licensed 6 patents, including foreign filings, in 2000 in exchange for a payment of $250,000. The U.S. patent was reissued in August 2003. This reissuance significantly strengthened and reinforced this patent. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments, certain of which were deferred by Mr. Keesmann until after the reissuance of the patent was completed. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due, and the minimum payments made to date can be offset against future royalties due under the license agreement. As described in more detail in Item 3 of this Annual Report on Form 10-K, this agreement is the subject of current litigation.

MCC. We acquired 62 patents and patent applications related to the carbon film based field emission technology from MCC in 1998. We are obligated to pay MCC a royalty of 2% of future commercial revenues related to these patents. We can, however, offset certain pre-defined expenses against these royalty payments. Based on the expenses incurred and cost of maintaining the patents, the possibility is remote that we will be required to pay MCC any royalties at any time in the future. MCC has since gone out of business.

Intellectual Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of over 300 patents, including 131 issued patents, 3 allowed patents, and 190 patent applications pending before foreign and United States Patent and Trademark Offices. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

Government Regulation

Products using our technology will be subject to extensive government regulation in the United States and in other countries. In order to produce and market existing and proposed products using our technology, our licensees must satisfy mandatory safety standards established by the U.S. Occupational Safety and Health Administration (“OSHA”), pollution control standards established by the U.S. Environmental Protection Agency (“EPA”) and comparable state and foreign regulatory agencies. We may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health (“CDRH”) of the U.S. Food and Drug Administration. We do not believe that carbon nanotube field emission products will present any significant occupational risks to the operators of such equipment. In addition, the carbon nanotube field emission products are not expected to produce significant hazardous or toxic waste that would require extraordinary disposal procedures.  Nevertheless, OSHA, the EPA, the CDRH and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect us and products using our technology. Additionally, our arrangements with our licensees and their affiliates may subject products using our technology to export and import control regulations of the U.S. and other countries. The cost of compliance with these regulations has not been significant in the past and is not expected to be material in the future.

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $2,328,010 of revenue in 2007, $583,236 in 2006, and $208,211 in 2005, related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2008, we have several grants in process that have approximately $3.4 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

As of February 18, 2008 we had 38 full-time employees, including 4 executive officers. Within the next twelve months, based on new government contracts that we have received and expect to receive, we likely will hire two to four additional employees to support our plans for increasing research levels. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

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

Our success is dependent on our principal technologies

Our technology platforms, which include sensor technology, electron emission activities, nano-electronics, functional nano-materials, and nano-ecology, are emerging technologies. Our financial condition and prospects are dependent upon licensing our intellectual property to others. Additional R&D needs to be conducted on many of our technologies before others can produce products using this technology. Market acceptance of products using our technology will be dependent upon the acceptance within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

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

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures, and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. We also anticipate receiving up-front license fees in 2008.

Our development partners have certain rights to jointly developed property and to license our technology

We have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of any such license have not yet been finalized. One of our past development partners, a large Japanese display company, has paid us $2.0 million for research services and has the right to offset this payment against any future license fee payments due as a result of an existing license agreement that we have with this company. Our development partners in the HYFED™ project also have rights to any jointly developed property; however, any such jointly developed property would be based, at least in part, on our underlying technology and would require our partners to enter into an agreement with us. See also “Our technology development is in its early stages and the outcome is uncertain” above for further discussion.

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 18, 2008, we had 38 full-time employees. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others. We focus our efforts on those projects for which we can obtain external funding since the availability of funding provides an external verification of the probability of commercial success of resulting products.

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

Rapid technological changes could render our technology obsolete; and we may not remain competitive

The industries in which we compete are highly competitive and are characterized by rapid technological change. Our existing and proposed products will compete with other existing products and may compete against other developing technologies. Development by others of new or improved products, processes or technologies may reduce the size of potential markets for our products. There is no assurance that other products, processes or technologies will not render our proposed products obsolete or less competitive. Many of our competitors have greater financial, managerial, distribution, and technical resources than we do. We will be required to devote substantial financial resources and effort to further R&D. There is no assurance that we will successfully differentiate our technology from our competitors’ technology, or that we will adapt to evolving markets and technologies, develop new technologies, or achieve and maintain technological advantages.

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

Public perception(s) of ethical and social issues may discourage the use of nanotechnology

Nanotechnology has received both positive and negative publicity and is increasingly the subject of public discussion and debate. Governments may, for social or health purposes, prohibit or regulate the use of nanotechnology. This may restrict our ability to license our technology, or the ability of our licensees to sell their products.

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

We have a history of net losses

We have a history of net losses. From our inception through December 31, 2007, we incurred net losses of approximately $106 million. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999. We have incurred net income and losses as shown below:

Year Ended December 31	Net Income (Loss)

1995	($14,557,426)
1996	($14,583,506)
1997	($7,306,232)
1998	($4,361,742)
1999	$474,599
2000	($9,471,279)
2001	($6,047,698)
2002	($5,452,890)
2003	($4,017,374)
2004	($7,139,109)
2005	($5,818,816)
2006	($6,593,892)
2007	($4,256,891)

Although we expect to be profitable in the future, we may not be. Our profitability in 2008 is dependent on the signing of additional license agreements, obtaining additional research funding, or a combination of the two. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability. In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.

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

Our revenues have been dependent on government contracts in the past

In many years, a significant portion of our revenues are derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past twelve years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
1995	$1,009,000	33%
1996	$2,869,000	50%
1997	$854,000	24%
1998	$0	0%
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%
2006	$583,236	52%
2007	$2,328,010	58%

We currently have commitments for future government funding of approximately $3.4 million. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

Contracts involving the United States government are, or may be, subject to various risks including, but not limited to, the following:

•	Unilateral termination for the convenience of the government
•	Reduction or modification in the event of changes in the government’s requirements or budgetary constraints
•	Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts
•	Potential disclosure of our confidential information to third parties
•	The failure or inability of the prime contractor to perform its prime contract in circumstances where we are a subcontractor
•	The failure of the government to exercise options provided for in the contract.
•
 The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts funded by the government if we fail to continue to develop the technology

We are exposed to litigation liability

As described in more detail in Item 3 of this Annual Report on Form 10-K, we are the plaintiff in two separate pieces of litigation. The first is against, Canon, Inc., and the second is against Till Keesmann. While there is risk associated with any litigation, we expect to prevail in both of these cases. If we were to not prevail in the Canon litigation, we would expect that would have no impact on our current financial condition beyond the additional costs incurred through the completion of the litigation. If we were not to prevail in the Keesmann litigation and Keesmann were allowed to terminate the existing agreement, we could lose any potential future revenue specifically associated with licensing the patents covered by the agreement. It would not, however, eliminate the need for any licensee of the Keesmann patents for use in the display industry to also license our patents as well. In addition, if Keesmann were allowed to terminate the patent, we would seek damages equal to the value that we bestowed upon the patent during the term of the license agreement. It is our opinion that the majority of the value of the Keesmann patent today is as a result of our work on the reissuance of the patent.

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

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves, and we believe our current cash levels are sufficient to fund operations until we reach that point. We have the resources, including expected revenue, to continue operations for a period through at least the end of 2008 and into 2009. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We intend to raise additional capital through debt or equity offerings, only if necessary. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

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

We may be unable to enforce or defend our ownership and use of proprietary technology

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our technology. Although we have been awarded patents, have filed applications for patents, or have licensed technology under patents that we do not own, the degree of protection offered by these patents or the likelihood that pending patents will be issued is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may already have, or may apply for and obtain patents that will prevent, limit or interfere with our licensee’s ability to make and sell our products using our technology. Competitors or potential licensees may also intentionally infringe on our patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to us.

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

Changes in patent laws could have a negative impact on us

New legislation, regulations, or rules related to obtaining or enforcing patents could significantly increase our operating costs and make it more difficult to enforce or license our patents. If new legislation, regulations, or rules are implemented by either Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process, or the rights of patent holders, these changes could negatively affect our expenses and potential revenue.

We rely on unpatented proprietary technology

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

We have technologies subject to licenses

As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation (“MCC”), we have acquired rights to develop and commercialize certain research technologies. In certain cases, we are required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicenses. We also have to pay for the costs of filing and prosecuting patent applications. The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. We consider it unlikely that any royalty payments would be required to be made to MCC based on the substantial amounts of revenues that would have to be generated to offset the costs of maintaining the patents over the years. MCC is also no longer in business.

We have also licensed certain patents related to carbon nanotube technology from Till Keesmann (“the Keesmann patents”). We licensed 6 patents, including foreign filings, in 2000 in exchange for a payment of $250,000. The U.S. patent was reissued in August 2003. This reissuance significantly strengthened and reinforced this patent. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by the Company specifically related to these patents. Sublicenses are subject to the approval of Mr. Keesmann. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contains provisions related to minimum license fee payments, certain of which were deferred by Mr. Keesmann until after the reissuance of the patent was completed. A total of $1,000,000 of minimum payments has been made, with the last payment made in May 2004. No future minimum payments are due and the minimum payments made to date can be offset against future royalties due under the license agreement. No license agreements have yet been signed that involve the Keesmann patents. This license agreement is currently the subject of litigation as described in greater detail in Item 3 of this Annual Report on Form 10-K.

Our business is subject to changing regulation of corporate governance and public disclosure

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal and state entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities have continued to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Complying with these new regulations have resulted in, and are likely to continue to result in, increased general & administrative costs and a diversion of management time and attention from revenue generating and other business activities to compliance activities.

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

We lease a facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in February 2008. In February 2008, we signed a new six year lease on the facility effective March 1, 2008. The lease calls for payments of $12,505 for the first 24 months, $13,432 for months 25 through 48, and $14,461 for the last 24 months.

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

Item 3.            Legal Proceedings

Canon litigation

In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We asserted that the Canon/Toshiba joint-venture – SED, Inc. – was not a licensed party under that agreement.  The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In the fall of 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted.  The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing.  Our tortious interference and Lanham Act claims were dismissed, without prejudice.

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

In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which is purportedly owned 100% by Canon but which still involved numerous reciprocal agreements with Toshiba, would be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the Court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007, the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006, to be valid.

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and we are currently waiting for the Court to set a date for oral arguments in the case.

Keesmann litigation

In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology.   In 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”).  Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents.  On March 22, 2006, after we declined to participate in the auction process, Keesmann purported to terminate the exclusive license that he granted to us six years earlier.  Our May 2006 complaint seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license and a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license.  The Court granted a consent order that prevents Keesmann from licensing the patents pending an injunction hearing and decision.  In June 2006, Keesmann filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asked the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

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

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007.  Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. We have established a discovery schedule leading up to trial, but no trial date has yet been set. We have had settlement discussions at various times during the course of the litigation, but have not, as yet reached a settlement agreement to resolve the litigation.

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

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.            Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

		High	Low

2006	First Quarter	$2.68	$2.05
	Second Quarter	$2.62	$1.47
	Third Quarter	$1.75	$1.08
	Fourth Quarter	$1.72	$0.92

2007	First Quarter	$2.96	$1.20
	Second Quarter	$2.86	$1.10
	Third Quarter	$1.33	$0.88
	Fourth Quarter	$1.40	$1.03

2008	First Quarter (through February 18, 2008)	$1.10	$0.87

As of February 18, 2008, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.89. As of February 18, 2008, there were approximately 360 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Performance Graph

The following graph shows a comparison, since December 31, 2002, of cumulative total return for Nano-Proprietary, the NASDAQ Market Index, and an index for Commercial Physical Research (SIC code 8731).

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Nano-Proprietary, Inc.	100.00	1,645.55	1,315.15	1,303.03	848.48	654.55
NASDAQ Market Index	100.00	140.18	179.95	192.46	209.30	242.71
Commercial Physical Research (SIC Code 8731)	100.00	150.36	163.00	166.58	183.68	201.91

The performance graph assumes $100 invested on December 31, 2002 in our common stock, the NASDAQ Market Index, and an index based on a basket of stocks composing SIC Code 8731. The total return assumes reinvestment of dividends for the NASDAQ Market Index and the SIC Code Index. The total return is based on historical results and is not intended to indicate future performance. These dates represent arbitrary points in time and if different dates were presented, different results would be obtained. However, for the dates presented, Nano-Proprietary, Inc. common stock substantially outperformed the indexes.

Recent Sales of Unregistered Securities

We issued no unregistered shares of our securities in the fiscal quarter ended December 31, 2007.

Item 6.            Selected Financial Data

	2007	2006	2005	2004	2003

Revenues	$3,989,803	$1,116,670	$565,660	$382,522	$773,959

Net income (loss)	$(4,256,891)	$(6,593,892)	$(5,818,816)	$(7,139,109)	$(4,017,374)

Income (loss) per share	$(0.04)	$(0.07)	$(0.06)	$(0.07)	$(0.05)

Total assets	$3,744,858	$2,693,442	$1,187,981	$1,144,368	$3,784,017

Long-term obligations	$30,044	$—	$—	$5,944	$27,353

Net shareholders’ equity (deficit)	$2,828,902	$642,262	$859,339	$846,456	$3,552,829

Cash dividends per common share	$—	$—	$—	$—	$—

We restructured our Electronic Billboard Technology, Inc. subsidiary. EBT no longer sells products or services, but seeks to license its intellectual property to others. Revenue from continuing operations includes $130,386 in 2003. There was no revenue from EBT in all other years presented.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2007, and the results of operations for the years ended December 31, 2007, 2006 and 2005. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

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

OUTLOOK

We expect our cash needs for 2008 to be approximately $7.5 million, excluding costs related to litigation. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2008 than was received in 2007. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $7.8 million of revenue. As of February 18, 2008, we have approximately $2.4 million in cash to cover any potential revenue shortfall that may occur for the year. We do not expect to need to raise any additional equity in 2008, but that could change if conditions change.

Our plan is to generate sufficient revenues in 2008 to achieve breakeven or better; however, losses may continue as we continue to fund the development of field emission technology, sensors, nano-electronics, and nanomaterials. There can be no assurances that we will be profitable in the future. Full commercial development of our technology may require additional funds in the future. We expect to continue our concentrated research and development of ANI’s technology in 2008.

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

Stock based compensation - We routinely grant stock options to employees and others. We have granted options in the past and each year all employees have the opportunity to earn additional goal-based option awards. We account for these options under the provisions of  Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We did not identify any impaired items in 2005, 2006 or 2007. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2007 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $3,020,096 at December 31, 2007, which was significantly higher than the cash balance of $2,085,338 at December 31, 2006. Our working capital was approximately $2.5 million at December 31, 2007, a substantial increase from the working capital of roughly $500,000 at December 31, 2006. During the same period, our current ratio increased from approximately 1.2 to 1 to approximately 3.8 to 1. The reason for the significant change in our working capital ratio is that current assets increased substantially as a result of our increased cash balances and current liabilities decreased substantially as a result of our decreased accounts payable balances. Our cash balance increased significantly as a result of the increase in cash provided by financing activities, offset by the amount of cash used as a result of our net loss, both of which are discussed below. Our current liabilities decreased substantially from December 31, 2006 to December 31, 2007, as a result of the deferred payment arrangement that we had with our attorneys in connection with the Keesmann litigation. The amount due under this arrangement was $1.1 million as of December 31, 2006. This arrangement is described in more detail below in the selling, general, and administrative expense section. This entire amount was paid in 2007.

The principal source of our liquidity has been funds received from exempt offerings of common stock. Cash provided by financing activities was $6,302,116, $5,026,489, and $4,519,913 in 2007, 2006, and 2005, respectively. Of this, the majority came from private placements of our common stock in the amounts of $6,000,000, $5,004,193, and $4,000,000 in 2007, 2006, and 2005, respectively. The majority of the balance of the cash provided by financing activities in all years came from proceeds from the exercise of stock options by current and former employees. We would anticipate a substantially decreased level of private placement activity in 2008 and have no current plans to raise any additional funds from the sale of equity.

As of February 18, 2008, our cash balance is approximately $2.4 million. This combined with expected revenue is enough for us to operate well into 2009, even if there were no significant new positive developments. We may receive additional funds from the exercise of employee stock options, although a significant portion of the funds received from stock option exercises in 2007, 2006 and 2005 was from former employees that had options expiring. There are minimal remaining options held by former employees and only minimal options expiring in 2008. The level of option exercise activity is also highly correlated with the market price of our common stock.

In the event that we need additional funds in 2008 beyond the amount that we have as of the date of this filing and those that we expect to receive as revenues or from other sources, we may seek to sell additional debt or equity securities. We have no plans to do this, however. While we expect to be able to obtain any funds needed for operations, there is no assurance that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

Net cash used in operating activities was $5,254,676 in 2007, $3,736,466 in 2006, and $4,507,579 in 2005. The cash used in operations was primarily the result of the net losses incurred in each year. The amount decreased from 2005 to 2006, despite the larger loss in 2006 primarily as a result of the previously discussed $1.1 million in payables at December 31, 2006 related to the Keesmann litigation. The cash used in operations increased from 2006 to 2007, despite the reduced loss in 2007, as a result of the payment of the same $1.1 million of litigation expenses in 2007. We have a plan to generate positive cash from operations in 2008; however, since that will require significantly increased revenues, there is no assurance that will be achieved. Such significantly increased revenues would most likely result from license agreements with significant up-front payments, substantial research contracts, or litigation results.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2008. No material commitments exist as of December 31, 2007, for future purchases of capital assets.

The only contractual cash obligations that we have as of December 31, 2007 are operating and capital leases. We have no long-term debt or notes payable. A summary of our lease obligations at December 31, 2007 is as follows:

	Total	2007	2008	2009
Capital leases	$59,420	$29,416	$30,004	—
Operating leases	$90,405	$47,579	$22,344	$20,482

We believe that we currently have the cash available to meet our cash requirements for fiscal 2008.

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

Revenues. Following is a summary of key revenue categories for the three years covered by this report.

	2007	2006	2005
Government Revenues	$2,328,010	$583,236	$208,211
Other Contract Research	$990,598	$360,054	$59,995
License Fees and Royalties	$—	$83,928	$—
Total ANI Revenues	$3,989,803	$1,116,670	$565,660
Total EBT Revenues	$—	$—	$—
Total Revenues	$3,989,803	$1,116,670	$565,660

Revenue backlog at December 31	$3,891,000	$3,026,000	$2,764,000

All of the revenues during the 3-year period came from ANI. The government revenues in 2005 were primarily all the result of one Phase II SBIR grant. The government revenues increased substantially in 2006 as a result of two new SBIR Phase II grants, another significant contract from the United States Army, and several SBIR Phase I grants. The government revenues increased substantially again in 2007 as a result of work on those and other new contracts. We also experienced a substantial increase in other contract research over the three year period as a result of our increased focus on that area. The revenue in 2005 came from our contract with a large sporting goods manufacturer. The revenue in 2006 and 2007 resulted primarily from the same contract with the sporting goods manufacturer and a contract with a large Japanese chemical manufacturer. We also received some license revenue in 2006 as a result of the license agreement that we signed with Shimane Masuda Electronics.

The revenue backlog as of December 31, 2007 results from several government programs and private contracts and represents an increase from prior years. The majority of these programs are currently in progress and generating revenue, with the remainder related to contracts awarded, but not yet started. The majority of this backlog will be converted into revenue in 2008. The backlog as of December 31, 2005 included several contracts for which notification had been received, but work had not yet commenced. As a result, work did not start on several of these contracts until mid to late 2006 and several of those contracts remained in the backlog as of December 31, 2006.

We expect revenue to be significantly higher in 2008 than in 2007, and we plan to generate minimum revenues in 2008 of $5.8 million at ANI. Of that, $2.8 million is already committed and in process, and the remaining $3.0 million has been specifically identified. There is no guarantee that these revenues will be obtained; however, we think it is more likely that revenues will exceed these numbers, than it is that they fall short of them. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even the projected minimum of $5.8 million in revenue will be achieved. We are currently pursuing many opportunities in several areas that could result in additional revenue in 2008.

Of the $5.8 million of specifically identified revenues, we expect a minimum of $3.6 million to come from government contracts. Approximately $2.4 million of this is expected to result from contracts currently in process and $1.2 million from new contracts expected to be obtained.

The remaining specifically identified revenue of $2.2 million is expected to come from non-governmental sources. This amount is entirely from projects in process, as well as expected extensions of those projects beyond current formal commitments. Any projects started with new customers would be additive to these numbers.

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

Research and development. Following is a summary of research and development expenditures for the past three years.

	2007	2006	2005

ANI Research and development	$4,526,166	$3,590,148	$2,635,412
EBT Research and development	$—	$—	$—
Total Research and development	$4,526,166	$3,590,148	$2,635,412

Company sponsored research and development expenses at Applied Nanotech, Inc. increased substantially from 2005 to 2006, and again from 2006 to 2007. These increases were the result of much higher levels of activity. As of the end of 2006, we had roughly 12 more employees than we had at the beginning of 2005, and at the end of 2007, we had approximately 5 more employees than at the end of 2006. These employees are associated with new revenue producing projects. In 2006, we started 3 significant new government contracts and a significant new contract with a large chemical manufacturer. We also started additional projects in 2007. Because of the higher level of activity, we also spent more on research materials.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our field emission technology, sensors, nano-electronics, and functional nanomaterials. We expect to incur at least $4.6 million in research related expenditures in 2008. We expect our research expenditures to increase in 2008 because of the new research contracts that we have obtained and because of additional contracts that we expect to obtain. We may, however, incur more research and development expense in 2008 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel.

Selling, general, and administrative. Following are key components of selling, general, and administrative expense:

	2007	2006	2005

Stock based compensation	$22,705	$410,448	$1,072,362
Litigation related expenses	$1,110,946	$1,933,603	$172,816
EBT related S, G, & A	$1,298	$166,280	$3,734
Other S, G, & A	$2,723,771	$2,718,683	$2,530,908
Total selling, general, and administrative	$3,858,720	$5,229,014	$3,779,820

Total selling, general and administrative expense increased significantly from 2005 to 2006 and then decreased significantly in 2007; however, the total is significantly impacted by several factors that are discussed below.

The first significant component of selling, general, and administrative expense is stock based compensation. The expense associated with stock based compensation declined from 2005 to 2006 and again from 2006 to 2007. This was based on two factors. First, the number of options vested, or expected to vest, declined each year. Second, the fair value of the options vested also decreased. One of the factors impacting the fair value is the price of the stock. As a general rule, options granted when the stock price is lower will have a lower fair value than options granted when the stock price is higher. The price of our stock generally declined from 2005 to 2006 and again in 2007. We will incur stock based compensation expense in 2008, but it is difficult to predict the amount. The majority of options that we grant are performance based options that vest upon the achievement of specified goals. The amount of expense that we incur in 2008 will depend on the goals achieved. As of December 31, 2007, there were outstanding unvested options with a total fair value of approximately $1.0 million. This amount, in addition to the fair value of any new options granted that vest, may be recognized as an expense in 2008 or after. The better our financial results are, the more of these options will vest, and thus the larger our stock based compensation expense will be.

The second major component of selling, general, and administrative expense during the periods presented is litigation related expense. In 2005, we initiated litigation against Canon, Inc. and incurred legal expenses of $172,816 related to that litigation. That litigation continued in 2006, and we incurred an additional $494,120 in expense related to the Canon litigation in 2006. We also initiated litigation against Till Keesmann in 2006 and incurred expense of $1,439,483 related to that litigation. We incurred $759,803 of litigation expense related to the Canon litigation and $351,143 of expense related to the Keesmann litigation in 2007. Our attorneys are handling the Canon litigation on a contingency basis; however, we are responsible for any out of pocket costs. The major costs incurred in the Canon litigation relate to translation, expert witness fees, and local counsel costs. Our attorneys are handling the Keesmann litigation on a modified contingency basis, whereby we deferred payment on the professional fees and paid only the out of pocket expenses on a current basis. Those deferred professional fees became due and were paid in November 2007.

We will incur additional litigation expense in 2008; however, the amount cannot be predicted with a high degree of accuracy. See Item 3 of this Annual Report on Form 10-K for the current status of both cases. The Canon case is currently under appeal and expenses associated with that case should be minimal. If the case were sent back to the District Court for a new trial, the expenses could be significant. The amount of expense that we incur in 2008 related to the Keesmann case is subject to a wide range of variability depending on the progress and status of the case. If the case proceeds through trial, we could incur expense in an amount as large as $1.0 million, or more.

The increase in other selling, general, and administrative expenses from year to year generally related to payroll related items. The increase from 2005 to 2006 largely related to turnover in the CEO position. We had three CEO’s during the year and there were periods of overlapping compensation, including a consulting arrangement with one of the departing CEOs. In addition, we paid an executive search fee in connection with hiring a new CEO. Other selling, general and administrative expense was largely unchanged from 2006 to 2007.

We expect selling, general and administrative expense in 2008 to be approximately $2.8 million, excluding any stock based compensation expenses or litigation related expenses, up only slightly from 2007, primarily as a result of higher payroll and related items.

Gain on sale of intellectual property and other assets. In 2002 EBT restructured its operations and stopped selling products and began focusing its efforts on licensing its intellectual property. In 2005, we began negotiating a license agreement related to part of our intellectual property. This ultimately resulted in an agreement in 2006 that was structured as a sale of the intellectual property to Novus Communications. The sale agreement called for an up-front payment and ongoing royalties based on a percentage of the revenue received by Novus Partners, a majority owned subsidiary of Novus Communications. As part of the agreement, we also sold the remainder of EBT’s intellectual property to Novus Displays, a newly formed subsidiary of Novus Communications. We received a total of $1.5 million in cash, the right to future royalties from Novus Partners, and an ownership interest in Novus Displays. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. The gain of $1.1 million recorded in the financial statements resulted from the cash payment received of $1.5 million, less the $400,000 cost associated with the acquisition of the patent rights.

Any future royalties received from Novus Partners will be reflected in our financial statements as a gain on the sale of intellectual property. We have received no additional payments from Novus Partners, beyond the initial payment that we received at the time that the license agreement was signed. We expect to receive royalty payments from Novus Partners in 2008; however, we cannot predict the amount of any such royalties, nor is there any guarantee that we will receive any royalties from Novus Partners. The patents that Novus Partners acquired from us are now part of a package of related patents. Licensing of that package is completely under the control of Novus Partners, and we are not part of that process. Our ability to receive royalties is dependent on Novus Partners signing revenue producing agreements. As of the present time, we have not received any royalties since the time of the initial payment in June 2006.

Other income. Following is a summary of other income for the last three fiscal years.

	2007	2006	2005

Interest expense	$(926)	$(604)	$(2,590)
Interest Income	$139,118	$9,204	$33,346

Our interest expense in all years was associated with capital leases. We expect interest expense to remain at insignificant levels in 2008. Our interest income is earned as a result of the investment of excess cash balances. The amount of interest earned was lower in 2006 than 2005 because our average cash balance was lower during that year. Our interest income increased in 2007 increased as a result of the private placement of our common stock that was completed in April 2007 and resulted in higher average levels of invested funds. We expect our interest income to decline in 2008, but still remain at relatively high levels. The amount of interest income is dependent on interest rates, however if rates remain at current levels, interest income should approach $100,000 in 2008.

Overview

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to stock based compensation, we incurred payroll related expense of approximately, $2.3 million in 2005, $2.9 million in 2006, and $3.3 million in 2007. We expect payroll related expense in 2007 to be approximately $3.7 million as a result of anticipated new personnel and cost increases. We expect our burn rate for 2008 to average about $650,000 per month, excluding litigation expenses and prior to any revenue. Based on this, we believe we can reach breakeven at a revenue level of $7.8 million, but there is no assurance that this will occur, or that we can achieve that level of revenue.

SEASONALITY AND INFLATION

Nano-Proprietary’s business is not seasonal in nature. Management believes that Nano-Proprietary’s operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. The standard was adopted in 2007 and had no effect on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of 2008. The adoption is not expected to have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The effective date is the beginning of 2008. The Company has not elected to measure eligible items at fair value and does not believe adoption of the statement will have a material effect on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the 2009 calendar year. The company does not believe that adoption of the statements will have a material effect on the consolidated financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 8.            Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF NANO-PROPRIETARY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Nano-Proprietary, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Nano-Proprietary, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nano-Proprietary, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

Padgett, Stratemann & Co, L.L.P.
Austin, Texas
February 21, 2008

 NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$3,020,096	$2,085,338
Accounts receivable, trade – net of allowance for doubtful accounts	253,963	364,718
Prepaid expenses and other current assets	77,038	79,301
Total current assets	3,351,097	2,529,357
Property and equipment, net	278,456	154,545
Other assets	115,305	9,540
Total assets	$3,744,858	$2,693,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447,106	$1,562,488
Obligations under capital lease	29,416	—
Accrued liabilities	103,003	87,237
Deferred revenue	306,427	401,455
Total current liabilities	885,952	2,051,180
Obligations under capital lease, long-term	30,004	—
Total liabilities	915,956	2,051,180
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 107,173,549 and 104,257,607 shares issued and outstanding, respectively	107,174	104,258
Additional paid-in capital	108,580,565	102,139,950
Accumulated deficit	(105,858,837)	(101,601,946)
Total shareholders’ equity	2,828,902	642,262
Total liabilities and shareholders’ equity	$3,744,858	$2,693,442

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005

Revenues
Contract research	$990,598	$360,054	$59,995
Government contracts	2,328,010	583,236	208,211
License fees and royalties	—	83,928	—
Other	671,195	89,452	297,454

Total revenues	3,989,803	1,116,670	565,660

Operating costs
Research and development	4,526,166	3,590,148	2,635,412
Selling, general and administrative expenses	3,858,720	5,229,014	3,779,820

Total operating costs	8,384,886	8,819,162	6,415,232

Gain on sale of assets and other intellectual property	—	1,100,000	—

Loss from operations	(4,395,083)	(6,602,492)	(5,849,572)

Other income (expense):
Interest income	139,118	9,204	33,346
Interest expense	(926)	(604)	(2,590)

Total other Income	138,192	8,600	30,756

Loss before taxes	(4,256,891)	(6,593,892)	(5,818,816)

Provision for taxes	—	—	—

Net loss applicable to common shareholders	$(4,256,891)	$(6,593,892)	$(5,818,816)
Earnings (loss) per share
Basic and diluted	$(0.04)	$(0.07)	$(0.06)
Weighted average common shares outstanding
Basic and diluted	106,321,400	100,895,795	98,957,812

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Preferred		Common		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2004	-	-	97,246,422	97,246	89,938,448	(89,189,238)	846,456

Issuance of common stock options as compensation	-	-	-	-	1,288,760	-	1,288,760
Issuance of common stock as a result of the exercise of employee stock options	-	-	817,625	818	542,121	-	542,939
Issuance of common stock for cash	-	-	1,682,393	1,682	3,998,318	-	4,000,000
Net (loss)	-	-	-	-	-	(5,818,816)	(5,818,816)

Balance December 31, 2005	-	-	99,746,440	99,746	95,767,647	(95,008,054)	859,339

Issuance of common stock options as compensation	-	-	-	-	695,978	-	695,978
Issuance of common stock as a result of the exercise of employee stock options	-	-	54,383	55	26,589	-	26,644
Issuance of common stock for cash	-	-	4,039,393	4,040	5,000,153	-	5,004,193
Issuance of common stock for accounts payable	-	-	217,391	217	249,783	-	250,000
Issuance of Common Stock for Patents	-	-	200,000	200	399,800	-	400,000
Net (loss)	-	-	-	-	-	(6,593,892)	(6,593,892)

Balance December 31, 2006	-	-	104,257,607	$104,258	$102,139,950	$(101,601,946)	642,262

Issuance of common stock as a result of the exercise of employee stock options	-	-	307,244	307	304,116	-	304,423
Issuance of common stock for cash	-	-	2,608,698	2,609	5,997,391	-	6,000,000
Issuance of common stock options as compensation	-	-	-	-	128,957	-	128,957
Issuance of restricted common stock as compensation	-	-	-	-	10,151	-	10,151
Net (loss)	-	-	-	-	-	(4,256,891)	(4,256,891)

Balance December 31, 2007	-	$-	107,173,549	$107,174	$108,580,565	$(105,858,837)	$2,828,902

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(4,256,891)	$(6,593,892)	$(5,818,816)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	50,498	49,172	56,260
Stock and options issued for services	139,108	695,978	1,288,760
Stock issued for patent	—	400,000	—
Changes in assets and liabilities:
Accounts receivable, trade	110,755	(270,615)	(87,368)
Prepaid expenses and other assets	(103,502)	6,005	(171)
Accounts payable	(1,115,382)	1,581,357	90,534
Accrued expenses	15,766	(5,926)	18,207
Customer deposits and other current liabilities	(95,028)	401,455	(54,985)

Total adjustments	(997,785)	2,857,426	1,311,237

Net cash used in operating activities	(5,254,676)	(3,736,466)	(4,507,579)

Cash flows from investing activities:
Capital expenditures	(112,682)	(101,932)	(16,672)

Net cash used in investing activities	(112,682)	(101,932)	(16,672)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,304,423	5,030,837	4,542,939
Repayment of capital lease obligations	(2,307)	(4,348)	(23,026)

Net cash provided by financing activities	6,302,116	5,026,489	4,519,913
Net increase (decrease) in cash and cash equivalents	934,758	1,188,091	(4,338)
Cash and cash equivalents, beginning of year	2,085,338	897,247	901,585
Cash and cash equivalents, end of year	$3,020,096	$2,085,338	$897,247

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

Until we are able to operate profitably as a result of revenues from either reimbursed research or license agreements, we may be required to seek additional funds through the equity markets, or raise funds through debt instruments to allow us to maintain operations. There is no assurance that license agreements will be signed, that commercialization of our technology and products will result in income from operations, or that funds will be available in the equity or debt markets. Management believes it will continue to be able to secure additional short term funding, if necessary, to allow the Company to continue operations until we achieve profitability.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.                     Summary of Significant Accounting Policies (continued):

Revenue recognition

Our revenues include reimbursements under agreements to perform research and development for government agencies and others. We do not perform research contracts that are contingent upon successful results. Larger projects are broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology used by us. We retain all other rights to use, develop, and commercialize the technology and recognize revenue when it is earned pursuant to the terms of the contract. Agreements with other entities generally allow the other entity to license the technology from us upon completion of the project.

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

Royalty Revenue - The Company recognizes royalty revenues based on the shipment of products by a licensee at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. For minimum royalty payments paid by a licensee that are required for the licensee to maintain exclusivity, royalty revenue is recognized at the time the minimum royalty payment, is due, which normally corresponds with the time that the payment is received. The Company recognizes license fees due at the time of the signing of a royalty agreement when the licensee has an enforceable commitment to pay, unless the terms of the agreement make it clear that the license fee is a prepayment of future royalties. This normally corresponds with  or is reasonably close to the time of receipt of the payment.

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

Accounts receivable

The Company occasionally sells products to others on credit; however most sales are to large financially stable companies, or the Federal government. It is the Company’s policy to record reserves for potential credit losses. Since inception, the Company has experienced minimal credit losses. The Company considered no reserves to be necessary for any of the years presented.

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

	2007	2006	2005

Options	6,897,180	7,713,912	6,703,151
Warrants	1,304,353	60,000	95,000
Weighted average exercise price	$1.70	$1.58	$1.57

Share-based payments

The Company has four stock based compensation plans described in greater detail in Note 8 to these financial statements. The Company uses the fair value method to account for stock-based compensation. The fair value of each award is estimated on the date of each grant. For restricted stock the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Risk Free Interest Rate	3.3%- 4.8%	4.6%- 5.2%	3.5% - 4.4%
Expected option term (in years)	3.5 - 5.0	2.0 - 3.5	1.5 - 3.5
Turnover/Forfeiture Rate	0%	0%	0%
Expected volatility	75% - 82%	70% - 87%	72% - 100%
Weighted-average volatility	79%	78%	99%

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.                     Summary of Significant Accounting Policies (continued):

Recently issued accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies that the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than 50 percent probability of being realized upon settlement. The standard was adopted in 2007 and had no effect on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value and expands disclosures about fair value measurements. These methods will apply to other accounting standards that use fair value measurements and may change the application of certain measurements used in current practice. The effective date is the beginning of 2008. The adoption is not expected to have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired. It may be applied on a contract by contract basis and is irrevocable once applied to those contracts. The standard may be applied at the time of adoption for existing eligible items, or at initial recognition of eligible items. After election of this option, changes in fair value are reported in earnings. The items measured at fair value must be shown separately on the balance sheet. The effective date is the beginning of 2008. The Company has not elected to measure eligible items at fair value and does not believe adoption of the statement will have a material effect on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both Statements is the 2009 calendar year. The company does not believe that adoption of the statements will have a material effect on the consolidated financial statements.

3.                     Operating Lease Obligations:

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2010. Rental expense was $179,594, $124,805, and $133,487 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007, were as follows:

2008	47,579
2009	22,344
2010 and thereafter	20,482
Total future minimum lease payments	$90,405

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.                     Capital Lease Obligations:

Capital leases payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Capital lease equipment due in 24 monthly installments of $2,883 through November 2009. The equipment value and lease obligation was determined using a discount rate of 11.20%. The equipment is included in office equipment at December 31, 2007 at a cost of $92,586 and with accumulated amortization of $772.	$66,301	$—
Less interest	6,881	—
Less current portion	29,416	—
Capital Lease Obligations, long-term	$30,004	$—

5.                     Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006

Property and equipment:
Plant and equipment	$974,324	$837,436
Furniture and office equipment	134,911	106,146
Leasehold Improvements	19,019	14,382
Total carrying cost	1,128,254	957,964
Less accumulated depreciation	(849,798)	(803,419)
	$278,456	$154,545

Accrued liabilities:
Payroll and related accruals	$79,003	$63,237
Other	24,000	24,000
Total	$103,003	$87,237

Depreciation and amortization for the years ended December 31, 2007, 2006, and 2005 was $50,498, $49,172, and $56,260, respectively. Equipment held under capital leases and accumulated amortization on that equipment is included in these totals.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.                     Income Taxes:

The components of deferred tax assets (liabilities) at December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$33,920,000	$32,904,000
Stock Based Compensation	1,718,000	1,804,000
Research and experimentation credits	460,000	468,000
Partnership Asset	57,000	—
Capitalized intangible assets	112,000	149,000
Depreciation assets	3,000	5,000
Accrued expenses not deductible until paid	27,000	24,000
Total deferred tax assets	36,297,000	35,354,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	36,297,000	35,354,000

Valuation allowance	(36,297,000)	(35,354,000)

Net deferred tax asset
	$—	$—

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2007, 2006, and 2005.

	December 31,
	2007	2006	2005

Expected income tax expense (benefit)	$(1,447,000)	$(2,242,000)	$(1,978,000)
Non-deductible expenses	10,000	10,000	11,000
Expiration of Tax Credit Carryforwards	8,000	—	1,000
Expiration of NOL Carryforwards	486,000	—	—
Other	—	(4,000)	2,000
Increase in Valuation Allowance	943,000	2,236,000	1,964,000
Total Tax	$—	$—	$—

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $100 million that expire from 2008 through 2027, and are available to offset future taxable income. The majority of these carry forwards expire after 2009. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $460,000 that expire through 2011.

The Company’s IPO, completed in 1993, and subsequent issuances of stock have effected ownership changes under Internal Revenue Code Section 382. The ownership changes resulting from these stock issuances will likely limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before the changes in ownership.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.                     Capital Stock:

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. There were no shares of preferred stock outstanding for any of the years presented.

Common stock

During 2005, 2006, and 2007, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective June 19, 2007. The shares issued in 2006 include both shares issued for cash and shares issued in payment of accounts payable.

	Shares	Proceeds

2007	2,608,698	$6,000,000
2006	4,256,784	$5,254,193
2005	1,682,393	$4,000,000

In 2006 in an exempt offering under Regulation D of the Securities Act of 1933 , the Company also issued 200,000 shares in connection with the acquisition and resale of a patent. See Notes 18 and 19 for additional information.

At December 31, 2007, common stock was reserved for the following reasons:

Exercise of stock warrants	1,304,353
Exercise and future grants of stock options	10,331,633

Total shares reserved	11,635,986

8.                     Stock Options:

The Company sponsors four stock-based incentive compensation plans (the “Plans”), which are described below. The compensation cost that has been charged against income for these plans for the years ended December 31, 2007, 2006, and 2005 was $139,108, $695,978, and $1,288,760, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The plans allow the Company to grant incentive stock options, non-qualified stock options, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Historically, the Company has not granted incentive stock options. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. The plans provide for accelerated vesting of unvested options if there is a change in control, as defined in the plan.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.                     Stock Options (continued):

In March 1992, the shareholders of the Company approved the 1992 Employees Stock Option Plan (the “1992 Employees Plan”) for purposes of granting incentive or non-qualified stock options. The plan was amended several times by the Company’s Board of Directors to increase the number of shares authorized under the plan. The latest amendment, in December 1999, increased the authorized shares under the plan to 6,500,000. This plan expired in March 2002; however, options granted under this plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2007, no shares remained available for grant under the 1992 Employees Plan.

In March 1992, the Board of Directors adopted the 1992 Outside Directors’ Stock Option Plan (the “1992 Directors Plan”), for purposes of granting non-qualified options to non-employee directors of the Company. The plan was amended several times, the latest being in December 1999. A total of 1,000,000 shares were reserved for issuance under the plan and were issued each year based on a formula defined by the plan. The stock options granted under the 1992 Directors Plan are exercisable for up to 10 years at an option price equal to the fair market value on the date the option is granted. This plan expired in March 2002; however, options granted under the plan prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2007, no shares remained available for grant under the 1992 Directors Plan.

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

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan  to replace the 1992 Employees Plan and the 1992 Directors Plan, both of which expired in 2002, and reserved a total of 5,000,000 shares for issuance under the Plan. The plan was amended effective December 31, 2004 to increase the authorized shares to 8,000,000, and again effective December 12, 2007 to increase the authorized shares to 10,000,000. A total of 3,402,786 shares remain available for grant under this at December 31, 2007.

The company issues new shares for all options exercised, It does not expect to repurchase any shares to facilitate future option exercises. The following table summarizes information about stock options outstanding, all of which are expected to ultimately vest, and options currently exercisable under all four stock option plans at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/07	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.00 - $0.50	679,998	1.8 Years	$0.44	679,998	1.8 Years	$0.44
$0.51 - $1.00	981,250	3.8 Years	$0.83	981,250	3.8 Years	$0.83
$1.01 - $2.00	2,788,696	8.3 Years	$1.28	1,204,946	6.3 Years	$1.41
$2.01 - $3.00	2,447,236	5.2 Years	$2.38	2,447,236	5.2 Years	$2.38

Total	6,897,180	5.9 Years	$1.52	5,313,430	Years	$1.62

Aggregate intrinsic value		$676,929			$676,929

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.                      Stock Options (continued):

The following is a summary of stock option activity under all four plans:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at December 31, 2004	5,398,703	$1.52

Granted	2,872,073	$2.25
Exercised	(817,625)	$0.66
Cancelled	(750,000)	$2.42

Options outstanding at December 31, 2005	6,703,151	$1.84

Granted	2,972,970	$1.54
Exercised	(54,383)	$0.49
Cancelled	(1,907,826)	$2.43

Options outstanding at December 31, 2006	7,713,912	$1.58

Granted	1,831,196	$1.20
Exercised	(307,244)	$0.99
Cancelled	(2,340,684)	$1.52

Options outstanding at December 31, 2007	6,897,180	$1.52

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $0.63, $0.90, and $1.43, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $387,905, $57,050, and $1,552,038 respectively. As of December 31, 2007, there was $966,015 of total unrecognized compensation cost related to 1,583,750 non-vested options granted under the plan. Of these unvested options, 697,500 vest based on the passage of time and the remaining options vest upon the attainment of goals. This cost is expected to be recognized over a period of weighted average period of approximately 1.9 years. The fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $299,519, $1,363,348, and $764,166, respectively.

During the years ended December 31, 2007 and 2006, we extended the contractual life of 20,000 options granted to a consultant by two years and one year, respectively, and as a result, we recognized additional compensation expense of $5,990 and $1,750, respectively. During 2006, we also recognized $9,000 of compensation expense when we repriced 100,000 options granted to a consultant. These options were originally priced above market when issued in 2005. We account for options issued to consultants using the same assumptions as for employees.

The 2002 Equity Compensation Plan also allows the issuance of restricted shares of common stock. During the year, we granted 31,667 shares of restricted stock, resulting in compensation expense of $10,151, in connection with our compensation of outside Directors. A total of 20,001 of these shares were granted when our stock price was $0.94, resulting in a total fair value of $18,801. The remaining 11,666 shares were granted when our stock price was $1.19, resulting in a total fair value of $13,882. These shares vest quarterly over a one year time period starting with the date of the grant and no share certificates are actually issued until the grants are fully vested, so none of these shares are reflected as issued and outstanding. As of December 31, only 4,700 of these shares were vested. No shares of restricted stock were granted prior to 2007. The weighted average fair value of shares granted during the year, vested during the year, and unvested at December 31, 2007 was $1.03, $0.94, and $1.05, respectively.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.                     Stock Warrants:

Common stock warrants

In 1996 and 1997, the Company issued a total of 110,000 warrants to an advisor in connection with the Company’s fundraising activities. These warrants enabled the holder to purchase shares of the Company’s common stock at prices of $1.00 to $2.00 per share through 2007. A total of 15,000 of these warrants were exercised in 1999. These remaining warrants expired unexercised.

In 2007, the Company issued 1,304,353 warrants to shareholders in connection with a private placement of the Company’s stock. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.50 per share through April 2008.

The following is a summary of outstanding warrants:

	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2005	95,000	$1.00-2.00
Exercised	—	—
Expired or canceled	—	—

Warrants outstanding at December 31, 2005	95,000	$1.00-2.00
Exercised	—	—
Expired	(35,000)	$2.00

Warrants outstanding at December 31, 2006	60,000	$1.00-2.00
Issued	1,304,353	$2.50
Exercised	—	—
Expired	(60,000)	$1.00

Warrants outstanding at December 31, 2007	1,304,353	$2.50

10.                   Supplemental Cash Flow Information:

Cash paid for interest was $926, $604, and $2,590 for 2007, 2006, and 2005, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2007	2006	2005

Non-cash financing activities:
Issuance of common shares in payment of accounts payable	$—	$250,000	$—
Capital lease transaction	$61,727	$—	$—

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Research and development commitments

As of December 31, 2007, the Company had several research contracts pending and in process. The total amount of those contracts is $6,614,281. Of that total, $2,723,439 has been recognized as revenue and $3,890,842 will be recognized in the future. The revenue to be recognized from these research contracts in 2007 is expected to exceed the cost of this research.

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

Government contracts

Governmental contractors are subject to many levels of audit and investigation. Among United States agencies that oversee contract performance are: the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Commerce, the Department of Justice and Congressional Committees. The Company’s management believes that an audit or investigation, if any, as a result of such oversight would not have any material adverse effect upon the Company’s financial condition or results of operations.

Legal proceedings

Canon litigation

In April 2005, we filed suit against the Japanese camera and copier manufacturer Canon, Inc., and its wholly-owned U.S. subsidiary Canon USA, Inc., in the U.S. District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that new SED color television products being developed and manufactured by a Canon/Toshiba joint venture are not covered under a non-exclusive 1999 patent license agreement that we granted to Canon.  We asserted that the Canon/Toshiba joint-venture – SED, Inc. – was not a licensed party under that agreement.  The original complaint asserted additional claims related to whether the Canon/Toshiba joint venture’s television panels constituted excluded products under the 1999 license, as well as breach of covenant of good faith and fair dealing, tortious interference and a Lanham Act violation by Canon. In the Fall of 2005, Canon moved to dismiss Canon U.S.A. from the litigation, and moved to dismiss several of the counts asserted.  The court denied the motion, in part, by ruling that Canon U.S.A. was an appropriate defendant and refusing to dismiss our claims for breach of the covenant of good faith and fair dealing.  Our tortious interference and Lanham Act claims were dismissed, without prejudice.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.                   Commitments and Contingencies (continued):

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

In January 2007, Canon filed another motion for partial summary judgment seeking a declaration that a reconstituted SED, Inc. which is purportedly owned 100% by Canon but which still involved numerous reciprocal agreements with Toshiba, would be considered a Canon subsidiary. At the same time, we filed a motion for partial summary judgment, seeking the Court’s affirmation of our termination of the license agreement due to Canon’s breach of contract in 2004. On February 22, 2007, the Court issued a ruling denying Canon’s motion and granting our motion for partial summary judgment, ruling our termination of the contract effective December 1, 2006, to be valid.

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and we are currently waiting for the Court to set a date for oral arguments in the case.

Keesmann litigation

In May 2006, we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology.   In 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”).  Thereafter, IPB approached us with proposals to buy or auction our rights to Keesmann’s patents.  On March 22, 2006, after we declined to participate in the auction process, Keesmann purported to terminate the exclusive license that he granted to us six years earlier.  Our May 2006 complaint seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license and a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license.  The Court granted a consent order that prevents Keesmann from licensing the patents pending an injunction hearing and decision.  In June 2006, Keesmann filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserting a counterclaim that asked the court to find that we breached the exclusive license by not actively marketing the Keesmann patents, among other things.

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.                   Commitments and Contingencies (continued):

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007.  Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. We have established a discovery schedule leading up to trial, but no trial date has yet been set. We have had settlement discussions at various times during the course of the litigation, but have not, as yet reached a settlement agreement to resolve the litigation.

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

12.                   Research and Development Contracts:

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

The following schedule summarizes certain information with respect to research and development contracts:
	2007	2006	2005
Contract research revenues	$3,318,608	$943,290	$268,206
Costs incurred charged to operations included in research and development	$2,222,473	$879,592	$254,656
Amount of additional funding commitments at December 31	$3,890,842	$3,026,133	$2,763,565

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.                   Retirement Plan:

The Company sponsors a defined contribution 401(k) profit sharing plan. No company contributions were made in any of the years presented.

14.                   Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. No amounts in excess of the FDIC limit were held in bank accounts as of either December 31, 2005 or 2007, however $1,345,520 in excess of the FDIC limit was held at JP Morgan Chase at December 31, 2006 At December 31, 2007 and 2006, the Company held $2,414,958 and $439,808, respectively, in excess of the Securities Investor Protection Corporation limits in an account at Charles Schwab & Co. Inc.

The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

15.                   Quarterly Financial Information (Unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2007
Revenues	$956,867	$916,038	$1,049,749	$1,067,149	$3,989,803
Operating income (loss)	(1,357,317)	(1,281,562)	(790,693)	(965,511)	(4,395,083)
Net (loss)	(1,345,887)	(1,229,787)	(759,910)	(921,307)	(4,256,891)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

2006
Revenues	$162,184	$115,009	$213,841	$625,636	$1,116,670
Operating income (loss)	(1,797,193)	(1,387,807)	(1,933,196)	(1,484,296)	(6,602,492)
Net (loss)	(1,794,166)	(1,385,583)	(1,931,038)	(1,483,105)	(6,593,892)
Earnings (loss) per share
Basic and Diluted	(0.02)	(0.01)	(0.02)	(0.01)	(0.07)

2005
Revenues	$68,815	$88,544	$245,917	$162,384	$565,660
Operating income (loss)	(1,368,793)	(1,386,251)	(1,526,478)	(1,568,050)	(5,849,572)
Net (loss)	(1,365,194)	(1,376,209)	(1,516,913)	(1,560,500)	(5,818,816)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.02)	(0.06)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.                   Segment Information:

The Company’s operations are classified into three principal reportable segments that provide slightly different services.

	ANI	EBT	All Other	Total
2007
Revenue	$3,989,803	$—	$—	$3,989,803
Interest Expense	926	—	—	926
Depreciation and Amortization	49,575	—	923	50,498
Research and Development	4,526,166	—	—	4,526,166
Net Loss	(3,212,051)	(1,298)	(1,043,542)	(4,256,891)
Assets	778,863	—	2,965,995	3,744,858
Capital Expenditures	174,409	—	—	174,409

2006
Revenue	$1,116,670	$—	$—	$1,116,670
Interest Expense	573	—	31	604
Depreciation and Amortization	46,191	—	2,982	49,173
Research and Development	3,590,148	—	—	3,590,148
Net Loss	(6,108,745)	933,720	(1,418,867)	(6,593,892)
Assets	1,101,205	—	1,592,237	2,693,442
Capital Expenditures	101,932	—	—	101,932

2005
Revenue	$565,660	$—	$—	$565,660
Interest Expense	2,193	—	397	2,590
Depreciation and Amortization	52,242	—	4,018	56,260
Research and Development	2,635,412	—	—	2,525,292
Net Loss	(4,326,457)	(3,734)	(1,488,615)	(5,818,806)
Assets	301,870	—	886,111	1,187,981
Capital Expenditures	13,017	—	3,655	16,672

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

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.                   Significant Customers:

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. ANI’s revenues tend to be project oriented and are not necessarily recurring with a particular customer at the present time.  In addition to the U.S. Government, the Company had two customers in 2007 from which it received in excess of 10% of its consolidated revenues. In the year ended December 31, 2007, we had revenues of $416,787 from Mitsui & Co., Ltd. compared with revenues of $31,060 in the year ended December 31, 2006. We also had revenues from Ishihara Chemical Company, Ltd. of $685,963 and $111,600 in the years ended December 31, 2007 and 2006, respectively. We also had revenues of $348,448 and $248,454 in the years ended December 31, 2007 and 2006 respectively from Yonex Co. Ltd.

18.                   Related Party Transactions:

During 2006, as part of a transaction to sell intellectual property owned by our EBT subsidiary, we entered into an agreement with a related party. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. We also paid $25,000 to ATI for additional services related to this transaction during the year.

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

20.                   Subsequent Events:

In February 2008, we signed a new six year lease on our facility, effective March 1, 2008. The lease calls for payments of $12,505 for each of the first 24 months, payments of $13,432 for months 25 through 48, and $14,461 for the final 24 months of the lease.

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

As of December 31, 2007, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

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

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nano-Proprietary, Inc.:

We have audited the internal control over financial reporting of Nano-Proprietary, Inc. (the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nano-Proprietary, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders equity and cash flows of Nano-Proprietary, Inc and our report dated February 21, 2008 expressed an unqualified opinion.

Padgett, Stratemann & Co., L.L.P.
Austin, TX
February 21, 2008

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Nano-Proprietary.

Name	Age	Position	Director/Officer Since	Term Expires

Thomas F. Bijou	56	Director, Chief Executive Officer	December 2006	2008
Dr. Zvi Yaniv	61	Director, President, Chief Operating Officer	July 1996	2008
Douglas P. Baker	51	Director, Chief Financial Officer	June 1996	2008
Ronald J. Berman	51	Director	May 1996	2008
Dr. Robert Ronstadt	66	Director	January 2003	2008
Bradford S. Lamb	47	Director	December 2006	2008
Howard Westerman	55	Director	May 2007	2008
Tracy K. Bramlett	52	Director	September 2007	2008
Patrick V. Stark	53	Director	September 2007	2008
Dr. Richard Fink	48	Vice President	January 2008	N/A

______________

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

Douglas P. Baker has been with the Company since June 17, 1996, and has been a Director since May 2006. Mr. Baker is a Certified Public Accountant and has both a Bachelors in Business Administration and a Masters in Business Administration. Immediately prior to joining Nano-Proprietary, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has prior experience in public accounting and as CFO of a privately held company. Mr. Baker is also Chairman of the Board of Directors of Total Health Care, Inc., a non-profit Health Maintenance Organization and has been a member of the Board of Directors of that organization since 1987.

Ronald J. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. with Marc W. Eller and was its President from 1989 until 1998. Mr. Berman currently is President of R.J. Berman Enterprises, Ltd., a real estate development company, Inergi Fitness, and Walkers Warehouse. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit.

Dr. Robert Ronstadt has been a Director since January 2003. Dr. Ronstadt was Vice President of Technology Commercialization for Boston University from June 2003 through 2005. At the same time, he became the Director of Boston University’s Technology Commercialization Institute. He was special advisor to the Chancellor of Boston University from January to May 2003. Prior to that, from 1998 to 2002, he was Director of the IC2 Institute at the University of Texas in Austin and the J. Marion West Chair of Constructive Capitalism. Dr. Ronstadt was a professor of entrepreneurship at the Pepperdine University School of Business Management from 1992 to 1998 and Babson College in Wellesley Massachusetts from 1975 to 1985. From 1986 to 1992, he was the CEO of a software enterprise.

Bradford S. Lamb has been a Director of the Company since December 2006, and is currently President of Columbia Power Technologies, a position that he has held since November 2006. Prior to that, from 1993 to 2006, he was President of InteLex Corporation. Prior to InteLex, he spent 10 years with GE Medical systems in various capacities.

Howard Westerman is the Chief Executive Officer of JW Operating Company, a privately held energy development and energy services company headquartered in Dallas, Texas. Mr. Westerman joined JW Operating Company in 1978 and became CEO in 1999. Under his leadership as CEO, the Company’s revenues increased from approximately $70 million to $1 Billion. Mr. Westerman is also a member of the Board of Directors of Peerless Manufacturing Company, a global provider of environmental and separation filtration products, listed on the NASDAQ Global Market Exchange. Mr. Westerman also serves on numerous charitable and community boards.

Tracy K. Bramlett is President of Industrial Hygiene and Safety Technology, Inc. (IHST), a full service industrial hygiene consulting company that he formed in 1987. IHST specializes in Indoor Environmental Quality issues. Prior to forming IHST, Mr. Bramlett was a corporate industrial hygienist for Burlington Northern Railroad.

Patrick V. Stark is an attorney with the firm of Kane Russell Colman and Logan in Dallas. Mr. Stark is a Director at the firm and specializes in corporate finance and securities law, representing clients in a variety of industries.

Dr. Richard Fink is Vice President of Engineering for Applied Nanotech, Inc.; a subsidiary of Nano-Proprietary, Inc. Dr. Fink has a Bachelor in Science degree from South Dakota State University and a Masters in Science and Ph.D. in Physics from the University of Illinois and has worked for the Company since 1995. Dr. Fink is also the co-founder of the Nanomaterials Applications Center at Texas State University – San Marcos, and has been chairman of the Texas Chapter of the Society for Information Display since 2004.

Shareholder Director Nominating Procedures

The Company does have a procedure in place for holders of the Company’s common stock to recommend nominees to the Company’s Board of Directors. These procedures are set forth in Article 9(b) of the Company’s Restated Articles of Incorporation (the “Restated Articles”). A copy of the Company’s Restated Articles is filed as Exhibit 3(I) to this Annual Report on Form 10-K. As set forth in Article 9(b) of the Restated Articles, only persons who are nominated in accordance with the procedures set forth in that Article are eligible for election as Directors of the Company. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in Article 9(b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Company which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serve as a Director if elected); and (ii) as to the shareholder giving the notice, (1) the name and address, as they appear on the Company’s books, of such shareholder and (2) the class and number of shares of the Company which are beneficially owned by such shareholder. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth in Article 9(b) of the Restated Articles. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed herein, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

Committees

The Board of Directors has three committees. The audit committee consists of Mr. Lamb, Mr. Westerman and Mr. Stark. Mr. Lamb is chairman of the audit committee. The compensation committee consists of Mr. Berman, Mr. Bramlett, and Mr. Lamb. Mr. Berman is chairman of the compensation committee. The nominating committee consists of Dr. Ronstadt, Mr. Westerman, and Mr. Bramlett. Dr. Ronstadt is chairman of the nominating committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Westerman is an “audit committee financial expert” under applicable SEC rules and that all members of our audit committee qualify as “independent” as defined under applicable SEC rules.

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

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2007 through December 31, 2007, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

Base Salaries

We provide our executive officers with a level of cash compensation that facilitates an appropriate lifestyle and provides a reasonable minimum compensation. We make this determination based on a variety of factors including professional accomplishments, level of education, past experience and scope of responsibilities. The actual amount of base salary paid to each named executive officer is set forth in the summary compensation table included later in this section. The salary level for both our chief executive officer and our chief operating officer was set at a rate of $250,000 per year at the beginning of 2005 and remained at that level in 2006. When Mr. Bijou joined us in December 2006, we entered into a slightly modified arrangement with Mr. Bijou. He was paid at an annualized rate of $288,000 per year; however that amount represents a combination of salary and management fee paid to an entity owned by Mr. Bijou. As part of the management fee, Mr. Bijou assumes responsibility for certain costs, including basic employee benefits that would normally be paid by us. We believe the amount that we pay Mr. Bijou is similar to the amounts paid to or on behalf our previous CEOs. The salary level for our chief financial officer was set at a rate of $180,000 per year at the beginning of 2005 and remained at that level for 2006 and 2007. As discussed in more detail below, the  following base salary amounts for these executive officers became effective January 1, 2008: Mr. Bijou - $300,000, Dr. Yaniv - $275,000, and Mr. Baker $225,000. In addition, effective December 31, 2007, Dr. Richard Fink, Vice President became a named executive officer. Dr. Fink’s salary became $125,000 effective January 1, 2008.

Bonuses

We have a formula bonus plan covering all employees, including executive officers. This plan was originally established in 2004 and is based solely on the profitability of the company. This plan is designed to reward all employees when we are successful in reaching profitability. No bonuses have ever been paid under this plan, since we have incurred losses in each of the years since adoption of the plan. The maximum bonuses payable under this plan are $250,000 for the chief executive officer, $200,000 for the chief operating officer, and $150,000 for the chief financial officer. The maximum amounts would be payable if our net income is equal to, or exceeds $10 million. For purposes of this plan, net income is calculated using the accounting principles in effect at the time the plan was adopted, meaning stock based compensation using fair value as required by FAS 123R is excluded from the calculation. There are no minimum amounts payable under the plan and the target amounts are equal to the maximum amounts payable. The compensation committee of the board of the directors also has the power to award discretionary bonuses; however, no such bonuses have been granted since 2002 in the case of the CEO and the CFO. The COO received a discretionary bonus of $115,000 in 2007.

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

In 2004, the compensation committee adopted a multiyear program of performance based option covering the years from 2004 to 2007. The goals associated with this program related to breakeven in various years and certain revenue targets. When Mr. Bijou commenced employment in December 2006, he also received an option package which included a small portion of time based options which vested over a period of one year and the remainder of which were performance based options vesting based on achievement of certain modified cashflow from operations and EPS goals.

By the end of 2007, the majority of the options included in the 2004 grant had not vested and certain of the goals associated with the options granted in December 2006 were no longer considered reasonable based on events that had occurred in 2007. As such, a new multiyear program was adopted at the end of 2007 designed to replace expiring performance based options, provide reasonable goals, and align the goals of all executive officers. This program included a mixture of time based option and performance based options. The majority of these grants were performance based options with goals related to modified cashflow from operations and various earnings per share targets. This new program did not result in an increase in the number of options held by any of the existing executive officers. Dr. Fink received options as part of this program, however as previously indicated, Dr. Fink became an executive officer effective December 31, 2007 and was not an executive officer at the time of the grant.

For purposes of this discussion of performance based option goals, we consider the goals related to modified cash-flow from operations, or earnings per share targets, to be part of our confidential strategic plans, and as such we do not disclose the specifics of the goals at this time. Attainment of many of these goals will require the company to achieve financial results never before achieved in the history of the Company. We consider these goals achievable, but they represent a stretch and are considered essential to proving the business model. They align the interests of the executive officers with those of the shareholders.

At the present time, we have no formal policy related to stock ownership for executive officers, other than for those officers that are also members of the Board of Directors and are covered under the Board policy, which is described later in this section. In establishing grant levels, we do not consider the equity ownership levels of the executive officer. In general, we do not consider the existence of fully vested prior awards when establishing new grants. However, with newer executive officers, we may consider the lack of prior awards in establishing a higher level of new grants.

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

The majority of options are performance based awards granted on an annual basis as part of a budgeting/goal setting process. For executive officers, the compensation committee meets annually to establish compensation levels, including salary, bonus, and options, for the year. This meeting normally occurs in late November or early December prior to the start of the new year - for example in December 2007 for 2008 compensation. It could, however, occur as early as November as late as January. For all other employees, the goal setting process starts in December, but since it involves many more distinct goals and many more individuals; it is a longer process and as a result usually is not ready for submission to the Compensation Committee until January or later. All performance based awards for employees other than executive officers are annual awards that must either vest by the end of the calendar year, or they will expire unvested. At the time of the proposed award, we consider whether there are any known upcoming significant events, and have in the past delayed awards as a result of expected positive events.

All option grants for employees are approved by the compensation committee of the Board of Directors. The compensation committee has authorized the executive officers to grant limited amounts of options to new hires without seeking additional compensation committee approval. The compensation committee does not delegate any of its powers for granting options to others.

Other Benefits and Perquisites

Since we have not yet reached profitability on a consistent basis, we take a relatively bare-bones approach to benefits for all employees, including executive officers. There are no benefit plans available to executive officers that are not available to all employees. Executive officers participate in the same benefit plans covering other employees. These benefits include limited health and dental insurance, group term life insurance, and limited long-term disability insurance. The only retirement plan that we maintain is a 401K plan funded entirely by employee elective deferrals. We have no company funded retirement plans or deferred compensation plans. We also do not provide any of the perks common at larger companies. The only perk that we provide is an auto allowance. We have provided an auto allowance of $1,000 per month to our COO and $500 per month to our CFO and effective January 1, 2008; we began providing an auto allowance of $1,000 per month to our CEO. The amounts paid as auto allowances are considered in setting the overall level of compensation for the executive officer.

Compensation Approval Process

The Compensation Committee of the Board of Directors approves all compensation and awards to executive officers. The CEO provides recommendations to the compensation committee for the other executive officers, all of which directly or indirectly report to him, and regarding most compensation matters, including executive compensation, the CFO in consultation with the CEO, provides information to the Compensation Committee. However, the Compensation Committee does not delegate any of its functions to others in setting compensation. We did not make formal use of any compensation consultants in determining executive compensation levels for any of the executive officers.

In 2006 we used an executive search firm in connection with our search for a new CEO. That firm, Christian & Timbers, indicated that at the time our CEO salary was at the low end of the range, although when considering options, it fell within the normal range of CEO compensation for similar companies. In November 2007, we performed a compensation analysis to benchmark our compensation package against other similar companies. We did not use an outside compensation consultant for this study, but rather performed the analysis internally. We selected the following companies: Nanogen (NGEN), Nanosphere (NSPH), Harris & Harris (TINY), Nanosys (NNSY), Acacia Research/Acacia Technologies (ACTG), Arrowhead Research (ARWR), and Symyx Technologies (SMMX). In selecting these companies, we considered such factors as nanotechnology involvement, market capitalization, revenue levels, profitability, and line of business. While no particular company is a perfect match, we believe that overall this is a representative mix of companies to use as a comparison. We gathered data on these companies from publicly available data, including SEC filings. In general, there was a lag of one or more years related to these filings, so the most recent data available for these companies was from 2006 or prior.

The results of our benchmarking study showed that the compensation paid to executive officers at Nano-Proprietary, Inc. was well below average for the peer group selected.  Salaries were at or near the bottom of the range. In the case of the CEO and COO, all but one of the comparison companies paid higher salaries and in the case of the CFO, all of the comparison companies paid higher salaries. The majority of the comparison companies paid bonuses despite the existence of net operating losses. While the Nano-Proprietary officers had the potential for larger option grants, based on options actually vested, on average the comparison companies also had higher levels of options granted.

When setting compensation levels for 2008, we considered the result of this study. Salaries were set at the previously disclosed levels based on this study and in consideration of the fact that salary levels had been unchanged for three years. These new salary levels are, in general, still below average for the comparison companies, but much closer than previous levels. Until such time as the company attains profitability, we believe it reasonable for salaries to be slightly below average. When the company reaches profitability, it is anticipated that salaries will be adjusted to market levels. We continued our bonus plan based on profitability and it is anticipated that future bonuses will not be paid until such time as we have reached profitability. Finally, as previously described, we granted options to the executive officers in December 2006. These options included both time based and performance based options, although the majority of the options were performance based. This split was determined, in part based on the option vesting history over the past several years.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee
Ronald J. Berman, Chairman;
Bradford Lamb;
Tracy Bramlett

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2007, 2006 and 2005 by all individuals that served as Chief Executive Officer during 2007, the Chief Financial Officer, all individuals that were Named Executive Officers as of the end of the previous year, and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2007 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary	Option Awards (1)	All Other Compensation (4)	Total

Thomas F. Bijou (2)	2007	$ 288,000	$ 505,357	$ 0	$ 793,357
Chief Executive Officer	2006	$ 24,000	$ 663,422	$ 0	$ 687,422

Dr. Zvi Yaniv	2007	$ 250,000	$ 247,588	$ 12,000	$ 509,588
Chief Operating Officer	2006	$ 250,000	$ 265,369	$ 12,000	$ 527,369
	2005	$ 250,000	$ 1,005,430	$ 12,000	$ 1,267,430

Douglas P. Baker	2007	$ 180,000	$ 154,743	$ 6,000	$ 340,743
Chief Financial Officer	2006	$ 180,000	$ 132,684	$ 6,000	$ 318,684
	2005	$ 180,000	$ 502,715	$ 6,000	$ 688,715

Dr. Richard Fink (3)	2007	$ 100,000	$ 73,842	$ 0	$ 173,842
	2006	$ 97,667	$ 18,244	$ 0	$ 115,911
	2005	$ 86,000	$ 23,221	$ 0	$ 109,221

(1) Amounts included in the option awards column are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” See Note 8 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. The amounts are calculated based on all options granted during the year without regard to whether the options vest or expire. As discussed in the Compensation Discussion and Analysis, the majority of options granted are performance based options associated with specific goals. To the extent that the goals are not achieved, the options do not vest and expire. The amount included for 2005 is based on the number of options awarded to Dr. Yaniv and Mr. Baker, of 700,000 and 350,000, respectively. For Dr. Yaniv, 200,000 of those options ultimately vested and 500,000 of those options expired. For Mr. Baker, 100,000 of those options ultimately vested and 250,000 of those options expired. All of the options granted to executive officers in 2005 are priced significantly above the current market price of the stock and none of the vested options have been exercised.

None of the options granted in 2006 to Dr. Yaniv, or Mr. Baker vested and all have expired as of December 31, 2007. A total of 1,000,000 options were granted to Mr. Bijou in 2006, of which 200,000 of those options have vested and the remaining 800,000 options have expired as of December 31, 2007. None of the options granted to Mr. Bijou, Dr. Yaniv, or Mr. Baker have vested as of February 18, 2008. All of the options granted to Dr. Fink in 2005 and 2006 are fully vested. Of the options granted to Dr. Fink in 2007, 16,713 are fully vested and 100,000 are unvested as of February 18, 2008.

(2) Mr. Bijou began employment as CEO on December 1, 2006.

(3) Dr. Fink has been employed by the Company since 1995; however he only became a named executive officer as of December 31, 2007. Amounts for 2005 and 2006 are included for comparative purposes.

(4) The amounts included in the “All Other Compensation” column for Dr. Yaniv and Mr. Baker represents an automobile allowance in all years.

GRANTS OF PLAN-BASED AWARDS TABLE
Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Shares) (1)			All Other Option Awards Number of Shares Underlying Options	Exercise Price of Option Awards	Market Price on Date of Grant
			Threshold	Target	Maximum

Thomas F. Bijou	12/03/2007	11/30/2007				360,000	$1.19	$1.06
	12/03/2007	11/30/2007	0	200,000	200,000		$1.19	$1.06
	12/12/2007	12/12/2007	0	240,000	240,000		$1.19	$1.11

Dr. Zvi Yaniv	12/03/2007	11/30/2007				180,000	$1.19	$1.06
	12/03/2007	11/30/2007	0	100,000	100,000		$1.19	$1.06
	12/03/2007	11/30/2007	0	120,000	120,000		$1.19	$1.06

Douglas P. Baker	12/03/2007	11/30/2007				112,500	$1.19	$1.06
	12/03/2007	11/30/2007	0	62,500	62,500		$1.19	$1.06
	12/03/2007	11/30/2007	0	75,000	75,000		$1.19	$1.06

Dr. Richard Fink	01/29/2007	01/29/2007				16,713	$1.28	$1.28
	12/03/2007	11/30/2007				45,000	$1.19	$1.06
	12/03/2007	11/30/2007	0	25,000	25,000		$1.19	$1.06
	12/03/2007	11/30/2007	0	30,000	30,000		$1.19	$1.06

_____________________

(1) Performance-based option awards that vest upon the achievement of established goals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2007.

	Option Awards
	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
Name	Number Exercisable	Number Unexercisable		Option Exercise Price	Option Expiration Date

Thomas F. Bijou	200,000	-		$1.19	11/30/2016
	-	360,000		$1.19	12/03/2017
	-	-	200,000	$1.19	12/03/2017
	-	-	240,000	$1.19	12/12/2017

Dr. Zvi Yaniv (1)	100,000	-		$0.50	01/11/2009
	30,000	-		$1.50	02/02/2010
	200,000	-		$1.50	06/27/2010
	30,000	-		$0.96	07/28/2013
	250,000	-		$2.73	12/31/2013
	50,000	-		$2.17	12/31/2014
	200,000	-		$2.17	01/01/2015
	-	180,000		$1.19	12/03/2017
	-	-	100,000	$1.19	12/03/2017
	-	-	120,000	$1.19	12/03/2017

Douglas P. Baker (1)	30,000	-		$1.50	02/02/2010
	50,000	-		$1.50	06/27/2010
	60,000	-		$0.63	03/02/2011
	100,000	-		$0.92	07/16/2011
	150.000	-		$0.73	12/05/2011
	13,000	-		$0.96	07/28/2013
	200,000	-		$2.73	12/31/2013
	50,000	-		$2.17	12/31/2014
	100,000	-		$2.17	01/01/2015
	-	112,500		$1.19	12/03/2017
	-	-	62,500	$1.19	12/03/2017
	-	-	75,000	$1.19	12/03/2017

Dr. Richard Fink	2.500	-		$1.50	01/03/2010
	2,500	-		$1.50	02/15/2010
	2,000	-		$0.58	02/16/2011
	32,750	-		$1.00	12/31/2012
	6,875	-		$0.50	03/20/2013
	21,000	-		$0.56	04/16/2013
	19,881	-		$2.50	03/10/2014
	15,906	-		$2.17	01/01/2015
	3,487	-		$2.17	02/14/2016
	10,112	-		$2.25	04/11/2016
	16,713	-		$1.28	01/29/2017
	-	45,000		$1.19	12/03/2017
	-	-	25,000	$1.19	12/03/2017
	-	-	30,000	$1.19	12/03/2017

______________________

(1) Includes options still outstanding that were previously transferred by gift and reported on Form 4 by the Named Executive Officer. For Dr. Yaniv these options are the 100,000 options expiring 01/11/2009. For Mr. Baker, these options are the 60,000 options expiring 03/02/2011.

OPTION EXERCISE AND STOCK VESTED TABLE

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Douglas P. Baker (1)	32,000	$ 27,840
	40,000	$ 71,800

(1)           All transactions are option exercises that were exercised in buy and hold transactions. Value realized represents the intrinsic value of the options on the date of exercise and not actual value realized by the named executive officer. The 40,000 options represent options previously transferred by gift, but reported in this table.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

None of the named executive officers have employment contracts, and therefore, there are no formal payments due on change in control or other employment termination. Our 2002 Equity Compensation Plan, which includes all employees, including executive officers, includes a provision which accelerates the vesting of all unvested options upon certain change in control events. Unvested options held by Named Executive Officers as of December 31, 2007 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table included in this item.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Option Awards (2)	Total

Howard Westerman (3)	$ 5,000	$ 4,542	-	$ 9,542
Ronald J. Berman	$ 18,800	$ 11,592	-	$ 30,392
Bradford S. Lamb	$ 4,800	$ 2,975	$15,510	$ 23,285
Tracy K. Bramlett (3)	$ 1,000	$ 991	-	$ 1,991
Dr. Robert Ronstadt	$ 18,700	$ 11,592	-	$ 30,292
Patrick V. Stark (3)	$ 1,000	$ 991	-	$ 1,991
Marc W. Eller (4)	$ 19,000	-	-	$ 19,000
Charles Bailey (4)	$ 150	-	-	$ 150
Eddie Lee (4)	$ 14,300	-	-	$ 14,300

(1) Amounts included in the restricted stock awards column are calculated based on the total fair market value of the shares granted on the date of the grant.

(2) Amounts included in the option awards column are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” See Note 8 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. See the table titled “Security Ownership of Management” included in Item 12 of this report for stock option grants outstanding at year held by each Director.

(3) Directors Westerman, Bramlett, & Stark became Directors during 2007. Director Westerman was appointed in May 2007 and subsequently elected at the annual shareholders meeting in September 2007. Directors Stark and Bramlett were elected at the annual shareholders meeting in September 2007.

(4) Director Bailey resigned in June 2007. Directors Eller and Lee chose not to run for reelection to the Board of Directors and their terms expired at the time of the annual shareholders meeting in September 2007.

We also revised our director compensation plan in June 2007.  Up until that time, all Directors who were not employees of the Company received $150 per board meeting or committee meeting attended in person, and $50 per telephonic meeting. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by Nano-Proprietary. The outside Directors also participated in the 2002 Equity Compensation Plan, under which Nano-Proprietary may grant stock options to any Director. Previously each Director was granted 50,000 options priced at market on the last Monday of July. The level of 50,000 options per year was set by the Board of Directors in April 2001, and ratified each successive year since then by the compensation committee of the Board of Directors.

Under this plan, the compensation that we paid to our outside Directors was heavily weighted toward stock based compensation to minimize the amount of cash that we used, and it was designed to compensate the Directors for the risk that they assume as directors of a public company. One drawback to this plan, given the nominal amounts of cash paid, was that for an outside Director to actually realize any compensation for services performed, they had to exercise the options and sell the underlying shares. Although sales of securities can occur for a variety of reasons, sales by insiders are often perceived as negative by shareholders. In order to avoid that inherent conflict, we revised our compensation plan for outside Directors as described in the following paragraph.

We now pay our outside Directors with a combination of cash and restricted stock. The Directors each receive an annual retainer of $12,000, paid quarterly. Each committee chairman receives an additional annual retainer of $6,000, paid quarterly, and the Board Chairman, if not an employee, receives an additional annual retainer of $8,000. In addition to the cash payments, each outside Director receives a quarterly grant of 2,500 shares of restricted stock on the last day of January, April, July, and October. These grants are prorated if a Director only serves a portion of the quarter, the grants vest quarterly over a one year period starting on the date of the grant.

This plan replaced the option grants that would have been made on the last day of July 2007 and as such the amounts paid in July 2007 were prorated annual amounts. One Director, Brad Lamb received the option grant in July 2007, rather than the new plan. Mr. Lamb first became a Board Member in December 2006 and was made aware of the existing compensation plan at the time. Since Mr. Lamb had received no previous option grants, he requested that he be compensated under the old method for 2007 and this was approved by the Board. Effective with the third quarter 2007 payments, Mr. Lamb’s compensation was switched to the new system to match the other Outside Directors.

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

Director Ownership Requirements

At the same time that we adopted the new compensation plan for Outside Directors, we also adopted stock ownership requirements covering all Directors - both outside Directors and employee Directors. All Directors are required to own a minimum of 20,000 shares of Nano-Proprietary common stock. There is no time limit in which a new director must meet those requirements; however, until a Director owns a minimum of 20,000 shares, the Director is not allowed to sell any shares. Furthermore, if a Director owns in excess of 20,000 shares, that Director is not allowed to sell shares, whether owned or received as a result of the exercise of options, if at the completion of the transaction, it will result in an ownership position of less than 20,000 shares. All current Directors currently meet this ownership requirement with the exception of Director Bramlett, who became a Director in September 2007 and owns 13,333 shares as of the date of this filing.  He has purchased 10,000 shares since becoming a Director and received an additional 3,333 shares of restricted stock under the Director compensation plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Berman, Mr. Bramlett, and Mr. Lamb. None of them is or has been an officer or employee of Nano-Proprietary, nor do any of them have any relationships requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship existed during the fiscal year ended December 31, 2007, between Nano-Proprietary’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Nano-Proprietary, Inc. stock as of February 18, 2008, are listed below. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P.	7,301,776	6.81%
Barry Kitt, General Partner 4965 Preston Park Blvd., Suite 240 Plano, TX 75093

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Nano-Proprietary’s common stock as of February 18, 2008, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options and Restricted Stock Included in Beneficial Ownership (1)	Common Stock Beneficial Ownership	Percentage of Class
Thomas F. Bijou	245,000	463,429	*
Dr. Zvi Yaniv	782,500	942,500	*
Douglas P. Baker	707,062	766,562	*
Dr. Richard Fink	139,349	139,349	*
Ronald J. Berman	720,209	1,140,134	1.05%
Howard Westerman	1,459	188,499	*
Dr. Robert Ronstadt	180,209	191,659	*
Bradford S. Lamb	29,792	124,213	*
Tracy Bramlett	208	10,208	*
Patrick V. Stark	208	39,503	*

All Executive Officers and Directors as a group (10 persons)	2,805,996	4,006,056	3.64%

*	Less than 1%

(1)
This column lists shares that are subject to options exercisable within sixty (60) days of February 18, 2008 and restricted stock that vests within sixty (60) days of February 18, 2008, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of Nano-Proprietary	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (4)
	(a)	(b)	(c)
1992 Employee Plan (1)	905,000	$1.05	-
1992 Outside Directors Plan (2)	210,000	$1.11	-
1998 Directors and Officers Plan	500,000	$0.46	-
2002 Equity Compensation Plan (3)	5,282,180	$1.72	3,434,453
Total	6,897,180	$1.52	3,434,453

(1)
The 1992 Employee Plan was originally approved by shareholders and authorized 3.0 million shares. The plan was subsequently amended twice by the Board to increase the authorized number of shares and is therefore classified as a plan not approved by our shareholders.

(2)
The 1992 Outside Directors Plan was originally approved by shareholders and authorized 500,000 shares. The plan was subsequently amended by the Board to increase the authorized number of shares and is therefore classified as a plan not approved by our shareholders

(3)
The 2002 Equity Compensation Plan was overwhelmingly approved by a majority of the shareholders actually casting votes at the 2007 annual meeting of shareholders. However, since less than 50% of the shares eligible to vote actually cast votes, the plan does not fall into the category of plans approved by shareholders under SEC rules.

(4)	This column excludes securities reflected in column (a)

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

In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. All options granted under this plan were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in such plan. A total of 5,000,000 options were initially authorized under this plan. This plan was amended December 31, 2004 to increase the authorized shares by 3,000,000 to a total of 8,000,000 shares and again on December 12, 2007 to increase the authorized shares by another 2,000,000 to a total of 10,000,000 shares.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

No fees were billed to the Company in 2007 or 2006 by, the Company’s current auditor. Our prior auditor, Sprouse & Anderson, L.L.P. merged with Padgett, Stratemann & Co., L.L.P. in 2007 and no longer exists. The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Nano-Proprietary’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2007 and 2006 totaled $56,609 and $57,200, respectively.

Audit-Related Fees

Nano-Proprietary did not incur or pay any fees to either Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson, L.L.P., and neither Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson; L.L.P. provided any services related to audit-related fees in the last two fiscal years.

Tax Fees

There were no fees billed to Nano-Proprietary by either Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson, L.L.P. for services rendered to Nano-Proprietary during the last two fiscal years for tax compliance, tax advice, or tax planning.

All Other Fees

There were no fees billed to Nano-Proprietary by either Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson, L.L.P. for services rendered to Nano-Proprietary during the last two fiscal years, other than the services described above under “Audit Fees.”

It is the audit committee’s policy to pre-approve all services provided by the Company’s auditors. All services provided by Sprouse & Anderson, L.L.P. during the years ended December 31, 2007 and 2006 were pre-approved by the audit committee.

As of the date of this filing, Nano-Proprietary current policy is to not engage Padgett, Stratemann & Co., L.L.P. to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that Nano-Proprietary engage Padgett, Stratemann & Co., L.L.P. to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

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

See accompanying Index to Exhibits on page 72 for a descriptive response to this item. The Company will furnish to any shareholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing any such exhibit.

(b)	Reference is made to Item 15(a)(3) above.

(c)	Reference is made to Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO-PROPRIETARY, INC.
By:	/s/ Thomas F. Bijou
Thomas F. Bijou, Chief Executive Officer February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Bijou Thomas F. Bijou	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	February 25, 2008

/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Director)	February 25, 2008

Dr. Robert Ronstadt* Bradford S. Lamb* Ronald J. Berman* Dr. Zvi Yaniv* Howard Westerman* Tracy Bramlett* Patrick V. Stark*	Directors	February 25, 2008

*By:	/s/ Douglas P. Baker
(Douglas P. Baker, Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(i).1*	Restated Articles of Incorporation of Company, as filed with the Secretary of State for the State of Texas. (Exhibit 3(i).1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
3(ii).1*	Amended and Restated Bylaws of the Company. (Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
4.1 *	Form of Certificate for shares of the Company’s common stock (Exhibit 4.1 to the Company’s Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
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

10.1*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.2*	1998 Directors and Officers Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.3*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.4*	Amended and Restated 2002 Equity Compensation Plan. (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
10.6*	Amendment No. 1 to the lease agreement between the Company and Industrial Properties Corporation dated as of December 15, 2006.
10.7*	Nano-Proprietary, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.8*	Nano-Proprietary, Inc. Compensation Committee Charter (Exhibit 10.18 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.9*	Nano-Proprietary, Inc. Nominating Committee Charter (Exhibit 10.19 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.10*	Patent License Agreement between SI Diamond Technology, Inc. and Till Keesmann (Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)
10.11*	Second Addendum to Patent License Agreement by and among Nano-Proprietary, Inc. and Till Keesmann (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 18, 2002).
10.12*
Asset Purchase Agreement between Novus Communication Technologies, Inc., Novus Displays, LLC, Electronic Billboard Technology, Inc. and Nano-Proprietary, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 22, 2006)

10.13*
Asset Purchase Agreement between Novus Communication Technologies, Inc., Electronic Billboard Technology, Inc. and Nano-Proprietary, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 22, 2006)

11	Computation of (Loss) per Common Share
14 *	Nano-Proprietary, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1	Section 1350 Certificate of Thomas F. Bijou, Chief Executive Officer
32.2	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer

73