Form 10-Q
period 2008-03-31
NANO PROPRIETARY INC
filed 2008-04-29
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☑

Non-accelerated Filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

As of April 25, 2008, the registrant had 107,173,549 shares of common stock, par value $.001 per share, issued and outstanding.

NANO-PROPRIETARY, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$2,528,839	$3,020,096
Accounts receivable, trade – net of allowance for doubtful accounts	342,245	253,963
Prepaid expenses and other current assets	57,099	77,038

Total current assets	2,928,183	3,351,097

Property and equipment, net	268,802	278,456
Other assets	118,269	115,305
Total assets	$3,315,254	$3,744,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$721,531	$447,106
Obligations under capital lease	30,248	29,416
Accrued liabilities	103,458	103,003
Deferred Revenue	269,153	306,427

Total current liabilities	1,124,390	885,952

Obligations under capital lease, long-term	22,123	30,004

Total Liabilities	1,146,513	915,956
Commitments and contingencies	–	–

Stockholders' (deficit):
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,173,549 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	107,174	107,174
Additional paid-in capital	108,667,983	108,580,565
Accumulated deficit	(106,606,416)	(105,858,837)

Total stockholders' equity	2,168,741	2,828,902

Total liabilities and stockholders' equity	$3,315,254	$3,744,858

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Revenues
Government contracts	$545,824	$517,416
Contract Research	184,358	302,211
Other	139,832	137,240
Total Revenues	870,014	956,867

Research and Development	1,182,135	1,075,501
Selling, general and administrative expenses	1,055,270	1,238,683

Operating costs and expenses	2,237,405	2,314,184

Gain on sale of intellectual property and other assets	100,000	–

Loss from operations	(1,267,391)	(1,357,317)

Other income (expense), net
Interest Expense	(1,598)	(269)
Interest Income	21,410	11,699
Litigation Settlement	500,000	–

Loss from continuing operations before taxes	(747,579)	(1,345,887)

Provision for taxes	–	–

Net loss	$(747,579)	$(1,345,887)
Loss per share

Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	107,173,549	104,289,473

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(747,579)	$(1,345,887)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	16,049	11,327
Stock based compensation expense	87,418	189,868
Changes in assets and liabilities:
Accounts receivable, trade	(88,282)	(194,437)
Prepaid expenses and other assets	16,975	(63,031)
Accounts payable and accrued liabilities	274,880	405,702
Deposits and Deferred Revenue	(37,274)	222,264

Total adjustments	269,766	571,693

Net cash used in operating activities	(477,813)	(774,194)

Cash flows from investing activities:
Capital expenditures	(6,395)	(42,710)
Net cash used in investing activities	(6,395)	(42,710)

Cash flows from financing activities:
Repayment of notes payable and capital lease obligations	(7,049)	–
Proceeds of stock issuance, net of costs	–	107,253

Net cash provided by (used by) financing activities	(7,049)	107,253

Net increase (decrease) in cash and cash equivalents	(491,257)	(709,651)

Cash and cash equivalents, beginning of period	3,020,096	2,085,338

Cash and cash equivalents, end of period	$2,528,839	$1,375,687

See notes to consolidated financial statements.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2008 and 2007, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2008 and 2007, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2008 and 2007, was $1,598 and $269, respectively. During the three months ended March 31, 2008 and 2007, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4.

3.       Stockholders’ Equity

                 The Company issued no shares of stock during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company issued 135,687 shares of its common stock and received $107,253 in connection with the exercise of stock options.

4.           Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

The Company recorded $76,968 in compensation expense in the period ended March 31, 2008, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For options issued in 2008, the same assumptions were used except that risk free interest rates ranging from 1.80% to 3.13% were used and an annualized volatility rate of approximately 75% was used. The period ended March 31, 2008 also includes $10,450 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

The Company recorded $189,868 in compensation expense in the period ended March 31, 2007, related to options issued under its stock-based incentive compensation plans.

NANO-PROPRIETARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.       Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2007 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and oral arguments in the case have been tentatively scheduled for the week of June 2, 2008.

Keesmann litigation

In May 2006 we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology.   The complaint, which resulted from Keesmann’s attempted termination of the license in March 2006, seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license. We also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license.

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

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007.  Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. This second motion was withdrawn, without prejudice in March 2008.

In 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”).  In December 2006, we amended our original complaint to add these investors as additional defendants. The amended complaint also contains additional claims including breach of contract, conversion, aiding and abetting conversion, conspiracy to commit conversion, misappropriation, aiding and abetting misappropriation, conspiracy to commit conversion, Lanham Act violations, tortious interference with a prospective economic relationship, aiding and abetting tortious interference with a prospective economic relationship, and conspiracy to tortiously interfere with a prospective economic relationship. We completed a settlement agreement with these additional defendants in February 2008. As a result of this settlement agreement, we received a payment of $500,000 in exchange for dropping all claims against these defendants. Mr. Keesmann did not participate in this settlement and the litigation against Mr. Keesmann continues. No trial date has been set for this matter.

6.       Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2008 and 2007:

	ANI	EBT	All Other	Total
2008

Revenue	$870,014	$-	$-	$870,014

Profit (Loss)	(440,541)	(520)	(306,518)	(747,579)

Expenditures for
long-lived assets	6,395	-	-	6,395

2007

Revenue	$956,867	$-	$-	$956,867

Profit (Loss)	(956,574)	(1,298)	(388,015)	(1,345,887)

Expenditures for
long-lived assets	42,710	-	-	42,710

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

Three months ended March 31, 2008 and 2007

OVERVIEW

          We are primarily a nanotechnology company engaged in the performance of services and development of technologies based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, we expect to incur additional research and development expenses throughout 2008 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

          We expect our present cash balances, which are approximately $2 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through the end of 2008.  We have a plan to achieve profitability in 2008. There can be no assurance that we will achieve profitability, or even break-even, or that expected revenue sources will all occur as planned. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues.

          We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and reimbursed research contracts. Our current cash, which is approximately $2.0 million as of the date of this filing, when combined with expected revenues, is sufficient to allow us to maintain operations at least through the end of 2008. We expect additional revenue producing projects or license agreements to be finalized during 2008. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

RECENT DEVELOPMENTS

In February 2008, we entered into a partial settlement of the Keesmann litigation, which is described in more detail in Part II, Item 1 of this report. As part of this settlement, we received a payment of $500,000. The settlement also has the effect of simplifying the remaining issues in the case and should reduce both the cost of, and time to, ultimate resolution of the entire case.

During the quarter ended March 31, 2008, we extended the life on warrants due to expire on April 23, 2008. These warrants were originally issued in connection with the private placement of our common stock completed in April 2007. As part of that private placement, we issued a total of 1,304,353 warrants, each enabling the holder purchase a share of our common stock at a price of $2.50 per share. The expiration date of these warrants was extended to December 31, 2008.

In February 2008, we received a notice of allowance from the U.S. Patent Office related to our patent application titled “Nanobiosensor and carbon nanotube thin film transistor.” This patent is one of the basic patents that covers a wide variety  of biosensor applications and combines a sensing element with a thin film transistor structure to report and measure the results.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period. At March 31, 2008 we had cash and cash equivalents of approximately $2.5 million as compared with cash and cash equivalents of $3.0 million at December 31, 2007.  This decrease in cash is primarily the result of cash used in operating activities.

Our cash used in operating activities decreased from $774,194 in the 2007 Period to $477,813 in the 2008 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” section. We would expect our cash used in operating activities to fluctuate in future quarters in 2008, depending on the timing of receipt of various items. We expect reduced cash used in operations, or positive cash flow from operations, later in 2008 as a result of  increasing revenues, while expenses increase at a much lower rate.

We used cash in financing activities of $7,049 during the quarter ended March 31, 2008 (the “2008 Period”), as compared with cash flow from financing activities of $107,253 during the quarter ended March 31, 2007 (the “2007 Period”). The cash flow in the 2007 Period resulted from the issuance of common stock in connection with the exercise of stock options. The cash used in the 2008 Period was the result of payments on capital leases.

We used net cash of $42,710 for investing activities in the 2007 Period related to the purchase of research equipment, compared with cash used in investing activities related to equipment purchases of $6,395 in the 2008 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2008.

The principal source of our liquidity has been funds received from exempt offerings of common stock. Given our current cash balance, which is approximately $2 million, we do not expect that we will need to raise additional funds in 2008; however in the event that we do, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2008. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2008 based on the receipt of research funding and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our loss from operations for the 2008 Period was $747,579 as compared with the loss from the operations of $1,345,887 for 2007 Period. Our total revenues for the 2008 Period were slightly lower than in the 2007 Period; however our costs associated with the revenues decreased by a similar amount during the 2008 Period. The reasons for the decreased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2008, totaled $870,014 compared to $956,867 for the same quarter in 2007. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. During the 2007 Period, $517,416 of the revenue came from government contracts and $439,451came from other private sources. In the 2008 Period, our revenue from government contracts increased to $545,824, and our revenue from other commercial sources decreased to $324,190. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2008 to increase above the first quarter level. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.2 million as of March 31, 2008 and we expect our revenue to continue at or above current levels in future quarters as a result of this backlog. We had a total revenue backlog of approximately $2.6 million as of March 31, 2007. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel.

We incurred research and development expenses of $1,182,135 for the 2008 Period, which was an increase from the $1,075,501 incurred in the 2007 Period. This reflects a general increase in the level of activity and the costs associated with the new revenue producing projects. We expect research and development expenditures to continue to gradually increase for the remainder of the year as additional new projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $1,055,270 for the 2008 Period, compared with $1,238,683 for the 2007 Period – a decrease of about $185,000. Included in the 2008 Period are approximately $150,000 of litigation related expenses, a decrease of roughly $275,000 from the 2007 Period. This decrease in litigation related expenses was partially offset by an increase in other selling, general, and administrative expenses, including other professional services.

Our interest income is insignificant, but increased during the 2008 Period as a result of a higher average level of invested cash balances. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2008. Our interest expense was insignificant in both periods and is expected to remain so for the balance of the year.

During the 2008 Period, we also had a gain of $100,000 from the sale of certain excess patents, which we were no longer using and which did not relate to any of our current technology platforms. The 2008 Period also included a gain of $500,000 from a partial settlement related to the Keesmann litigation, which is discussed in greater deal in Part II, Item 1 to this report.

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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and oral arguments in the case have been tentatively scheduled for the week of June 2, 2008.

Keesmann litigation

In May 2006 we filed suit in the U.S. District Court for the Northern District of Illinois against Till Keesmann, a German citizen who in 2000 granted us an exclusive and perpetual license to certain of his U.S. and European patents in carbon nanotube cathode technology.   The complaint, which resulted from Keesmann’s attempted termination of the license in March 2006, seeks a declaratory judgment that Keesmann had no right to terminate the exclusive license. We also filed for a Temporary Restraining Order and Preliminary Injunction to prevent Keesmann from taking any actions inconsistent with his obligations under the exclusive license.

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

In January 2007, the Court granted our motion for preliminary injunction, ruling that there is a reasonable likelihood that we will prevail on the merits of the case. The preliminary injunction enjoins Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007.  Days after the Court issued the injunction, Keesmann again asserted a number of alleged defaults under the license. In April 2007, we filed a second motion for a temporary restraining order and preliminary injunction. This second motion was withdrawn, without prejudice in March 2008.

In 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”).  In December 2006, we amended our original complaint to add these investors as additional defendants. The amended complaint also contains additional claims including breach of contract, conversion, aiding and abetting conversion, conspiracy to commit conversion, misappropriation, aiding and abetting misappropriation, conspiracy to commit conversion, Lanham Act violations, tortious interference with a prospective economic relationship, aiding and abetting tortious interference with a prospective economic relationship, and conspiracy to tortiously interfere with a prospective economic relationship. We completed a settlement agreement with these additional defendants in February 2008. As a result of this settlement agreement, we received a payment of $500,000 in exchange for dropping all claims against these defendants. Mr. Keesmann did not participate in this settlement and the litigation against Mr. Keesmann continues. No trial date has been set for this matter.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended March 31, 2008.

ITEM 6.     EXHIBITS

       (a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO-PROPRIETARY, INC. (Registrant)

Date: April 29, 2008	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2008	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker