Form 10-Q
period 2008-06-30
Applied Nanotech Holdings, Inc
filed 2008-07-31
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

APPLIED NANOTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0273345
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3006 Longhorn Blvd., Suite 107
Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

(512) 339-5020
(Registrant's telephone number, including area code)

Nano-Proprietary, Inc.
(Registrant's Former Name)

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

[  ]  Yes        [X]   No

As of July 29, 2008, the registrant had 107,343,549 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$1,012,097	$3,020,096
Accounts receivable – net of allowance for doubtful accounts	629,438	253,963
Prepaid expenses and other current assets	106,988	77,038

Total current assets	1,748,523	3,351,097

Property and equipment, net	274,436	278,456
Other assets	18,269	115,305
Total assets	$2,041,228	$3,744,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$574,820	$447,106
Obligations under capital lease	31,103	29,416
Accrued liabilities	105,979	103,003
Deferred revenue	177,487	306,427

Total current liabilities	889,389	885,952
Obligations under capital lease, long-term	14,019	30,004
Commitments and contingencies	–	–

Total Liabilities	903,408	915,956

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,323,549 and 107,173,549 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	107,324	107,174
Additional paid-in capital	108,981,953	108,580,565
Accumulated deficit	(107,951,457)	(105,858,837)

Total stockholders equity	1,137,820	2,828,902

Total liabilities and stockholders equity	$2,041,228	$3,744,858

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Government contracts	$611,567	$559,158	$1,157,391	$1,076,574
Contract research	174,999	215,238	359,357	517,449
Other	66,668	141,642	206,500	278,882
Total Revenues	853,234	916,038	1,723,248	1,872,905

Research and development	1,207,756	996,211	2,389,891	2,071,712
Selling, general and administrative expenses	1,006,738	1,201,389	2,062,008	2,440,072

Operating costs and expenses	2,214,494	2,197,600	4,451,899	4,511,784

Gain on sale of intellectual property and other assets	3,572	–	103,572	–

Loss from operations	(1,357,688)	(1,281,562)	(2,625,079)	(2,638,879)

Other income (expense), net
Interest Expense	(1,400)	–	(2,998)	(269)
Interest Income	14,047	51,775	35,457	63,474
Litigation Settlement	–	–	500,000	–

Loss from continuing operations before taxes	(1,345,041)	(1,229,787)	(2,092,620)	(2,575,674)

Provision for taxes	–	–	–	–

Net loss	$(1,345,041)	$(1,229,787)	$(2,092,620)	$(2,575,674)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding

Basic and Diluted	107,283,989	106,608,465	107,228,769	105,455,375

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,092,620)	$(2,575,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,913	23,290
Stock based compensation expense	345,288	282,576
Changes in assets and liabilities:
Accounts receivable, trade	(375,475)	(137,573)
Prepaid expenses and other current assets	67,086	(116,599)
Accounts payable and accrued liabilities	130,690	364,928
Customer deposits and deferred revenue	(128,940)	357,340

Total adjustments	71,562	773,962

Net cash used in operating activities	(2,021,058)	(1,801,712)

Cash flows from investing activities:
Purchases of fixed assets	(28,893)	(43,622)
Net cash used in investing activities	(28,893)	(43,622)

Cash flows from financing activities:
Repayment of capital leases	(14,298)	–
Proceeds from stock issuance, net of costs	56,250	6,297,474

Net cash provided by financing activities	41,952	6,297,474

Net increase (decrease) in cash and cash equivalents	(2,007,999)	4,452,140

Cash and cash equivalents, beginning of period	3,020,096	2,085,338

Cash and cash equivalents, end of period	$1,012,097	$6,537,478

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2008 and 2007, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2007, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2008 and 2007, was $2,998 and $269, respectively. During the six months ended June 30, 2008 and 2007, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4.

3.	Stockholders’ Equity

During the six months ended June 30, 2007, we issued 2,608,698 restricted shares of common stock and received net proceeds of $6,000,000 in an exempt offering under Regulation D of the Securities Act of 1933. In connection with this offering, we also issued warrants enabling the holders to purchase 1,304,353 shares of our common stock at a price of $2.50 per share through December 2008. We also issued 302,244 shares of common stock and received proceeds of $297,474 in connection with the exercise of stock options during the six months ended June 30, 2007.

In the six months ended June 30, 2008, we issued 150,000 shares of common stock and received proceeds of $56,250 in connection with the exercise of stock options

4.	Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

The Company recorded $320,372 in compensation expense in the period ended June 30, 2008, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For options issued in 2008, the same assumptions were used except that risk free interest rates ranging from 1.74% to 3.13% were used and an annualized volatility rate of approximately 75% was used. The period ended June 30, 2008 also includes $24,916 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

The Company recorded $282,576 in compensation expense in the period ended June 30, 2007, related to options issued under its stock-based incentive compensation plans.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and oral arguments in the case were held on June 4, 2008. In July 2008, the Appeals Court reversed the District Court’s ruling related to our termination of the contract and reinstated Canon’s non-exclusive license. The appeals court also affirmed the District Court’s ruling related our appeal of the District Court’s exclusion of certain evidence at the time of trial.

Keesmann Litigation

In June 2008 we settled the litigation that was in process with Mr. Till Keesmann and there is no longer any contingent liability associated with that litigation.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Business Segments

Following is information related to our business segments for the six months ended June 30, 2008 and 2007:

	ANI	EBT	All Other	Total
2008
Revenue	$1,723,248	$-	$-	$1,723,248

Profit (Loss)	(1,470,759)	(520)	(621,341)	(2,092,620)

Expenditures for
long-lived assets	28,893	-	-	28,893

2007
Revenue	$1,872,905	$-	$-	$1,872,905

Profit (Loss)	(1,929,676)	(1,298)	(644,700)	(2,575,674)

Expenditures for
long-lived assets	43,622	-	-	43,622

8.	Subsequent Events

 In July 2008, we entered into a transaction with IP Verwertungs GmbH (“IPV”) related to our license agreement with Mr. Till Keesmann. In connection with this agreement, we received $1.2 million in July 2008. An additional $200,000 will be placed in escrow by IPV and will be released at a future date - either to us, or back to IPV, depending on licensing activity under the Keesmann license. In exchange for its payment, IPV will receive a portion of the royalties received as a result of Keesmann sublicenses. Initially, IPV will receive 25% of our portion of the royalties received from sublicenses. That percentage will increase to 50% once total royalties related to the Keesmann patents of approximately $5.0 million have been generated.

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

Six months ended June 30, 2008 and 2007

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

OUTLOOK

We expect our present cash balances, which are approximately $2 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at least through the end of 2008.  We have a plan to achieve profitability in 2008 -however an integral component of that plan is signing one or more licensing agreements with up-front payments. There can be no assurance that we will achieve profitability, or even break-even, or that expected revenue sources will all occur as planned. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RECENT DEVELOPMENTS

In June 2008, we settled our  litigation with Mr. Till Keesmann. The settlement agreement resulted in no payment to either party. In addition, at the same time, the license agreement with Mr. Keesmann was amended. The amendment set forth minimum terms for future sublicense agreements, clarified future licensing responsibilities, provided Mr. Keesmann the opportunity for advances against future royalties, and also provided Mr. Keesmann options for services to be rendered.

In July 2008, we entered into a transaction with IP Verwertungs GmbH (“IPV”) related to our license agreement with Mr. Till Keesmann. In connection with this agreement, we received $1.2 million in July 2008. An additional $200,000 will be placed in escrow by IPV and will be released at a future date - either to us, or back to IPV, depending on licensing activity under the Keesmann license. In exchange for its payment, IPV will receive a portion of the royalties received as a result of Keesmann sublicenses. Initially, IPV will receive 25% of our portion of the royalties received from sublicenses. That percentage will increase to 50% once total royalties related to the Keesmann patents of approximately $5.0 million have been generated.

Effective July 1, 2008, we changed our name from Nano-Proprietary, Inc. to Applied Nanotech Holdings, Inc. On the same date, our trading symbol changed from NNPP to APNT.

As described in greater detail in Note 5 to the financial statements and  Part II, Item 1, of this report, in July 2008, the Appeals Court reversed the District Court’s ruling related to our termination of the contract and reinstated Canon’s non-exclusive license to certain of our display technology.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period. At June 30, 2008 we had cash and cash equivalents in the amount of $1,012,097 as compared with cash and cash equivalents of $3,020,096 at December 31, 2007.  This decrease in cash is primarily the result of cash used in operating activities.

We received net cash from financing activities of $41,952 during the six months ended June 30, 2008 (the “2008 Period”), as compared with cash flow from financing activities of $6,297,474 during the six months ended June 30, 2007 (the “2007 Period”). The cash flow in the 2007 Period resulted from the issuance of common stock in connection with a private placement of our common stock and from the exercise of stock options. The cash flow in the 2008 Period was the result of the exercise of stock options, partially offset by payments on capital leases.

Our net cash used in operating activities increased from approximately $1.8 million in the 2007 Period to approximately $2.0 million in the 2008 Period. This is primarily the result of operating factors discussed below in the “Results of Operations” We would expect our cash used in operating activities to decrease in future quarters in 2008. We expect reduced cash used in operations, or positive cash flow from operations, in the third quarter of 2008 as a result of  the previously mentioned IPV transaction. We also expect reduced cash used in operations, or positive cash flow from operations, in the third quarter of 2008 as a result of  increasing revenues and decreasing expenses.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2008.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

The principal source of our liquidity has been funds received from exempt offerings of common stock. Our current cash balance, which is approximately $2.0 million, is sufficient to last us at least through the end of 2008. We also expect to sign agreements during that period which will extend the time period that cash will last. However in the event that we do determine that we need additional cash, we may seek to sell additional debt or equity securities. While we expect to continue to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2008 and 2009. While we would likely receive initial license payments, ongoing royalty streams related to some licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2008 based on the receipt of research funding and other revenues. A significant component of this plan involves signing one or more license agreements with up front payments. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

RESULTS OF OPERATIONS

Our net loss for the second quarter ended June 30, 2008 was $1,345,041 as compared with the loss of $1,229,787 for the same period last year. Our net loss of $2,092,620 for the six months ended June 30, 2007 was lower than the loss of $2,575,674 for the six months ended June 30, 2007. This decreased loss was the result of reasons set forth below. We expect our quarterly loss to be reduced in the third and fourth quarters of 2008.

Our revenues for the quarter ended June 30, 2008 totaled $853,234 compared to $916,038 for the same quarter of 2007. For the six-month period ended June 30, 2008 (the “2008 Period”), our revenues were $1,723,248 as compared with $1,872,905 for the six-month period ended June 30, 2007 (the “2007 Period”), a slight decrease. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in both periods came primarily from government contracts. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the revenue for the balance of 2008 to increase above the level of the first six months. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.4 million as of the date of this filing, a substantial increase over our backlog of approximately $2.1 million as of June 30, 2007, and we expect our revenue to remain at or above current levels in future quarters as a result of this backlog. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues.

We incurred research and development expenses of $2,389,891 in the 2008 Period, which was higher than the amount of $2,071,712 incurred in the 2007 Period. This reflects a general increase in the level of our activity and the costs associated with the revenue producing projects. We expect research and development expenditures to gradually decrease for the remainder of the year as we cut back our spending on projects that are not funded by outside sources.  Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our selling, general, and administrative expenses were $2,062,008 for the 2008 Period, compared with $2,440,072 for the 2007 Period – a decrease of approximately $380,000. The main reason for this decrease was decreased litigation expenses. We had litigation related expenses of approximately $900,000 in the 2007 Period, but only approximately $200,000 in the 2008 Period. The majority of the litigation expense in the 2007 Period related to the Canon litigation and expenses associated with the trial. The majority of the litigation expense in the 2008 Period related to the Keesmann litigation and the related multipart settlement. We expect litigation expenses to decline even further from current levels in the third and fourth quarters of 2008 as a result of the completion of the Canon appeal and the settlement of the Keesmann litigation.

Offsetting this increase in litigation expense were increases in other areas. Our stock based compensation expense increased from approximately $215,000 in the 2007 Period to approximately $275,000 in the 2008 Period. In addition, our payroll and related expenses increased from approximately $550,000 in the 2007 Period to approximately $630,000 in the 2008 Period as a result of additional administrative employees and other increased costs. We also incurred increased costs in the area of patent filings and maintenance fees, consultants, and as a result of our annual shareholders meeting.  We would expect our selling, general and administrative expenses to be lower in the third and fourth quarters of 2008 than in the first two quarters of 2008 as a result of the expected decrease in litigation expenses discussed in the preceding paragraph and other cost saving measures that we have implemented.

Our interest income is insignificant, but decreased during the 2008 Period as a result of a lower average level of invested cash balances. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2008. Our interest expense was insignificant in both periods and is expected to remain so for the balance of the year.

During the 2008 Period, we also had a gain of $100,000 from the sale of certain excess patents, which we were no longer using and which did not relate to any of our current technology platforms. The 2008 Period also included a gain of $500,000 from the  settlement related to the additional defendants in the Keesmann litigation, which is discussed in greater deal in Part II, Item 1 to this report. No similar items were included in 2007.

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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and oral arguments in the case were held on June 4, 2008. In July 2008, the Appeals Court reversed the District Court’s ruling related to our termination of the contract and reinstated Canon’s non-exclusive license. The appeals court also affirmed the District Court’s ruling related our appeal of the District Court’s exclusion of certain evidence at the time of trial.

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

In June 2006, Keesmann filed an Answer and Counterclaim, denying that the purported termination was null and void, and asserted a counterclaim that asks the court to find that we breached the exclusive license by, among other things, not actively marketing the Keesmann patents.  The Court granted a consent order that prevented Keesmann from licensing the patents pending an injunction hearing and decision.

In January 2007, the Court granted our motion for preliminary injunction, ruling that there was a reasonable likelihood that we would prevail on the merits of the case. The preliminary injunction enjoined Keesmann, his agents, employees, and all those acting in concert with him from terminating the license agreement for the reasons asserted in the March 2006 default notice, or otherwise acting in violation of the license agreement. In connection with this injunction, the Court set a surety bond, which is required by law, at $100,000. We posted the bond in February 2007. That bond was released back to us in July 2008.

In 2005, Keesmann conveyed part of his interests in the Exclusive License to investors associated with a German patent evaluation firm, IP Bewertungs AG (“IPB”).  In December 2006, we amended our original complaint to add these investors as additional defendants. The amended complaint also contained additional claims including breach of contract, conversion, aiding and abetting conversion, conspiracy to commit conversion, misappropriation, aiding and abetting misappropriation, conspiracy to commit conversion, Lanham Act violations, tortious interference with a prospective economic relationship, aiding and abetting tortious interference with a prospective economic relationship, and conspiracy to tortiously interfere with a prospective economic relationship. We completed a settlement agreement with these additional defendants in February 2008. As a result of this settlement agreement, we received a payment of $500,000 in exchange for dropping all claims against these defendants. Mr. Keesmann did not participate in that settlement and the litigation against Mr. Keesmann continued.

In June 2008, we settled the remaining litigation with Mr. Keesmann. The settlement agreement resulted in no payment to either party. In addition, at the same time, the license agreement with Mr. Keesmann was amended. The amendment set forth minimum terms for future sublicense agreements, clarified future licensing responsibilities, provided Mr. Keesmann the opportunity for advances against future royalties, and also provided Mr. Keesmann options for services to be rendered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 20, 2008 the Company held its 2008 Annual Meeting of Shareholders. The following items were presented to a vote of the holders (the “Shareholders”) of the Company’s issued and outstanding Common Stock:

(1)	Election of Directors.

(2)	To approve a proposal to amend the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from Nano-Proprietary, Inc. to Applied Nanotech Holdings, Inc.

(3)	To approve a proposal to ratify the Company’s Amended and Restated 2002 Equity Compensation Plan.

(4)	To ratify the appointment of Padgett, Stratemann & Co., L.L.P. as the Company’s independent public accountants for the fiscal year ending December 31, 2008.

The number of votes cast for each of the above is summarized in the table below. All numbers in the table below represent shares of Common Stock or the voting equivalent thereof):

Item Submitted to Shareholders	For	Against	Abstain	Non-Votes	Total

(1) Election of Directors
Election of Bradford S. Lamb	96,579,934	816,710	0	0	97,396,644
Election of Howard Westerman	96,600,164	796,480	0	0	97,396,644
Election of Douglas P. Baker	96,644,264	752,380	0	0	97,396,644
Election of Dr. Robert Ronstadt	96,622,649	773,995	0	0	97,396,644
Election of Dr. Zvi Yaniv	96,647,689	748,955	0	0	97,396,644
Election of Dr. Tracy Bramlett	96,596,114	800,530	0	0	97,396,644
Election of Ronald J. Berman	96,592,964	803,680	0	0	97,396,644
Election of Patrick V. Stark	96,600,164	796,480	0	0	97,396,644
Election of Thomas F. Bijou	96,647,099	749,545	0	0	97,396,644
(2) Approval of Name Change	96,135,340	1,096,012	165,292	0	97,396,644
(3) Ratification of Amended 2002
Equity Compensation Plan	35,530,069	4,481,865	598,493	56,786,217	97,396,644
(4) Ratification of Padgett, Stratemann
& Co. LLP as auditors	95,718,926	398,190	1,279,528	0	97,396,644

ITEM 6.     EXHIBITS

Exhibits: See Index to Exhibits on page 16 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: July 31, 2008	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2008	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker