Form 10-Q
period 2008-09-30
Applied Nanotech Holdings, Inc
filed 2008-10-31
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 29, 2008, the registrant had 107,343,549 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$1,169,813	$3,020,096
Accounts receivable – net of allowance for doubtful accounts	525,585	253,963
Prepaid expenses and other current assets	107,991	77,038

Total current assets	1,803,389	3,351,097

Property and equipment, net	298,251	278,456
Other assets	19,901	115,305
Total assets	$2,121,541	$3,744,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$654,471	$447,106
Obligations under capital lease	37,291	29,416
Accrued liabilities	145,476	103,003
Deferred revenue	45,090	306,427

Total current liabilities	882,328	885,952

Obligations under capital lease, long-term	34,553	30,004

Commitments and contingencies	–	–

Total Liabilities	916,881	915,956

Stockholders' (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,343,549 and 107,173,549 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	107,344	107,174
Additional paid-in capital	109,123,350	108,580,565
Accumulated deficit	(108,026,034)	(105,858,837)

Total stockholders equity	1,204,660	2,828,902

Total liabilities and stockholders equity	$2,121,541	$3,744,858

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Government contracts	$625,484	$664,541	$1,782,875	$1,741,115
Contract research	230,001	203,708	589,358	721,157
Other	36,368	181,500	242,868	460,382
Total Revenues	891,853	1,049,749	2,615,101	2,922,654

Research and development	1,167,488	1,136,220	3,557,379	3,207,932
Selling, general and administrative expenses	1,029,750	704,222	3,091,758	3,144,294

Operating costs and expenses	2,197,238	1,840,442	6,649,137	6,352,226

Gain on sale of intellectual property and other assets	1,225,999	–	1,329,571	–

Loss from operations	(79,386)	(790,693)	(2,704,465)	(3,429,572)

Other income (expense), net
Interest Expense	(2,010)	(80)	(5,008)	(349)
Interest Income	6,819	30,863	42,276	94,337
Litigation Settlement	–	–	500,000	–

Loss from continuing operations before taxes	(74,577)	(759,910)	(2,167,197)	(3,335,584)

Provision for taxes	–	–	–	–

Net loss	$(74,577)	$(759,910)	$(2,167,197)	$(3,335,584)

Loss per share

Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding

Basic and Diluted	107,338,332	107,173,060	107,265,556	106,034,229

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,167,197)	$(3,335,584)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	51,900	31,394
Stock based compensation expense	481,705	204,800
Changes in assets and liabilities:
Accounts receivable, trade	(271,622)	(147,203)
Prepaid expenses and other current assets	64,451	(161,045)
Accounts payable and accrued liabilities	249,838	398,494
Customer deposits and deferred revenue	(261,337)	322,784

Total adjustments	314,935	649,224

Net cash used in operating activities	(1,852,262)	(2,686,360)

Cash flows from investing activities:
Purchases of fixed assets	(36,705)	(51,470)
Net cash used in investing activities	(36,705)	(51,470)

Cash flows from financing activities:
Repayment of capital leases	(22,566)	–
Proceeds from stock issuance, net of costs	61,250	6,304,424

Net cash provided by financing activities	38,684	6,304,424

Net increase (decrease) in cash and cash equivalents	(1,850,283)	3,566,594

Cash and cash equivalents, beginning of period	3,020,096	2,085,338

Cash and cash equivalents, end of period	$1,169,813	$5,651,932

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

                The consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2008 and 2007, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2007, has been derived from the audited consolidated balance sheet as of that date.

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

                  The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

                 Cash paid for interest for the nine months ended September 30, 2008 and 2007, was $5,008 and $349, respectively. During the nine months ended September 30, 2008 and 2007, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4. The Company also had a non-cash transaction in the nine months ended September 30, 2008 in the amount of $34,990 related to the acquisition of equipment under a capital lease.

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

 In the nine months ended September 30, 2008, we issued 170,000 shares of common stock and received proceeds of $61,250 in connection with the exercise of stock options.

4.           Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

The Company recorded $441,670 in compensation expense in the period ended September 30, 2008, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For options issued in 2008, the same assumptions were used except that risk free interest rates ranging from 1.74% to 3.13% were used, and an annualized volatility rate of approximately 75% was used. The period ended September 30, 2008 also includes $40,035 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

The Company recorded $204,800 in compensation expense in the period ended September 30, 2007, related to options issued under its stock-based incentive compensation plans.

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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties filed appeals related to the litigation with the Fifth Circuit Court of Appeals and oral arguments in the case were held on June 4, 2008. In July 2008, the Court of Appeals reversed the District Court’s ruling related to our termination of the contract and reinstated Canon’s non-exclusive license. The Court of Appeals also affirmed the District Court’s ruling related to our appeal of the District Court’s exclusion of certain evidence at the time of trial. We asked the Fifth Circuit Court of Appeals for an en banc review of the decision by the full court, but that request was denied. There is no longer any contingent liability associated with this litigation.

Keesmann Litigation

In June 2008 we settled the litigation that was in process with Mr. Till Keesmann and there is no longer any contingent liability associated with that litigation.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.       Business Segments

Following is information related to our business segments for the nine months ended September 30, 2008 and 2007:

	ANI	EBT	All Other	Total
2008
Revenue	$2,615,101	$-	$-	$2,615,101

Profit (Loss)	(1,245,088)	(520)	(921,589)	(2,167,197)

Expenditures for
long-lived assets	36,705	-	-	36,705

2007
Revenue	$2,922,654	$-	$-	$2,922,654

Profit (Loss)	(2,365,586)	(1,298)	(968,700)	(3,335,584)

Expenditures for
long-lived assets	51,470	-	-	51,470

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

Nine months ended September 30, 2008 and 2007

OVERVIEW

We are primarily a nanotechnology company engaged in the development of proofs of concepts of products and materials , and the performance of funded research based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, we expect to incur additional research and development expenses throughout 2008 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balance, which is approximately $1.1 million as of the date of this filing, when combined with expected revenue sources, to enable us to operate at current levels through the end of the first quarter 2009. We expect to sign a significant license agreement by April 2009 which will then allow us to operate at least through the end of 2009. Unanticipated expenses such as litigation or other non-recurring items could cause us to require additional cash before the end of March 2009. At this point, it is unlikely that we will achieve breakeven for 2008, but our expectation is that we will be profitable in 2009. There can be no assurance that we will achieve profitability, or even break-even, or that expected revenue sources will all occur as planned. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services or materials, we may be unable to achieve profitability at the expected level of revenues. We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until our plan can be completed.

This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results would materially and adversely affect us.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RECENT DEVELOPMENTS

In July 2008, we entered into a transaction with IP Verwertungs GmbH (“IPV”) related to our license agreement with Mr. Till Keesmann. In connection with this agreement, we received $1.2 million in July 2008. We will receive up to an additional $200,000 by offsetting this amount from IPV’s share of future royalties. In exchange for its payment, IPV will receive a portion of our royalties received as a result of Keesmann sublicenses. Initially, IPV will receive 25% of our portion of the royalties received from sublicenses. That percentage will increase to 50% once total royalties related to the Keesmann patents of approximately $5.0 million have been generated.

In October 2008, we signed a license agreement with a large sporting goods manufacturer that included an initial royalty payment of $577,000 and an ongoing royalty payment of 4% of the manufacturer’s sales of products including the licensed technology. The initial royalty payment of $577,000 is payable in two installments. The first installment of the initial royalty payment in the amount of  $277,000 is due in October 2008 and the balance of $300,000 is due in the first quarter of 2009.

In September 2008, we were awarded a SBIR Phase II project by the U.S. Department of Homeland Security titled CNT Based D2 Ion Source for Improved Neutron and Proton Generator in the amount of approximately $265,000. After approximately six months, it is expected that the program will be expanded to approximately $1.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period. At September 30, 2008 we had cash and cash equivalents in the amount of $1,169,813 as compared with cash and cash equivalents of $3,020,096 at December 31, 2007.  This decrease in cash is primarily the result of cash used in operating activities.

Our net cash used in operating activities decreased from approximately $2.7 million in the nine months ended September 30, 2007 (the “2007 Period”) to approximately $1.9 million in the nine months ended September 30, 2008 (the “2008 Period”). This is primarily the result of operating factors discussed below in the “Results of Operations” We expect our cash used in operating activities to be no greater than $500,000 in the fourth quarter of 2008 based on increasing revenues and decreasing expenses.

We received net cash from financing activities of $38,684 during 2008 Period, as compared with cash flow from financing activities of $6,304,424 during the 2007 Period. The cash flow in the 2007 Period resulted from the issuance of common stock in connection with a private placement of our common stock and from the exercise of stock options. The cash flow in the 2008 Period was the result of the exercise of stock options, partially offset by payments on capital leases. We would expect net cash flow from financing activities to be insignificant for the remainder of 2008.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2008.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

The principal source of our liquidity has been funds received from exempt offerings of common stock. We believe our current cash balance, which is approximately $1.1 million, is sufficient to last us through March 2009. We expect to sign agreements during that period which will extend the time period that cash will last through the end of 2009. However in the event that we do determine that we need additional cash, we may seek to sell additional debt or equity securities. While we expect to continue to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2009. While we would likely receive initial license payments, ongoing royalty streams related to some licenses will not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2009 based on the receipt of research funding, licenses, and other revenues. A significant component of this plan involves signing one or more license agreements with up front payments. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

RESULTS OF OPERATIONS

Our net loss for the third quarter ended September 30, 2008 was $74,577 as compared with the loss of $759,910 for the same period last year. Our net loss of $2,167,197 for the nine months ended September 30, 2008 was significantly lower than the loss of $3,335,584 for the nine months ended September 30, 2007. This decreased loss was the result of reasons set forth below. We expect our quarterly loss in the fourth quarter of 2008 to be larger than the third quarter of 2008, but significantly reduced from that of the first two quarters of 2008.

Our revenues for the quarter ended September 30, 2008 totaled $891,853 compared to $1,049,749 for the same quarter of 2007. For the 2008 Period, our revenues were $2,615,101 as compared with $2,922,654 for the 2007 Period, a slight decrease. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in both periods came from government contracts. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the revenue for the fourth quarter of 2008 to increase above the level of the first three quarters of 2008. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.5 million as of the date of this filing, an increase over our backlog of approximately $3.4 million as of September 30, 2007, and we expect our revenue to remain at or above current levels in future quarters as a result of this backlog. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues.

        We incurred research and development expenses of $3,557,379 in the 2008 Period, which was higher than the amount of $3,207,932 incurred in the 2007 Period. This reflects a general increase in the level of our activity and the costs associated with the revenue producing projects. We expect research and development expenditures to gradually decrease for the remainder of the year as we cut back our spending on projects that are not funded by outside sources.  Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our selling, general, and administrative expenses were $3,091,758 for the 2008 Period, compared with $3,144,294 for the 2007 Period – a slight decrease. The main reason for this decrease was decreased litigation expenses. We had litigation related expenses of approximately $1.0 million in the 2007 Period, but only approximately $200,000 in the 2008 Period. The majority of the litigation expense in the 2007 Period related to the Canon litigation and expenses associated with the trial. The majority of the litigation expense in the 2008 Period related to the Keesmann litigation and the related multipart settlement. We expect litigation expenses to be virtually zero in the fourth quarter of 2008.

Offsetting this decrease in litigation expense were increases in other areas. Our stock based compensation expense included in selling, general, and administrative expense increased from approximately $80,000 in the 2007 Period to approximately $335,000 in the 2008 Period. We also incurred increased costs in the area of patent filings and maintenance fees, and consultants. We would expect our selling, general and administrative expenses to be lower in the fourth quarter of 2008 than in the first three quarters as a result of the expected decrease in litigation expenses discussed in the preceding paragraph and other cost saving measures that we have implemented.

Our interest income is insignificant, but decreased during the 2008 Period as a result of a lower average level of invested cash balances. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2008. Our interest expense, which is related to capital leases, was insignificant in both periods and is expected to remain so for the balance of the year.

During the 2008 Period, we also had gains of approximately $1.3 million from the sale of intellectual property. Approximately $1.2 million came from the sale of a portion of our interest in the Keesmann patents as described in “Recent Developments” of this Item 2. Also included is $100,000 from the sale of certain patents which we were no longer using and which did not relate to any of our current technology platforms. The 2008 Period also included a gain of $500,000 from the settlement related to the additional defendants in the Keesmann litigation. No similar items were included in 2007.

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

A trial on the case began on April 30, 2007 and a final judgment was entered in the case in May 2007. The final judgment reaffirmed Canon’s material breach of the patent license, while awarding no additional damages. Both parties have filed appeals related to the litigation. All appeal briefs and responses have been filed with the Fifth Circuit Court of Appeals and oral arguments in the case were held on June 4, 2008. In July 2008, the Court of Appeals reversed the District Court’s ruling related to our termination of the contract and reinstated Canon’s non-exclusive license. The Court of Appeals also affirmed the District Court’s ruling related to our appeal of the District Court’s exclusion of certain evidence at the time of trial. We asked the Fifth Circuit Court of Appeals for an en banc review of the decision by the full court, but that request was denied.

ITEM 6.     EXHIBITS

Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: October 31, 2008	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2008	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker