Form 10-K
period 2008-12-31
Applied Nanotech Holdings, Inc
filed 2009-03-02
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008; or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

APPLIED NANOTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0273345
(State of Incorporation)	(IRS Employer Identification Number)

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

Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2008 of $1.12, was approximately $120 million. As of February 25, 2009, the registrant had 107,395,216 shares of Common Stock issued and outstanding.

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

  Item 1.  Business.

DESCRIPTION OF BUSINESS

General

We are a nanotechnology company engaged in research based primarily on unique applications of carbon nanotube technology. Our research is based on intellectual property and expertise that we have developed over the past 20 years. As part of our research we perform services for others and develop products and materials based on this intellectual property. Our ultimate goal is to generate sustainable recurring revenues by licensing our technology to others. Our work is focused in the areas of nanoelectronics, nanocomposites, sensors, and electron emission activities.

We were incorporated in Texas in 1987 and completed our initial public offering in 1993. Our initial focus was on a next generation display technology called field emission display (“FED”). The majority of our research over the years has been related to FED technology, and we have accumulated significant intellectual property in this area. FED technology has evolved significantly over the life of the company, and we have been at the forefront of that evolution, accumulating intellectual property at each step of the way. We believe our intellectual property will be required by any entity that develops a display using FED technology. As discussed in greater detail under the heading “Electron emission activities”, our FED technology includes both carbon nanotube based field emission displays and thin-film based field emission technology.

While initially focusing primarily on FED technology, in the past several years we have expanded our research in many other areas to capitalize on the knowledge that we have gained. Much of this research was an outgrowth of our work in the FED area. This research was either related to other display technologies, used processes learned while we were working with FED technology, used raw materials used in our FED research, or capitalized on other unique capabilities within our organization. As a result we have developed significant intellectual property in other areas beyond that solely related to the FED technology. At present, we have over 300 total U.S. and foreign patents, including 120 issued, and over 200 pending.

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

Research and Development

As a result of our focus on developing and protecting our intellectual property, we spend significant amounts on research and development. We spent $4,614,644, $4,526,166, and $3,590,148 on research and development in the years ended December 31, 2008, 2007, and 2006, respectively. This represents approximately 54%, 54%, and 41% of our total operating costs and expenses in each of those years. We expect to continue to invest heavily in research and development, and we expect our research and development costs for 2009 to be approximately 70% of our operating costs. We seek to obtain funding for as much of our research as possible.

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

Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 and initially focused on developing sun-readable display products for outdoor use. Its primary product initially was an electronic billboard that would enable the outdoor advertising industry to exploit the Internet and information revolution by placing ads at different locations at different times. The focus of EBT was rapidly shifted to displays for indoor use that could be used as part of an overall point of purchase advertising program. We developed a patented product called the E-Window™, as well as patents surrounding the process of communicating with electronic displays for the purpose of placing advertisements. In 2002, we restructured EBT and stopped selling products directly and instead limited ourselves to licensing our intellectual property. We did this to focus on our business at ANI, which had higher short term potential and was less capital intensive. In 2006, we sold EBT’s intellectual property in two simultaneous transactions. This is discussed in greater detail below. To the extent that EBT is basically inactive, information relative to this segment may not be that meaningful.

Other. We also incur general operating overhead that is not associated with any specific subsidiary or other segment. This overhead is the approximate cost of being a public company, which is the amount in excess of that which might be incurred by a private company performing these same activities.

Following is a summary of revenues, net loss from continuing operations, and total assets for each segment for each of the last three years.

	2008	2007	2006
Revenues
ANI	$3,957,832	$3,989,803	$1,116,670
EBT	$—	$—	$—
Other	$—	$—	$—
Total Revenues	$3,957,832	$3,989,803	$1,116,670

Net income (loss) from continuing operations
ANI	$(1,520,726)	$(3,212,051)	$(6,108,745)
EBT	$(1,296)	$(1,298)	$933,720
Other	$(1,163,845)	$(1,043,542)	$(1,418,867)
Total	$(2,685,867)	$(4,256,891)	$(6,593,892)
Assets
ANI	$1,105,627	$778,863	$1,101,205
EBT	$—	$—	$—
Other	$686,862	$2,965,995	$1,592,237
Total	$1,792,489	$3,744,858	$2,693,442

Applied Nanotech, Inc.

Overall

We are a nanotechnology company focusing our efforts on research, development of proof of concepts for proposed products, and licensing our technology to others. We are developing world-class technologies that generally fall under one of five technology platforms. These platforms are:

•	Sensor technology
•	Nanoelectronic applications
•	Electron emission activities, primarily in the display area
•	Functional nanomaterials
•	Nanoecology

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

Electron Emission Activities

Until recent years, our main focus for virtually the entire life of Applied Nanotech Holdings has been on electron emission activities. We have performed extensive research and accumulated significant intellectual property in this area.  The bulk of that activity has centered on Field Emission Display (“FED”) technology. Field emission display is a next generation display technology that is ideally suited for use in large flat screen televisions, with “large” being defined as 50-inch diagonal or greater and discussed in greater detail below. While  we have always worked, at least peripherally with non-display related emission activities, recently we have observed an increase in activities in this field and as a result we are focusing more of our research on non-display activities. We have developed a broad patent portfolio covering numerous aspects of emission activities, with the majority involving carbon. Our most significant patent in this area is U.S. Patent 5869922, a patent we refer to as the Raman Spectrum Patent. This basic patent covers field emission devices using various forms of carbon; including carbon nanotubes (CNT)s, carbon films, and other forms of carbon that fall within a particular range on the Ultraviolet Raman band. Basic patents are fundamental and have broad applicability. This patent has wide geographic coverage, having been issued in the U.S., China, South Korea and has been validated in several European countries. The patent application is also pending in Japan.

Our electron emission activities can be divided into display activities and non-display activities. The display industry is, in general, dominated by large multinational corporations primarily based in Asia and participation in manufacturing products for the display market involves significant capital investments. While display applications represent potentially huge markets for the use of our technology, realization of this potential will require one of these companies to introduce a product based on our technology. Our intellectual property in this area is well developed, and we believe that any manufacturer that develops a product based on electron emission activities involving carbon will require a license to our technology; however, any products using this technology are still at present, next generation products. We believe that the successful introduction of any display products using this technology will require the participation of existing display manufacturers or component suppliers. These manufacturers and suppliers have a variety of interests and the introduction of new display products may be affected by general economic conditions as well as the impact of these new products on other areas of their business.

There is also a wide array of non-display related electron emission applications. These potential applications are spread among a much larger group of potential licensees, and the markets generally  are not as large as the display markets, although the markets are still very significant and would generate substantial royalties if products are introduced. We have performed research related to lighting applications, ion sources, traveling wave tubes, and are exploring other electron emission applications. We believe these applications may have the capability of generating license revenues sooner than display applications, may be easier to integrate into existing products, and may be in wide use sooner than display applications. While the breadth (number of patents) of our display related emission activity patents is currently greater than for non-display patents, our non-display Intellectual Property is growing and our basic Raman patent is expected to cover all emission activities.

Display Applications

Large area CNT  flat screen color field emission displays. TVs using FED technology are intended to compete with and improve on the plasma, projection, LCD, and CRT displays currently available in the large screen TV market. Because of anticipated cost advantages, carbon nanotubes are currently the preferred method in the display industry for construction of large area flat screen color TVs using FED technology. Although, as discussed below some companies are still working with other forms of carbon emission. Companies including Samsung, DuPont, Noritake, Motorola, and others have made public announcements related to the development of large area carbon nanotube based field emission displays, or manufacturing processes for such displays, however none of these companies have yet introduced a product. To the extent that any company brings a TV to market using carbon nanotube based field emission display technology, we believe that they would be required to license one or more of our patents.

Large area surface conduction color field emission displays. Canon, Inc. and Toshiba also have jointly developed a large area flat screen color TV based on our FED technology, using a technology that they call SED, which they have indicated does not use the emission from carbon nanotubes. Canon and Toshiba formed a joint venture in 2004 to manufacture components for this TV, have constructed a pilot line, and demonstrated their product on many occasions. Neither Canon nor Toshiba has ever introduced a product using this technology and Canon subsequently bought out Toshiba’s interest in the joint venture. Canon has a non-exclusive license with us, signed in 1999, which covers substantially all of our field emission patents, but excludes specific applications for those field emission display patents. Toshiba has never had a license to any of our technology.

Backlights for displays. Our carbon nanotube technology is ideally suited to be used as a backlight for other types of displays, such as LCDs. Use of CNTs in backlights could improve the luminous efficiency at lower power levels and eliminate the use of mercury and its related negative environmental impacts. We have developed a proof of concept using our proprietary functionalized CNTs as a backlight for an LCD. Many other companies have also performed research in this area. We believe that successful development of a backlight device using carbon nanotubes by anyone will require a license to our intellectual property and that such a product would be applicable to the entire LCD market - not just large screen displays. Introduction of a product will likely take additional research and in the current economic environment, absent regulations banning the use of Mercury in backlights, it is likely that companies will be hesitant to undertake such research.

PETS for medium resolution large area electronic billboards. The PET, or Picture Element Tube, is a basic display device that could be used in many applications in addition to electronic billboards. The carbon nanotube field emission technology provides several advantages over the existing technologies used in these areas. It generally has a higher image quality, better sunlight readability, lower cost, lower energy usage, improved viewing angle and excellent video capabilities. In 2002, we licensed a previous version of field emission display technology that is not based on carbon nanotubes to a large Japanese display manufacturer. This license calls for royalties of 2% of the licensee’s sales of products using our technology, once its sales exceed $100 million. The licensee has not yet introduced a product using this technology and we have no information that would indicate they intend to introduce a product in the near future.

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

Neutron and gamma-ray sources. We also have a contract with the Department of Homeland Security for a research program related to the utilization of CNTs for neutron and gamma-ray radiation sources. This type of radiation is needed today for the detection of “special nuclear materials” that are of high interest to Homeland Security authorities. We consider this another extremely promising area of research.

Lighting Devices. We have done work in the area of specialty lighting devices using carbon nanotubes. In particular we have worked with and have a license agreement with Shimane Masuda Electronics, Co., Ltd. (“SME”). In 2005, SME established a pilot line for the development and production of carbon nanotube electron emission based lighting devices and in 2006 signed a license agreement for a portion of our technology. This license agreement limited SME to manufacturing in Japan and sales in Asia. We received a payment of approximately $84,000 at the time the license was signed.  We will receive an additional $125,000, if SME were to introduce a product, however SME has terminated work on the project, and introduction of a product is not anticipated.

Key Intellectual Property

In addition to the previously mentioned Raman Spectrum Patent (U.S. Patent 5869922) which is a basic patent covering emissions from a wide range of carbon forms, we have an extensive portfolio of other patents in the area. We also licensed 6 patents from Till Keesmann in 2000, and we have an exclusive agreement to license these patents to others. This agreement is described in greater detail in the Technology Agreements section below. These patents are also basic patents covering the use of emissions from carbon nanotubes. The U.S. Patent (No. RE38,223 E) was reissued in August 2003. This reissuance significantly strengthened and reinforced the basic nature of this patent. It is our belief that any company using carbon nanotubes in the U.S. or in certain western European countries in an emission mode, regardless of application, will be required to license this, as well as our other patents. No companies have yet licensed the Keesmann patents from us, nor have they obtained the right to use these patents. While this patent is more limited in scope and geography that our basic Raman Spectrum Patent, we believe this to be a valuable patent and a nice compliment to our core patent portfolio.

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

In the large area flat screen color TV industry, the primary competition would come from existing products such as plasma panel displays, LCD displays, organic LED displays, and color picture tubes. We believe FED technology, if fully developed, will primarily compete with plasma displays and LCD displays, and generally compares favorably, visually and technically, with both types of displays. In addition, carbon nanotube based field emission displays are expected to be less costly than plasma displays. LCD displays have quality issues related to the viewing angle and are generally not economical once the size exceeds 45 inches, and therefore are not considered strong competition because our technology is targeted at displays greater than 50 inches. Several companies have done work on developing backlights for LCDs using carbon nanotubes. Successful development of a carbon nanotube backlight would require a license to our intellectual property.

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

Hydrogen sensors. These sensors are initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. We are currently working with a large manufacturer of instruments, controls, and monitoring systems used in the power transmission industry, and we have an all encompassing agreement covering development, technology transfer, and licensing with this partner. We expect this partner will introduce a product using our sensor in 2009 and that it will begin generating royalties for us.

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

To facilitate our development of conductive inks, we entered into a research and development agreement in 2006 with a leading industrial chemical products company headquartered in Japan to develop conductive inks that can be deposited using an additive process such as ink-jet printing or screen printing. The target market for these technical inks includes printed circuit boards, flexible electronics and displays, communications instrumentation, and Radio Frequency Identification tags. This first phase of the project started in late 2006, lasted one year and generated $500,000 in revenue for us. Upon successful completion of the first phase, we began a second phase with the same company that lasted approximately one year and generated $735,000 in revenue. We began a third phase of this project in October 2008 which will generate a minimum of $1.2 million in research revenues over a one year period.

We chose to start this project by focusing on nanocopper inks using copper nanoparticles because of copper’s superior electrical conductivity properties, low cost, and because it is the material of choice in the printed circuit board industry. We have been able to achieve electrical conductivity properties similar to that of bulk copper with these inks. We are optimistic that this project will lead to a license agreement by April 2009.

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

Large Sporting Goods Manufacturer. In September 2005, we signed a development contract with a large sporting goods manufacturer to develop nanocomposites to be used in the manufacturer’s sporting equipment. The goal of the project, which involved three separate areas, was to improve the existing base materials currently used by the manufacturer to make the equipment stronger, lighter, and more powerful. This culminated in a license agreement with this partner, signed in October 2008. We are currently working with this partner to integrate the technology into its production process and expect this license to begin generating royalties by the end of 2009.

Competition. Since this is a developing area of nanotechnology, there are not significant established competitors. Our competition would come from companies working with other materials. Since each project is unique, there are not necessarily any established competitors in the market.

Nano-ecology

Photoscrub® Technology. We developed a concept called Photoscrub® which is based on an air purification technology originally developed by one of our strategic partners, Andes Electric Co., Ltd. The Photoscrub® is a thin film coating on a flexible fiberglass cloth that decomposes pollutants at the molecular level in liquids and gases. We began a one year project in the amount of roughly $950,000 to further develop this technology for the U.S. Army in November 2006. Based on the results of this first phase, we were awarded a contract in the amount of $1.45 million in January 2009.

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

Communication patents. We have applied for patents covering a system of selling advertising for electronic displays over the internet and other digital networks. The first of the patents, which was filed in April 2000 with a priority date of April 1999, was issued in 2006. The allowed claims on this patent relate to methods, systems and computer programs that facilitate displaying advertising information on multiple indoor or outdoor electronic displays. There are also similar patents that have been applied for and we have applications pending in Europe, Canada, Korea, and Japan. As discussed below, we sold these patents in 2006.

Sale of Intellectual Property. In 2006 we began discussions related to licensing our communication patents referred to above. Those discussions culminated in the sale of EBTs intellectual property in two simultaneous transactions to Novus Communications Technologies, Inc. in June 2006. In the first transaction, we sold our communications patents to Novus Partners, LLC, a majority owned subsidiary of Novus Communications. We received an upfront payment of $1,000,000 and the right to future royalties based on the revenue received by Novus Partners. The agreement also contains certain provisions related to future minimum royalty payments, which if not met, could cause the patents to revert back to EBT. No minimum royalty payments were due in 2008 and no royalties have been received since the initial payment in 2006.

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

Future Activities. EBT’s future activities are limited to participation in the digital signage industry through Novus Communications. Our communication patents are part of a larger package of related patents held by Novus Partners and any future income that we may receive is dependent on the ability of Novus Partners to license that patent package. We have not received any royalties from Novus Partners since the time of the initial payment in 2006, and we will not receive any royalties from Novus Partners until such time as they have revenue producing agreements or make minimum payments. While we anticipate receiving royalties in the future, we have no control over, or input into, the licensing activities of Novus Partners.

Our ownership interest in Novus Displays is a passive ownership interest, and we have no active role in the day to day management. Our sale of our remaining intellectual property to Novus Displays was done to facilitate the sale of our communications patents to Novus Partners. We had no interest in devoting further resources to develop that technology. The sale to Novus Displays provided us the opportunity to receive additional future value from that technology, if it is successfully deployed by Novus Displays. We will receive no income from Novus Displays and only profit from an eventual sale of Novus Displays, if it occurs. To the best of our knowledge, Novus Displays has not yet been capitalized beyond its initial minimal capitalization, has not yet actively developed any of the technology acquired from us in 2006, and is not carrying on any significant business activities.

Technology Agreements

Till Keesmann. In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by us specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contained provisions related to minimum license fee payments. These minimum payments, totaling $1,000,000, have been made and no further minimum payments are due. We are allowed to offset these minimum payments against future royalty payments; however, once these minimum payments and the expenses have been offset, we may be liable for additional royalty payments.

The Keesmann agreement was amended in 2008. As part of that amendment, the amount of future offsets available for expenses incurred prior to June 2008 was fixed at $300,000. In addition the amendment established licensing parameters under which we can sublicense the patents without any additional approval by Mr. Keesmann. The amendment also gave Mr. Keesmann the option of electing to receive an additional advance of $100,000 against future royalties. In September 2008, Mr. Keesmann elected to receive that advance, which is now also available for us to offset against future royalties. Finally, the amendment contains provision which would allow Mr. Keesmann to license the patents directly and remit 50% of the royalties to us beginning in June 2010, if certain minimum royalties are not achieved by that date.

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

Intellectual Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of over 300 patents, including 120 issued patents and over 200 patent applications pending before foreign and United States Patent and Trademark Offices. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $2,295,887 of revenue in 2008, $2,328,010 in 2007, and $583,236 in 2006, related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2008, we have several government contracts in process that have approximately $2.0 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

As of February 25, 2009 we had 32 full-time employees, including 4 executive officers. Within the next twelve months, based on new government contracts that we have received and expect to receive, we likely will hire two to four additional employees to support our plans for increasing research levels. We are not subject to any collective bargaining agreements and we consider our relations with our employees to be good.

Available Information

Our website is http://www.appliednanotech.net. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. During the period covered by this report, the Company made its periodic reports on Form 10-K, and Form 10-Q and its current reports on Form 8-K and amendments to those documents available on its website as soon as reasonably practicable after those reports were filed with or furnished electronically to the Securities and Exchange Commission. The Company will continue to make such reports and amendments to those reports available on its website as soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission. Material contained on our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Our technology development is in its early stages and the outcome is uncertain

Our many applications of nanotechnologies, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products. We have developed proof of concepts of potential products based on carbon nanotube technologies. In some cases, we are developing products jointly with others based on our technology. Upon successful completion of the development process, our development partners will likely be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process.

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. We anticipate receiving up-front license fees in 2009.

Our development partners have certain rights to jointly developed property and to license our technology

We have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of all such licenses have not yet been finalized. One of our past development partners, a large Japanese display company, has paid us $2.0 million for research services and has the right to offset this payment against any future license fee payments due as a result of an existing license agreement that we have with this company. Our development partners usually also have rights to any jointly developed property; however, any such jointly developed property would likely be based, at least in part, on our underlying technology which would require our partners to enter into a license agreement with us. See also “Our technology development is in its early stages and the outcome is uncertain” above for further discussion.

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 25, 2009, we had 32 full-time employees. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others. We focus our efforts on those projects for which we can obtain external funding since the availability of funding provides an external verification of the probability of commercial success of resulting products.

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

Many products that may be developed using our technology will need to be integrated into end-user products by manufacturers of those products. Although we intend to develop products to be integrated into existing manufacturing capabilities, manufacturers may be required to make modifications to, or expand their manufacturing capabilities. Manufacturers may elect not to integrate products using our technology into their end-user products, or they may not devote adequate resources to modifying their manufacturing capabilities so that our technologies can be successfully incorporated into their end-user products. The complexity of integration may delay the introduction of products using our technology.

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

The loss of key personnel could adversely affect our business

Our future success will depend on our ability to continue to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel may be intense. We may not be able to attract and retain all personnel necessary for the development of our business. In addition, some of the know-how and processes developed by us reside in our key scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on us until we are able to replace those personnel.

We have a history of net losses

We have a history of net losses. From our inception through December 31, 2008, we incurred net losses of approximately $109 million. Our only profitable year was 1999, based on the strength of a license agreement of approximately $5.6 million signed in March 1999. We have incurred net income and losses as shown below:

Year Ended December 31	Net Income (Loss)

1995	($14,557,426)
1996	($14,583,506)
1997	($7,306,232)
1998	($4,361,742)
1999	$474,599
2000	($9,471,279)
2001	($6,047,698)
2002	($5,452,890)
2003	($4,017,374)
2004	($7,139,109)
2005	($5,818,816)
2006	($6,593,892)
2007	($4,256,891)
2008	($2,685,867)

Although we expect to be profitable in the future, we may not be. Our profitability in 2009 is dependent upon a combination of signing of additional license agreements and obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease.  We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability. In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred.  We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. Our auditors have included a going concern paragraph in their opinion on our financial statements, which may impact our ability to obtain financing, if financing is needed in 2009.

We have no current royalty agreements producing significant revenue

Our strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any products ourselves, and as such, we have no product revenues. While we do have existing licenses, none of the licensees are producing products at the present time and therefore none of the licenses are producing current revenue. Successful implementation of our strategy requires royalty bearing license agreements.

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

Our revenues have been dependent on government contracts in the past

In many years, a significant portion of our revenues are derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past ten years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
1999	$0	0%
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%
2006	$583,236	52%
2007	$2,328,010	58%
2008	$2,295,887	58%

We currently have commitments for future government funding of approximately $2.0 million. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

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

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves, and we believe our current cash levels are sufficient to fund operations until we reach that point. We have the existing resources to continue operations for a period through at least the end of the first quarter of 2009. Expected revenues, excluding any new license agreements, will extend that period by several months. We also expect to sign a significant license agreement in April that will provide sufficient operating cash for the balance of the 2009. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We do not intend to raise additional capital through debt or equity offerings, unless necessary. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

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

We have technologies subject to licenses

As a licensee of certain research technologies through license and assignment agreements with Microelectronics and Computer Technology Corporation (“MCC”), we have acquired rights to develop and commercialize certain research technologies. In certain cases, we may be required to pay royalties on the sale of products developed from the licensed technologies and fees on revenues from sublicenses. We also have to pay for the costs of filing and prosecuting patent applications. The agreement is subject to termination by either party, upon notice, in the event of certain defaults by the other party. We consider it unlikely that any royalty payments would be required to be made to MCC based on the substantial amounts of revenues that would have to be generated to offset the costs of maintaining the patents over the years. MCC is also no longer in business.

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

The Keesmann agreement was amended in 2008. As part of that amendment, the amount of future offsets available for expenses incurred prior to June 2008 was fixed at $300,000. In addition the amendment established licensing parameters under which we can sublicense the patents without any additional approval by Mr. Keesmann. The amendment also gave Mr. Keesmann the option of electing to receive an additional advance of $100,000 against future royalties. In September 2008, Mr. Keesmann elected to receive that advance, which is now available for us to offset against future royalties. Finally, the amendment contains provision which would allow Mr. Keesmann to license the patents directly and remit 50% of the royalties to us beginning in June 2010, if certain minimum royalties are not achieved by that date.

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

Our business is subject to economic uncertainties

A portion of our research revenues come from private sources, primarily large multinational corporations. In addition, our strategy is dependent upon the receipt of royalties related to the introduction of new products by these and other companies. During times of extreme economic uncertainty, some companies may cut back on spending on research projects, or delay the introduction of new products.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in February 2014. The lease calls for payments of $12,505 through February 2010, $13,432 from March 2010 through February 2012, and $14,461 for the period from March 2012 through February 2014.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.001 par value, trades on the OTC Bulletin Board system under the symbol “APNT”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by the OTC Bulletin Board system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low

2007	First Quarter	$2.96	$1.20
	Second Quarter	$2.86	$1.10
	Third Quarter	$1.33	$0.88
	Fourth Quarter	$1.40	$1.03

2008	First Quarter	$1.30	$0.86
	Second Quarter	$1.30	$0.96
	Third Quarter	$1.15	$0.40
	Fourth Quarter	$0.55	$0.18

2009	First Quarter (through February 25, 2009)	$0.37	$0.19

As of February 25, 2009, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.23. As of February 25, 2009, there were approximately 350 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts.

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

Performance Graph

The following graph shows a comparison, since December 31, 2003, of cumulative total return for Applied Nanotech Holdings, the NASDAQ Market Index, and an index for Commercial Physical Research (SIC code 8731).

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Applied Nanotech Holdings, Inc.	100.00	79.49	78.75	51.28	39.56	8.79
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25
Commercial Physical Research (SIC Code 8731)	100.00	128.37	137.29	149.30	173.14	107.77

The performance graph assumes $100 invested on December 31, 2003 in our common stock, the NASDAQ Market Index, and an index based on a basket of stocks composing SIC Code 8731. The total return assumes reinvestment of dividends for the NASDAQ Market Index and the SIC Code Index. The total return is based on historical results and is not intended to indicate future performance. These dates represent arbitrary points in time and if different dates were presented, different results would be obtained.

Recent Sales of Unregistered Securities

We issued no unregistered shares of our securities in the fiscal quarter ended December 31, 2008.

Item 6. Selected Financial Data

	2008	2007	2006	2005	2004

Revenues	$3,957,832	$3,989,803	$1,116,670	$565,660	$382,522

Net income (loss)	$(2,685,867)	$(4,256,891)	$(6,593,892)	$(5,818,816)	$(7,139,109)

Income (loss) per share	$(0.03)	$(0.04)	$(0.07)	$(0.06)	$(0.07)

Total assets	$1,792,489	$3,744,858	$2,693,442	$1,187,981	$1,144,368

Long-term obligations	$27,909	$30,004	$—	$—	$5,944

Net shareholders’ equity (deficit)	$858,286	$2,828,902	$642,262	$859,339	$846,456

Cash dividends per common share	$—	$—	$—	$—	$—

  Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2008, and the results of operations for the years ended December 31, 2008, 2007 and 2006. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

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

OUTLOOK

We expect our cash needs for 2009 to be approximately $7.0 million. We intend to fund those needs through a combination of sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2009 than was received in 2008. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $7.1 million of revenue. As of February 1, 2009, we have approximately $500,000 in cash to cover potential revenue shortfalls that may occur for the year. We do not expect to need to raise any additional equity in 2009; however, a key component of our plan is an expected license agreement in April 2009. Failure to achieve that license during 2009 could have a significant impact on our ability to operate and would likely cause us to need to seek alternative funding sources.

We have a history of net operating losses; however, our plan is to generate sufficient revenues in 2009 to achieve breakeven or better; however, losses may continue as we continue to develop our technologies. There can be no assurances that we will be profitable in 2009 or the future. Full commercial development of our technology may require additional funds in the future. We expect to continue our concentrated research and development of ANI’s technology in 2009.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through reimbursed research arrangements. Our current cash balances, when combined with expected revenues sources, are expected to be adequate to insure that we can maintain our operations at the present level. We believe that we have the ability to continue to secure short term funding, if needed, to enable us to continue operations until our plan can be completed if this plan takes longer than anticipated.  Our auditors have included a going concern paragraph in their opinion on our financial statements, which may impact our ability to obtain financing, if financing is  needed in 2009.

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

Stock based compensation - We routinely grant stock options to employees and others. We have granted options in the past and each year all employees have the opportunity to earn additional performance-based option awards. We account for these options under the provisions of  Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We did not identify any impaired items in 2006, 2007 or 2008. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2008 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $710,111 at December 31, 2008, which was significantly lower than our cash balance of $3,020,096 at December 31, 2007, as a result of our decision to not raise additional equity in 2008. Our working capital was approximately $0.5 million at December 31, 2008, compared with working capital of roughly $2.5 million at December 31, 2007, a decrease similar to our decrease in cash. During the same period, our current ratio decreased from approximately 3.8 to 1 to approximately 1.6 to 1 as a result of our decrease in cash. Our cash balance decreased primarily as a result of cash used in operations driven by our net loss. Our current liabilities remained relatively constant from December 31, 2007 to December 31, 2008.

The principal source of our liquidity has been funds received from exempt offerings of our common stock; however, in 2008 we did not raise any equity from private placements. We did receive proceeds from exempt offerings for our common stock of $6,000,000, and $5,004,193 in 2007 and 2006, respectively. We also received proceeds of approximately $60,000, $300,000, and $25,000 from the exercise of stock options by current and former employees in 2008, 2007, and 2006, respectively. We have no current plans to raise any additional funds from the sale of equity in 2009.

As of February 1, 2009, our cash balance is approximately $500,000. We believe that our current cash level, when combined with expected revenue is enough for us to operate at least through the end of 2009 and into 2010. We may receive additional funds from the exercise of employee stock options. The level of option exercise activity is highly correlated with the market price of our common stock and currently there are very few options outstanding with a exercise price below the current market value of our stock.

In the event that we need additional funds in 2009 beyond the amount that we have as of the date of this filing and those that we expect to receive as revenues or from other sources, we may seek to sell additional debt or equity securities. We have no specific plans to do this; however. While we expect to be able to obtain any funds needed for operations, there is no assurance that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

Net cash used in operating activities was $2.3 million in 2008, as compared with $5.3 million in 2007, and $3.7 million in 2006. The cash used in operations was primarily the result of the net losses incurred in each year. Factors affecting this are discussed in the Results of Operations section below. Payment of legal fees related to the Keesmann litigation also significantly impacted the cash used in operations in 2006 and 2007. Approximately $1.1 million of legal fees incurred in 2006 were paid in 2007, which had the overall effect of decreasing cash used in operations in 2006 and increasing cash used in operations in 2007 by that amount. We have a plan to generate positive cash flow from operations in 2009; however, since that will require significantly increased revenues, there is no assurance that will be achieved.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2009. No material commitments exist as of December 31, 2008, for future purchases of capital assets.

The only contractual cash obligations that we have as of December 31, 2008 are operating and capital leases. We have no long-term debt or notes payable. A summary of our lease obligations at December 31, 2008 is as follows:

	Total	2009	2010	2011	2012	2013	2014
Capital leases	$76,568	$41,498	$9,787	$9,787	$9,787	$5,709	—
Operating leases	$975,442	$209,486	$183,102	$184,956	$191,804	$176,652	$29,442

We believe that we will have the cash available to meet our cash requirements for fiscal 2009.

RESULTS OF OPERATIONS

Business Segments. We have three reportable business segments, our Applied Nanotech, Inc. subsidiary, our Electronic Billboard Technology, Inc. subsidiary and our remaining activities, primarily corporate overhead. Since EBT has only minimal activity, our management discussion and analysis related to results of operations is much more meaningful if done on a consolidated basis. To the extent that EBT activity had a significant impact on consolidated activity, it will be discussed in the context of the consolidated results. The only significant financial activity at EBT in any year presented was the sale of its intellectual property in 2006.

Revenues. Following is a summary of key revenue categories for the three years covered by this report.

	2008	2007	2006
Government Revenues	$2,295,887	$2,328,010	$583,236
Other Contract Research	$824,358	$990,598	$360,054
License Fees and Royalties	$577,000	$—	$83,928
Total Revenues	$3,957,832	$3,989,803	$1,116,670

Revenue backlog at December 31	$3,272,000	$3,891,000	$3,026,000

All of the revenues during the 3-year period came from ANI. Our revenues were roughly similar in 2007 and 2008, both of which were substantially higher than in 2006. This is a result of a concentrated effort to seek funding for our research.  Our  license revenue in 2008 came from the license agreement with our sporting goods partner. We also received some license revenue in 2006 as a result of the license agreement that we signed with Shimane Masuda Electronics.

The revenue backlog as of December 31, 2008 results from several government programs and private contracts and is similar to prior years. The majority of these programs are currently in progress and generating revenue, with the remainder related to contracts awarded, but not yet started. The overwhelming majority of this backlog will be converted into revenue in 2009. We also have some highly likely contracts that have not yet been finalized, and therefore, are not included in the backlog numbers as of December 31, 2008.

We expect revenue to be significantly higher in 2009 than in 2008, and we expect to generate minimum revenues in 2009 of $7.0 million at ANI. Of that, $3.3 million is already committed and in process, and the remaining $3.7 million has been specifically identified. There is no guarantee that these revenues will be obtained; however, we think it is equally as likely that revenues will exceed these numbers, as it is that they fall short of them. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even the projected minimum of $7.0 million in revenue will be achieved. We are currently pursuing opportunities in several areas that could result in additional revenue in 2009.

We expect our revenues in all categories – government contracts, private research, and license agreements to increase in 2009 over 2008 levels.

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

Research and development. Following is a summary of research and development expenditures for the past three years.

	2008	2007	2006

Total Research and development	$4,614,644	$4,526,166	$3,590,148

All research and development expenses were incurred by Applied Nanotech, Inc. Our level of research activity was roughly similar in 2008 and 2007, as was our revenue in those years. Activity in both 2008 and 2007 was up from 2006 levels as a result of more revenue producing projects. Research activity was up much less on a percentage basis than our revenue because prior to 2007, a much higher percentage of our research activity was unfunded.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our technologies. We expect to incur at least similar amounts of research related expenditures in 2009 to those incurred in 2008. We may, however, incur more research and development expense in 2009 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel.

Selling, general, and administrative. Following are key components of selling, general, and administrative expense:

	2008	2007	2006

Stock based compensation	$418,252	$22,705	$410,448
Litigation related expenses	$166,278	$1,110,946	$1,933,603
EBT related S, G, & A	$1,296	$1,298	$166,280
Other S, G, & A	$3,312,113	$2,723,771	$2,718,683
Total selling, general, and administrative	$3,897,939	$3,858,720	$5,229,014

Total selling, general and administrative expense was similar in 2007 and 2008, both of which were significantly lower than 2006; however, the total is significantly impacted by several factors that are discussed below.

The first significant component of selling, general, and administrative expense is stock based compensation. Stock based compensation is significantly impacted by two factors. First, the number of options vested, or expected to vest, each year. Second, the fair value of the options vested. One of the factors impacting the fair value is the underlying price of our stock. As a general rule, options granted when the stock price is lower will have a lower fair value than options granted when the stock price is higher. Stock based compensation expense was low in 2007 as a result of a change in the estimate of the number of options related to a multiyear goal program that were expected to vest, resulting in a reversal of expenses booked in previous years. We will incur stock based compensation expense in 2009, but it is difficult to predict the amount. The majority of options that we grant are performance based options that vest upon the achievement of specified goals. The amount of expense that we incur in 2009 will depend on the goals achieved. As of December 31, 2008, there were outstanding unvested options with a total fair value of approximately $597,000. This amount, in addition to the fair value of any new options granted that vest, may be recognized as an expense in 2009 or after. The better our financial results are, the more of these options that will likely vest, and thus the larger our stock based compensation expense will be.

The second major component of selling, general, and administrative expense during the periods presented is litigation related expense. We incurred significant amounts of litigation related expense in both 2006 and 2007 as a result of our litigation against both Canon, Inc. and Till Keesmann. The amount was significantly lower in 2008 because both of these cases were completed. The Canon case went to trial in 2007 and only minimal activity related to the appeal took place in 2008. The Keesmann litigation was settled in 2008. As a result, our litigation expense decreased significantly. We currently have no significant litigation in process and expect litigation expense to be insignificant in 2009.

Other selling, general, and administrative expense was relatively constant from 2006 to 2007, but increased in 2008. The increase related to three main areas – patents, professional fees, and royalty payments. Our patent expense, including professional fees related to patents, increased from 2007 to 2008 by roughly $250,000 as a result of our growing patent portfolio and a substantial increase in rates at our primary patent law firm. Our other professional fees increased by approximately $250,000 also as a result of fees associated with the sale of portions of our intellectual property and marketing efforts. Finally, we made an advance royalty payment of $100,000 to Till Keesmann in connection with the amendment of our existing license agreement with Mr. Keesmann.

 We expect selling, general and administrative expense in 2009 to be approximately $2.9 million, a significant reduction from 2008 levels as a result of our cost reduction efforts and the elimination of some nonrecurring items included in 2008, such as the professional fees and royalty payment. To the extent those or similar costs were to occur in 2009, it would be as a result of increased revenue or other IP sales and be more than offset by revenue or other gains.

Gain on sale of intellectual property and other assets. In 2008, we had total gains of $1,329,571 related to the sale of intellectual property and other assets. The majority of that, $1,225,999, came from a sale of a portion of our future interest in royalties from sublicensing the Keesmann patents. We also had a gain of $100,000 from the sale of certain excess patents, which we were no longer using and which did not relate to any of our current active technology platforms. The balance of the gain in 2008 came from the sale of miscellaneous equipment.

In June 2006, our Electronic Billboard Technology, Inc. subsidiary sold all of its intellectual property in two simultaneous transactions. We received a total of $1.5 million in cash, the right to future royalties, and an ownership interest in a newly formed entity. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. The gain of $1.1 million recorded in the financial statements resulted from the cash payment received of $1.5 million, less the $400,000 cost associated with the acquisition of the patent rights. We may receive additional proceeds from this transaction if the purchaser successfully licenses the patents, however we have not received any payments since 2006 and can not predict the amounts that we may or may not receive in the future.

Other income. Following is a summary of other income for the last three fiscal years.

	2008	2007	2006

Interest expense	$(7,180)	$(926)	$(604)
Interest Income	$46,493	$139,118	$9,204
Litigation settlement	$500,000	$—	$—

Our interest expense in all years was associated with capital leases. We expect interest expense to remain at insignificant levels in 2009. Our interest income is earned as a result of the investment of excess cash balances. Our interest income was higher in 2007 as a result of the private placement of our common stock that was completed in April 2007 and resulted in higher average levels of invested funds throughout the remainder of the year. We expect our interest income in 2009 to be similar to 2008 levels, although that is at least partially dependent on interest rate levels in 2009. The litigation settlement in 2008 was income from our settlement with the defendants in the Keesmann litigation.

Overview

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to stock based compensation, we incurred payroll related expense of approximately, $2.9 million in 2006, $3.3 million in 2007, and $3.5 million in 2008. We expect payroll related expense in 2009 to be approximately $3.1 million. The reduction from the 2008 level results from a decrease in the number of employees, as well as other cost reduction initiatives. We expect our burn rate for 2009, excluding any revenue, to average slightly less than $600,000 per month. Based on this, we believe we can reach breakeven at a revenue level of $7.0 million, but there is no assurance that this will occur, or that we can achieve that level of revenue.

SEASONALITY AND INFLATION

Applied Nanotech Holdings’ business is not seasonal in nature. Management believes that Applied Nanotech Holdings’ operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defined fair value and expanded disclosures about fair value measurements. These methods also apply to other accounting standards that use fair value measurements. This statement was effective in 2008 and adoption did not have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired.  The items measured at fair value must be shown separately on the balance sheet. This statement was effective in 2008 and did not  have a material effect on the consolidated financial statements.

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

                    In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect implementation to have a material impact on its consolidated financial statements.

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF APPLIED NANOTECH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Applied Nanotech Holdings, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Applied Nanotech Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Nanotech Holdings, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations  and negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Padgett, Stratemann & Co, L.L.P.
Austin, Texas
February 20, 2009

 APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$710,111	$3,020,096
Accounts receivable, trade – net of allowance for doubtful accounts	661,704	253,963
Prepaid expenses and other current assets	121,920	77,038
Total current assets	1,493,735	3,351,097
Property and equipment, net	278,853	278,456
Other assets	19,901	115,305
Total assets	$1,792,489	$3,744,858
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438,878	$447,106
Obligations under capital lease	35,012	29,416
Accrued liabilities	207,809	103,003
Deferred revenue	224,595	306,427
Total current liabilities	906,294	885,952
Obligations under capital lease, long-term	27,909	30,004
Total liabilities	934,203	915,956
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 107,395,216 and 107,173,549 shares issued and outstanding, respectively	107,395	107,174
Additional paid-in capital	109,295,595	108,580,565
Accumulated deficit	(108,544,704)	(105,858,837)
Total shareholders’ equity	858,286	2,828,902
Total liabilities and shareholders’ equity	$1,792,489	$3,744,858

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006

Revenues
Contract research	$824,358	$990,598	$360,054
Government contracts	2,295,887	2,328,010	583,236
License fees and royalties	577,000	—	83,928
Other	260,587	671,195	89,452

Total revenues	3,957,832	3,989,803	1,116,670

Operating costs
Research and development	4,614,644	4,526,166	3,590,148
Selling, general and administrative expenses	3,897,939	3,858,720	5,229,014

Total operating costs	8,512,583	8,384,886	8,819,162

Gain on sale of assets and other intellectual property	1,329,571	—	1,100,000

Loss from operations	(3,225,180)	(4,395,083)	(6,602,492)

Other income (expense):
Interest income	46,493	139,118	9,204
Interest expense	(7,180)	(926)	(604)
Litigation settlement	500,000	—	—

Total other Income	539,313	138,192	8,600

Loss before taxes	(2,685,867)	(4,256,891)	(6,593,892)

Provision for taxes	—	—	—

Net loss applicable to common shareholders	$(2,685,867)	$(4,256,891)	$(6,593,892)
Earnings (loss) per share
Basic and diluted	$(0.03)	$(0.04)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	107,292,686	106,321,400	100,895,795

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance December 31, 2005	-	$-	99,746,440	$99,746	$95,767,647	$(95,008,054)	$859,339

Issuance of common stock options as compensation	-	-	-	-	695,978	-	695,978
Issuance of common stock as a result of the exercise of employee stock options	-	-	54,383	55	26,589	-	26,644
Issuance of common stock for cash	-	-	4,039,393	4,040	5,000,153	-	5,004,193
Issuance of common stock for accounts payable	-	-	217,391	217	249,783	-	250,000
Issuance of Common Stock for Patents	-	-	200,000	200	399,800	-	400,000
Net (loss)	-	-	-	-	-	(6,593,892)	(6,593,892)

Balance December 31, 2006	-	-	104,257,607	$104,258	$102,139,950	$(101,601,946)	642,262

Issuance of common stock options as compensation	-	-	-	-	128,957	-	128,957
Issuance of common stock as a result of the exercise of employee stock options	-	-	307,244	307	304,116	-	304,423
Issuance of common stock for cash	-	-	2,608,698	2,609	5,997,391	-	6,000,000
Issuance of restricted common stock as compensation	-	-	-	-	10,151	-	10,151
Net (loss)	-	-	-	-	-	(4,256,891)	(4,256,891)

Balance December 31, 2007	-	-	107,173,549	$107,174	$108,580,565	$(105,858,837)	2,828,902

Issuance of common stock as a result of the exercise of employee stock options	-	-	170,000	170	61,080	-	61,250
Issuance of common stock options as compensation	-	-	-	-	605,393	-	605,393
Issuance of restricted common stock as compensation	-	-	51,667	51	48,557	-	48,608
Net (loss)	-	-	-	-	-	(2,685,867)	(2,685,867)

Balance December 31, 2008	-	$-	107,395,216	$107,395	$109,295,595	$(108,544,704)	$858,286

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(2,685,867)	$(4,256,891)	$(6,593,892)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization expense	70,536	50,498	49,172
Stock and options issued for services	654,001	139,108	695,978
Stock issued for patent	—	—	400,000
Changes in assets and liabilities:
Accounts receivable, trade	(407,741)	110,755	(270,615)
Prepaid expenses and other assets	50,522	(103,502)	6,005
Accounts payable	(8,228)	(1,115,382)	1,581,357
Accrued expenses	104,806	15,766	(5,926)
Customer deposits and other current liabilities	(81,832)	(95,028)	401,455

Total adjustments	382,064	(997,785)	2,857,426

Net cash used in operating activities	(2,303,803)	(5,254,676)	(3,736,466)

Cash flows from investing activities:
Capital expenditures	(35,943)	(112,682)	(101,932)

Net cash used in investing activities	(35,943)	(112,682)	(101,932)

Cash flows from financing activities:
Proceeds from issuance of common stock	61,250	6,304,423	5,030,837
Repayment of capital lease obligations	(31,489)	(2,307)	(4,348)

Net cash provided by financing activities	29,761	6,302,116	5,026,489
Net increase (decrease) in cash and cash equivalents	(2,309,985)	934,758	1,188,091
Cash and cash equivalents, beginning of year	3,020,096	2,085,338	897,247
Cash and cash equivalents, end of year	$710,111	$3,020,096	$2,085,338

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Operations, and Liquidity:

Applied Nanotech Holdings, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using proprietary field emission technology, sensors, nanoelectronics, and nanomaterials, as well as the performance of significant research in those areas. We intend to obtain development revenues for applying our technology to specific applications for our development partners and to obtain royalty revenues from licensing this technology to those partners and others. We have also developed patented electronic sign technology and sold products using that technology, but have now sold that technology. We may receive additional income from the sale of that technology based on license revenues received by the purchaser of the technology.

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

The principal source of our liquidity since the time of our initial public offering in 1993 has been from the funds received from exempt offerings of common stock, preferred stock, and convertible debt securities, as well as license and development revenues. We may receive additional funds from the exercise of employee stock options. We may also seek to increase our liquidity through bank borrowings or other financings, although this is not likely. There can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will depend on the viability of our technology and products using that technology, their acceptance in the marketplace, and our ability to obtain additional debt or equity financings in the future.

A portion of our research and development has been funded by others. To the extent that other funding is not available, research and development may be internally funded by us, however our primary objective is to focus our resources on projects for which we receive funding.

The Company has a history of net losses and negative cash flow from operations, which may raise doubt about its ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, and do not include any adjustments that may be required if it were unable to continue as a going concern. Management believes that actions currently being taken will allow it to achieve profitability and allow the Company to continue as a going concern.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.	Summary of Significant Accounting Policies (continued):

Revenue recognition

Our revenues include reimbursements under agreements to perform research and development for government agencies and others. We do not perform research contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology and recognize revenue when it is earned pursuant to the terms of the contract. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

The Company’s revenues also include royalties from licensing its technology, revenue from the sale of products, and other miscellaneous revenues. Many of the company’s projects may involve a combination of these types of revenues. Revenues are recognized as follows.

Government Contracts - Revenue from government contracts is recognized when it is earned pursuant to the terms of the contract. Long-term projects, such as SBIR Phase II grants that usually range from $500,000 to $1,000,000 in total and usually extend for a period of approximately two years, are generally based on reimbursement of costs. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month. As a general rule, we recognize revenue on these contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of proportional performance on the contract, such as cost incurred compared with total expected cost. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned. Short-term projects, such as SBIR Phase I grants that usually are less than $100,000 and usually extend for a period of approximately 6 months, are billed at periodic intervals as specified in the contract.

Other Research Contracts - Revenue from nongovernmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. As a general rule, we recognize revenue on long term contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of proportional performance on the contract, such as cost incurred compared with total expected cost. However, to the extent there are other significant contract provisions such as the delivery of more than a nominal amount of samples or delivery of equipment, we would modify this as appropriate. For other short term contracts, generally less than $50,000, we recognize revenue when it is billed under the terms of the contract.

Royalty Revenue - The Company recognizes royalty revenues based on the shipment of products by a licensee at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. For minimum royalty payments paid by a licensee that are required for the licensee to maintain exclusivity, royalty revenue is recognized at the time the minimum royalty payment, is due, which normally corresponds somewhat with the time that the payment is received. The Company recognizes license fees due at the time of the signing of a royalty agreement when the licensee has an enforceable commitment to pay, unless the terms of the agreement make it clear that the license fee is a prepayment of future royalties. This normally corresponds with  or is reasonably close to the time of receipt of the payment.

Product Sales - Revenue from product sales is recognized at the time the product shipped. The Company’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are usually limited to the sale of samples, proofs of concepts, prototypes, or other items resulting from its research.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
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

Income taxes

The Company accounts for income taxes using the liability method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 and FASB interpretation number 48, accounting for uncertainty income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The company has determined that no reserve for uncertain tax positions is required; however tax years 2005 through 2008 remain open for examination by the U.S. Internal Revenue Service.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
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

	2008	2007	2006

Options	7,889,897	6,897,180	7,713,912
Warrants	1,304,353	1,304,353	60,000
Weighted average exercise price	$1.52	$1.70	$1.58

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

	2008	2007	2006

Expected dividend yield	0%	0%	0%
Risk Free Interest Rate	1.1%- 3.3%	3.3%- 4.8%	4.6%- 5.2%
Expected option term (in years)	0.75 - 3.5	3.5 - 5.0	2.0 - 3.5
Turnover/Forfeiture Rate	0%	0%	0%
Expected volatility	75% - 89%	75% - 82%	70% - 87%
Weighted-average volatility	82%	79%	78%

The Black-Scholes option valuation model and other existing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. Applied Nanotech Holdings’ stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.	Summary of Significant Accounting Policies (continued):

Recently issued accounting pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defined fair value and expanded disclosures about fair value measurements. These methods also apply to other accounting standards that use fair value measurements. This statement was effective in 2008 and adoption did not have a material effect on the company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to measure most financial instruments at fair value if desired.  The items measured at fair value must be shown separately on the balance sheet. This statement was effective in 2008 and did not  have a material effect on the consolidated financial statements.

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

                    In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect implementation to have a material impact on its consolidated financial statements.

3.	Operating Lease Obligations:

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2014. Rental expense was $221,787, $179,594, and $124,805 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008, were as follows:

2009	209,486
2010	183,102
2011	184,956
2012	191,804
2013	176,652
2014	29,442
Total future minimum lease payments	$975,442

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.	Capital Lease Obligations:

Capital leases payable at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Capital lease equipment due in monthly installments of $816 through July 2013. The equipment value and lease obligation was determined using a discount rate of 14.08%. The equipment is included in plant and equipment at December 31, 2008 at a cost of $42,040 and with accumulated amortization of $3,503.	$44,859	$—
Capital lease equipment due in monthly installments of $2,883 through November 2009. The equipment value and lease obligation was determined using a discount rate of 11.20%. The equipment is included in office equipment at December 31, 2008 at a cost of $92,586, with accumulated amortization of $10,030.	$31,709	$66,301
Total Capital Leases	76,568	66,301
Less interest	13,647	6,881
Less current portion	35,012	29,416
Capital Lease Obligations, long-term	$27,909	$30,004

5.	Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007

Property and equipment:
Plant and equipment	$1,038,861	$974,324
Furniture and office equipment	141,307	134,911
Leasehold Improvements	19,019	19,019
Total carrying cost	1,199,187	1,128,254
Less accumulated depreciation	(920,334)	(849,798)
	$278,853	$278,456

Accrued liabilities:
Payroll and related accruals	$183,809	$79,003
Other	24,000	24,000
Total	$207,809	$103,003

Depreciation and amortization for the years ended December 31, 2008, 2007, and 2006 was $70,536, $50,498, and $49,172, respectively. Equipment held under capital leases and accumulated amortization on that equipment is included in these totals.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.	Income Taxes:

The components of deferred tax assets (liabilities) at December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$32,309,000	$33,920,000
Stock Based Compensation	1,882,000	1,718,000
Research and experimentation credits	270,000	460,000
Partnership Asset	48,000	57,000
Capitalized intangible assets	74,000	112,000
Depreciation assets	4,000	3,000
Accrued expenses not deductible until paid	58,000	27,000
Total deferred tax assets	34,645,000	36,297,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	34,645,000	36,297,000

Valuation allowance	(34,645,000)	(36,297,000)

Net deferred tax asset
	$—	$—

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2008, 2007, and 2006.

	December 31,
	2008	2007	2006

Expected income tax expense (benefit)	$(914,000)	$(1,447,000)	$(2,242,000)
Non-deductible expenses	3,000	10,000	10,000
Expiration of Tax Credit Carryforwards	190,000	8,000	—
Expiration of NOL Carryforwards	2,373,000	486,000	—
Other	—	—	(4,000)
Increase (Decrease) in Valuation Allowance	(1,652,000)	943,000	2,236,000
Total Tax	$—	$—	$—

As of December 31, 2008, the Company had net operating loss carry forwards of approximately $95 million that expire from 2009 through 2028, that are available to offset future taxable income. The majority of these carry forwards expire after 2010. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $270,000 that expire through 2011.

The Company’s IPO, completed in 1993, effected an ownership change under Internal Revenue Code Section 382 which limited the Company’s ability to utilize carry forwards from prior to the IPO. All net operating losses from 1993 and prior have now been utilized or have expired.  An additional ownership change resulting from stock issuances subsequent to the IPO will likely limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations tend to relate to the timing of usage, rather than the loss of the ability to use these net operating losses.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.	Capital Stock:

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. There were no shares of preferred stock outstanding for any of the years presented.

Common stock

No shares were issued in private placements in 2008; however, during 2006, and 2007, the Company issued shares of its common stock in a series of private placements in exempt offerings under Regulation D of the Securities Act of 1933. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective June 19, 2007. The shares issued in 2006 include both shares issued for cash and shares issued in payment of accounts payable..

	Shares	Proceeds

2007	2,608,698	$6,000,000
2006	4,256,784	$5,254,193

In 2006 in an exempt offering under Regulation D of the Securities Act of 1933 , the Company also issued 200,000 shares in connection with the acquisition and resale of a patent. See Notes 18 and 19 for additional information.

At December 31, 2008, common stock was reserved for the following reasons:

Exercise of stock warrants	1,304,353
Exercise and future grants of stock options	10,161,633

Total shares reserved	11,465,986

8.	Stock Options:

The Company sponsors four stock-based incentive compensation plans (the “Plans”), which are described below. The compensation cost that has been charged against income for these plans for the years ended December 31, 2008, 2007, and 2006 was $654,001, $139,108, and $695,978, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.           Stock Options (continued):

In 1992, the Company adopted the 1992 Employees Stock Option Plan (the “Employees Plan”) and the 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”),  for purposes of granting incentive or non-qualified stock options. These plans were amended several times by the Company’s Board of Directors to ultimately increase the number of shares authorized under the plans to 6,500,000 for the Employees plan and 1,000,000 for the Directors Plan. Both of these plans expired in 2002; however, options granted under these plans prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2008, no shares remained available for grant under either of these plans.

In May 1998, the Board of Directors of the Company established the 1998 Officers and Directors Stock Option Plan (the “Officers and Directors Plan”) and reserved a total of 1,200,000 shares for issuance under the Plan. The plan was amended in January 1999 by the Board of Directors of the Company to increase the shares reserved for issuance under the plan to 2,500,000. Options under this plan were granted at the discretion of the Board of Directors. No additional shares are currently available under this plan and no shares will become available under this plan in the future.

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan  to replace the Employees Plan and the Directors Plan, both of which expired in 2002, and reserved a total of 5,000,000 shares for issuance under the Plan. The plan was amended effective December 31, 2004 to increase the authorized shares to 8,000,000, and again effective December 12, 2007 to increase the authorized shares to 10,000,000. A total of 2,271,736 shares remain available for grant under this at December 31, 2008.

The company issues new shares for all options exercised, It does not expect to repurchase any shares to facilitate future option exercises. The following table summarizes information about stock options outstanding, all of which are expected to ultimately vest, and options currently exercisable under all four stock option plans at December 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/08	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/08	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.00 - $0.50	1,513,127	6.9 Years	$0.33	1,009,995	5.4 Years	$0.36
$0.51 - $1.00	1,256,250	3.7 Years	$0.83	1,101,250	3.0 Years	$0.84
$1.01 - $2.00	2,685,220	5.5 Years	$1.27	2,020,220	4.4 Years	$1.29
$2.01 - $3.00	2,435,300	4.2 Years	$2.38	2,435,300	4.2 Years	$2.38

Total	7,889,897	5.1 Years	$1.36	6,556,765	5.0 Years	$1.47

Aggregate intrinsic value		$0			$0

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.           Stock Options (continued):

The following is a summary of stock option activity under all four plans:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at December 31, 2005	6,703,151	$1.84

Granted	2,972,970	$1.54
Exercised	(54,383)	$0.49
Cancelled	(1,907,826)	$2.43

Options outstanding at December 31, 2006	7,713,912	$1.58

Granted	1,831,196	$1.20
Exercised	(307,244)	$0.99
Cancelled	(2,340,684)	$1.52

Options outstanding at December 31, 2007	6,897,180	$1.52

Granted	1,623,129	$0.57
Exercised	(170,000)	$0.36
Cancelled	(460,412)	$1.25

Options outstanding at December 31, 2008	7,889,897	$1.36

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $0.28, $0.63, and $0.90, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $131,245, $387,905, and $57,050 respectively. As of December 31, 2008, there was a total of $597,209 of unrecognized compensation cost related to 1,316,882 non-vested options granted under the plan. Of these unvested options, 464,382 vest based on the passage of time and the remaining options vest upon the attainment of goals. This cost is expected to be recognized over a weighted average period of approximately 1.3 years. The fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $605,393, $299,519, and $1,363,348, respectively.

The 2002 Equity Compensation Plan also allows the issuance of restricted shares of common stock. We issue shares of restricted stock in connection with our compensation of outside Directors. We granted 45,000 shares of restricted stock in 2008 and 31,667 shares in 2007. No restricted shares were granted in 2006. These shares vest quarterly over a one year time period starting with the date of the grant. A total of 51,667 of these shares have vested and are issued and outstanding as of December 31, 2008. The shares granted in 2008 had a fair value of $45,000 and were granted at prices ranging from $0.91 to $1.15. The shares granted in 2007 had a fair value of $32,683 and were granted at prices ranging from $0.94 to $1.19. We recognized expense in the financial statements of $48,609 and $10,150 in the years ended December 31, 2008 and 2007, respectively. The weighted average fair value of shares granted during 2008, vested during 2008, and unvested at December 31, 2008 was $1.00, $1.02, and $1.01, respectively. The weighted average fair value of shares granted during 2007, vested during 2007, and unvested at December 31, 2007 was $1.03, $0.94, and $1.05, respectively.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.           Stock Options (continued):

During 2008, we repriced the exercise price of 200,000 options held by the Company’s CEO from $1.19 per share to $0.75 per share in connection with a simultaneous reduction in his compensation. The expense associated with this repricing is $10,510 and is being recognized over the vesting term of the options. A total of $2,366 was recognized in 2008 and the balance will be recognized in 2009. The Company also adjusted the price of certain non-officer options issued in 2008. The Company has a performance based option program covering all non-officer employees. The options are granted early in the year and vest as of December 31, if certain goals are achieved. A total of 229,997 were granted under this program. The original exercise price of these options was to be $1.19 per share, however the exercise price was adjusted to be equal to the market price of the stock on the date of vesting, December 31, 2008. The effect of this adjustment in exercise price, which effectively amounts to a repricing, was an expense of $18,114, which was fully recorded in 2008. During the years ended December 31, 2007 and 2006, we extended the contractual life of 20,000 options granted to a consultant by two years and one year, respectively, and as a result, we recognized additional compensation expense of $5,990 and $1,750, respectively. During 2006, we also recognized $9,000 of compensation expense when we repriced 100,000 options granted to a consultant. These options were originally priced above market when issued in 2005. We account for options issued to consultants using the same assumptions as for employees.

9.	Stock Warrants:

Common stock warrants

In 1996 and 1997, we issued 110,000 warrants in connection with fundraising activities. These warrants enabled the holder to purchase shares of the our common stock at prices of $1.00 to $2.00 per share through 2007. A total of 15,000 of these warrants were exercised in 1999. The remaining warrants expired unexercised.

In 2007, we issued 1,304,353 warrants in connection with a private placement of the Company’s stock. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.50 per share through  the earlier of April 2011, or the date that the shares acquired in the private placement are sold by the shareholder.

The following is a summary of outstanding warrants:
	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2006	95,000	$1.00-2.00
Expired	(35,000)	$2.00

Warrants outstanding at December 31, 2006	60,000	$1.00-2.00
Issued	1,304,353	$2.50
Expired	(60,000)	$2.00

Warrants outstanding at December 31, 2007	1,304,353	$2.50
Expired	—	—

Warrants outstanding at December 31, 2008	1,304,353	$2.50

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.           Supplemental Cash Flow Information:

Cash paid for interest was $7,180, $926, and $604 for 2008, 2007, and 2006, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2008	2007	2006

Non-cash financing activities:
Issuance of common shares in payment of accounts payable	$—	$—	$250,000
Capital lease transaction	$34,990	$61,727	$—

11.	Commitments and Contingencies:

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

The Keesmann agreement was amended in 2008. As part of that amendment, the amount of future offsets available for expenses incurred prior to June 2008 was fixed at $300,000. In addition the amendment established licensing parameters under which we can sublicense the patents without any additional approval by Mr. Keesmann. The amendment also gave Mr. Keesmann the option of electing to receive an additional advance of $100,000 against future royalties. In September 2008, Mr. Keesmann elected to receive that advance, which is now available for us to offset against future royalties. Finally, the amendment contains provision which would allow Mr. Keesmann to license the patents directly and remit 50% of the royalties to us beginning in June 2010, if certain minimum royalties are not achieved by that date.

In 2008, we also sold a portion of our potential future royalty stream related to the Keesmann patents to IP Verwertungs GmbH (“IPV”) for $1.4 million. A total of $1.226 million has been received and the remaining $174,000 will be offset against future royalties due IPV. IPV will receive 25% of our portion of the Keesmann royalties until we have received and retained $1.8 million. After that level has been reached, IPV will receive 50% of our portion of the Keesmann royalties, or approximately 25% of the total royalties on the Keesmann patents.

Research and development commitments

As of December 31, 2008, the Company had several research contracts pending and in process. The total amount of those contracts is $7,949,203. Of that total, $4,677,399 has been recognized as revenue and $3,271,805 will be recognized in the future. The revenue to be recognized from these research contracts in 2009 is expected to exceed the cost of this research.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
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

Legal proceedings

Canon litigation

During 2008, our suit against Canon, Inc. was concluded. A final judgment was entered in May 2007 in the U.S. District Court for the Western District of Texas, Austin Division. This judgment reaffirmed the Court’s earlier ruling that Canon had materially breached the terms of the patent license agreement between the two companies. The judgment upheld our termination of Canon’s license, while awarding no additional damages. This decision was appealed to the Fifth Circuit Court of Appeals. The Appeals Court, while upholding Canon’s material breach of contract, ruled that termination of the license was too severe a remedy for the breach and reinstated Canon’s license. No additional appeals were filed and the case is now concluded.

Keesmann litigation

During 2008, we also concluded our litigation against Till Keesmann, a German citizen, and other defendants that were investors in his patents that were subject to our existing license. In February 2008, we settled with all defendants except Mr. Keesmann in exchange for a payment from the defendants to us in the amount of $500,000. In June 2008, we settled with Mr. Keesmann and both parties released all claims against each other. No payment was made by either party in connection with the final settlement, however the terms of the existing license were amended as described earlier in this note under the heading “Till Keesmann agreement”.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.	Research and Development Contracts:

The Company makes significant expenditures for research and development. We seek funding for our research and development costs to reduce the cost of such expenditures to us. We only seek funding for projects that fit within our strategic vision. A substantial portion of our funded research has been from government contracts. Under government contracts, the government has the right to utilize the results for its purposes and the we have the right to utilize the technology for commercial purposes. Generally, when we contract with other entities, the entity is also conducting its own internal research related to application of our technology to its products and such expenditures by the entity frequently exceeds the amount of funding provided to the Company. Usually the entity has the first opportunity to license the technology at the conclusion of the project, if they desire. The costs of a particular research program may exceed the funding received, however since the goal of the research is to ultimately lead to a license, our willingness to share part of the development cost is evaluated on a case by case basis.

The following schedule summarizes certain information with respect to research and development contracts:

	2008	2007	2006
Contract research revenues	$3,120,245	$3,318,608	$943,290
Costs incurred charged to operations included in research and development	$2,200,603	$2,222,473	$879,592
Amount of additional funding commitments at December 31	$3,271,805	$3,890,842	$3,026,133

14.	Quarterly Financial Information (Unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2008
Revenues	$870,014	$853,234	$891,853	$1,342,731	$3,957,832
Operating income (loss)	(1,267,391)	(1,357,688)	(79,386)	(520,715)	(3,225,180)
Net (loss)	(747,579)	(1,345,041)	(74,577)	(518,670)	(2,685,867)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.00)	(0.01)	(0.03)

2007
Revenues	$956,867	$916,038	$1,049,749	$1,067,149	$3,989,803
Operating income (loss)	(1,357,317)	(1,281,562)	(790,693)	(965,511)	(4,395,083)
Net (loss)	(1,345,887)	(1,229,787)	(759,910)	(921,307)	(4,256,891)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

2006
Revenues	$162,184	$115,009	$213,841	$625,636	$1,116,670
Operating income (loss)	(1,797,193)	(1,387,807)	(1,933,196)	(1,484,296)	(6,602,492)
Net (loss)	(1,794,166)	(1,385,583)	(1,931,038)	(1,483,105)	(6,593,892)
Earnings (loss) per share
Basic and Diluted	(0.02)	(0.01)	(0.02)	(0.01)	(0.07)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.	Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. No amounts in excess of the FDIC limit were held in bank accounts as of either December 31, 2007 or 2008, however $1,345,520 in excess of the FDIC limit was held at JP Morgan Chase at December 31, 2006. At December 31, 2007 and 2008, the Company held $2,414,958 and $103,603, respectively, in excess of the Securities Investor Protection Corporation limits in an account at Charles Schwab & Co. Inc.

The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

16.	Significant Customers:

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. ANI’s revenues tend to be project oriented and are not necessarily recurring with particular customers at the present time.  In addition to the U.S. Government, the Company had three customers from which it has received in excess of 10% of its consolidated revenues in one or more of the past three years. We had revenues of $233,333, $416,787, and $31,060 from Mitsui & Co., Ltd. in the years ended December 31, 2008, 2007, and 2006, respectively. We also had revenues from Ishihara Chemical Company, Ltd. of $633,250, $685,963 and $111,600 in the years ended December 31, 2008, 2007, and 2006, respectively. Finally, we recognized revenues of $663,108, $348,448 and $248,454 in the years ended December 31, 2008, 2007 and 2006 respectively from Yonex Co. Ltd.

17.	Related Party Transactions:

During 2006, as part of a transaction to sell intellectual property owned by our EBT subsidiary, we entered into an agreement with a related party. One of the patents that we sold was a patent that had been assigned to us by Advanced Technology Incubator, Inc. (“ATI”), a company owned by Dr. Zvi Yaniv, our Chief Operating Officer. In order to acquire the remaining interest in the patent and settle all potential future obligations to ATI, we issued 200,000 shares of our common stock, valued at $400,000 to ATI. We also paid $25,000 to ATI for additional services related to this transaction during 2006.

18.	Gain on Sale of Intellectual Property and Other Assets:

In January 2008, we had a gain of $100,000 from the sale of certain excess patents, which we were no longer using and which did not relate to any of our current active technology platforms. We had an additional gain of $1,225,999 from the sale of a portion of our interest in any future royalties received from sublicensing the Keesmann patents as described in more detail in Note 11.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.	Segment Information:

The Company’s operations are classified into three principal reportable segments.

	ANI	EBT	All Other	Total
2008
Revenue	$3,957,832	$—	$—	$3,957,832
Interest Expense	7,180	—	—	7,180
Depreciation and Amortization	70,141	—	395	70,536
Research and Development	4,614,644	—	—	4,614,644
Net Loss	(1,520,726)	(1,296)	(1,163,845)	(2,685,867)
Assets	1,105,627	—	686,862	1,792,489
Capital Expenditures	70,933	—	—	70,933

2007
Revenue	$3,989,803	$—	$—	$3,989,803
Interest Expense	926	—	—	926
Depreciation and Amortization	49,575	—	923	50,498
Research and Development	4,526,166	—	—	4,526,166
Net Loss	(3,212,051)	(1,298)	(1,043,542)	(4,256,891)
Assets	778,863	—	2,965,995	3,744,858
Capital Expenditures	174,409	—	—	174,409

2006
Revenue	$1,116,670	$—	$—	$1,116,670
Interest Expense	573	—	31	604
Depreciation and Amortization	46,191	—	2,981	49,172
Research and Development	3,590,148	—	—	3,590,148
Net Income (Loss)	(6,108,745)	933,720	(1,418,867)	(6,593,892)
Assets	1,101,205	—	1,592,237	2,693,442
Capital Expenditures	101,932	—	—	101,932

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by Applied Nanotech Holdings in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, Applied Nanotech Holdings performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of Applied Nanotech Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2008, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008. Our independent auditors, Padgett Stratemann & Co., LLC have issued an attestation report, which is included below, on our internal control.

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

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Applied Nanotech Holdings, Inc.:

We have audited the internal control over financial reporting of Applied Nanotech Holdings, Inc. (the Company) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Applied Nanotech Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders equity and cash flows of Applied Nanotech Holdings, Inc and our report dated February 20, 2009 expressed an unqualified opinion with an explanatory paragraph about the Company’s ability to continue as a going concern.

Padgett, Stratemann & Co., L.L.P.
Austin, TX
February 20, 2009

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Applied Nanotech Holdings.

Name	Age	Position	Director/Officer Since	Term Expires

Thomas F. Bijou	57	Director, Chief Executive Officer	December 2006	2009
Dr. Zvi Yaniv	62	Director, President, Chief Operating Officer	July 1996	2009
Douglas P. Baker	51	Director, Chief Financial Officer	June 1996	2009
Ronald J. Berman	52	Director	May 1996	2009
Dr. Robert Ronstadt	67	Director	January 2003	2009
Howard Westerman	56	Director	May 2007	2009
Tracy K. Bramlett	53	Director	September 2007	2009
Patrick V. Stark	54	Director	September 2007	2009
Clinton J. Everton	35	Director	October 2008	2009
Dr. Richard Fink	49	Vice President	January 2008	N/A

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

Douglas P. Baker has been with the Company since June 17, 1996, and has been a Director since May 2006. Mr. Baker is a Certified Public Accountant and has both a Bachelors in Business Administration and a Masters in Business Administration. Immediately prior to joining Applied Nanotech Holdings, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has prior experience in public accounting and as CFO of a privately held company. Mr. Baker is also Chairman of the Board of Directors of Total Health Care, Inc., a non-profit Health Maintenance Organization and has been a member of the Board of Directors of that organization since 1987.

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

Clinton J. Everton has been a Director of the Company since October 2008, and is currently President of the Margrave Group, a company that he founded in 2008. Prior to that, from 2001 to 2007, he held a variety of roles at Thompson NETg, including Vice President, Chief Technology Officer, and SVP Product operations before becoming President in 2005. Prior to Thompson NETg, Mr. Everton was President of Knowledge Communication, a pioneer in the e-learning field.

Dr. Richard Fink is Vice President of Engineering for Applied Nanotech, Inc.; a subsidiary of Applied Nanotech Holdings, Inc. Dr. Fink has a Bachelor in Science degree from South Dakota State University and a Masters in Science and Ph.D. in Physics from the University of Illinois and has worked for the Company since 1995. Dr. Fink is also the co-founder of the Nanomaterials Applications Center at Texas State University – San Marcos, and has been chairman of the Texas Chapter of the Society for Information Display since 2004.

Shareholder Director Nominating Procedures

The Company has a procedure in place for holders of the Company’s common stock to recommend nominees to the Company’s Board of Directors. These procedures are set forth in Article 9(b) of the Company’s Restated Articles of Incorporation (the “Restated Articles”), a copy of which is filed as Exhibit 3(I) to this Annual Report on Form 10-K. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in Article 9(b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Company which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serve as a Director if elected); and (ii) as to the shareholder giving the notice, (1) the name and address, as they appear on the Company’s books, of such shareholder and (2) the class and number of shares of the Company which are beneficially owned by such shareholder. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth in Article 9(b) of the Restated Articles. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed herein, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

Committees

The Board of Directors has three committees. The audit committee consists of Mr. Everton, Mr. Westerman and Mr. Stark. Mr. Westerman is chairman of the audit committee. The compensation committee consists of Mr. Berman, Mr. Bramlett, and Dr.. Ronstadt. Mr. Berman is chairman of the compensation committee. The nominating committee consists of Dr. Ronstadt, Mr. Westerman, and Mr. Bramlett. Dr. Ronstadt is chairman of the nominating committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Westerman is an “audit committee financial expert” under applicable SEC rules and that all members of our audit committee qualify as “independent” as defined under applicable SEC rules.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all directors, officers, and employees of the Company. A copy of this Code of Ethics is publicly available on our website at www.appliednanotech.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities of Exchange Act of 1934 requires Applied Nanotech Holdings’ officers, Directors, and persons who beneficially own more than 10 % of a registered class of Applied Nanotech Holdings’ common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors, and beneficial owners of more than 10% of Applied Nanotech Holdings’ common stock are required by the Securities and Exchange Commission regulations to furnish Applied Nanotech Holdings with copies of all Section 16(a) forms that they file.

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2008 through December 31, 2008, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

Base Salaries

We provide our executive officers with a level of cash compensation that facilitates an appropriate lifestyle and provides a reasonable minimum compensation. We make this determination based on a variety of factors including professional accomplishments, level of education, past experience and scope of responsibilities. The actual amount of base salary paid to each named executive officer is set forth in the summary compensation table included later in this section. The salary level for our executive officers was basically frozen from 2005 to 2007. The salary of our chief operating officer, Dr. Yaniv, was set at $250,000 during each of those years. The salary of the chief executive officer was set at the same rate until the arrival of Mr. Bijou.  When Mr. Bijou joined us in December 2006, we entered into a slightly modified arrangement with Mr. Bijou. He was paid at an annualized rate of $288,000 per year; however that amount represents a combination of salary and management fee paid to an entity owned by Mr. Bijou. As part of the management fee, Mr. Bijou assumes responsibility for certain costs, including basic employee benefits that would normally be paid by us. We believe the amount that we pay Mr. Bijou is similar to the amounts paid to or on behalf our previous CEOs. The salary level for our chief financial officer, Mr. Baker, was set at a rate of $180,000 per year during the 2005 to 2007 time period.

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

In 2004, the compensation committee adopted a multiyear program of performance based options covering the years from 2004 to 2007. The goals associated with this program related to breakeven in various years and certain revenue targets. When Mr. Bijou commenced employment in December 2006, he also received an option package which included a small portion of time based options which vested over a period of one year and the remainder of which were performance based options vesting based on achievement of certain modified cashflow from operations and EPS goals.

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

A portion of the goals related to options granted in 2007 were unique to cash flow goals for 2008. These options expired unvested as of December 31, 2008. The executive officers were granted new options on December 31, 2008 to replace the expiring options. These new options vest based on cash flow goals for 2009 and were priced 15% above the market price of the common stock on the date of grant.

For purposes of this discussion of performance based option goals, we consider the goals related to earnings per share targets to be part of our confidential strategic plans, and as such we do not disclose the specifics of the goals at this time. Attainment of these goals will require the company to achieve financial results never before achieved in the history of the Company. We consider these goals achievable, but they represent a stretch and are considered essential to proving the business model. They align the interests of the executive officers with those of the shareholders.

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

The majority of options are performance based awards granted on an annual basis as part of a budgeting/goal setting process. For executive officers, the compensation committee meets annually to establish compensation levels, including salary, bonus, and options, for the year. This meeting normally occurs in late November or early December prior to the start of the new year - for example in December 2008 for 2009 compensation. It could, however, occur as early as November as late as January. For all other employees, the goal setting process starts in December, but since it involves many more distinct goals and many more individuals; it is a longer process and as a result usually is not ready for submission to the Compensation Committee until January or later. All performance based awards for employees other than executive officers are annual awards that must either vest by the end of the calendar year, or they will expire unvested. At the time of the proposed award, we consider whether there are any known upcoming significant events, and have in the past delayed awards as a result of expected positive events.

All option grants for employees are approved by the compensation committee of the Board of Directors. The compensation committee has authorized the executive officers to grant limited amounts of options to new hires without seeking additional compensation committee approval. The compensation committee does not delegate any of its powers for granting options to others, except that it has granted the executive officers the power to grant up to 20,000 options to new hires without the specific approval  of the compensation committee.

Other Benefits and Perquisites

Since we have not yet reached profitability on a consistent basis, we take a relatively bare-bones approach to benefits for all employees, including executive officers. There are no benefit plans available to executive officers that are not available to all employees. Executive officers participate in the same benefit plans covering other employees. These benefits include limited health and dental insurance, and group term life insurance. The only retirement plan that we maintain is a 401K plan funded entirely by employee elective deferrals. We have no company funded retirement plans or deferred compensation plans. We also do not provide any of the perquisites common at larger companies. The only perq that we provide is an auto allowance. Our CEO and COO receive an auto allowance of $1,000 per month and our CFO receives an auto allowance of $500 per month. The amounts paid as auto allowances are considered in setting the overall level of compensation for the executive officer.

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

In 2006 we used an executive search firm in connection with our search for a new CEO. That firm, Christian & Timbers, indicated that at the time our CEO salary was at the low end of the range for similar companies, although when considering options, total compensation fell within the normal range of CEO compensation. In November 2007, we performed a compensation analysis to benchmark our compensation package against other similar companies. We did not use an outside compensation consultant for this study, but rather performed the analysis internally. We selected the following companies: Nanogen (NGEN), Nanosphere (NSPH), Harris & Harris (TINY), Nanosys (NNSY), Acacia Research/Acacia Technologies (ACTG), Arrowhead Research (ARWR), and Symyx Technologies (SMMX). In selecting these companies, we considered such factors as nanotechnology involvement, market capitalization, revenue levels, profitability, and line of business. While no particular company is a perfect match, we believe that overall this is a representative mix of companies to use as a comparison. We gathered data on these companies from publicly available data, including SEC filings. In general, there was a lag of one or more years related to these filings, so the most recent data available for these companies was from 2006 or prior.

The results of our benchmarking study showed that the compensation paid to executive officers at Applied Nanotech Holdings, Inc. was well below average for the peer group selected.  Salaries were at or near the bottom of the range. In the case of the CEO and COO, all but one of the comparison companies paid higher salaries and in the case of the CFO, all of the comparison companies paid higher salaries. The majority of the comparison companies paid bonuses despite the existence of net operating losses. While the Applied Nanotech Holdings officers had the potential for larger option grants, based on options actually vested, on average the comparison companies also had higher levels of options granted.

When setting compensation levels for 2008, we considered the result of this study. Salaries were set at the previously disclosed levels based on this study and in consideration of the fact that salary levels had been unchanged for three years. These new salary levels are, in general, still below average for the comparison companies, but much closer than previous levels. Until such time as the company attains profitability, we believe it reasonable for salaries to be slightly below average. When the company reaches profitability, it is anticipated that salaries will be adjusted to market levels. We continued our bonus plan based on profitability and it is anticipated that future bonuses will not be paid until such time as we have reached profitability. Finally, as previously described, we granted options to the executive officers in December 2006, 2007, and 2008. These options included both time based and performance based options, although the majority of the options were performance based. This split was determined, in part based on the option vesting history over the past several years.

We updated the previously mentioned compensation study at the end of 2008 and found that in general, compensation levels had increased at the comparison companies. We, however, left compensation unchanged for our executive officers for 2009.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee
Ronald J. Berman, Chairman; Dr. Robert Ronstadt; Tracy Bramlett

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006 by all individuals that served as Chief Executive Officer during 2008, the Chief Financial Officer, all individuals that were Named Executive Officers as of the end of the previous year, and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2008 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Option Awards (2)	All Other Compensation (5)	Total

Thomas F. Bijou (3)	2008	$284,167	$37,876	$12,000	$334,043
Chief Executive Officer	2007	$288,000	$505,357	$0	$793,357
	2006	$24,000	$663,422	$0	$687,422

Dr. Zvi Yaniv	2008	$275,000	$13,680	$12,000	$300,680
Chief Operating Officer	2007	$250,000	$247,588	$12,000	$509,588
	2006	$250,000	$265,369	$12,000	$527,369

Douglas P. Baker	2008	$225,000	$8,550	$6,000	$239,550
Chief Financial Officer	2007	$180,000	$154,743	$6,000	$340,743
	2006	$180,000	$132,684	$6,000	$318,684

Dr. Richard Fink (4)	2008	$125,000	$3,420	$0	$128,420
	2007	$100,000	$73,842	$0	$173,842
	2006	$97,667	$18,244	$0	$115,911

(1) Salary amounts for 2008 for all officers reflect amounts earned during the year. Effective August 1, 2008, the officers began deferring a portion of their salaries as part of the Company’s cost reduction/cash conservation initiatives. The amount of 2008 salaries still payable as of December 31, 2008 are $9,225 for Mr. Bijou, $13,200 for Mr. Baker, $17,187 for Dr. Yaniv, and $7,812 for Dr. Fink.

(2) Amounts included in the option awards column are calculated utilizing the provisions of SFAS No. 123R, “Share-Based Payments.” See Note 8 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. The amounts are calculated based on all options granted during the year without regard to whether the options vest or expire. As discussed in the Compensation Discussion and Analysis, the majority of options granted are performance based options associated with specific goals. To the extent that the goals are not achieved, the options do not vest and expire. None of the options granted in 2006 to Dr. Yaniv, or Mr. Baker vested and all have expired as of December 31, 2007. A total of 1,000,000 options were granted to Mr. Bijou in 2006, of which 200,000 options have vested and the remaining 800,000 options have expired. All of the options granted to Dr. Fink in 2006 have vested. In 2007, Mr. Bijou received a total of 800,000 options – 180,000 of which have vested, 200,000 of which expired, and 420,000 that may vest in the future. In 2007, Dr. Yaniv was granted 400,000 options - 90,000 have vested, 100,000 have expired, and 210,000 may vest in the future. In 2007, Mr. Baker was granted 250,000 options - 56,250 have vested, 62,500 have expired, and 131,250 may vest in the future. In 2007, Dr. Fink was granted 100,000 options - 22,500 have vested, 25,000 have expired, and 52,500 may vest in the future. None of the options granted to officers in 2008 have vested.

(3) Mr. Bijou began employment as CEO on December 1, 2006. His compensation is a combination of salary and management fee and as part of the management fee, he is responsible for certain expenses such as employee benefits and secretarial services.

(4) Dr. Fink has been employed by the Company since 1995; however he only became a named executive officer as of December 31, 2007. Amounts for 2006 and 2007 are included for comparative purposes.

(5) The amounts included in the “All Other Compensation” column represent automobile allowances in all years.

GRANTS OF PLAN-BASED AWARDS TABLE
			Estimated Future Payouts Under Equity Incentive Plan Awards (Shares) (1)			All Other Option Awards; Number of Shares	Exercise Price of	Market Price on
Name	Grant Date	Approval Date	Threshold	Target	Maximum	Underlying Options	Option Awards	Date of Grant

Thomas F. Bijou(2)	12/31/2008	12/29/2008	0	200,000	200,000	0	$0.28	$0.24
	10/06/2008	10/04/2008	0	0	0	200,000	$0.75	$0.48

Dr. Zvi Yaniv	12/31/2008	12/29/2008	0	100,000	100,000	0	$0.28	$0.24

Douglas P. Baker	12/31/2008	12/29/2008	0	62,500	62,500	0	$0.28	$0.24

Dr. Richard Fink	12/31/2008	12/29/2008	0	25,000	25,000	0	$0.28	$0.24

___________________

(1) Performance-based option awards that vest upon the achievement of positive cash flow from operations in 2009.

(2) The grant for Thomas F. Bijou on 10/06/08 was the repricing of a previous grant. A total of 200,000 options originally granted on 12/12/07 with an exercise price of $1.19 per share were repriced to $0.75 per share in conjunction with a reduction of Mr. Bijou salary from $300,000 annually to $224,000 annually – an annual reduction of $76,000. The maximum benefit that Mr. Bijou can receive from this repricing is $88,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2008.

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number
Name	Number Exercisable	Number Unexercisable	of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Thomas F. Bijou	200,000	-		$1.19	11/30/2016
	135,000	25,000		$1.19	12/03/2017
	45,000	155,000		$0.75	12/03/2017
	-	-	240,000	$1.19	12/12/2017
	-	-	200,000	$0.28	12/31/2018

Dr. Zvi Yaniv (1)	100,000	-		$0.50	01/11/2009
	30,000	-		$1.50	02/02/2010
	200,000	-		$1.50	06/27/2010
	30,000	-		$0.96	07/28/2013
	250,000	-		$2.73	12/31/2013
	250,000	-		$2.17	12/31/2014
	90,000	90,000		$1.19	12/03/2017
	-	-	120,000	$1.19	12/03/2017
	-	-	100,000	$0.28	12/31/2018

Douglas P. Baker (1)	30,000	-		$1.50	02/02/2010
	50,000	-		$1.50	06/27/2010
	60,000	-		$0.63	03/02/2011
	100,000	-		$0.92	07/16/2011
	150.000	-		$0.73	12/05/2011
	13,000	-		$0.96	07/28/2013
	200,000	-		$2.73	12/31/2013
	150,000	-		$2.17	12/31/2014
	56,250	56,250		$1.19	12/03/2017
	-	-	75,000	$1.19	12/03/2017
	-	-	62,500	$0.28	12/31/2018

Dr. Richard Fink	2.500	-		$1.50	01/03/2010
	2,500	-		$1.50	02/15/2010
	2,000	-		$0.58	02/16/2011
	32,750	-		$1.00	12/31/2012
	6,875	-		$0.50	03/20/2013
	21,000	-		$0.56	04/16/2013
	19,881	-		$2.50	03/10/2014
	15,906	-		$2.17	01/01/2015
	3,487	-		$2.17	02/14/2016
	10,112	-		$2.25	04/11/2016
	16,713	-		$1.28	01/29/2017
	22,500	22,500		$1.19	12/03/2017
	-	-	30,000	$1.19	12/03/2017
	-	-	25,000	$0.28	12/31/2018

______________________

(1) Includes options still outstanding that were previously transferred by gift and reported on Form 4 by the Named Executive Officer. For Dr. Yaniv these options are the 100,000 options expiring 01/11/2009. For Mr. Baker, these options are the 60,000 options expiring 03/02/2011.

OPTION EXERCISE AND STOCK VESTED TABLE

Named executive officers exercised no options and received no vested stock awards in 2008.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

None of the named executive officers have employment contracts, and therefore, there are no formal payments due on a change in control or other employment termination. Our 2002 Equity Compensation Plan, which includes all employees, including executive officers, includes a provision which accelerates the vesting of all unvested options upon certain change in control events. Unvested options held by Named Executive Officers as of December 31, 2008 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table included in this item.

It is our policy to pay severance upon termination when termination is initiated by us and is for other than cause. We have no formal guidelines, but rather each case is handled on an individual basis. Factors considered include position, length of service, reason for termination, possible future relationships, as well as other potential factors. Payments may be made in a lump sum or in periodic installments and are usually accompanied by a severance agreement that includes a release, a non-disparagement clause, and possibly a non-compete agreement. In the case of executive officers, the starting point for negotiations is one month of severance for each year or partial year of service at the Company, with a minimum of six months. In the case of the existing executive officers, that would equate to six months for Mr. Bijou, thirteen months for Dr. Yaniv and Mr. Baker, and fourteen months for Dr. Fink. This could be viewed as the minimum potential pay out  upon termination; however, upon mutual agreement of the parties, a lower amount could be negotiated.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total

Howard Westerman	$ 12,000	$ 7,500	$ 19,500
Ronald J. Berman	$ 18,000	$ 7,500	$ 25,500
Bradford S. Lamb (2)	$ 9,000	$ 7,500	$ 16,500
Tracy K. Bramlett	$ 12,000	$ 7,500	$ 19,500
Dr. Robert Ronstadt	$ 18,000	$ 7,500	$ 25,500
Patrick V. Stark	$ 12,000	$ 7,500	$ 19,500
Clinton J. Everton (3)	$ 3,000	-	$ 3,000

(1) Amounts included in the restricted stock awards column are calculated based on the total fair market value of the shares granted on the date of the grant.

(2) Director Lamb resigned in October 2008.

(3) Director Everton became a Director in October 2008.

We pay our outside Directors with a combination of cash and restricted stock. We believe this mixture of cash and equity is appropriate at our current level of development and provides the Directors with current compensation for services rendered while still aligning the interests of the Directors with the shareholders. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by Applied Nanotech Holdings.

The Directors each receive an annual retainer of $12,000, paid quarterly. Each committee chairman receives an additional annual retainer of $6,000, paid quarterly, and the Board Chairman, if not an employee, receives an additional annual retainer of $8,000. As part of our cost reduction/cash conservation initiative, all outside Directors deferred their cash compensation for the 3rd an 4th quarters of 2008. For all Directors other than Directors Lamb and Everton, this is equal to one half of the amount reflected in table above. Director Lamb was paid the full amount reflected in the table above and Director Everton joined the Board in the fourth quarter, and therefore the entire portion of his cash compensation was deferred

In addition to the cash payments, each outside Director receives restricted stock. Up until 2008, a quarterly grant of 2,500 shares of restricted stock was granted on the last day of January, April, July, and October. These grants were prorated if a Director only serves a portion of the quarter and the grants vest quarterly over a one year period starting on the date of the grant. This policy continued until July 2008, at which time it was changed to a single annual grant of 10,000 fully vested shares on the last day of July each year. The first such grant will be in July 2009 and this annual grant is prorated for partial years of service.

All of the Directors have retained the right to pursue additional business activities that are not competitive with the business of Applied Nanotech Holdings, and do not adversely affect their performance as Directors. If conflicts of interest arise, the nature of the conflict must be fully disclosed to the Board of Directors, and the person who is subject to the conflict must abstain from participating in any decision that may impact on his conflict of interest. Except for this disclosure and abstention policy, the Directors will not be in breach of any fiduciary duties owed to Applied Nanotech Holdings or the shareholders by virtue of their participation in such additional business activities.

Director Ownership Requirements

We also have a policy related to stock ownership requirements that covers all Directors - both outside Directors and employee Directors. All Directors are required to own a minimum of 20,000 shares of Applied Nanotech Holdings, Inc. common stock. There is no time limit in which a new director must meet those requirements; however, until a Director owns a minimum of 20,000 shares, the Director is not allowed to sell any shares. Furthermore, if a Director owns in excess of 20,000 shares, that Director is not allowed to sell shares, whether owned or received as a result of the exercise of options, if at the completion of the transaction, it will result in an ownership position of less than 20,000 shares. All current Directors currently meet this ownership requirement with the exception of Director Bramlett, who became a Director in September 2007 and owns 18,333 shares as of the date of this filing.  He has purchased 10,000 shares since becoming a Director and received an additional 8,333 shares of restricted stock under the Director compensation plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Berman, Mr. Bramlett, and Dr. Ronstadt. None of them is or has been an officer or employee of Applied Nanotech Holdings, Inc. nor do any of them have any relationships requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship existed during the fiscal year ended December 31, 2008, between Applied Nanotech Holdings’ Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Applied Nanotech Holdings, Inc. stock as of February 25, 2009, are listed below. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P.	9,141,034	8.51%
Barry Kitt, General Partner 4965 Preston Park Blvd., Suite 240 Plano, TX 75093

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Applied Nanotech Holdings’ common stock as of February 25, 2009, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options and Restricted Stock Included in Beneficial Ownership (1)	Common Stock Beneficial Ownership	Percentage of Class
Thomas F. Bijou	425,000	593,429	*
Dr. Zvi Yaniv	872,500	1,032,500	*
Douglas P. Baker	763,312	822,812	*
Dr. Richard Fink	161,849	161,849	*
Ronald J. Berman	412,292	952,217	*
Howard Westerman	9,792	188,499	*
Dr. Robert Ronstadt	192,292	191,659	*
Clinton J. Everton	-	30,000	*
Tracy Bramlett	6,458	16,548	*
Patrick V. Stark	6,458	45,753	*

All Executive Officers and Directors as a group (10 persons)	2,849,853	4,055,592	3.68%

*	Less than 1%

(1)
This column lists shares that are subject to options exercisable within sixty (60) days of February 25, 2009 and restricted stock that vests within sixty (60) days of February 25, 2009, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of Applied Nanotech Holdings	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (4)
	(a)	(b)	(c)
1992 Employee Plan (1)	905,000	$1.05	-
1992 Outside Directors Plan (2)	190,000	$1.20	-
1998 Directors and Officers Plan	350,000	$0.50	-
2002 Equity Compensation Plan (3)	6,444,897	$1.46	2,271,736
Total	7,889,897	$1.36	2,271,736

(1)
The 1992 Employee Plan was originally approved by shareholders and authorized 3.0 million shares. The plan was subsequently amended twice by the Board to increase the authorized number of shares and is therefore classified as a plan not approved by our shareholders.

(2)
The 1992 Outside Directors Plan was originally approved by shareholders and authorized 500,000 shares. The plan was subsequently amended by the Board to increase the authorized number of shares and is therefore classified as a plan not approved by our shareholders

(3)
The 2002 Equity Compensation Plan was overwhelmingly approved by a majority of the shareholders actually casting votes at both the 2008 and 2007 annual meeting of shareholders. However, since less than 50% of the shares eligible to vote actually cast votes, the plan does not fall into the category of plans approved by shareholders under SEC rules.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Applied Nanotech Holdings’ annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Year ended December 31, 2008 were $62,500. No fees were billed to the Company in 2007 or 2006 by, the Company’s current auditor. Our prior auditor, Sprouse & Anderson, L.L.P. merged with Padgett, Stratemann & Co., L.L.P. in 2007 and no longer exists. The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Applied Nanotech Holdings’ annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2007 and 2006 totaled $56,609 and $57,200, respectively.

Audit-Related Fees

Applied Nanotech Holdings did not incur or pay any fees to either Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson, L.L.P., and neither Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson; L.L.P. provided any services related to audit-related fees in the last two fiscal years.

Tax Fees

There were no fees billed to Applied Nanotech Holdings by either Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson, L.L.P. for services rendered to Applied Nanotech Holdings during the last two fiscal years for tax compliance, tax advice, or tax planning.

All Other Fees

There were no fees billed to Applied Nanotech Holdings by either Padgett, Stratemann & Co. L.L.P. or Sprouse & Anderson, L.L.P. for services rendered to Applied Nanotech Holdings during the last two fiscal years, other than the services described above under “Audit Fees.”

It is the audit committee’s policy to pre-approve all services provided by the Company’s auditors. All services provided by Padgett Stratemann & Co. L.L.P. in 2008 and by Sprouse & Anderson, L.L.P. during the years ended December 31, 2007 and 2006 were pre-approved by the audit committee.

As of the date of this filing, Applied Nanotech Holdings current policy is to not engage Padgett, Stratemann & Co., L.L.P. to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that Applied Nanotech Holdings engage Padgett, Stratemann & Co., L.L.P. to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

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

APPLIED NANOTECH HOLDINGS, INC.
By:	/s/ Thomas F. Bijou
Thomas F. Bijou, Chief Executive Officer March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Bijou Thomas F. Bijou	Chairman, Chief Executive Officer (Principal Executive Officer and Director)	March 2, 2009

/s/ Douglas P. Baker Douglas P. Baker	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Director)	March 2, 2009

Dr. Robert Ronstadt* Clinton J. Everton* Ronald J. Berman* Dr. Zvi Yaniv* Howard Westerman* Tracy Bramlett* Patrick V. Stark*	Directors	March 2, 2009

*By:	/s/ Douglas P. Baker
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

10.1*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.2*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.3*	Amended and Restated 2002 Equity Compensation Plan. (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
10.4*	Applied Nanotech Holdings, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.5*	Applied Nanotech Holdings, Inc. Compensation Committee Charter (Exhibit 10.18 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.6*	Applied Nanotech Holdings, Inc. Nominating Committee Charter (Exhibit 10.19 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.7*	Patent License Agreement between SI Diamond Technology, Inc. and Till Keesmann (Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000)
11	Computation of (Loss) per Common Share
14 *	Applied Nanotech Holdings, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou, Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Financial Officer
32.1	Section 1350 Certificate of Thomas F. Bijou, Chief Executive Officer
32.2	Section 1350 Certificate of Douglas P. Baker, Chief Financial Officer