Form 10-Q
period 2009-03-31
Applied Nanotech Holdings, Inc
filed 2009-05-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

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

As of April 30, 2009, the registrant had 107,395,216 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$817,602	$710,111
Accounts receivable, trade – net of allowance for doubtful accounts	279,714	661,704
Prepaid expenses and other current assets	52,707	121,920

Total current assets	1,150,023	1,493,735

Property and equipment, net	261,221	278,853
Other assets	19,901	19,901
Total assets	$1,431,145	$1,792,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$533,319	$438,878
Obligations under capital lease	27,818	35,012
Accrued liabilities	250,792	207,809
Deposits and deferred revenue	490,000	224,595

Total current liabilities	1,301,929	906,294

Obligations under capital lease, long-term	25,919	27,909

Total Liabilities	1,327,848	934,203

Commitments and contingencies	–	–

Stockholders' equity:
Convertible preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,395,216 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	107,395	107,395
Additional paid-in capital	109,373,720	109,295,595
Accumulated deficit	(109,377,818)	(108,544,704)

Total stockholders' equity	103,297	858,286

Total liabilities and stockholders' equity	$1,431,145	$1,792,489

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Revenues
Government contracts	$551,184	$545,824
Contract research	260,000	184,358
Other	13,341	139,832
Total Revenues	824,525	870,014

Research and development	928,148	1,182,135
Selling, general and administrative expenses	733,843	1,055,270

Operating costs and expenses	1,661,991	2,237,405

Gain on sale of intellectual property and other assets	6,000	100,000

Loss from operations	(831,466)	(1,267,391)

Other income (expense), net
Interest Expense	(2,785)	(1,598)
Interest Income	1,137	21,410
Litigation Settlement	–	500,000

Loss from continuing operations before taxes	(833,114)	(747,579)

Provision for taxes	–	–

Net loss	$(833,114)	$(747,579)
Loss per share

Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	107,395,216	107,173,549

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(833,114)	$(747,579)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	18,090	16,049
Stock based compensation expense	78,125	87,418
Changes in assets and liabilities:
Accounts receivable, trade	381,990	(88,282)
Prepaid expenses and other assets	69,213	16,975
Accounts payable and accrued liabilities	137,424	274,880
Deposits and Deferred Revenue	265,405	(37,274)

Total adjustments	950,247	269,766

Net cash provided by (used in) operating activities	117,133	(477,813)

Cash flows from investing activities:
Capital expenditures	(458)	(6,395)
Net cash used in investing activities	(458)	(6,395)

Cash flows from financing activities:
Repayment of capital lease obligations	(9,184)	(7,049)

Net cash used by financing activities	(9,184)	(7,049)

Net increase (decrease) in cash and cash equivalents	107,491	(491,257)

Cash and cash equivalents, beginning of period	710,111	3,020,096

Cash and cash equivalents, end of period	$817,602	$2,528,839

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

                The consolidated financial statements of the Company for the three-month periods ended March 31, 2009 and 2008, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2009 and 2008, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2009 and 2008, was $2,785 and $1,598, respectively. During the three months ended March 31, 2009 and 2008, the Company had non-cash transactions related to share based payments covered by FAS 123R. These transactions are described in greater detail in Note 4.

3.       Stockholders’ Equity

The Company issued no shares of stock during the three months ended March 31, 2009 or 2008.

4.       Share-Based Payments

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the provisions of SFAS 123 issued in 1995.

The Company recorded $70,647 in compensation expense in the period ended March 31, 2009, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For options issued in 2009, the same assumptions were used except that a risk free interest rate of 0.44% was used and an annualized volatility rate of approximately 95% was used. The period ended March 31, 2009 also includes $7,478 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

The Company recorded $76,968 in compensation expense in the period ended March 31, 2008, related to options issued under its stock-based incentive compensation plans and $10,450 of expense related to restricted stock provided to non-employee Directors of the Company.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.       Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2008 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

6.       Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2009 and 2008:

	ANI	EBT	All Other	Total
2009

Revenue	$824,525	$-	$-	$824,525

Profit (Loss)	(553,448)	5,459	(285,125)	(833,114)

Expenditures for
long-lived assets	458	-	-	458

2008

Revenue	$870,014	$-	$-	$870,014

Profit (Loss)	(440,541)	(520)	(306,518)	(747,579)

Expenditures for
long-lived assets	6,395	-	-	6,395

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

Three months ended March 31, 2009 and 2008

OVERVIEW

We are primarily a nanotechnology company engaged in the performance of services and development of technologies based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, we expect to incur additional research and development expenses throughout 2009 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balances, which are approximately $900,000 as of the date of this filing, when combined with known revenue sources, to enable us to operate at least through the end of July 2009, and we expect to sign additional contracts prior to the end of July which will extend that period further.  We have a plan to achieve profitability in 2009, and that plan anticipated a loss in the first quarter. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees.  We are currently negotiating a license agreement related to conductive inks that, based on a commitment  from our strategic partner, was originally expected to be completed in April 2009. While negotiations continue, and we still expect to complete this license, we can not predict the exact completion date with any certainty.

At the present time, there can be no assurance that we will achieve our plan for profitability in 2009, or even break-even, or that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees at our present level of activity. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2009, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until we reach profitability.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

 This plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. If adequate funds are not available from operations, or other sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results could materially and adversely affect us.

RECENT DEVELOPMENTS

During the quarter ended March 31, 2009, we received several new contracts which added to our revenue backlog. We received three separate phase I government contracts totaling approximately $270,000. Successful completion of phase I contracts often leads to phase II contacts that can range in amount from $500,000 to $1.0 million in amount each. In March 2009, we also received a two year $400,000 contract from the Bird Foundation, a joint entity funded by the governments of the U.S. and Israel to accelerate the development of nanoparticles to be used in our conductive ink project.

In April 2009, we received a new contract for sensor development from a natural gas trade association. This contract, in the amount of approximately $550,000, will cover a one year period. This contract, which was not included in our revenue backlog at March 31, 2009, further increases our billable backlog of research work.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased during the period. At March 31, 2009 we had cash and cash equivalents of approximately $817,000 as compared with cash and cash equivalents of $710,000 at December 31, 2008.  This increase in cash is primarily the result of cash provided by operating activities.

Our operating activities provided us with $117,133 of cash in the quarter ended March 31, 2009 (the “2009 Period”), as compared to cash used by operating activities of $477,813 in the quarter ended March 31, 2008 (the “2008 Period”). This is primarily the result of working capital items, primarily related to payments received from customers. Our accounts receivable decreased by almost $400,000 during the 2009 Period, of which $300,000 was related to the second payment due on a license agreement signed in October 2008. In addition, our customer deposits and deferred revenue increased by approximately $265,000. This represents payments received from customers prior to the time that the revenue is recognized for financial statement purposes. In addition, our cash flow from operations was impacted by the items discussed below in the “Results from Operations” section.  We would expect our cash used in, or provided by, operating activities to fluctuate in future quarters in 2009, depending on the timing of receipt of various items. We expect positive cash flow from operations in future quarters in 2009, but not necessarily all quarters, as a result of increasing revenues, while expenses increase at a much lower rate.

We used cash in financing activities of $9,184 during the 2009 Period, as compared with cash used in financing activities of $7,049 during the 2008 Period. The cash used in both periods was the result of payments on capital leases and is expected to remain at insignificant levels.

We used net cash of $458 for investing activities in the 2009 Period related to the purchase of equipment, compared with cash used in investing activities related to equipment purchases of $6,395 in the 2008 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2009.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock; however, we have been able to avoid the need to raise any equity through stock sales since April 2007. Our current cash balance is approximately $800,000, and our plan is to sign additional contracts so that we do not need to raise any additional debt or equity funds in 2009; however, in the event that we do need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2009. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2009 based on the receipt of research funding, license agreements, and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our loss from operations for the 2009 Period was $833,114 as compared with the loss from the operations of $747,579 for 2008 Period. Our total revenues for the 2009 Period were slightly lower than in the 2008 Period; however our costs associated with the revenues also decreased during the 2009 Period. The reasons for the increased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2009, totaled $824,525, compared to $870,014 for the same quarter in 2008. The revenues in both periods were all from ANI, and substantially all the result of reimbursed research expenditures. During the 2008 Period, $545,824 of the revenue came from government contracts and $324,190 came from other private sources. In the 2009 Period, our revenue from government contracts increased to $551,184, and our revenue from other commercial sources decreased to $273,341. Of the revenue from other private sources, revenues related to contract research increased from approximately $185,000 in the 2008 Period to $260,000 in the 2009 Period as a result of increased funding by our partners. Other miscellaneous revenue decreased substantially from the 2008 Period to the 2009 Period. The main component of this other revenue in the 2008 Period was from our relationship with Mitsui, which ended in 2008. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2009 to increase above the first quarter level. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.7 million as of March 31, 2009, and we expect our revenue to continue at or above current levels in future quarters as a result of this backlog. We had a total revenue backlog of approximately $3.2 million as of March 31, 2008, and a revenue backlog of $3.3 million as of December 31, 2008. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel; however, we do plan to increase this backlog significantly throughout 2009 and an increase in revenue levels may require additional personnel.

We incurred research and development expenses of $928,148 for the 2009 Period, which was a decrease from the $1,182,135 incurred in the 2008 Period. This reflects an increased focus on only those projects for which we have outside funding and a minimization of any work on internally funded projects. We expect research and development expenditures to gradually increase for the remainder of the year as additional new funded projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $733,843 for the 2009 Period, compared with $1,055,270 for the 2008 Period – a decrease of about $320,000. Included in the 2008 Period are approximately $150,000 of litigation related expenses, while there were no such expenses in 2009. The remainder of the decrease in selling, general, and administrative expenses related to our wide ranging cost reduction efforts.

Our interest income is insignificant, but decreased during the 2009 Period as a result of a lower average level of invested cash balances, combined with lower interest rates in 2009. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2009. Our interest expense was insignificant in both periods and is expected to remain so for the balance of the year.

During the 2009 Period we had a gain of $6,000 related to payments received related to intellectual property sold by our Electronic Billboard Technology, Inc. subsidiary in 2006. It is possible that we will receive additional payments related to this agreement in future quarters and future years; however, the amount of such payments, if any, can not be predicted. During the 2008 Period, we also had a gain of $100,000 from the sale of certain excess patents, which we were no longer using and which did not relate to any of our current technology platforms. The 2008 Period also included a gain of $500,000 from a partial settlement related to the Keesmann litigation, which is discussed in greater detail in our annual report on form 10-K for the year ended December 31, 2008.

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

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended March 31, 2009.

ITEM 6.     EXHIBITS

(a)     Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 1, 2009	/s/ Thomas F. Bijou Thomas F. Bijou Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2009	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Thomas F. Bijou

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Thomas F. Bijou

32.2	Section 1350 Certificate of Douglas P. Baker