Form 10-Q
period 2009-06-30
Applied Nanotech Holdings, Inc
filed 2009-07-31
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2009

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

 Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

As of July 31, 2009, the registrant had 107,395,216 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$467,746	$710,111
Accounts receivable – net of allowance for doubtful accounts	218,699	661,704
Prepaid expenses and other current assets	76,712	121,920

Total current assets	763,157	1,493,735

Property and equipment, net	249,097	278,853
Other assets	19,901	19,901
Total assets	$1,032,155	$1,792,489

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$661,389	$438,878
Obligations under capital lease	19,916	35,012
Accrued liabilities	324,834	207,809
Deferred revenue	505,000	224,595

Total current liabilities	1,511,139	906,294

Obligations under capital lease, long-term	24,367	27,909
Total Liabilities	1,535,506	934,203

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,395,216 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	107,395	107,395
Additional paid-in capital	109,421,099	109,295,595
Accumulated deficit	(110,031,845)	(108,544,704)

Total stockholders equity (deficit)	(503,351)	858,286

Total liabilities and stockholders equity (deficit)	$1,032,155	$1,792,489

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Government contracts	$321,951	$611,567	$873,135	$1,157,391
Contract research	574,897	174,999	834,897	359,357
Other	25,249	66,668	38,590	206,500
Total Revenues	922,097	853,234	1,746,622	1,723,248

Research and development	887,183	1,207,756	1,815,313	2,389,891
Selling, general and administrative expenses	687,649	1,006,738	1,421,492	2,062,008

Operating costs and expenses	1,574,832	2,214,494	3,236,823	4,451,899

Gain on sale of intellectual property and other assets	–	3,572	6,000	103,572

Loss from operations	(652,735)	(1,357,688)	(1,484,201)	(2,625,079)

Other income (expense), net
Interest Expense	(1,632)	(1,400)	(4,417)	(2,998)
Interest Income	340	14,047	1,477	35,457
Litigation Settlement	–	–	–	500,000

Loss from continuing operations before taxes	(654,027)	(1,345,041)	(1,487,141)	(2,092,620)

Provision for taxes	–	–	–	–

Net loss	$(654,027)	$(1,345,041)	$(1,487,141)	$(2,092,620)

Loss per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding

Basic and Diluted	107,395,216	107,283,989	107,395,216	107,228,769

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,487,141)	$(2,092,620)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	32,909	32,913
Stock based compensation expense	125,504	345,288
Changes in assets and liabilities:
Accounts receivable, trade	443,005	(375,475)
Prepaid expenses and other current assets	45,208	67,086
Accounts payable and accrued liabilities	339,536	130,690
Deferred revenue	280,405	(128,940)

Total adjustments	1,266,567	71,562

Net cash used in operating activities	(220,574)	(2,021,058)

Cash flows from investing activities:
Purchases of fixed assets	(3,153)	(28,893)
Net cash used in investing activities	(3,153)	(28,893)

Cash flows from financing activities:
Repayment of capital leases	(18,638)	(14,298)
Proceeds from stock issuance, net of costs	–	56,250

Net cash provided by (used in) financing activities	(18,368)	41,952

Net (decrease) in cash and cash equivalents	(242,365)	(2,007,999)

Cash and cash equivalents, beginning of period	710,111	3,020,096

Cash and cash equivalents, end of period	$467,746	$1,012,097

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

 The consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2009 and 2008, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2008, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2009 and 2008, was $4,417 and $2,998, respectively. During the six months ended June 30, 2009 and 2008, the Company had non-cash transactions related to share based payments covered by Statement of Financial Standards (“SFAS”) No. 123R. These transactions are described in greater detail in Note 4.

3.	Stockholders’ Equity

In the six months ended June 30, 2008, we issued 150,000 shares of common stock and received procees of $56,250 in connection with the exercise of stock options.

4.	Share-Based Payments

The Company accounts for stock based transactions using SFAS No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company recorded $125,504 in compensation expense in the six month period ended June 30, 2009 and $345,288 in the six month period ended June 30, 2008 related to stock based transactions.

The Company recorded $113,892 and $320,372 in compensation expense in the periods ended June 30, 2009 and 2008, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For options issued in 2009, approximately the same assumptions were used. The balance of the stock based compensation expense related to restricted shares issued as compensation to non-employee Directors.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2008 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

6.	Business Segments

Following is information related to our business segments for the six months ended June 30, 2009 and 2008:

	ANI	EBT	All Other	Total
2009
Revenue	$1,746,622	$-	$-	$1,746,622

Profit (Loss)	(1,040,806)	5,459	(451,794)	(1,487,141)

Expenditures for
long-lived assets	1,461	-	1,692	3,153

2008
Revenue	$1,723,248	$-	$-	$1,723,248

Loss	(1,470,759)	(520)	(621,341)	(2,092,620)

Expenditures for
long-lived assets	28,893	-	-	28,893

7.	Subsequent Events

In July 2009, we received $500,000 as a result of a license agreement that was signed. In addition to the $500,000 received in July, the agreement calls for us to receive a $1.0 million payment in June 2010 and 4% royalty on product sales covered by the license by the licensee.

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

Six months ended June 30, 2009 and 2008

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

OUTLOOK

We expect our present cash balances, which are approximately $800,000 as of the date of this filing, when combined with known revenue sources, to enable us to operate at least into October 2009, and we expect to sign additional contracts which could extend that period further.  We have a plan to achieve profitability in 2009, and that plan anticipated a loss in the first quarter, but profit in the second quarter. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees. We signed a license in July 2009 that we had anticipated would be signed in the second quarter. It included an upfront payment of $500,000 which was received in July; however, our plan anticipated an up-front payment of $1.5 million. We have reduced our planned expenditures for the year; however, to achieve profitability, we will have to obtain additional revenue to make up for this shortfall of $1.0 million.

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

RECENT DEVELOPMENTS

During the six months ended June 30, 2009, we received several new contracts which added to our revenue backlog. We received six separate phase I government contracts totaling approximately $570,000. Successful completion of phase I contracts often leads to phase II contacts that can range in amount from $500,000 to $1.0 million in amount each. In March 2009, we also received a two year $400,000 contract from the Bird Foundation, a joint entity funded by the governments of the U.S. and Israel to accelerate the development of nanoparticles to be used in our conductive ink project. In April 2009, we received a new contract for sensor development from a natural gas trade association. This contract, in the amount of approximately $550,000, will cover a one year period.

In July 2009, we signed an exclusive license agreement for conductive copper inks with one of our strategic partners, a leading industrial chemical products company in Japan for manufacturing and commercializing nano-copper inks and pastes. The agreement calls for an upfront payment of $1.5 million,  of which $500,000 was received in July 2009 and $1.0 million is due in June 2010. Under the terms of the agreement, we will also receive a royalty of 4% of sales of the conductive copper inks.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period. At June 30, 2009 we had cash and cash equivalents in the amount of $467,746 as compared with cash and cash equivalents of $710,111 at December 31, 2008.  This decrease in cash is primarily the result of cash used in operating activities.

We used net cash in financing activities of $18,365 during the six months ended June 30, 2009 (the “2009 Period”), as compared with cash flow from financing activities of $41,952 during the six months ended June 30, 2008 (the “2008 Period”). The cash flow in the 2008 Period was the result of the exercise of stock options, partially offset by payments on capital leases. The cash used in the 2009 Period was the result of payments on capital leases.

Our net cash used in operating activities decreased from approximately $2.0 million in the 2008 Period to approximately $200,000 in the 2009 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”, offset by the positive impact of working capital items. Our accounts receivable decreased by almost $450,000 during the 2009 Period, of which $300,000 was related to the second payment due on a license agreement signed in October 2008. In addition, our customer deposits and deferred revenue increased by approximately $280,000. This represents payments received from customers prior to the time that the revenue is recognized for financial statement purposes. We expect our cash used in operations to remain at significantly lower levels than in the 2008 Period as a result of increased revenue and reduced expenses.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2009.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

          Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock; however, we have been able to avoid the need to raise any equity through stock sales since April 2007. Our current cash balance as of the date of this filing is approximately $800,000. In the event that we do need additional funds, we may seek to sell additional debt or equity securities. We are currently exploring some debt alternatives to increase our liquidity. While we expect to be able to obtain funds needed for operations, there can be no assurance that any financing alternatives could be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

          We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in late 2009 or early 2010. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, as discussed, have a plan to operate profitably in 2009 based on the receipt of research funding, license agreements, and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing once break-even or profitability is attained.

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

RESULTS OF OPERATIONS

Our net loss for the second quarter ended June 30, 2009 was $654,027 as compared with the loss of $1,345,041 for the same period last year. Our net loss of $1,487,141 for the six months ended June 30, 2009 was lower than the loss of $2,092,620 for the six months ended June 30, 2008. This decreased loss was the result of reasons set forth below. We expect our quarterly loss to be further reduced in the third and fourth quarters of 2009.

Our revenues for the quarter ended June 30, 2009 totaled $922,097 compared to $853,234 for the same quarter of 2008. For the six-month period ended June 30, 2009 (the “2009 Period”), our revenues were $1,746,622 as compared with $1,723,248 for the six-month period ended June 30, 2008 (the “2008 Period”), a slight decrease. The revenues in both periods were all from ANI and substantially all the result of reimbursed research expenditures. The majority of revenues in both periods came primarily from government contracts. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the revenue for the balance of 2009 to increase above the level of the first six months. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.2 million as of the date of this filing, similar to our backlog of approximately $3.4 million as of June 30, 2008, and we expect our revenue to remain at or above current levels in future quarters as a result of this backlog. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues.

We incurred research and development expenses of $1,815,331 in the 2009 Period, which was substantially lower than the amount of $2,389,891 incurred in the 2008 Period. This reflects elimination of almost all research spending not associated with a revenue producing project. We expect research and development expenditures to gradually increase for the remainder of the year as additional new funded projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our selling, general, and administrative expenses were $1,421,492 for the 2009 Period, compared with $2,062,008 for the 2008 Period – a decrease of approximately $640,000. Included in the 2008 Period are approximately $200,000 of litigation related expenses, while there were no such expenses in 2009. The remainder of the decrease in selling, general, and administrative expenses related to our wide ranging cost reduction efforts.

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

None.

ITEM 6.     EXHIBITS

       Exhibits: See Index to Exhibits on page 14 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: July 31, 2009	/s/ Douglas P. Baker Douglas P. Baker Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Douglas P. Baker