Form 10-Q
period 2009-09-30
Applied Nanotech Holdings, Inc
filed 2009-11-02
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the registrant had 107,473,133 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$637,140	$710,111
Accounts receivable – net of allowance for doubtful accounts	199,580	661,704
Prepaid expenses and other current assets	76,948	121,920

Total current assets	913,668	1,493,735

Property and equipment, net	280,814	278,853
Other assets	22,884	19,901
Total assets	$1,217,366	$1,792,489

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$835,655	$438,878
Obligations under capital lease	26,938	35,012
Accrued liabilities	379,737	207,809
Deferred revenue	380,000	224,595

Total current liabilities	1,622,330	906,294

Obligations under capital lease, long-term	36,873	27,909
Total Liabilities	1,659,203	934,203

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 107,473,133 and 107,395,216 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	107,473	107,395
Additional paid-in capital	109,486,970	109,295,595
Accumulated deficit	(110,036,280)	(108,544,704)

Total stockholders equity (deficit)	(441,837)	858,286

Total liabilities and stockholders equity (deficit)	$1,217,366	$1,792,489

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Government contracts	$358,781	$625,484	$1,231,916	$1,782,875
Contract research	641,210	230,001	1,476,107	589,358
License Fees and Royalties	500,000	–	500,000	–
Other	6,682	36,368	45,272	242,868
Total Revenues	1,506,673	891,853	3,253,295	2,615,101

Research and development	922,669	1,167,488	2,738,000	3,557,379
Selling, general and administrative expenses	586,754	1,029,750	2,008,246	3,091,758

Operating costs and expenses	1,509,423	2,197,238	4,746,246	6,649,137

Gain on sale of intellectual property and other assets	–	1,225,999	6,000	1,329,571

Loss from operations	(2,750)	(79,386)	(1,486,951)	(2,704,465)

Other income (expense), net
Interest Expense	(1,999)	(2,010)	(6,416)	(5,008)
Interest Income	314	6,819	1,791	42,276
Litigation Settlement	–	–	–	500,000

Loss from continuing operations before taxes	(4,435)	(74,577)	(1,491,576)	(2,167,197)

Provision for taxes	–	–	–	–

Net loss	$(4,435)	$(74,577)	$(1,491,576)	$(2,167,197)

Loss per share

Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding

Basic and Diluted	107,446,878	107,338,332	107,412,626	107,265,556

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,491,576)	$(2,167,197)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	48,313	51,900
Stock based compensation expense	191,453	481,705
Changes in assets and liabilities:
Accounts receivable, trade	462,124	(271,622)
Prepaid expenses, other current assets, and other assets	41,989	64,451
Accounts payable and accrued liabilities	568,705	249,838
Deferred revenue	155,405	(261,337)

Total adjustments	1,467,989	314,935

Net cash used in operating activities	(23,587)	(1,852,262)

Cash flows from investing activities:
Purchases of fixed assets	(18,667)	(36,705)
Net cash used in investing activities	(18,667)	(36,705)

Cash flows from financing activities:
Repayment of capital leases	(30,717)	(22,566)
Proceeds from stock issuance, net of costs	–	61,250

Net cash provided by (used in) financing activities	(30,717)	38,684

Net (decrease) in cash and cash equivalents	(72,971)	(1,850,283)

Cash and cash equivalents, beginning of period	710,111	3,020,096

Cash and cash equivalents, end of period	$637,140	$1,169,813

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2009 and 2008, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2008, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2009 and 2008, was $6,416 and $5,008, respectively. During the nine months ended September 30, 2009 and 2008, the Company had non-cash transactions related to share based payments described in greater detail in Note 4. The Company also had a non-cash transaction in the nine months ended September 30, 2008 in the amount of $31,607 related to the acquisition of equipment under a capital lease.

3.	Stockholders’ Equity

In the nine months ended September 30, 2008, we issued 170,000 shares of common stock and received proceeds of $61,250 in connection with the exercise of stock options. In the nine months ended September 30, 2009, we issued 77,917 shares of restricted common stock to non-employee Directors as compensation as described in Note 4.

4.	Share-Based Payments

The Company recorded $191,453 in stock based compensation expense in the nine month period ended September 30, 2009 and $481,705 in the nine month period ended September 30, 2008.

The Company recorded $163,477 and $441,670 in compensation expense for the nine-month periods ended September 30, 2009 and 2008, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For options issued in 2009, approximately the same assumptions were used. The balance of the stock based compensation expense related to restricted shares issued as compensation to non-employee Directors.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2008 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

6.	Business Segments

Following is information related to our business segments for the nine months ended September 30, 2009 and 2008:

	ANI	EBT	All Other	Total
2009
Revenue	$3,253,295	$-	$-	$3,253,295

Profit (Loss)	(894,361)	5,459	(602,674)	(1,491,576)

Expenditures for
long-lived assets	16,975	-	1,692	18,667

2008
Revenue	$2,615,101	$-	$-	$2,615,101

Loss	(1,245,088)	(520)	(921,589)	(2,167,197)

Expenditures for
long-lived assets	36,705	-	-	36,705

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

Nine months ended September 30, 2009 and 2008

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

OUTLOOK

We expect our present cash balances, which were $637,140 as of September 30, when combined with known revenue sources, to enable us to operate at least into January 2010, and we expect to sign additional contracts which would extend that period further.  We developed a plan to achieve profitability in 2009, and that plan, as originally developed, anticipated a minimum of $1.5 million in license fees. We signed a license in July 2009 that included an upfront payment of $500,000, but have no other license fees to date in 2009. At this point, it is unlikely, but not out of the question, that we will achieve profitability in 2009. To reach profitability in 2009, would likely require $1.5 million in license fees between the date of this filing and December 31, 2009.

At the present time, there can be no assurance that we will achieve our plan for profitability in 2009, or even break-even, or that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees at our present level of activity. Unless we sign a significant license agreement in the fourth quarter, we will not achieve profitability in 2009. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2009, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

During the nine months ended September 30, 2009, we received several new contracts which added to our revenue backlog. We received six separate phase I government contracts totaling approximately $570,000. Successful completion of phase I contracts often leads to phase II contacts that can range in amount from $500,000 to $1.0 million in amount each. In March 2009, we also received a two year $400,000 contract from the Bird Foundation, a joint entity funded by the governments of the U.S. and Israel to accelerate the development of nanoparticles to be used in our conductive ink project. In April 2009, we received a new contract for sensor development from a natural gas trade association. This contract, in the amount of approximately $550,000, will cover a one year period. We also received a phase II government contract in the amount of approximately $750,000 in August 2009 for work related to printable metallic inks for silicon solar cells.

In July 2009, we signed an exclusive license agreement for conductive copper inks with one of our strategic partners, a leading industrial chemical products company in Japan for manufacturing and commercializing nano-copper inks and pastes. The agreement calls for an upfront payment of $1.5 million,  of which $500,000 was received in July 2009 and $1.0 million is due in June 2010. Under the terms of the agreement, we will also receive a royalty of 4% of sales of the conductive copper inks. In September 2009, we signed a continuation of our development agreement with this same partner which will result in a minimum of $300,000 in revenue during the period from October 1, 2009 through March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period. At September 30, 2009 we had cash and cash equivalents in the amount of $637,140 as compared with cash and cash equivalents of $710,111 at December 31, 2008.  This decrease in cash is primarily the result of cash used in operating activities.

We used net cash in financing activities of $30,717 during the nine months ended September 30, 2009 (the “2009 Period”), as compared with cash flow from financing activities of $38,684 during the nine months ended September 30, 2008 (the “2008 Period”). The cash flow in the 2008 Period was the result of the exercise of stock options, partially offset by payments on capital leases. The cash used in the 2009 Period was the result of payments on capital leases.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our net cash used in operating activities decreased from approximately $1.9 million in the 2008 Period to approximately $25,000 in the 2009 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”, offset by the positive impact of working capital items. Our accounts receivable decreased by approximately $450,000 during the 2009 Period, of which $300,000 was related to the second payment due on a license agreement signed in October 2008. In addition, our customer deposits and deferred revenue increased by approximately $155,000. This represents payments received from customers prior to the time that the revenue is recognized for financial statement purposes. We expect our cash used in operations to remain at significantly lower levels than in the 2008 Period as a result of increased revenue and reduced expenses.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2009.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock; however, we have been able to avoid the need to raise any equity through stock sales since April 2007. Our cash balance as of September 30, 2009 was $637,140. In the event that we decide we need additional funds, we may seek to sell additional debt or equity securities. We are currently exploring some debt alternatives to increase our liquidity. While we expect to be able to obtain funds needed for operations, there can be no assurance that any financing alternatives could be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in early 2010. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, as discussed, have a plan to operate profitably in 2009 based on the receipt of research funding, license agreements, and other revenues, however it is unlikely that we will achieve profitability in 2009 unless a significant license agreement is signed prior to December 31, 2009. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing once break-even or profitability is attained. At this point, to operate at breakeven for 2009, it would require a significant license agreement to be signed in the fourth quarter of 2009.

Because the timing and receipt of revenues from license or royalty agreements will be tied to the achievement of certain product development, testing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our operations or seek additional financing from other sources at some point in the future. The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time.

RESULTS OF OPERATIONS

Our net loss for the third quarter ended September 30, 2009 was $4,435 as compared with the loss of $74,577 for the same period last year. Our net loss of $1,491,576 for the nine months ended September 30, 2009 (the “2009 Period”) was lower than the loss of $2,167,197 for the nine months ended September 30, 2008 (the “2008 Period”). This decreased loss was the result of reasons set forth below. We expect our quarterly loss to remain at a relatively low level in the fourth quarter of 2009.

Our revenues for the quarter ended September 30, 2009 totaled $1,506,673 compared to $891,853 for the same quarter of 2008. For the nine-month period ended September 30, 2009, our revenues were $3,253,295 as compared with $2,615,101 for the nine-month period ended  September  30, 2008. The components of this revenue are set forth on the face of the income statement, but the main reason for the increase was the license agreement signed in July 2009. The revenues in both periods were all from ANI and the majority were the result of reimbursed research expenditures. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the revenue for the balance of 2009 to increase above the level of the first nine months. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

We have a revenue backlog of approximately $3.2 million as of the date of this filing, similar to our backlog of approximately $3.5 million as of September 30, 2008, and we expect our revenue to remain at or above current levels in future quarters as a result of this backlog. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues, or funding from other sources.

We incurred research and development expenses of $2,738,000 in the 2009 Period, which was substantially lower than the amount of $3,557,379 incurred in the 2008 Period. This reflects elimination of almost all research spending not associated with a revenue producing project. We expect research and development expenditures to gradually increase for the remainder of the year as additional new funded projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $2,008,246 for the 2009 Period, compared with $3,091,758 for the 2008 Period – a decrease of over $1,000,000. Included in the 2008 Period are approximately $200,000 of litigation related expenses, while there were no such expenses in 2009. The remainder of the decrease in selling, general, and administrative expenses related to our wide ranging cost reduction efforts.

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

During the 2009 Period we had a gain of $6,000 related to payments received related to intellectual property sold by our Electronic Billboard Technology, Inc. subsidiary in 2006. It is possible that we will receive additional payments related to this agreement in future quarters and future years; however, the amount of such payments, if any, can not be predicted. During the 2008 Period, we also had a gain of $100,000 from the sale of certain excess patents, which we were no longer using and which did not relate to any of our current technology platforms, as well as a gain of $1,225,999 from the sale of a portion of our interest in the Keesmann patents. The 2008 Period also included a gain of $500,000 from a partial settlement related to the Keesmann litigation, which is discussed in greater detail in our annual report on form 10-K for the year ended December 31, 2008.

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

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: November 2, 2009	/s/ Douglas P. Baker Douglas P. Baker Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Douglas P. Baker