Form 10-K
period 2009-12-31
Applied Nanotech Holdings, Inc
filed 2010-03-04
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009; or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

APPLIED NANOTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0273345
(State of Incorporation)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

 Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer  ☐    Accelerated Filer ☐
Non-accelerated Filer  ☑     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2009 of $0.28, was approximately $30 million. As of February 26. 2010, the registrant had 107,573,133 shares of Common Stock issued and outstanding.

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

Item 1.  Business.

DESCRIPTION OF BUSINESS

General

We are a nanotechnology company engaged in research and development. Our research is based on intellectual property and expertise that we have developed over the past 20 years. Our research is aimed at solving problems at the molecular level - in the area between the properties of matter that exist from the time several molecules are bound together until the first aggregate of the same molecules is created exhibiting the same chemical, physical and biological properties of the bulk material. The challenge of nanotechnology is how to controllably assemble fundamental nanoparticle building blocks in order to achieve new materials for new applications. As part of our research we perform services for others and develop products and materials based on our unique abilities in this area. During this process we generate intellectual property, and our ultimate goal is to generate sustainable recurring revenues by licensing this technology to others. Our work is currently focused in the areas of nanomaterials, nanoelectronics, sensors, nanoecology, and electron emission activities.

We were incorporated in Texas in 1987 and completed our initial public offering in 1993. Our initial focus was on a next generation display technology called field emission display (“FED”). Until late 2005, the majority of our research was related to FED technology and other display technologies and activities. During that time period we were at the forefront of the evolution of FED technology, and we accumulated significant intellectual property along the way. However, the display industry is dominated by a small number of large multinational corporations, and we were entirely dependent on one of those companies introducing  a product using our technology. In late 2005, we determined that we should diversify our activities to become less dependent on those companies.

From 2006 to the present, we have expanded our research to many other areas to capitalize on the knowledge that we gained during the first 18 years of our existence. Much of this research was an outgrowth of our work in the FED area. This research was either related to other display technologies, used processes learned while we were working with FED technology, used raw materials used in our FED research, or capitalized on other unique capabilities within our organization. As a result we have developed significant intellectual property in other areas beyond that solely related to the FED technology. At present, we have over 270 total U.S. and foreign patents, including 90 issued, and over 180 pending.

Business Model

At the present time, we are first and foremost a research and development company. We have an extensive portfolio of intellectual property that we have developed throughout the last 20 years, and we intend to develop a portfolio of recurring revenue streams by licensing our intellectual property to others. In addition, for certain high potential products and technologies, we are exploring the possibility of forming business units around some of these technologies to allow us to participate in the commercialization process beyond simply licensing our technology to others to manufacture products. We believe that, in some instances, these business units will allow us to create greater value through broader participation in the revenue stream and potentially decrease the time required to bring products to market. In addition, having an ownership interest in an entity that may be created related to the technology allows us to participate in the value created as the technology gains market acceptance and the entity grows. We have organized internal teams to focus on the development of these high potential technologies and entities based on them.

Much of our intellectual property and research relates to next-generation technologies that are not in wide current use and as such, additional development work is required before products can be manufactured using these technologies. Our research and development efforts occur across a continuum moving from concept to commercialization as follows:

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

Research and Development

As a result of our focus on developing and protecting our intellectual property, we spend significant amounts on research and development. We spent $3,662,323, $4,614,644, and $4,526,166 on research and development in the years ended December 31, 2009, 2008, and 2007, respectively. This represents approximately 59%, 54%, and 54% of our total operating costs and expenses in each of those years. We expect to continue to invest heavily in research and development, and we expect our research and development costs for 2010 to be in excess of 60% of our operating costs. We seek to obtain funding for as much of our research as possible.

Business Segments

Our operations currently consist of three reportable business segments.

Applied Nanotech, Inc. ANI is the entire focus of our current efforts. It was incorporated in January 1997 and is developing our proprietary carbon nanotube and related technologies. Accordingly, our research is focused in the broad area of carbon nanotube technology and its application to the materials, electronics, sensor, medical, display, and other industries. Our development plans for our technologies are discussed later in this report.

Electronic Billboard Technology, Inc. EBT was incorporated in January 1997 and initially focused on developing sun-readable display products for outdoor use. EBT expanded into other display areas, but in 2002, we restructured EBT and limited ourselves to licensing EBT’s existing intellectual property. In 2006, we sold EBT’s intellectual property in two simultaneous transactions as discussed below. To the extent that EBT is basically inactive, information relative to this segment may not be that meaningful.

Other. We also incur general operating overhead that is not associated with any specific subsidiary or other segment. This overhead is the approximate cost of being a public company, which is the amount in excess of that which might be incurred by a private company performing these same activities.

Following is a summary of revenues, net loss from continuing operations, and total assets for each segment for each of the last three years.

	2009	2008	2007
Revenues
ANI	$4,052,746	$3,957,832	$3,989,803
EBT	$—	$—	$—
Other	$—	$—	$—
Total Revenues	$4,052,746	$3,957,832	$3,989,803

Net income (loss) from continuing operations
ANI	$(1,411,121)	$(1,520,726)	$(3,212,051)
EBT	$5,459	$(1,296)	$(1,298)
Other	$(746,943)	$(1,163,845)	$(1,043,542)
Total	$(2,152,605)	$(2,685,867)	$(4,256,891)
Assets
ANI	$780,848	$1,105,627	$778,863
EBT	$—	$—	$—
Other	$112,519	$686,862	$2,965,995
Total	$893,367	$1,792,489	$3,744,858

Applied Nanotech, Inc.

Overall

We are a nanotechnology company focusing our efforts on research, development of proof of concepts for proposed products, and licensing our technology to others. We are developing world-class technologies that generally fall under one of five technology platforms. These platforms are:

•	Functional nanomaterials, including composites and thermal management;
•	Nanoelectronic applications;
•	Sensor technology;
•	Nanoecology; and
•	Electron emission activities, primarily in the display area.

We intend to license our technology to others to allow them to manufacture products using our technology. We have no plans to establish any manufacturing facilities in the foreseeable future, and manufacturing is not a part of our core strategy. To the extent that manufacturing capabilities are needed for products using our technology, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers. For certain high potential products and technologies, we are exploring establishing business units that would enable us to participate in, and profit from, the commercialization process beyond just licensing.

Functional Nanomaterials

Nanocomposites

We are in the advanced stages of research into nanomaterials using carbon nanotube (“CNT”) and other composites. We believe that some of the first widespread use of nanotechnology by established companies will be in this area as they work to improve existing products, materials, and processes. A significant opportunity exists in this area for us to develop and license our technology. We are well versed in harnessing the unique properties of CNTs for a variety of applications. Our work with CNT composites has been in three main areas – epoxies, nylons, and glass fibers.

Epoxies – Epoxies are used in industries with huge worldwide markets, with applications including adhesives, paints, coatings, and composites. The objective of our CNT epoxy program has been to create composite materials to be used as an alternative to traditional materials. Our goal is to reinforce epoxy with CNTs to take advantage of CNTs mechanical properties while reducing the weight of materials needed for specific applications. We have developed patented processes and know-how which has enabled us to uniformly disperse CNTs throughout the epoxy to create significant improvements in strength, toughness, durability, vibration dampening, and other mechanical properties.

In September 2005 we signed a development contract with a large sporting goods manufacturer to develop nanocomposites to be used in sporting equipment. This agreement culminated in a license agreement in October 2008 with this partner to use our technology in its tennis and badminton racquets. We expect this manufacturer to have products on the market in 2010 that will generate royalties for us. This development agreement served as the foundation of our work in the nanomaterials area.

Nylons – The addition of CNTs to nylons can enhance certain mechanical properties and the electrical conductivity of normally insulating material. Of all the types of nylons available, Nylon 6 is the most common, with an estimated 60% of the world volume and with uses in a variety of industries including textiles, carpeting, safety belts, fishing lines, and a variety of other applications. We have developed a patented process for coating nylon pellets with CNTs to improve electrical conductivity. Nylon 6 with improved electrical conductivity can be used for its anti-static qualities, electrostatic discharge, and electromagnetic/RF shielding.

Glass Fibers – We have applied our knowledge in CNT enhanced composites to develop a strengthened fiberglass that can be used for applications with long lifetime requirements, such as wind turbine blades. Current wind blade research is focused on lowering the weight of materials to reduce overall cost and increase efficiency. Our early research has shown dramatic results in lowering the weight of materials using CNT strengthened materials, and we are continuing to apply resources with our partners, to further develop this technology.

Competition. There is a wide range of companies working with composite materials, including some working with CNT enhanced composites. Since each project is unique, our competition would come from different companies for different applications. Since we rely on patented technology, any competition would come from different composites, or different formulations of CNT composites. Some of the companies known to be working in the CNT composite area are Zyvex Performance Materials in Columbus Ohio, GSI Creos in Tokyo, Japan, and Amroy Europe, Ltd. in Finland.

Thermal Management

With a partner in Japan, we are marketing a unique patented thermal management material called CarbAl™. In 2009, R&D magazine recognized Carbal™ as one of the 100 most significant product innovations of 2009 with its R&D 100 Award. The inability to effectively control temperature is the number one cause of failure for electronics, resulting in more failures than dust, humidity, vibration, and other harmful conditions. CarbAl™ provides a passive thermal management solution for temperature control issues that plague electronics manufacturers and has the ability to reduce costs for, and extend the lives of many electronics applications.

Carbal™ is a carbon based metal nanocomposite comprised of 80% carbonaceous matrix and a dispersed metal component of 20% aluminum. Carbal™ has a unique combination of low density, high thermal diffusivity, high thermal conductivity, and a low coefficient of thermal expansion that results in a material that far exceeds the capabilities of conventional passive thermal management materials. There is an extensive worldwide market for thermal management materials and Carbal™ is ideal for applications in the electronics industry, in LED displays, and for concentrated photovoltaic solar cell systems.

Competition. Because Carbal™ is a new patented material, its competition comes from already existing active and passive thermal management systems. For example, computer equipment includes fans, while LED Billboards include air conditioning equipment. CPV solar cells are a developing product and thermal management remains a significant problem.

Nanoelectronics Applications

Conductive Inks

As a result of the move towards flexible electronics, soldering processes are slowly disappearing, and new processes that are digital in nature are needed to allow a move directly from design to the production line. One of the areas that we have chosen to focus on is conductive inks. Nanotechnology will play an important role in this process because only nanoparticles are capable of producing inks that are compatible with the nozzles used in digital printing.

To facilitate our development of conductive inks, we entered into a research and development agreement with a leading industrial chemical products company headquartered in Japan to develop conductive inks that can be deposited using an additive process such as ink-jet printing or screen printing. The target market for these technical inks includes printed circuit boards, flexible electronics and displays, communications instrumentation, and Radio Frequency Identification tags. Our work with this partner started with a feasibility study in early 2006 and culminated with a license agreement for copper inks and pastes in July 2009. As a result of this partnership, we have received over $2.5 million in research funding and $500,000 of a $1.5 million up-front license payment, with the balance of $1.0 million due in June 2010.

We chose to start this project by focusing on nanocopper inks using copper nanoparticles because of copper’s superior electrical conductivity properties, low cost, and because it is the material of choice in the printed circuit board industry. We have been able to achieve electrical conductivity properties similar to that of bulk copper with these inks. We have since expanded our work with conductive inks to other inks including nickel, silver, and others, as well as to various conductive pastes.

Technical Inks Printing Solution (TIPS)

Conductive Inks have the power to revolutionize many types of electronics manufacturing. Our strategy is to provide a comprehensive solution for end users by not only developing inks, but assisting in the process from start to finish. As part of our concept, we have done extensive research on raw materials (nanoparticles). We have developed relationships with nanoparticle suppliers and are able to supply a variety of nanoparticles as a result of these relationships. In addition, we have done applications R&D on a variety of potential end user products to help develop specifications for the inks. We have also formed relationships with hardware manufacturers with the goal of providing seamless integration into high volume manufacturing for companies wishing to use conductive inks in their manufacturing processes.

We intend to develop a revenue stream that includes revenue from the sale of nano-particles, research revenue from applications development, commissions on the sale of hardware, and royalties from the sale of inks.

Competition. Numerous other companies are working with other technologies with the goal of achieving results similar to the goals of our technology. The ultimate success of products using our technology depends on the results of our research compared with results achieved by others. There are silver inks on the market today, but because of the high cost of silver relative to copper, a copper ink is likely to open up additional markets.

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

Ion Mobility Sensors. We are currently developing sensors based on Ion Mobility Sensor technology and Differential Mobility Spectroscopy. These sensors are ideal for use when both high sensitivity and high selectivity (low false positives) are required. We are also improving on existing IMS and DMS technology by developing nonradioactive gas ionization sources to replace the radioactive isotopes that are currently used in these tools. We are currently involved in a project to develop a highly sensitive Mercaptan sensor for use in the natural gas industry.

We have also submitted a significant proposal to the U.S. government for funding to develop a breath analysis sensor for health monitoring using this technology. Breath analysis has the potential to significantly lower health care costs by providing early indications of potential changes in people’s health and providing that information digitally to health professionals.

Hydrogen sensors. These sensors are initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. We are currently working with a large manufacturer of instruments, controls, and monitoring systems used in the power transmission industry, and we have an all encompassing agreement covering development, technology transfer, and licensing with this partner. We expect this partner will introduce a product using our sensor in 2010 and that it will begin generating royalties for us.

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

Nano-ecology

Photoscrub® Technology. We developed a concept called Photoscrub® which is based on an air purification technology originally developed by one of our strategic partners, Andes Electric Co., Ltd. The Photoscrub® is a thin film coating on a flexible fiberglass cloth that decomposes pollutants at the molecular level in liquids and gases. We began a one year project in the amount of roughly $950,000 to further develop this technology for the U.S. Army in November 2006. Based on the results of this first phase, we were awarded a contract in the amount of $1.45 million in January 2009 and are currently performing research under this contract.

Electron Emission Activities

Until recent years, our main focus for virtually the entire life of Applied Nanotech Holdings has been on electron emission activities. We have performed extensive research and accumulated significant intellectual property in this area.  The bulk of that activity has centered on Field Emission Display (“FED”) technology. FED is a next generation display technology that is ideally suited for use in large flat screen televisions, with “large” being defined as 50-inch diagonal or greater. We believe our intellectual property in the electron emission area is mature and well developed. We are now dependent on a manufacturer to introduce a product using our technology. As such, we are no longer devoting any resources to further develop this technology, unless funded for a specific application. We are, however, closely monitoring developments in the industry to determine if a license is needed by a manufacturer for our technology.

Our electron emission activities can be divided into display activities and non-display activities.

Display Applications

The display industry is, in general, dominated by large multinational corporations primarily based in Asia and participation in manufacturing products for the display market involves significant capital investments. While display applications represent potentially huge markets for the use of our technology, realization of this potential will require one of these companies to introduce a product based on our technology. Our intellectual property in this area is well developed, and we believe that any manufacturer that develops a product based on electron emission activities involving carbon will require a license to our technology; however, any products using this technology are still at present, next generation products. We believe that the successful introduction of any display products using this technology will require the participation of existing display manufacturers or component suppliers. These manufacturers and suppliers have a variety of interests and the introduction of new display products may be affected by general economic conditions as well as the impact of these new products on other areas of their business. Potential applications in the display area include: large area CNT flat screen color field emission displays, large area surface conduction color field emission displays such as the one developed by Canon and Toshiba, backlights for displays, and picture element tubes for medium resolution large area electronic billboards.

Non-Display Applications

There is also a wide array of non-display related electron emission applications. These potential applications are spread among a much larger group of potential licensees, and the markets generally  are not as large as the display markets, although the markets are still very significant and would generate substantial royalties if products are introduced. We have performed research related to lighting applications, ion sources, traveling wave tubes, and are exploring other electron emission applications. We believe these applications may have the capability of generating license revenues sooner than display applications, may be easier to integrate into existing products, and may be in wide use sooner than display applications. While the breadth (number of patents) of our display related emission activity patents is currently greater than for non-display patents, our non-display Intellectual Property is growing and our basic Raman patent is expected to cover all of our electron emission activities.

Key Intellectual Property

Our most significant patent in the electron emission area is a basic patent that we refer to as the Raman Spectrum Patent (U.S. Patent 5869922) covering emissions from a wide range of carbon forms. This patent covers field emission devices using various forms of carbon; including carbon nanotubes (CNT), carbon films, and other forms of carbon that fall within a particular range on the Untraviolet Raman band. This basic patent is fundamental and has broad applicability and wide geographic coverage, having been issued in the U.S., China, South Korea, and has been validated in several European countries. The patent application is also pending in Japan. In addition to this basic patent, we have a wide variety of other patents that compliment this basic patent in specific situations. We believe that any company developing a product that involves the emission of electrons from carbon is likely to require a license to our technology.

Competition. Because of the strength of our intellectual property in the electron emission area, our competition comes from other technologies, rather than from other companies. For displays, this completion comes from LCD displays, Plasma displays, LED displays, and color picture tubes.

EBT

Electronic Display Products. EBT was formed to develop sun-readable display products for outdoor use. We quickly expanded our focus to large area displays for indoor use that would compete with Plasma and could be used as part of an overall point of purchase advertising program and developed a patented product called the E-Window™. We restructured EBT, stopped selling products directly, and instead limited ourselves to licensing EBT’s intellectual property. As discussed below, we sold EBT’s intellectual property in 2006.

Communication patents. We applied for patents covering a system of selling advertising for electronic displays over the internet and other digital networks. The first of the patents, which was filed in April 2000 with a priority date of April 1999, was issued in 2006. The allowed claims on this patent relate to methods, systems and computer programs that facilitate displaying advertising information on multiple indoor or outdoor electronic displays. There are also similar patents that we applied for in Europe, Canada, Korea, and Japan. As discussed below, we sold this group of patents in 2006.

Sale of Intellectual Property. In 2006 we sold EBTs intellectual property in two simultaneous transactions to Novus Communications Technologies, Inc. In the first transaction, we sold our communications patents to Novus Partners, LLC, a majority owned subsidiary of Novus Communications. We received an upfront payment of $1,000,000 and the right to future royalties based on the revenue received by Novus Partners. The agreement also contains certain provisions related to future minimum royalty payments, which if not met, could allow us to request a return of the patents. We received a total of $6,000 in payments in 2009 from Novus Partners.

In the second transaction, we sold EBT’s remaining intellectual property and other assets, which consisted solely of items related to the intellectual property, such as drawings, etc. to Novus Displays, LLC, a newly formed organization owned by Novus Communications. In exchange for the remaining intellectual property, we received $500,000 and a 25% ownership interest in Novus Displays.

Future Activities. EBT’s future activities are limited to participation in the digital signage industry through Novus Communications. Our communication patents are part of a larger package of related patents held by Novus Partners and any future income that we may receive is dependent on the ability of Novus Partners to license that patent package. We have received a total of $6,000 in payments from Novus Partners since the time of the initial payment in 2006, and we will not receive any additional royalties from Novus Partners until such time as they have revenue producing agreements or make minimum payments. While we anticipate receiving royalties in the future, we have no control over, or input into, the licensing activities of Novus Partners.

Our ownership interest in Novus Displays is a passive ownership interest, and we have no active role in the day to day management. Our sale of our remaining intellectual property to Novus Displays was done to facilitate the sale of our communications patents to Novus Partners. We had no interest in devoting further resources to develop that technology. The sale to Novus Displays provided us the opportunity to receive additional future value from that technology, if it is successfully deployed by Novus Displays. We will receive no income from Novus Displays and only profit from an eventual sale of Novus Displays, if it occurs. To the best of our knowledge, Novus Displays has not yet been capitalized beyond its initial minimal capitalization, has not yet actively developed any of the technology acquired from us in 2006, and is not carrying on any significant business activities at the present time.

Technology Agreements

Till Keesmann. In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we are obligated to pay license fees equal to 50% of any royalties received by us specifically related to these patents. We are allowed to offset certain expenses, up to a maximum of $50,000 per year, against payments due under this agreement. The agreement also contained provisions related to minimum license fee payments. These minimum payments, totaling $1,000,000, have been made, and no further minimum payments are due. We are allowed to offset these minimum payments against future royalty payments; however, once these minimum payments and the expenses have been offset, we may be liable for additional royalty payments.

The Keesmann agreement was amended in 2008. As part of that amendment, the amount of future offsets available for expenses incurred prior to June 2008 was fixed at $300,000. In addition the amendment established licensing parameters under which we can sublicense the patents without any additional approval by Mr. Keesmann. The amendment also gave Mr. Keesmann the option of electing to receive an additional advance of $100,000 against future royalties. In September 2008, Mr. Keesmann elected to receive that advance, which is now also available for us to offset against future royalties. Finally, the amendment contains provision which would allow Mr. Keesmann to license the patents directly and remit 50% of the royalties to us beginning in June 2010, if certain minimum royalties are not achieved by that date. At this point, we have not made any additional payments and it is unlikely that the minimum royalty payment will be achieved by May 2010.

Intellectual Property Rights

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. Our patent portfolio consists of over 270 patents, including 90 issued patents and over 180 patent applications pending before foreign and United States Patent and Trademark Offices. We also have several unsubmitted patent applications in process. The patents, allowances and applications relate to carbon nanotube field emission technology and other technologies. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $1,694,082 of revenue in 2009, $2,295,887 in 2008, and $2,328,010 in 2007, related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2009, we have several government contracts in process that have approximately $1.8 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We are, and in the future expect to be, audited by the government.

Employees

As of February 26. 2010 we had 27 full-time employees, including 3 executive officers, and 3 part time employees. Within the next twelve months, based on new government contracts that we have received and expect to receive, we likely will hire two to four additional employees to support our plans for increasing research levels. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Our success is dependent on our principal technologies

Our technology platforms, which include nano-materials, nano-electronics, sensors, electron emission activities, and nano-ecology, are emerging technologies. Our financial condition and prospects are dependent upon licensing our intellectual property to others and introduction of the technology into the marketplace. Additional R&D needs to be conducted on some of our technologies before others can produce products using this technology. Market acceptance of products using our technology will be dependent upon acceptance within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

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

Our technology development is in its early stages and the outcome is uncertain

Some of our applications of nanotechnologies, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products. We have developed proof of concepts of potential products based on our technologies. In some cases, we are developing products jointly with others based on our technology. Upon successful completion of the development process, our development partners will likely be required to license our technology to produce and sell the products. Our development partners retain all rights to any intellectual property that they develop in the process.

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K as revenues of our Applied Nanotech, Inc. subsidiary in the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. We anticipate receiving up-front license fees and royalties in 2010.

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

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 26. 2010, we had 30 full-time and part-time employees. There is a wide array of potential applications for our technology and our limited resources require us to focus on specific product areas, while ignoring others. We focus our efforts on those projects for which we can obtain external funding since the availability of funding provides an external verification of the probability of commercial success of resulting products.

We may not be able to provide system integration

In order to prove that our technologies work and will produce a complete product, we may be required to integrate a number of highly technical and complicated subsystems into a fully integrated prototype. There is no assurance that we will be able to successfully complete the development work on some of our proposed products or that there will ultimately be any market for those products.

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

We have limited manufacturing capacity and experience

We have no established commercial manufacturing facilities; and we have no intention of establishing a manufacturing facility on our own. We are focusing our efforts on licensing our intellectual property to others for use in their manufacturing processes. To the extent that any of the products that we develop require manufacturing facilities, we intend to either contract with a qualified manufacturer, or enter into a joint venture or other similar arrangement.

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

We have a history of net losses

We have a history of net losses, although these losses have been decreasing. From our inception through December 31, 2009, we incurred net losses of approximately $111 million. We have incurred net income and losses for the last ten years as shown below:

Year Ended December 31	Net Income (Loss)

2000	($9,471,279)
2001	($6,047,698)
2002	($5,452,890)
2003	($4,017,374)
2004	($7,139,109)
2005	($5,818,816)
2006	($6,593,892)
2007	($4,256,891)
2008	($2,685,867)
2009	($2,152,605)

Although we expect to be profitable in the future, we may not be. Our profitability in 2010 is dependent upon a combination of signing of additional license agreements and obtaining additional research funding. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease. We are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability. In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. Our auditors have included a going concern paragraph in their opinion on our financial statements, which may impact our ability to obtain financing, if additional financing is needed in 2010 beyond that which we have already arranged as of the date of this filing.

We have no current royalty agreements producing significant revenue

Our strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We have no plans to manufacture and sell any products ourselves, and as such, we have no product revenues. We may enter into joint ventures or other business arrangements where we collaborate with others to sell or manufacture products. While we do have existing licenses, none of the licensees are producing products at the present time, and therefore none of the licenses are producing current revenue. Successful implementation of our strategy requires royalty bearing license agreements. We expect at least three of our licensees to introduce products into the marketplace in 2010; however, there is no guarantee that products will be introduced.

We expect to license our technology to be used in many applications. See additional discussion in the risk factor  above entitled “Our technology development is in its early stages and the outcome is uncertain”. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there is no assurance that will occur.

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

Our revenues have been dependent on government contracts in the past

In many years, a significant portion of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past ten years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
2000	$352,341	13%
2001	$466,680	15%
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%
2006	$583,236	52%
2007	$2,328,010	58%
2008	$2,295,887	58%
2009	$1,694,082	42%

We currently have commitments for future government funding of approximately $1.8 million. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

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
•
The right of the government to obtain a non-exclusive, royalty free, irrevocable world-wide license to technology developed under contracts funded by the government if we fail to continue to develop the technology

We may be exposed to litigation liability

We have had lawsuits that arise in the normal course of business. We have been subject to litigation in the past and have settled litigation in the past that has in rare instances resulted in material payments. We expect all current lawsuits to be resolved with no material negative impact on our financial statements, and we are unaware of any other potential significant litigation. If we were to become subject to a judgment that exceeds our ability to pay, that judgment would have a material impact on our financial condition and could affect our ability to continue in existence.

We may have future capital needs and the source of that funding is uncertain

We expect to continue to incur substantial expenses for R&D, product testing, and administrative overhead. The majority of R&D expenditures are for the development of our technologies. Some of the proposed products using our technology may not be available for commercial sale or routine use in the immediate future. Commercialization of existing and proposed products that would use our technology may require additional capital in excess of that currently available to us. A shortage of capital could prevent us from achieving profitability for an extended period of time. Because the timing and receipt of revenues from the sale of products using our technology will be tied to the achievement of certain product development, testing, manufacturing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing requires more funding than anticipated, we may be required to curtail our activities and/or seek additional financing from other sources. We may seek additional financing through the offer of debt, equity, or any combination of the two at any time.

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves. We have the existing resources to continue operations for a period through at least the end of 2010 and well into 2011. Expected revenues, excluding any new license agreements, will extend that period. Our plan is primarily dependent on raising funds through the licensing of our technology and revenue generated from performing contract research services. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

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

The Keesmann agreement was amended in 2008. As part of that amendment, the amount of future offsets available for expenses incurred prior to June 2008 was fixed at $300,000. In addition the amendment established licensing parameters under which we can sublicense the patents without any additional approval by Mr. Keesmann. The amendment also gave Mr. Keesmann the option of electing to receive an additional advance of $100,000 against future royalties. In September 2008, Mr. Keesmann elected to receive that advance, which is now available for us to offset against future royalties. Finally, the amendment contains provision which would allow Mr. Keesmann to license the patents directly and remit 50% of the royalties to us beginning in June 2010, if certain minimum royalties are not achieved by that date. No additional royalties have been paid since then and it is unlikely that the minimum royalties will be achieved by May 2010.

Our business is subject to changing regulation of corporate governance and public disclosure

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal and state entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities have continued to develop additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Complying with these new regulations has resulted in, and is likely to continue to result in, increased general & administrative costs and a diversion of management time and attention from revenue generating and other business activities to compliance activities.

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

We believe that these facilities are suitable for our current needs and will be adequate for our anticipated research, development, and administrative activities, at least through the end of the lease period. We continuously monitor our facility needs and may will move to a different facility at the end of the lease period. We would expect a new facility to be similar in size to our existing facility. If we embark on significant new research that requires significant additional employees, we may have to establish additional facilities.

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

		High	Low

2008	First Quarter	$1.30	$0.86
	Second Quarter	$1.30	$0.96
	Third Quarter	$1.15	$0.40
	Fourth Quarter	$0.55	$0.18

2009	First Quarter	$0.37	$0.19
	Second Quarter	$0.36	$0.22
	Third Quarter	$0.35	$0.19
	Fourth Quarter	$0.33	$0.19

2010	First Quarter (through February 26. 2010)	$0.37	$0.20

As of February 26. 2010, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.32. As of February 26. 2010, there were approximately 350 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 7,500 shareholders.

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

Performance Graph

The following graph shows a comparison, since December 31, 2004, of cumulative total return for Applied Nanotech Holdings, the NASDAQ Market Index, and an index for Commercial Physical Research (SIC code 8731).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Applied Nanotech Holdings, Inc., The NASDAQ Composite Index
And A SIC Code Index

$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Applied Nanotech Holdings, Inc.
NASDAQ Composite
SIC Code Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Applied Nanotech Holdings, Inc	100.00	99.08	64.52	49.77	11.06	10.60
NASDAQ Market Index	100.00	101.41	114.05	123.93	73.43	105.89
Commercial Physical Research (SIC Code 8731)	100.00	91.55	90.32	101.22	59.90	72.98

The performance graph assumes $100 invested on December 31, 2004 in our common stock, the NASDAQ Market Index, and an index based on a basket of stocks composing SIC Code 8731. The total return assumes reinvestment of dividends for the NASDAQ Market Index and the SIC Code Index. The total return is based on historical results and is not intended to indicate future performance. These dates represent arbitrary points in time and if different dates were presented, different results would be obtained.

Recent Sales of Unregistered Securities

We issued no unregistered shares of our securities in the fiscal quarter ended December 31, 2009.

Item 5. Selected Financial Data

	2009	2008	2007	2006	2005

Revenues	$4,052,746	$3,957,832	$3,989,803	$1,116,670	$565,660

Net income (loss)	$(2,152,605)	$(2,685,867)	$(4,256,891)	$(6,593,892)	$(5,818,816)

Income (loss) per share	$(0.02)	$(0.03)	$(0.04)	$(0.07)	$(0.06)

Total assets	$893,367	$1,792,489	$3,744,858	$2,693,442	$1,187,981

Long-term obligations	$196,958	$27,909	$30,004	$—	$—

Net shareholders’ equity (deficit)	$(1,070,838)	$858,286	$2,828,902	$642,262	$859,339

Cash dividends per common share	$—	$—	$—	$—	$—

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2009, and the results of operations for the years ended December 31, 2009, 2008 and 2007. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

OVERVIEW

We are engaged in research and development related to nanotechnology products. Our  main areas of focus in our research are on nanomaterials, nanoelectronics, sensors, nanoecology, and electron emission activities. Our technology, as well as many of its potential applications, is still new and in the early stages of development. Our revenue has primarily consisted of development projects involving either the U.S. government or large multinational corporations. We have also received upfront payments related to royalty agreements, but have not yet received royalties related to the sale of products produced using our technology.

OUTLOOK

We expect our total cash needs for 2010 to be approximately $6.2 million. We intend to fund those needs through a combination of our cash on hand, sales, reimbursements for research, and license agreements. We anticipate receiving significantly more revenue in 2010 than was received in 2009. We have developed a plan to enable us to achieve positive cash flow from operations with approximately $6.5 million of revenue. As of February 26. 2010, we have approximately $1.7 million in cash to cover potential revenue shortfalls that may occur for the year and we believe this cash is adequate for our needs in 2010. We have also raised cash through a convertible debt offering as described in the footnotes to the financial statements, and may raise additional cash through this offering.

We have a history of net operating losses. Our plan is to generate sufficient revenues in 2010 to achieve breakeven or better; however, losses may continue as we continue to develop our technologies. There can be no assurances that we will be profitable in 2010 or the future. Full commercial development of our technology may require additional funds in the future. We expect to continue our concentrated research and development of our technology in 2010.

We have developed a plan to allow ourselves to maintain operations until we are able to sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through reimbursed research arrangements. Our current cash balances, when combined with expected revenues sources, are expected to be adequate to insure that we can maintain our operations at the present level. We believe that we have the ability to continue to secure short term funding, if needed, to enable us to continue operations until our plan can be completed if this plan takes longer than anticipated. Our auditors have included a going concern paragraph in their opinion on our financial statements, which may impact our ability to obtain financing, if financing is needed in 2010 beyond that which we have already arranged as of the date of this filing.

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

Stock based compensation - We routinely grant stock options to employees and others. We have granted options in the past and each year all employees have the opportunity to earn additional performance-based option awards. We account for these options using the fair value method of accounting.

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We did not identify any impaired items in 2007, 2008 or 2009. We have not experienced significant bad debts expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2009 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance of $286,971 at December 31, 2009 was significantly lower than our cash balance of $710,111 at December 31, 2008, as a result of our decision to not raise additional equity in 2009. We had a working capital deficit of approximately $1.2 million at December 31, 2009, compared with working capital of roughly $0.5 million at December 31, 2008. Our current assets decreased by approximately $900,000 as a result of our decrease in cash and a reduction in accounts receivable. The December 31, 2008 accounts receivable balance included a license payment receivable from our sporting goods partner that was received in 2009. No similar receivable exists at December 31, 2009. Our current liabilities increased by approximately $900,000 as a result of increases in accounts payable and accrued expenses. The increase in accrued expenses was primarily the result of deferral of officer salaries and board of director’s compensation to conserve cash. The accounts payable increase was primarily the result of working capital management.

The principal source of our liquidity has been funds received from exempt offerings of our common stock; however, in 2009 or 2008, we did not raise any equity from private placements of our common stock. The last private placement of our common stock was in April 2007 when we raised $6.0 million. We did receive proceeds of approximately $60,000, and $300,000 from the exercise of stock options by current and former employees in 2008, and 2007, respectively. No options were exercised in 2009. We did receive $200,000 related to convertible notes in 2009 and an additional $1,550,000 subsequent to December 31, 2009.

As of February 26. 2010, our cash balance is approximately $1.7 million. We believe that our current cash level, when combined with known revenue is enough for us to operate at least through the end of 2010 and well into 2011. We expect to obtain additional revenue, beyond the known sources, and we expect to be able raise additional, if needed. If neither of those two things occur, we intend to cut expenses to a level to enable us to continue operations.

In the event that we need additional funds in 2010 beyond the amount that we have planned as of the date of this filing and those that we expect to receive as revenues or from other sources, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there is no assurance that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

Net cash used in operating activities has decreased each of the last two years, to approximately $561,000 in 2009, as compared with $2.3 million in 2008, and $5.3 million in 2007. The cash used in operations was primarily the result of the net losses incurred in each year. Factors affecting this are discussed in the Results of Operations section below. In 2009, a substantial portion of the net loss was offset by management of working capital items, including reduction of accounts receivable, increase in accounts payable, and deferral of officer and board compensation resulting in an increase in accrued expenses. Payment of legal fees related to the Keesmann litigation also significantly impacted the cash used in operations in 2007. Approximately $1.1 million of legal fees incurred in 2006 were paid in 2007, which had the overall effect of increasing cash used in operations in 2007 by that amount. We have a plan to generate positive cash flow from operations in 2010; however, since that will require significantly increased revenues, there is no assurance that will be achieved.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2010. No material commitments exist as of December 31, 2009, for future purchases of capital assets.

Our contractual obligations as of December 31, 2009 consist of notes payable (including interest), operating leases, and capital leases. The notes payable are convertible into common stock at a rate of $0.20 per share and may be converted before their due date in 2012. A summary of our obligations at December 31, 2009 is as follows:

	Total	2010	2011	2012	2013	2014
Capital leases	$63,417	$27,691	$20,230	$9,787	$5,709	—
Operating leases	$791,570	$187,179	$186,071	$193,589	$195,781	$28,950
Convertible notes Payable	$220,000	—	—	$220,000	—	—

We believe that we will have the cash available to meet our cash requirements for fiscal 2010.

RESULTS OF OPERATIONS

Business Segments. We have three reportable business segments, our Applied Nanotech, Inc. subsidiary, our Electronic Billboard Technology, Inc. subsidiary, and our remaining activities, primarily corporate overhead. Since EBT has only minimal activity, our management discussion and analysis related to results of operations is much more meaningful if done on a consolidated basis. To the extent that EBT activity had a significant impact on consolidated activity, it will be discussed in the context of the consolidated results.

Revenues. Following is a summary of key revenue categories for the three years covered by this report.

	2009	2008	2007
Government Revenues	$1,694,082	$2,295,887	$2,328,010
Other Contract Research	$1,767,144	$824,358	$990,598
License Fees and Royalties	$500,000	$577,000	$—
Total Revenues	$4,052,746	$3,957,832	$3,989,803

Revenue backlog at December 31	$2,938,000	$3,272,000	$3,891,000

All of the revenues during the 3-year period came from ANI. Our revenues were roughly similar in all years and the majority of the revenues came from research contracts.  Our license revenue in 2008 came from the license agreement with our sporting goods partner and in 2009 from our inks partner.

The revenue backlog as of December 31, 2009 results from several government programs and private contracts and is similar to prior years. The majority of these programs are currently in progress and generating revenue, with the remainder related to contracts awarded, but not yet started. The overwhelming majority of this backlog will be converted into revenue in 2010. We also have some highly likely contracts that have not yet been finalized, and therefore, are not included in the backlog numbers as of December 31, 2009. In addition, we expect our inks partner to make a payment of $1.0 million in June 2010 to complete its exclusive license. This expected payment is not included in our research backlog.

We expect revenue to be significantly higher in 2010 than in 2009, and we expect to generate minimum revenues in 2010 of $6.0 million at ANI. Of that, $2.3 million is already committed and in process, and the majority of the remaining $3.7 million has been specifically identified. There is no guarantee that these revenues will be obtained; however, we think it is equally as likely that revenues will exceed these numbers, as it is that they fall short of them. Revenues could increase above these levels as a result of royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even the projected minimum of $6.0 million in revenue will be achieved. We are currently pursuing opportunities in several areas that could result in additional revenue in 2010.

We expect our revenues in all categories – government contracts, private research, and license agreements, to increase in 2010 over 2009 levels.

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

Research and development. Following is a summary of research and development expenditures for the past three years.

	2009	2008	2007

Total Research and development	$3,662,323	$4,614,644	$4,526,166

All research and development expenses were incurred by Applied Nanotech, Inc. Our level of research activity was roughly similar in 2008 and 2007, but down in 2009. In 2009, we continued to concentrate our efforts on funded projects and reduce unfunded research and development. This resulted in a reduction of research and development cost, even though revenues increased. In addition, our mix of research revenue in 2009 was less heavily weighted toward government contracts which frequently have lower margins.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our technologies. We expect to incur at least similar amounts of research related expenditures in 2010 to those incurred in 2009. We may, however, incur more research and development expense in 2010 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel.

Selling, general, and administrative. Following are some key components of selling, general, and administrative expense:

	2009	2008	2007

Stock based compensation	$131,962	$418,252	$22,705
Patent Expense	$731,422	$789,006	$545,643
Litigation related expenses	$—	$166,278	$1,110,946
Other S, G, & A	$1,677,432	$2,524,403	$2,179,426
Total selling, general, and administrative	$2,540,816	$3,897,939	$3,858,720

Total selling, general and administrative expense was similar in 2007 and 2008, but decreased substantially in 2009 as a result of the factors discussed below.

One significant component of selling, general, and administrative expense is stock based compensation. Stock based compensation is significantly impacted by two factors. First, the number of options vested, or expected to vest, each year. Second, the fair value of the options vested. One of the factors impacting the fair value is the underlying price of our stock. As a general rule, options granted when the stock price is lower will have a lower fair value than options granted when the stock price is higher. Stock based compensation expense was low in 2007 as a result of a change in the estimate of the number of options related to a multiyear goal program that were expected to vest, resulting in a reversal of expenses booked in previous years. Stock based compensation was lower in 2009 than 2008, both because fewer options were granted and because our stock price was lower. We will incur stock based compensation expense in 2010, but it is difficult to predict the amount. The majority of options that we grant are performance based options that vest upon the achievement of specified goals. The amount of expense that we incur in 2010 will depend on the goals achieved.

The second major component of selling, general, and administrative expense during the periods presented is litigation related expense. We incurred significant amounts of litigation related expense in 2007 as a result of our litigation against both Canon, Inc. and Till Keesmann. The amount was significantly lower in 2008 because both of these cases were completed. The Canon case went to trial in 2007 and only minimal activity related to the appeal took place in 2008. The Keesmann litigation was settled in 2008. As a result, our litigation expense decreased significantly. We had no litigation in expense in 2009 and we currently have no significant litigation in process and expect litigation expense to be insignificant in 2010.

We also spend a significant amount on patents. Our patent expense increased from approximately $546,000 in 2007 to approximately $789,000 in 2008. This was the result of an increase in the number of patents and a substantial rate increase at our primary patent law firm. Our patent expense decreased to approximately $731,000 in 2009 as a result of a switch in the law firm handling our patents in the second half of the year. We expect patent expense to decrease further in 2010 as a result of this change. In addition, we are reviewing our patent portfolio and eliminating or selling any patents we no longer consider useful to us.

Other selling, general, and administrative expense increased from 2007 to 2008. The increase related to primarily to professional fees and royalty payments. Our other professional fees increased by approximately $250,000 also as a result of fees associated with the sale of portions of our intellectual property and marketing efforts. Finally, we made an advance royalty payment of $100,000 to Till Keesmann in connection with the amendment of our existing license agreement with Mr. Keesmann.

Our other selling, general, and administrative expenses decreased substantially from 2008 to 2009 as a result of significant cuts that we made. These were wide ranging reductions covering most areas. We combined the CEO and CFO positions when our previous CEO resigned, saving in excess of $200,000. We also reduced our professional fees. We did not incur the previously mentioned fees associated with the sale of intellectual property in 2009, or the royalties, that were incurred in 2008.

We expect selling, general and administrative expense in 2010 to be approximately $2.4 million, a slight reduction from 2009 levels as a result of the full year impact of our cost reduction efforts  in 2009. If revenues increase above anticipated levels, or other unanticipated transactions occur, our selling, general and administrative expenses could increase above expected levels.

Gain on sale of intellectual property and other assets. In 2008, we had total gains of $1,329,571 related to the sale of intellectual property and other assets. The majority of that, $1,225,999, came from a sale of a portion of our future interest in royalties from sublicensing the Keesmann patents. We also had a gain of $100,000 from the sale of certain patents which we were no longer using and which did not relate to any of our current active technology platforms. The balance of the gain in 2008 came from the sale of miscellaneous equipment.

In 2009, the gain resulted from a payment received related to intellectual property sold by our EBT subsidiary in 2006.

Other income. Following is a summary of other income for the last three fiscal years.

	2009	2008	2007

Interest expense	$(10,089)	$(7,180)	$(926)
Interest Income	$1,877	$46,493	$139,118
Litigation settlement	$—	$500,000	$—

Our interest expense in all years was primarily associated with capital leases. We expect our interest expense will increase in 2010 because of the convertible notes payable that we issued in December 2009 and during 2010. Our interest income is earned as a result of the investment of excess cash balances. Our interest income was higher in 2007 as a result of the private placement of our common stock that was completed in April 2007 and resulted in higher average levels of invested funds throughout the remainder of the year. Our interest income decreased in 2008 and 2009 as cash balances decreased and interest rates decreased. We expect our interest income in 2010 to be negligible, given the current interest rate environment. The litigation settlement in 2008 was income from our settlement with the defendants in the Keesmann litigation.

Overview

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to stock based compensation, we incurred payroll related expense of approximately, $3.3 million in 2007, $3.5 million in 2008, and $3.1 million in 2009. The reduction from the 2008 level results from a decrease in the number of employees, as well as other cost reduction initiatives. We expect payroll related expense in 2010 to remain at approximately $3.1 million. We expect our burn rate for 2010, excluding any revenue, to average slightly less than $500,000 per month. Based on this, we believe we can reach breakeven at a revenue level of $6.0 million, but there is no assurance that this will occur, or that we can achieve that level of revenue. Our burn rate, excluding any revenue, as of the date of this filing is closer to $425,000 per month. We expect expenditures to increase as additional revenue producing projects are obtained. This expenditure level is based on anticipated revenue levels. If these revenue levels are not attained, we will not incur many of these expenses, and our expense level will also be lower than anticipated.

SEASONALITY AND INFLATION

Applied Nanotech Holdings’ business is not seasonal in nature. Management believes that Applied Nanotech Holdings’ operations have not been affected by inflation.

ACCOUNTING PRONOUNCEMENTS

 In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 Accounting Standards Codification TM and Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We have adopted these requirements and have evaluated subsequent events through February 26. 2010.

  Item 6A. Quantitative and Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 7.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF APPLIED NANOTECH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Applied Nanotech Holdings, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Applied Nanotech Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Nanotech Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26. 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Padgett, Stratemann & Co, L.L.P.

Padgett, Stratemann & Co, L.L.P.

San Antonio, Texas

February 26. 2010

 APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$286,971	$710,111
Accounts receivable, trade – net of allowance for doubtful accounts	249,164	661,704
Prepaid expenses and other current assets	67,340	121,920
Total current assets	603,475	1,493,735
Property and equipment, net	267,008	278,853
Other assets	22,884	19,901
Total assets	$893,367	$1,792,489
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$952,679	$438,878
Obligations under capital lease	21,939	35,012
Accrued liabilities	482,629	207,809
Deferred revenue	310,000	224,595
Total current liabilities	1,767,247	906,294
Obligations under capital lease, long-term	31,124	27,909
Convertible Notes Payable	165,834	—
Total liabilities	1,964,205	934,203
Commitments and contingencies	—	—

Shareholders’ equity (deficit) :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 120,000,000 shares authorized, $.001 par value, 107,473,133 and 107,395,216 shares issued and outstanding, respectively	107,473	107,395
Additional paid-in capital	109,518,998	109,295,595
Accumulated deficit	(110,697,309)	(108,544,704)
Total shareholders’ equity(deficit)	(1,070,838)	858,286
Total liabilities and shareholders’ equity (deficit)	$893,367	$1,792,489

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007

Revenues
Contract research	$1,767,144	$824,358	$990,598
Government contracts	1,694,082	2,295,887	2,328,010
License fees and royalties	500,000	577,000	—
Other	91,250	260,587	671,195

Total revenues	4,052,746	3,957,832	3,989,803

Operating costs
Research and development	3,662,323	4,614,644	4,526,166
Selling, general and administrative expenses	2,540,816	3,897,939	3,858,720

Total operating costs	6,203,139	8,512,583	8,384,886

Gain on sale of assets and other intellectual property	6,000	1,329,571	—

Loss from operations	(2,144,393)	(3,225,180)	(4,395,083)

Other income (expense):
Interest income	1,877	46,493	139,118
Interest expense	(10,089)	(7,180)	(926)
Litigation settlement	—	500,000	—

Total other income (expense)	(8,212)	539,313	138,192

Loss before taxes	(2,152,605)	(2,685,867)	(4,256,891)

Provision for taxes	—	—	—

Net loss applicable to common shareholders	$(2,152,605)	$(2,685,867)	$(4,256,891)
Earnings (loss) per share
Basic and diluted	$(0.02)	$(0.03)	$(0.04)
Weighted average common shares outstanding
Basic and diluted	107,427,877	107,292,686	106,321,400

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance December 31, 2006	-	$-	104,257,607	$104,258	$102,139,950	$(101,601,946)	$642,262

Issuance of common stock options as compensation	-	-	-	-	128,957	-	128,957
Issuance of common stock as a result of the exercise of employee stock options	-	-	307,244	307	304,116	-	304,423
Issuance of common stock for cash	-	-	2,608,698	2,609	5,997,391	-	6,000,000
Issuance of restricted common stock as compensation	-	-	-	-	10,151	-	10,151
Net (loss)	-	-	-	-	-	(4,256,891)	(4,256,891)

Balance December 31, 2007	-	$-	107,173,549	$107,174	$108,580,565	$(105,858,837)	$2,828,902

Issuance of common stock as a result of the exercise of employee stock options	-	-	170,000	170	61,080	-	61,250
Issuance of common stock options as compensation	-	-	-	-	605,393	-	605,393
Issuance of restricted common stock as compensation	-	-	51,667	51	48,557	-	48,608
Net (loss)	-	-	-	-	-	(2,685,867)	(2,685,867)

Balance December 31, 2008	-	$-	107,395,216	$107,395	$109,295,595	$(108,544,704)	$858,286

Conversion rights associated with issuance of convertible notes	-	-	-	-	35,000	-	35,000
Issuance of common stock options as compensation	-	-	-	-	160,505	-	160,505
Issuance of restricted common stock as compensation	-	-	77,917	78	27,898	-	27,976
Net (loss)	-	-	-	-	-	(2,152,605)	(2,152,605)

Balance December 31, 2009	-	$-	107,473,133	$107,473	$109,518,998	$(110,697,309)	$(1,070,838)

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(2,152,605)	$(2,685,867)	$(4,256,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	64,353	70,536	50,498
Stock and options issued for services	188,481	654,001	139,108
Amortization of discount on debt	834	—	—
Changes in assets and liabilities:
Accounts receivable, trade	412,540	(407,741)	110,755
Prepaid expenses and other assets	51,597	50,522	(103,502)
Accounts payable	513,801	(8,228)	(1,115,382)
Accrued expenses	274,820	104,806	15,766
Deferred Revenue and other current liabilities	85,405	(81,832)	(95,028)

Total adjustments	1,591,831	382,064	(997,785)

Net cash used in operating activities	(560,774)	(2,303,803)	(5,254,676)

Cash flows from investing activities:
Capital expenditures	(20,901)	(35,943)	(112,682)

Net cash used in investing activities	(20,901)	(35,943)	(112,682)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	61,250	6,304,423
Proceeds of long term debt	200,000	—	—
Repayment of capitallease obligations	(41,465)	(31,489)	(2,307)

Net cash provided by financing activities	158,535	29,761	6,302,116
Net increase (decrease) in cash and cash equivalents	(423,140)	(2,309,985)	934,758
Cash and cash equivalents, beginning of year	710,111	3,020,096	2,085,338
Cash and cash equivalents, end of year	$286,971	$710,111	$3,020,096

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Operations, and Liquidity:

Applied Nanotech Holdings, Inc. and its subsidiaries (“the Company”) are engaged in the development of products for applications using nanomaterials, sensors, nanoelectronics, and proprietary field emission technology as well as the performance of significant research in those areas. We intend to obtain development revenues for applying our technology to specific applications for our development partners and to obtain royalty revenues from licensing this technology to those partners and others. We have also developed patented electronic sign technology and sold products using that technology, but have now sold that technology. We may receive additional income from the sale of that technology based on license revenues received by the purchaser of the technology.

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

A portion of our research and development has been funded by others. To the extent that other funding is not available, research and development may be internally funded by us; however, our primary objective is to focus our resources on projects for which we receive funding.

The Company has a history of net losses and negative cash flow from operations, although these net losses and negative cash flows have been decreasing. These factors may raise doubt with some about our ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, and do not include any adjustments that may be required if it were unable to continue as a going concern. Management believes that actions currently being taken will allow it to achieve profitability and allow the Company to continue as a going concern.

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

Management’s estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates include NOL reserves, bad debt reserves, assumptions used in calculating share based compensation, depreciation, and litigation reserves.

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

The Company’s revenues also include royalties from licensing its technology, revenue from the sale of products, and other miscellaneous revenues. Many of the company’s projects may involve a combination of these types of revenues. Revenues are recognized as follows:

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

Royalty Revenue - The Company recognizes royalty revenues based on the shipment of products by a licensee at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty. For minimum royalty payments paid by a licensee that are required for the licensee to maintain exclusivity, royalty revenue is recognized at the time the minimum royalty payment, is due, which normally corresponds somewhat with the time that the payment is received. The Company recognizes license fees due at the time of the signing of a royalty agreement when the licensee has an enforceable commitment to pay, unless the terms of the agreement make it clear that the license fee is a prepayment of future royalties. This normally corresponds with, or is reasonably close to, the time of receipt of the payment.

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

Income taxes

The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The Company has determined that no reserve for uncertain tax positions is required; however tax years 2006 through 2009 remain open for examination by the U.S. Internal Revenue Service.

Research and development expenses

Costs of research and development for Company-sponsored projects are expensed as incurred.

Disclosures about fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of certain financial instruments for which it is practicable to estimate that fair value. For cash equivalents and accounts receivable,  the carrying amount approximates fair value because of the short-term nature of these instruments. The fair value of the Company’s capital lease obligations and notes payable is estimated based on the quoted market prices for the same, or similar issues, or on the current rates offered to the Company for obligations of the same remaining maturities with similar collateral requirements. For all years presented, the fair value of the Company’s capital lease obligations and notes payable approximate their carrying values.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (continued):

Income (loss) per common share

Basic per share amounts are computed, generally, by dividing net income or loss by the weighted average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Notes 8, 9 and 10, the Company had options and warrants outstanding as indicated in the table below. In addition, the Company has convertible notes payable, that if converted at December 31, 2009, would have resulted in an additional 1,004,495 shares outstanding. However, because the Company incurred losses in all years presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect. Therefore, basic and diluted per-share amounts are the same in all years presented.

	2009	2008	2007

Options	4,430,392	7,889,897	6,897,180
Warrants	1,304,353	1,304,353	1,304,353
Weighted average exercise price	$1.60	$1.52	$1.70

Share-based payments

The Company has three stock based compensation plans described in greater detail in Note 9 to these financial statements. The Company uses the fair value method to account for stock-based compensation. The fair value of each award is estimated on the date of each grant. For restricted stock the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2009	2008	2007

Expected dividend yield	0%	0%	0%
Risk Free Interest Rate	.37%-1.76%	1.1%- 3.3%	3.3%- 4.8%
Expected option term (in years)	2.0 - 3.5	0.75 - 3.5	3.5 - 5.0
Turnover/Forfeiture Rate	0%	0%	0%
Expected volatility	95% - 100%	75% - 89%	75% - 82%
Weighted-average volatility	98%	82%	79%

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

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 Accounting Standards Codification TM and Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in according with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements are effective for interim and annual periods after June 15, 2009. We have adopted these requirements and have evaluated subsequent events through February 26. 2010.

3.	Operating Lease Obligations:

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2014. Rental expense was $194,649, $221,787, and $179,594 for the years ended December 31, 2009,  2008,  and 2007, respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2009, were as follows:

2010	$187,179
2011	186,071
2012	193,589
2013	195,781
2014	28,950
Total future minimum lease payments	$791,570

4.	Convertible Notes Payable:

Notes payable at December 31, 2009 consisted of notes payable to shareholders. The notes are 30 month unsecured notes due in a lump sum in June 2012 that bear interest at a rate of 8%. These notes, including any accrued interest, are convertible into shares of common stock at the option of the note holder at a rate of $0.20 per share. The face amount of the notes is $200,000,  however the conversion rights were valued at $35,000 and recorded as a discount to the note at the time of issuance. $834 of that discount was amortized to interest expense as of December 31, 2009. There were no notes payable outstanding as of December 31, 2008.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Capital Lease Obligations:

Capital leases payable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Capital lease equipment due in monthly installments of $816 through July 2013. The equipment value and lease obligation was determined using a discount rate of 14.08%. The equipment is included in plant and equipment at December 31, 2009 at a cost of $42,040 and with accumulated amortization of $8,408.	$35,072	$44,859

Capital lease equipment due in monthly installments of $2,883 through November 2009. The equipment value and lease obligation was determined using a discount rate of 11.20%.	—	31,709

Capital lease equipment due in monthly installments of $1,492 through July 2011. The equipment value and lease obligation was determined using a discount rate of 12.27%. The equipment is included in office equipment at December 31, 2009 at a cost of $47,120, with accumulated amortization of $2,819.	28,345	—

Total capital leases	63,417	76,568

Less interest	10,354	13,647

Less current portion	21,939	35,012

Capital lease obligations, long-term	$31,124	$27,909

 These leases result in minimum payments of $27,691, $20,230, $9,787, and $5,709 from 2010 to 2013.

6.	Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Property and equipment:
Plant and equipment	$1,088,216	$1,038,861
Furniture and office equipment	144,460	141,307
Leasehold Improvements	19,019	19,019
Total carrying cost	1,251,695	1,199,187
Less accumulated depreciation	(984,687)	(920,334)
	$267,008	$278,853

Accrued liabilities:
Payroll and related accruals	$458,629	$183,809
Other	24,000	24,000
Total	$482,629	$207,809

Depreciation and amortization for the years ended December 31, 2009, 2008, and 2007 was $64,353, $70,536, and $50,498, respectively. Equipment held under capital leases and accumulated amortization on that equipment is included in these totals.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes:

The components of deferred tax assets (liabilities) at December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$30,435,000	$32,309,000
Stock based compensation	1,939,000	1,882,000
Research and experimentation credits	125,000	270,000
Partnership asset	39,000	48,000
Capitalized intangible assets	37,000	74,000
Depreciation assets	1,000	4,000
Accrued expenses not deductible until paid	155,000	58,000
Total deferred tax assets	32,731,000	34,645,000

Deferred tax liabilities:	—	—

Net deferred tax assets before valuation allowance	32,731,000	34,645,000

Valuation allowance	(32,731,000)	(34,645,000)

Net deferred tax asset
	$—	$—

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2009, 2008, and 2007.

	December 31,
	2009	2008	2007

Expected income tax expense (benefit)	$(732,000)	$(914,000)	$(1,447,000)
Non-deductible expenses	11,000	3,000	10,000
Expiration of Tax Credit Carryforwards	145,000	190,000	8,000
Expiration of NOL Carryforwards	2,490,000	2,373,000	486,000
Other	—	—	—
Increase (Decrease) in Valuation Allowance	(1,914,000)	(1,652,000)	943,000
Total Tax	$—	$—	$—

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $90 million that expire from 2010 through 2029, that are available to offset future taxable income. The majority of these carry forwards expire after 2010. Additionally, the Company has tax credit carry forwards related to research and development expenditures of approximately $125,000 that expire through 2011.

The Company’s IPO, completed in 1993, effected an ownership change under Internal Revenue Code Section 382 which limited the Company’s ability to utilize carry forwards from prior to the IPO. All net operating losses from 1993 and prior have now been utilized or have expired.  Any additional ownership change resulting from stock issuances subsequent to the IPO will likely limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations tend to relate to the timing of usage, rather than the loss of the ability to use these net operating losses.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Capital Stock:

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. There were no shares of preferred stock outstanding for any of the years presented.

Common stock

No shares were issued in private placements in 2009 or 2008; however, during 2007, the Company issued shares of its common stock in a private placement in an exempt offering under Regulation D of the Securities Act of 1933. These shares were issued at prices that represented a slight discount to the market price of the stock at the time of the offerings. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective June 19, 2007. A total of 2,608,698 were issued and proceeds of $6,000,000 were received.

At December 31, 2009, common stock was reserved for the following reasons:

Exercise of stock warrants	1,304,353
Exercise and future grants of stock options	9,513,633

Total shares reserved	10,817,986

9.	Stock Options:

The Company sponsors three stock-based incentive compensation plans (the “Plans”), which are described below. The compensation cost that has been charged against income for these plans for the years ended December 31, 2009, 2008, and 2007 was $188,481, $654,001, and $139,108, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

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

In 1992, the Company adopted the 1992 Employees Stock Option Plan (the “Employees Plan”) and the 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”),  for purposes of granting incentive or non-qualified stock options. These plans were amended several times by the Company’s Board of Directors to ultimately increase the number of shares authorized under the plans to 6,500,000 for the Employees plan and 1,000,000 for the Directors Plan. Both of these plans expired in 2002; however, options granted under these plans prior to expiration remain outstanding until they are exercised, forfeited, or the exercise period expires. At December 31, 2010, no shares remained available for grant under either of these plans.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock Options (continued):

In September 2002, the Board of Directors of the Company established the 2002 Equity Compensation Plan  to replace the Employees Plan and the Directors Plan, both of which expired in 2002, and reserved a total of 5,000,000 shares for issuance under the Plan. The plan was amended effective December 31, 2004 to increase the authorized shares to 8,000,000, and again effective December 12, 2007 to increase the authorized shares to 10,000,000. A total of 5,083,241 shares remain available for grant under this at December 31, 2009.

The company issues new shares for all options exercised. It does not expect to repurchase any shares to facilitate future option exercises. The following table summarizes information about stock options outstanding, some of which are not expected to ultimately vest, and options currently exercisable under all three stock option plans at December 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/09	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/09	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.00 - $0.50	1,194,609	7.9 Years	$0.27	1,182,109	7.9 Years	$0.27
$0.51 - $1.00	688,917	2.2 Years	$0.86	688,917	2.2 Years	$0.86
$1.01 - $2.00	1,351,825	5.2 Years	$1.36	1,126,825	5.2 Years	$1.39
$2.01 - $3.00	1,195,041	4.7 Years	$2.42	1,195,041	4.7 Years	$2.42

Total	4,430,392	5.4 Years	$1.27	4,192,892	5.4 Years	$1.28

Aggregate intrinsic value		$0			$0

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock Options (continued):

The following is a summary of stock option activity under all of the plans:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at December 31, 2006	7,713,912	$1.58

Granted	1,831,196	$1.20
Exercised	(307,244)	$0.99
Cancelled	(2,340,684)	$1.52

Options outstanding at December 31, 2007	6,897,180	$1.52

Granted	1,623,129	$0.57
Exercised	(170,000)	$0.36
Cancelled	(460,412)	$1.25

Options outstanding at December 31, 2008	7,889,897	$1.36

Granted	658,065	$0.45
Exercised	—	—
Cancelled	(4,117,570)	$1.31

Options outstanding at December 31, 2009	4,430,392	$1.28

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $0.13, $0.28, and $0.63, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, and 2007 was $131,245, and $387,905 respectively. No options were exercised in the year ended December 31, 2009. As of December 31, 2009, there was a total of $157,408 of unrecognized compensation cost related to 237,500 non-vested options granted under the plan. Of these unvested options, 12,500 vest based on the passage of time and the remaining  225,000 options vest upon the attainment of goals. The cost related to the time based options is $2,090 and will all be recognized in 2010. It is unlikely that the goal based options will vest, but if they do the entire expense will be recognized in 2010. The fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $160,505, $605,393, and $299,519, respectively.

The 2002 Equity Compensation Plan also allows the issuance of restricted shares of common stock. We issue shares of restricted stock in connection with our compensation of outside Directors. We granted 59,167 shares, 45,000 shares, and 31,667 shares  of restricted stock in 2009, 2008, and 2007, respectively. The shares issued in 2007 and 2008 vested quarterly over a one year time period starting with the date of the grant. A total of 70,417 of these shares have vested and are issued and outstanding as of December 31, 2009. The remaining 6,250 shares did not vest and were forfeited. The shares granted in 2009 were fully vested at the date of the grant are issued and outstanding at December 31, 2009. The shares granted in 2009 had a fair value of $15,383 and were granted at a price of $0.26. The shares granted in 2008 had a fair value of $45,000 and were granted at prices ranging from $0.91 to $1.15. The shares granted in 2007 had a fair value of $32,683 and were granted at prices ranging from $0.94 to $1.19. We recognized expense in the financial statements of $27,976, $48,609, and $10,150 in the years ended December 31, 2009, 2008, and 2007, respectively. The weighted average fair value of shares granted and vested during 2009 was $0.26. There were no shares unvested at December 31, 2009. The weighted average fair value of shares granted during 2008, vested during 2008, and unvested at December 31, 2008 was $1.00, $1.02, and $1.01, respectively. The weighted average fair value of shares granted during 2007, vested during 2007, and unvested at December 31, 2007 was $1.03, $0.94, and $1.05, respectively.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock Options (continued):

In November 2009, we offered a voluntary option exchange program to all non-officer employees of the Company. Employees were able to exchange higher priced options for options with an exercise price of $0.30 share. Employees received a fraction of the number of shares exchanged in a ratio equal to $0.30 divided by the original exercise price of the options. A total of 889,917 options were exchanged for 222,768 shares with an exercise price of $0.30 per share. This resulted in a reduction of option expense of $25,664.

During 2008, we repriced the exercise price of 200,000 options held by the Company’s then CEO, from $1.19 per share to $0.75 per share in connection with a simultaneous reduction in his compensation. The expense associated with this repricing was $10,510 and was being recognized over the vesting term of the options. A total of $2,366 was recognized in 2008. An additional $2,366 in expense was recognized up until the time of his resignation in May 2009. The balance was associated with options that never vested and therefore will not be recognized.

 The Company also adjusted the price of certain non-officer options issued in 2008. The Company has a performance based option program covering all non-officer employees. The options are granted early in the year and vest as of December 31, if certain goals are achieved. A total of 229,997 were granted under this program in 2008. The original exercise price of these options was to be $1.19 per share, however the exercise price was adjusted to be equal to the market price of the stock on the date of vesting, December 31, 2008. The effect of this adjustment in exercise price, which effectively amounts to a repricing, was an expense of $18,114, which was fully recorded in 2008.

During the year ended December 31, 2007, we extended the contractual life of 20,000 options granted to a consultant by two years, and as a result, we recognized additional compensation expense of $5,990. We account for options issued to consultants using the same assumptions as for employees.

10.	Stock Warrants:

Common stock warrants

In 1997, in connection with fundraising activities, we issued 75,000  ten year  warrants  that enabled the holder to purchase shares of the our common stock at a price of $1.00. A total of 15,000 of these warrants were exercised in 1999. The remaining warrants expired unexercised.

In 2007, we issued 1,304,353 warrants in connection with a private placement of the Company’s stock. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.50 per share through  the earlier of April 2011, or the date that the shares acquired in the private placement are sold by the shareholder.

The following is a summary of outstanding warrants:
	Number of Shares	Exercise Price

Warrants outstanding at January 1, 2007	60,000	$1.00-2.00
Issued	1,304,353	$2.50
Expired	(60,000)	$2.00

Warrants outstanding at December 31, 2007	1,304,353	$2.50
Issued	—	—
Expired	—	—

Warrants outstanding at December 31, 2008	1,304,353	$2.50
Expired	—	—

Warrants outstanding at December 31, 2009	1,304,353	$2.50

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Supplemental Cash Flow Information:

Cash paid for interest was $8,356, $7,180, and $926 for 2009, 2008, and 2007, respectively. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2009	2008	2007

Non-cash financing activities:
Capital lease transaction	$31,607	$34,990	$61,727

12.	Retirement Plan:

The Company sponsors a defined contribution 401(k) profit sharing plan. Company contributions are discretionary and no company contributions were made in any of the years presented.

13.	Commitments and Contingencies:

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

Research and development commitments

As of December 31, 2009, the Company had several research contracts pending and in process. The total amount of those contracts is $6,038,263. Of that total, $3,100,466 has been recognized as revenue and $2,937,796 will be recognized in the future. The revenue to be recognized from these research contracts in 2010 is expected to exceed the cost of this research.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and Contingencies (continued):

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

14.	Research and Development Contracts:

The Company makes significant expenditures for research and development. We seek funding for our research and development costs to reduce the cost of such expenditures to us. We only seek funding for projects that fit within our strategic vision. A substantial portion of our funded research has been from government contracts. Under government contracts, the government has the right to utilize the results for its purposes and we have the right to utilize the technology for commercial purposes. Generally, when we contract with other entities, the entity is also conducting its own internal research related to application of our technology to its products and such expenditures by the entity frequently exceeds the amount of funding provided to the Company. Usually the entity has the first opportunity to license the technology at the conclusion of the project, if they desire. The costs of a particular research program may exceed the funding received, however since the goal of the research is to ultimately lead to a license, our willingness to share part of the development cost is evaluated on a case by case basis.

The following schedule summarizes certain information with respect to research and development contracts:

	2009	2008	2007
Contract research revenues	$3,461,226	$3,120,245	$3,318,608
Costs incurred charged to operations included in research and development	$1,595,216	$2,200,603	$2,222,473
Amount of additional funding commitments at December 31	$2,937,796	$3,271,805	$3,890,842

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Quarterly Financial Information (Unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2009
Revenues	$824,525	$922,097	$1,506,673	$799,451	$4,052,746
Operating income (loss)	(831,466)	(652,735)	(2,750)	(657,442)	(2,144,393)
Net (loss)	(833,114)	(654,027)	(4,435)	(661,029)	(2,152,605)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.00)	(0.01)	(0.02)

2008
Revenues	$870,014	$853,234	$891,853	$1,342,731	$3,957,832
Operating income (loss)	(1,267,391)	(1,357,688)	(79,386)	(520,715)	(3,225,180)
Net (loss)	(747,579)	(1,345,041)	(74,577)	(518,670)	(2,685,867)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.00)	(0.01)	(0.03)

2007
Revenues	$956,867	$916,038	$1,049,749	$1,067,149	$3,989,803
Operating income (loss)	(1,357,317)	(1,281,562)	(790,693)	(965,511)	(4,395,083)
Net (loss)	(1,345,887)	(1,229,787)	(759,910)	(921,307)	(4,256,891)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

Annual Earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

16.	Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. No amounts in excess of the FDIC limit were held in bank accounts in any year presented. At December 31, 2007 and 2008, the Company held $2,414,958 and $103,603, respectively, in excess of the Securities Investor Protection Corporation limits in an account at Charles Schwab & Co. Inc.

The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies and services performed for large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

17.	Significant Customers:

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. In addition to the U.S. Government, the Company had three customers from which it has received in excess of 10% of its consolidated revenues in one or more of the past three years. We received revenues of $233,333, and $416,787 from Mitsui & Co., Ltd. in the years ended December 31,  2008 and 2007, respectively. We also had revenues from Ishihara Chemical Company, Ltd. of $1,675,000, $633,250 and $685,963 in the years ended December 31, 2009, 2008, and 2007, respectively. Finally, we recognized revenues of $180,000, $663,108 and $348,448 in the years ended December 31, 2009, 2008 and 2007 respectively from Yonex Co. Ltd.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Gain on Sale of Intellectual Property and Other Assets:

In 2008, we had a gain of $100,000 from the sale of patents which did not relate to any of our current active technology platforms. We had an additional gain of $1,225,999 from the sale of a portion of our interest in any future royalties received from sublicensing the Keesmann patents as described in more detail in Note 13.

19.	Segment Information:

The Company’s operations are classified into three principal reportable segments.

	ANI	EBT	All Other	Total
2009
Revenue	$4,052,746	$—	$—	$4,052,746
Interest Expense	8,356	—	1,733	10,089
Depreciation and Amortization	63,931	—	423	64,354
Research and Development	3,662,323	—	—	3,662,323
Net Loss	(1,411,121)	5,459	(746,943)	(2,152,605)
Assets	780,848	—	112,519	893,367
Capital Expenditures	50,816	—	1,692	52,508

2008
Revenue	$3,957,832	$—	$—	$3,957,832
Interest Expense	7,180	—	—	7,180
Depreciation and Amortization	70,141	—	395	70,536
Research and Development	4,614,644	—	—	4,614,644
Net Loss	(1,520,726)	(1,296)	(1,163,845)	(2,685,867)
Assets	1,105,627	—	686,862	1,792,489
Capital Expenditures	70,933	—	—	70,933

2007
Revenue	$3,989,803	$—	$—	$3,989,803
Interest Expense	926	—	—	926
Depreciation and Amortization	49,575	—	923	50,498
Research and Development	4,526,166	—	—	4,526,166
Net Income (Loss)	(3,212,051)	(1,298)	(1,043,542)	(4,256,891)
Assets	778,863	—	2,965,995	3,744,858
Capital Expenditures	174,409	—	—	174,409

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

20.	Subsequent events:

From January 1, 2010 through February 26. 2010, we received cash related to the  issuance of notes payable in the face amount of $1,550,000 with the same terms as described in Note 4 to the financial statements. We also issued 100,000 shares of common stock in payment of an accounts payable in the amount of $30,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures.

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

As of December 31, 2009, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009. Our independent auditors, Padgett Stratemann & Co., LLC have issued an attestation report, which is included below, on our internal control.

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

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Applied Nanotech Holdings, Inc.:

We have audited the internal control over financial reporting of Applied Nanotech Holdings, Inc. (the Company) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Applied Nanotech Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders equity and cash flows of Applied Nanotech Holdings, Inc and our report dated February 26. 2010 expressed an unqualified opinion with an explanatory paragraph about the Company’s ability to continue as a going concern.

Padgett, Stratemann & Co., L.L.P.
San Antonio, TX
February 26. 2010

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Applied Nanotech Holdings.

Name	Age	Position	Director/Officer Since	Term Expires

Dr. Zvi Yaniv	63	Director, President, Chief Operating Officer	July 1996	2010
Douglas P. Baker	53	Director, Chief Executive Officer, Chief Financial Officer	June 1996	2010
Ronald J. Berman	53	Director	May 1996	2010
Dr. Robert Ronstadt	68	Director, Chairman	January 2003	2010
Howard Westerman	57	Director	May 2007	2010
Tracy K. Bramlett	54	Director	September 2007	2010
Paul F. Rocheleau	56	Director, Vice Chairman	May 2009	2010
Clinton J. Everton	36	Director	October 2008	2010
Dr. Richard Fink	50	Vice President	January 2008	N/A

______________

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

Douglas P. Baker has been with the Company since June 17, 1996, a Director since May 2006, and CEO since May 2009. Mr. Baker is a Certified Public Accountant and has both a Bachelors in Business Administration and a Masters in Business Administration. Immediately prior to joining Applied Nanotech Holdings, Inc., Mr. Baker was a divisional controller for MascoTech, Inc. from 1991 to 1996. Mr. Baker also has prior experience in public accounting and as CFO of a privately held company. Mr. Baker is also Chairman of the Board of Directors of Total Health Care, Inc., a non-profit Health Maintenance Organization and has been a member of the Board of Directors of that organization since 1987.

Ronald J. Berman has been a Director since May 1996. Mr. Berman co-founded BEG Enterprises, Inc. and was its President from 1989 until 1998. Mr. Berman currently is President of R.J. Berman Enterprises, Ltd., a real estate development company, Inergi Fitness, and Walkers Warehouse. Mr. Berman earned a Juris Doctor degree in 1980 from the University of Detroit.

Dr. Robert Ronstadt has been a Director since January 2003 and Chairman of the Board of Directors since May 2009. Dr. Ronstadt was Vice President of Technology Commercialization for Boston University from June 2003 through 2005. At the same time, he became the Director of Boston University’s Technology Commercialization Institute. He was special advisor to the Chancellor of Boston University from January to May 2003. Prior to that, from 1998 to 2002, he was Director of the IC2 Institute at the University of Texas in Austin and the J. Marion West Chair of Constructive Capitalism. Dr. Ronstadt was a professor of entrepreneurship at the Pepperdine University School of Business Management from 1992 to 1998 and Babson College in Wellesley Massachusetts from 1975 to 1985. From 1986 to 1992, he was the CEO of a software enterprise.

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

Paul F. Rocheleau has been a Director of the Company since May 2009, and Vice Chairman of the Board since October 2009. He is Chairman of the Board and Chief Investment Officer of Virginia Biosciences Commercialization Center. Prior to that he was a managing director at Cary Street Partners, a regional investment banking firm based in Richmond, Virginia. Mr. Rocheleau also serves on the Board of Directors of Nanochemonics, a specialty nanomaterials company and the advisory Board of Apex systems, an IT staffing company.

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

All members of the Board of Directors attended greater than 75% of the meetings of the board of directors and meetings of the committees of the board on which he served with the exception of Mr. Rocheleau, who attended less than 75% of such meetings.

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

Committees

The Board of Directors has three formal committees. The audit committee consists of Mr. Everton, Mr. Westerman and Mr. Rocheleau. The audit committee operates without a chairman and met twice in 2009. The compensation committee consists of Mr. Berman, Mr. Bramlett, and Mr. Rocheleau. Mr. Berman is chairman of the compensation committee, which met four times in 2009. The nominating committee consists of Mr. Rocheleau, Mr. Westerman, and Mr. Bramlett. The nominating committee operates without a chairman and met once during 2009. The Board also established an advisory committee in 2009 which is not a formal committee of the Board. This advisory committee is the business development advisory committee. The committee is chaired by Mr. Rocheleau and includes Mr. Everton, Mr. Baker, and Dr. Yaniv.

Audit Committee Financial Expert

The Board of Directors has determined that  both Mr. Westerman and Mr. Rocheleau qualify as an “audit committee financial expert” under applicable SEC rules and that all members of our audit committee qualify as “independent” as defined under applicable SEC rules.

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

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2009 through December 31, 2009, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them except that Director Rocheleau filed his initial Form 3 after the due date. The form was filed on June 9, 2009, but due May 15, 2009.

Item 10. Executive Compensation

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

Base Salaries

We provide our executive officers with a level of cash compensation that is designed to facilitate an appropriate lifestyle and provide a reasonable minimum compensation. We make this determination based on a variety of factors including professional accomplishments, level of education, past experience and scope of responsibilities. The actual amount of base salary earned by each named executive officer is set forth in the Summary Compensation Table included later in this section.

 As discussed in more detail below, the following base salary amounts for these executive officers are currently in effect: Dr. Yaniv - $275,000, Mr. Baker  - $275,000, and Dr. Fink - $125,000. However; the executive officers are voluntarily deferring a substantial portion of their salaries to preserve cash for the Company. Mr. Baker is deferring 35% of his salary and Drs. Yaniv and Fink are each deferring 15% of their salaries.

The salary level for our executive officers was basically frozen from 2005 to 2007. During that time period, the CEO and COO, each had a salary of approximately $250,000 per year and the CFO had a salary of $180,000 per year. As the result of a study discussed below, the following base salary amounts became effective January 1, 2008: CEO, Mr. Bijou - $300,000; COO, Dr. Yaniv - $275,000: and CFO, Mr. Baker $225,000. In addition, effective December 31, 2007, Dr. Richard Fink, Vice President became a named executive officer. Dr. Fink’s salary became $125,000 effective January 1, 2008. Effective August 1, 2008, executive officers began voluntarily deferring a portion of their salaries. Mr. Baker’s salary was adjusted to $275,000 on May 11, 2009 as a result of his appointment to CEO. However; Mr. Baker deferred the entire amount of the salary increase to assist the company with managing its cash flow.

Bonuses

We have a formula bonus plan covering all employees, including executive officers. This plan was originally established in 2004 and is based solely on the profitability of the company. This plan is designed to reward all employees when we are successful in reaching profitability. No bonuses have ever been paid under this plan, since we have incurred losses in each of the years since adoption of the plan. The maximum bonuses payable under this plan are $250,000 for the chief executive officer, $200,000 for the chief operating officer, and $150,000 for the chief financial officer. The maximum amounts would be payable if our net income is equal to, or exceeds $10 million. For purposes of this plan, net income is calculated using the accounting principles in effect at the time the plan was adopted, meaning stock based compensation using fair value is excluded from the calculation. There are no minimum amounts payable under the plan and the target amounts are equal to the maximum amounts payable. The compensation committee of the board of the directors also has the power to award discretionary bonuses; however, no such bonuses have been granted since 2002 in the case of the CEO and the CFO. The COO received a discretionary bonus of $115,000 in 2007.

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

 In 2007, the compensation committee adopted a multiyear option program for executive officers covering the years 2008 to 2010. This program included a mixture of time based option and performance based options. The majority of these grants were performance based options with goals related to modified cashflow from operations and various earnings per share targets. Dr. Fink received options as part of this program; however, as previously indicated, Dr. Fink became an executive officer effective December 31, 2007 and was not an executive officer at the time of the grant.

A portion of the goals related to options granted in 2007 were tied to cash flow goals for 2008. These options expired unvested as of December 31, 2008. The executive officers were granted new options on December 31, 2008 to replace the expiring options. These new options vest based on cash flow goals for 2009 and were priced 15% above the market price of the common stock on the date of grant. The options granted in 2008 did not vest and have since expired.

For purposes of this discussion of performance based option goals, we consider the goals related to earnings per share targets to be part of our confidential strategic plans, and as such we do not disclose the specifics of the goals at this time. Attainment of these goals will require the company to achieve financial results never before achieved in the history of the Company. We consider these goals achievable, but they represent a substantial stretch and are considered essential to proving our business model. They align the interests of the executive officers with those of the shareholders.

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

Timing of Option Grants

We do not have a formal written policy related to the timing of option grants; however we do have certain time periods when options are normally granted. At the present time, we do not have any analysts that follow our stock and the release of our quarterly financial reports normally has no noticeable impact on the price of our stock. As such, we do not have trading windows, nor do we limit option grants to any sort of windows. There are two normal situations where options are granted. The first would be at the time a new employee, including executive officers, is hired. If a new employee receives options as part of starting employment, those options are granted either at, or shortly after, the employment start date.

The majority of options are performance based awards granted on an annual basis as part of a budgeting/goal setting process. For executive officers, the compensation committee meets annually to establish compensation levels, including salary, bonus, and options, for the year. This meeting normally occurs in late November or early December prior to the start of the new year - for example in December 2008 for 2009 compensation. It could, however, occur as early as November or as late as January. For all other employees, the goal setting process starts in December, but since it involves many more distinct goals and many more individuals; it is a longer process and as a result usually is not ready for submission to the Compensation Committee until January or later. All performance based awards for employees other than executive officers are annual awards that must either vest by the end of the calendar year, or they will expire unvested. At the time of the proposed award, we consider whether there are any known upcoming significant events, and have in the past delayed awards as a result of expected positive events.

All option grants for employees are approved by the compensation committee of the Board of Directors. The compensation committee has authorized the executive officers to grant limited amounts of options to new hires without seeking additional compensation committee approval. The compensation committee does not delegate any of its powers for granting options to others, except that it has granted the CEO the power to grant up to 20,000 options to new hires without the specific approval  of the compensation committee.

Other Benefits and Perquisites

Since we have not yet reached profitability on a consistent basis, we take a relatively bare-bones approach to benefits for all employees, including executive officers. There are no benefit plans available to executive officers that are not available to all employees. Executive officers participate in the same benefit plans covering other employees. These benefits include limited health and dental insurance, and group term life insurance. The only retirement plan that we maintain is a 401K plan funded entirely by employee elective deferrals. We have no company funded retirement plans or deferred compensation plans. We also do not provide any of the perquisites common at larger companies. The only perq that we provide is an auto allowance. Our CEO and COO receive an auto allowance of $1,000 per month and our CFO received an auto allowance of $500 per month up until the time that he became CEO. The amounts paid as auto allowances are considered in setting the overall level of compensation for the executive officer.

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

In 2006 we used an executive search firm in connection with our search for a new CEO. That firm, Christian & Timbers, indicated that at the time our CEO salary was at the low end of the acceptable range for similar companies, although when considering an extensive option package, total compensation fell within the normal range of CEO compensation. In November 2007, we performed a compensation analysis to benchmark our compensation package against other similar companies. We did not use an outside compensation consultant for this study, but rather performed the analysis internally. We selected the following companies: Nanogen (NGEN), Nanosphere (NSPH), Harris & Harris (TINY), Nanosys (NNSY), Acacia Research/Acacia Technologies (ACTG), Arrowhead Research (ARWR), and Symyx Technologies (SMMX). In selecting these companies, we considered such factors as nanotechnology involvement, market capitalization, revenue levels, profitability, and line of business. While no particular company is a perfect match, we believe that overall this is a representative mix of companies to use as a comparison. We gathered data on these companies from publicly available data, including SEC filings. In general, there was a lag related to these filings, so the most recent data available for these companies was from 2006 or prior.

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

When setting compensation levels for 2008 and future years, we considered the result of this study. Salaries were set at the previously disclosed levels based on this study and in consideration of the fact that salary levels had been unchanged for three years. These new salary levels are, in general, still below average for the comparison companies. Until such time as the company attains profitability, we believe it reasonable for salaries to continue to be below average. When the company reaches profitability, it is anticipated that salaries will be adjusted to market levels. Our bonus plan based on profitability remains in place and it is anticipated that future bonuses will not be paid until such time as we have reached profitability. Finally, as previously described, we granted options to the executive officers in 2007, and 2008. These options included both time based and performance based options, although the majority of the options were performance based. This split was determined, in part based on the option vesting history over the past several years. No options were granted to executive officers in 2009, but we anticipate grants in 2010.

We updated the previously mentioned compensation study at the end of 2008 and found that in general, compensation levels had increased at the comparison companies. We, however, left compensation unchanged for our executive officers for 2009. Since we had no intention of increasing salaries in 2010, we did not update our compensation study. Salaries for 2010 remain at 2009 levels.

We believe our total compensation package mitigates unreasonable risk-taking by our senior executives. In this regard, we strike a balance between short-term and long-term cash and equity awards. A significant portion of our executives’ pay is linked to the achievement of financial goals directly aligned to stockholder interests.  Our long-term equity awards incent executives to take a long term view of the company and to assume reasonable risks to develop new products, explore new markets and expand existing business.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee
Ronald J. Berman, Chairman; Paul F. Rocheleau; Tracy Bramlett

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2009, 2008 and 2007 by all individuals that served as Chief Executive Officer during 2009, the Chief Financial Officer, all individuals that were Named Executive Officers as of the end of the previous year, and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2009 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Bonus	Option Awards (2)	All Other Compensation (5)	Total

Thomas F. Bijou (3)	2009	$73,775	$0	$0	$5,000	$78,775
Chief Executive Officer	2008	$284,167	$0	$37,876	$12,000	$334,043
	2007	$288,000	$0	$211,824	$0	$499,824

Dr. Zvi Yaniv	2009	$275,000	$0	$0	$12,000	$287,000
Chief Operating Officer	2008	$275,000	$0	$13,680	$12,000	$300,680
	2007	$250,000	$115,000	$105,912	$12,000	$470,912

Douglas P. Baker (4)	2009	$251,956	$0	$0	$9,833	$261,789
Chief Executive Officer	2008	$225,000	$0	$8,550	$6,000	$239,550
Chief Financial Officer	2007	$180,000	$0	$66,195	$6,000	$246,195

Dr. Richard Fink	2009	$125,000	$0	$0	$0	$125,000
	2008	$125,000	$0	$3,420	$0	$128,420
	2007	$100,000	$0	$38,423	$0	$138,423

(1) Salary amounts for 2008 and 2009 for all officers reflect amounts earned during the year. Effective August 1, 2008, the officers began deferring a portion of their salaries as part of the Company’s cost reduction/cash conservation initiatives. The amount of 2008 and 2009 salaries still payable as of December 31, 2009 are $85,641 for Mr. Baker, $58,443 for Dr. Yaniv, and $26,568 for Dr. Fink. Mr. Baker’s salary was increased to $275,000 on an annual basis effective with his appointment to CEO on May 11, 2009, however the entire amount of the increase was deferred and is still payable at December 31, 2009

(2) Amounts included in the option awards column are calculated using fair value accounting. See Note 9 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. The amounts are calculated based on options granted during the year that are expected to vest. As discussed in the Compensation Discussion and Analysis, the majority of options granted are performance based options associated with specific goals. To the extent that the goals are not achieved, the options do not vest. All options granted to Mr. Bijou in all years expired unexercised as a result of his resignation in 2009. In 2007 each of the officers were granted performance based options for which the likely of vesting was remote and the options were not expected to vest at the time of the grant. The number of options and grant date fair value of these performance based options not included in the table for each officer in 2007 was as follows: Mr. Bijou – 440,000 options with a fair value of $293,533; Mr. Yaniv – 220,000 options with a fair value of $141,676; Mr. Baker – 137,500 options with a fair value of $88,548; and Dr. Fink – 55,000 options with a fair value of $35,419. The options issued in 2008 to all officers were performance based options that were expected to vest at the time of grant; however, all options granted to officers in 2008 expired unvested in December 2009.

(3) Mr. Bijou terminated employment as CEO on May 7, 2009. His compensation was a combination of salary and management fee. As part of the management fee, he was responsible for certain expenses such as employee benefits and secretarial services. Both the management fee and salary are included under the heading of salary in this table.

(4)  Mr. Baker became CEO, effective May 11, 2009 upon the resignation of Mr. Bijou.

(5) The amounts included in the “All Other Compensation” column represent automobile allowances in all years.

GRANTS OF PLAN-BASED AWARDS TABLE

No grants plan-based awards were made to the named executive officers in 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Number Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Dr. Zvi Yaniv	30,000	-	$1.50	02/02/2010
	200,000	-	$1.50	06/27/2010
	30,000	-	$0.96	07/28/2013
	250,000	-	$2.73	12/31/2013
	250,000	-	$2.17	12/31/2014
	180,000	-	$1.19	12/03/2017
	-	120,000	$1.19	12/03/2017

Douglas P. Baker (1)	30,000	-	$1.50	02/02/2010
	50,000	-	$1.50	06/27/2010
	60,000	-	$0.63	03/02/2011
	100,000	-	$0.92	07/16/2011
	150.000	-	$0.73	12/05/2011
	13,000	-	$0.96	07/28/2013
	200,000	-	$2.73	12/31/2013
	150,000	-	$2.17	12/31/2014
	112,500	-	$1.19	12/03/2017
	-	75,000	$1.19	12/03/2017

Dr. Richard Fink	2.500	-	$1.50	01/03/2010
	2,500	-	$1.50	02/15/2010
	2,000	-	$0.58	02/16/2011
	32,750	-	$1.00	12/31/2012
	6,875	-	$0.50	03/20/2013
	21,000	-	$0.56	04/16/2013
	19,881	-	$2.50	03/10/2014
	15,906	-	$2.17	01/01/2015
	3,487	-	$2.17	02/14/2016
	10,112	-	$2.25	04/11/2016
	16,713	-	$1.28	01/29/2017
	45,000	-	$1.19	12/03/2017
	-	30,000	$1.19	12/03/2017

______________________

(1) Includes options still outstanding that were previously transferred by gift and reported on Form 4 by the Named Executive Officer. For Mr. Baker, these options are the 60,000 options expiring 03/02/2011.

OPTION EXERCISE AND STOCK VESTED TABLE

Named executive officers exercised no options and received no vested stock awards in 2009.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

None of the named executive officers have formal written employment contracts, and therefore, there are no formal payments due on a change in control or other employment termination. Our 2002 Equity Compensation Plan, which includes all employees, including executive officers, includes a provision which accelerates the vesting of all unvested options upon certain change in control events. Unvested options held by Named Executive Officers as of December 31, 2009 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table included in this item.

It is our policy to pay severance upon termination when termination is initiated by us and is for other than cause. We have no formal guidelines, but rather each case is handled on an individual basis. Factors considered include position, length of service, reason for termination, possible future relationships, as well as other potential factors. Payments may be made in a lump sum or in periodic installments and are usually accompanied by a severance agreement that includes a release, a non-disparagement clause, and possibly a non-compete agreement. In the case of executive officers, the minimum severance due, unless alternative amounts are negotiated,  is one month of severance for each year or partial year of service at the Company, with a minimum of six months. In the case of the existing executive officers, that would equate to fourteen months for Dr. Yaniv and Mr. Baker, and fifteen months for Dr. Fink. This could be viewed as the minimum potential pay out upon termination; however, upon mutual agreement of the parties, a lower amount could be negotiated.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total

Howard Westerman	$ 12,000	$ 2,600	$ 14,600
Ronald J. Berman	$ 18,000	$ 2,600	$ 20,600
Tracy K. Bramlett	$ 12,000	$ 2,600	$ 14,600
Dr. Robert Ronstadt	$ 31,817	$ 2,600	$ 34,417
Patrick V. Stark (3)	-	$ 2,600	$ 2,600
Clinton J. Everton (4)	$ 12,000	$ 1,950	$ 13,950
Paul F. Rocheleau(5)	$ 8,000	$ 433	$ 8,433

(1)	Amounts included in this column represent fees earned. All fees were deferred by Board Members and no fees were paid in cash.

(2)	Amounts included in the restricted stock awards column are calculated based on the total fair market value of the shares granted on the date of the grant based on the closing price of $0.26 per share.

(3)	Director Stark resigned in August 2009.

(4)	Director Everton became a Director in October 2008.

(5)	Director Rocheleau became a Director in May 2009.

We paid our outside Directors with a combination of cash and restricted stock from 2007 through 2009. We believe this mixture of cash and equity was appropriate at our current level of development and provided the Directors with current compensation for services rendered while still aligning the interests of the Directors with the shareholders. Reasonable expenses incurred by each Director in connection with his duties as a Director are also reimbursed by the company.

The Directors each received an annual retainer of $12,000, paid quarterly. Each committee chairman received an additional annual retainer of $6,000, paid quarterly, and the Board Chairman, if not an employee, received an additional annual retainer of $8,000. As part of our cost reduction/cash conservation initiative, all outside Directors deferred their cash compensation for the 3rd an 4th quarters of 2008 and all of 2009. Until the resignation of Mr. Bijou in May 2009, the company had no independent Chairman. Dr. Ronstadt became chairman and in addition to the regular fee of $8,000 per year, an additional fee of $1,583 per month related to the transition was approved for the time from when he became Chairman in May through December 2009, bringing the independent chairman fee to $2.250 per month. The fee reverts to the standard fee of $8,000 per year in 2010. Dr. Ronstadt deferred the entire amount of the fee as part of the deferral of all cash fees by Directors.

In addition to the cash payments, each outside Director received restricted stock. Up until 2008, a quarterly grant of 2,500 shares of restricted stock was granted on the last day of January, April, July, and October. These grants were prorated if a Director only serves a portion of the quarter and the grants vest quarterly over a one year period starting on the date of the grant. This policy continued until July 2008, at which time it was changed to a single annual grant of 10,000 fully vested shares on the last day of July each year. The first such grant was in July 2009 and this annual grant was prorated for partial years of service.

In January 2010, the Board of Directors changed its compensation policy for Outside Directors for 2010. Compensation will revert to an option based program to replace the current mix of cash and restricted stock. Each Director will receive an annual grant of 45,000 options in July. Committee chairman and the Vice Chairman will receive an additional 5,000 options and the Chairman will receive an additional 10,000 options. Meeting fees will be set at $100 per meeting per Director and an Independent Chairman will receive an annual fee of $9,000. The cash portion of all Director’s fees will continue to be deferred until the Company believes it can pay both officers and Directors their full compensation. The Board believes this option based compensation will be easier for the Company from a cash standpoint and better compensate Directors for their efforts.

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

Director Ownership Requirements

We also have a policy related to stock ownership requirements that covers all Directors - both outside Directors and employee Directors. All Directors are required to own a minimum of 20,000 shares of Applied Nanotech Holdings, Inc. common stock. There is no time limit in which a new director must meet those requirements; however, until a Director owns a minimum of 20,000 shares, the Director is not allowed to sell any shares. Furthermore, if a Director owns in excess of 20,000 shares, that Director is not allowed to sell shares, whether owned or received as a result of the exercise of options, if at the completion of the transaction, it will result in an ownership position of less than 20,000 shares. All current Directors currently meet this ownership requirement with the exception of Director Rocheleau.

In January 2010, the Board adopted a policy whereby Directors are prohibited from selling shares of the Company’s stock, except during two window periods that will occur each year in the last two full calendar weeks in March and the first two calendar weeks in October, or pursuant to an adopted 10b-5(1) plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Berman, Mr. Bramlett, and Mr. Rocheleau. Dr. Ronstadt was a member of the compensation committee until he became Chairman of the Board in May 2009. None of them is or has been an officer or employee of Applied Nanotech Holdings, Inc. nor do any of them have any relationships requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship existed during the fiscal year ended December 31, 2009, between Applied Nanotech Holdings’ Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Applied Nanotech Holdings, Inc. stock as of February 26. 2010, are listed below. This information is based on public filings as of December 31, 2009. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Pinnacle Fund, L.P.	6,242,438	5.81%
Barry Kitt, General Partner 4965 Preston Park Blvd., Suite 240 Plano, TX 75093

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Applied Nanotech Holdings’ common stock as of February 26. 2010, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class
Douglas P. Baker	835,500	59,500	895,000	*
Dr. Zvi Yaniv	910,000	160,000	1,070,000	*
Dr. Richard Fink	173,724	-	173,724	*
Ronald J. Berman	395,000	569,092	964,092	*
Howard Westerman	-	208,707	208,707	*
Dr. Robert Ronstadt	175,000	40,617	215,617	*
Clinton J. Everton	-	37,500	37,500	*
Tracy Bramlett	-	28,333	28,333	*
Paul F. Rocheleau	-	1,667	1,667	*

All Executive Officers and Directors as a group (9 persons)	2,489,224	1,105,416	3,594,640	3.27%

*	Less than 1%

(1)
This column lists shares that are subject to options exercisable within sixty (60) days of February 26. 2010, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of Applied Nanotech Holdings	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (4)
	(a)	(b)	I
1992 Employee Plan (1)	627,000	$1.14	-
1992 Outside Directors Plan (2)	170,000	$1.17	-
2002 Equity Compensation Plan (3)	3,633,392	$1.30	5,083,241
Total	4,430,392	$1.28	5,083,241

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

For a further description of each of the stock option plans described above, please see Note 9 to the Consolidated Financial Statements herein.

Item 12. Certain Relationships and Related Transactions, and Director Independence

It is our written policy that all material related party transactions be approved by the Board of Directors, with any member of the Board affect by the related party transaction abstaining from the vote.

Item 13. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Applied Nanotech Holdings’ annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2009 and 2008 were $60,500 and $62,500. No fees were billed to the Company in 2007 by the Company’s current auditor. Our prior auditor, Sprouse & Anderson, L.L.P. merged with Padgett, Stratemann & Co., L.L.P. in 2007 and no longer exists. The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of Applied Nanotech Holdings’ annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2007 totaled $56,609.

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

It is the audit committee’s policy to pre-approve all services provided by the Company’s auditors. All services provided by Padgett Stratemann & Co. L.L.P. in 2009 and 2008 and by Sprouse & Anderson, L.L.P. during the year ended December 31, 2007 were pre-approved by the audit committee.

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

Item 14. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	All Financial Statements

The response to this portion of Item 14 is set forth in Item 7 of Part II hereof.

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

(b)	Reference is made to Item 14(a)(3) above.

(c)	Reference is made to Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC.
By:	/s/ Douglas P. Baker
Douglas P. Baker, Chief Executive Officer, Chief Financial Officer March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas P. Baker Douglas P. Baker	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer. Principal Financial Officer, Principal Accounting Officer, and Director)	March 4, 2010

Dr. Robert Ronstadt* Clinton J. Everton* Ronald J. Berman* Dr. Zvi Yaniv* Howard Westerman* Tracy Bramlett* Paul F. Rocheleau*	Directors	March 4, 2010

*By:	/s/ Douglas P. Baker
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

4.3*	Form of Term sheet for Convertible Notes Payable (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of February 19, 2010)
4.4	Form of Convertible Note Payable
10.1*	Amended and Restated 1992 Outside Directors’ Stock Option Plan (Exhibit 4.2 to the Company’s Registration Statement on Form S-8 [No. 333-56547] dated June 9, 1998).
10.2*	Amended and Restated 1992 Stock Option Plan (Exhibit 4.1 to the Company’s Registration Statement on Form S-8 [No. 333-56457] dated June 9, 1998)
10.3*	Amended and Restated 2002 Equity Compensation Plan. (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
10.4*	Applied Nanotech Holdings, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.5*	Applied Nanotech Holdings, Inc. Compensation Committee Charter (Exhibit 10.18 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.6*	Applied Nanotech Holdings, Inc. Nominating Committee Charter (Exhibit 10.19 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
11	Computation of (Loss) per Common Share
14 *	Applied Nanotech Holdings, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certificate of Douglas P. Baker, Chief Executive Officer and Chief Financial Officer