Form 10-Q
period 2010-03-31
Applied Nanotech Holdings, Inc
filed 2010-05-03
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the registrant had 108,551,333 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$1,726,317	$286,971
Accounts receivable, trade – net of allowance for doubtful accounts	313,478	249,164
Prepaid expenses and other current assets	113,078	67,340

Total current assets	2,152,873	603,475

Property and equipment, net	255,467	267,008
Other assets	22,884	22,884
Total assets	$2,431,224	$893,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,017,504	$952,679
Obligations under capital lease	22,648	21,939
Accrued liabilities	321,480	482,629
Deposits and deferred revenue	341,818	310,000

Total current liabilities	1,703,450	1,767,247

Obligations under capital lease, long-term	25,189	31,124

Convertible notes payable	1,480,814	165,834

Total Liabilities	3,209,453	1,964,205

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 108, 573,133 and 107,473,133 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	108,573	107,473
Additional paid-in capital	110,380,447	109,518,998
Accumulated deficit	(111,267,249)	(110,697,309)

Total stockholders' equity (deficit)	(778,229)	(1,070,838)

Total liabilities and stockholders' equity (deficit)	$2,431,224	$893,367

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Government contracts	$620,793	$551,184
Contract research	379,711	260,000
Other	9,132	13,341
Total revenues	1,009,636	824,525

Research and development	977,680	928,148
Selling, general and administrative expenses	555,499	733,843

Operating costs and expenses	1,533,179	1,661,991

Gain on sale of intellectual property and other assets	2,732	6,000

Loss from operations	(520,811)	(831,466)

Other income (expense), net
Interest expense	(49,391)	(2,785)
Interest income	262	1,137

Loss before taxes	(569,940)	(833,114)

Provision for taxes	–	–

Net loss	$(569,940)	$(833,114)
Loss per share

Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	107,861,704	107,395,216

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(569,940)	$(833,114)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization expense	16,216	18,090
Amortization of discount on debt	28,730	—
Stock based compensation expense	22,799	78,125
Changes in assets and liabilities:
Accounts receivable, trade	(64,314)	381,990
Prepaid expenses and other assets	(45,738)	69,213
Accounts payable and accrued liabilities	149,676	137,424
Deposits and deferred revenue	31,818	265,405

Total adjustments	139,187	950,247

Net cash provided by (used in) operating activities	(430,753)	117,133

Cash flows from investing activities:
Capital expenditures	(4,675)	(458)
Net cash used in investing activities	(4,675)	(458)

Cash flows from financing activities:
Proceeds from issuance of common stock	200,000	—
Proceeds from long-term debt	1,680,000	—
Repayment of capital lease obligations	(5,226)	(9,184)

Net cash provided by (used by) financing activities	1,874,774	(9,184)

Net increase in cash and cash equivalents	1,439,346	107,491

Cash and cash equivalents, beginning of period	286,971	710,111

Cash and cash equivalents, end of period	$1,726,317	$817,602

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2010 and 2009, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2010 and 2009, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2009, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2010 and 2009, was $1,697 and $2,785, respectively. During the three months ended March 31, 2010 and 2009, the Company had non-cash transactions related to share based payments described in greater detail in Note 5. In addition, a total of $30,000 of accounts payable were converted into common stock and $216,000 of accrued expenses were converted into convertible notes payable.

3.	Notes Payable and Long-Term Debt

We issued convertible notes payable in December 2009 and during the quarter ended March 31, 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due is $2,096,000 and we valued the conversion rights at $644,750, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. $216,000 of these notes were issued to officers and directors of the Company.

4.	Stockholders’ Equity

During the three months ended March 31, 2010, we issued 1,000,000 restricted shares of common stock and received net proceeds of $200,000 in an exempt offering under Regulation D of the Securities Act of 1933. We also issued 100,000 restricted shares of common stock in payment of accounts payable in the amount of $30,000. We issued no shares of stock during the three month period ended March 31, 2009.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $22,799 and $70,647 in compensation expense in the periods ended March 31, 2010 and 2009, respectively, related to options issued under its stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For options issued in 2010, the same approximate assumptions were used. The period ended March 31, 2009 also includes $7,478 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

6.	Contingencies

Litigation

                     The Company is a defendant in minor lawsuits described in greater detail in its 2009 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

7.	Business Segments

Following is information related to the Company’s business segments for the three months ended March 31, 2010 and 2009:

	ANI	EBT	All Other	Total
2010

Revenue	$1,009,636	$-	$-	$1,009,636

Profit (Loss)	(384,963)	(571)	(184,406)	(569,940)

Expenditures for
long-lived assets	4,675	-	-	4,675

2009

Revenue	$824,525	$-	$-	$824,525

Profit (Loss)	(553,448)	5,459	(285,125)	(833,114)

Expenditures for
long-lived assets	458	-	-	458

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

Three months ended March 31, 2010 and 2009

OVERVIEW

We are primarily a nanotechnology company engaged in the performance of services and development of technologies based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, we expect to incur additional research and development expenses throughout 2010 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures.

OUTLOOK

We expect our present cash balances, when combined with known revenue sources, to enable us to operate at least through the end of 2010 and well into 2011. We expect to sign additional contracts during that time period which will extend that period further.  We have a plan to achieve profitability in 2010, and that plan anticipated a loss in the first quarter, which is expected to be offset by profits for the balance of the year. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees. We have a $1.0 million license due from our chemical company partner in June 2010, and we expect to sign additional license agreements in 2010.

At the present time, there can be no assurance that we will achieve our plan for profitability in 2010, or even break-even, or that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees at our present level of activity. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2010, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to obtain funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

During 2010 we have received three new government contracts totaling approximately $400,000 and received an extension on our contract with a natural gas trade association with a value of approximately $1.0 million. These contracts, in addition to increasing our revenue backlog, will be of significant value in continued development of some of our high potential technologies.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased significantly during the period. At March 31, 2010 we had cash and cash equivalents of approximately $1.7 million as compared with cash and cash equivalents of  approximately $300,000 at December 31, 2009.  This increase in cash is primarily the result of cash provided by financing activities.

Our operating activities used $430,753 of cash in the quarter ended March 31, 2010 (the “2010 Period”), as opposed to the cash provided by operating activities of $117,133 in the quarter ended March 31, 2009 (the “2009 Period”). The cash used in the 2010 Period is primarily the result of the net loss during the period as further discussed below in the “Results from Operations” section.  The cash provided in the 2009 Period was the result of the net loss during that period offset by working capital items. We would expect our cash used in, or provided by, operating activities to fluctuate in future quarters in 2010, depending on the timing of receipt of various items. We expect positive cash flow from operations in future quarters in 2010, but not necessarily all quarters, as a result of increasing revenues, while expenses increase at a much lower rate.

Our cash provided by financing activities was approximately $1.9 million in the 2010 Period. This was the result of issuing common stock and long-term notes payable to increase our cash balance and solidify our financial position. We used cash in financing activities of $9,184 during the 2009 Period, as a result of payments on capital leases. We expect cash used or provided by financing activities to be insignificant for the balance of 2010.

We used an insignificant amount of cash related to the purchase of equipment in both periods. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2010.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. Our current cash balance is relatively strong and our plan is to sign additional contracts so that we do not need to raise additional debt or equity in 2010; however, in the event that we do need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2010. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2010 based on the receipt of research funding, license agreements, and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our loss from operations for the 2010 Period was $569,940, substantially reduced from the loss from the operations of $833,114 for 2009 Period. Our total revenues for the 2010 Period were approximately $175,000 higher than the 2009 Period; however our total costs associated with the revenues decreased during the 2010 Period. The reasons for the decreased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2010, totaled $1,009,636, compared to $824,525 for the same quarter in 2009. The revenues in both periods were all from ANI, and substantially all the result of reimbursed research expenditures. The majority of the revenues in both periods came from government sources. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2010 to increase above the first quarter level. Our plan calls for minimum revenues of $6.0 million for 2010. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.2 million as of March 31, 2010, and we expect our revenue to continue at or above current levels in future quarters as a result of this backlog. We had a total revenue backlog of approximately $3.7 million as of March 31, 2009, and a revenue backlog of $2.9 million as of December 31, 2009. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel; however, we do plan to increase this backlog significantly throughout 2010 and an increase in revenue levels may require additional personnel. We also expect to receive a $1.0 million license payment from our chemical company partner in June 2010 that is not included in these revenue backlog numbers.

We incurred research and development expenses of $977,680 for the 2010 Period, an increase from the $928,148 incurred in the 2009 Period. This increase in research expenses is a direct result of the increased revenue in the 2010 Period. We expect research and development expenditures to gradually increase for the remainder of the year as additional new funded projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $555,499 for the 2010 Period, compared with $733,843 for the 2009 Period – a decrease of about $180,000. This decrease in selling, general, and administrative expenses was a result of our wide ranging cost reduction efforts.

Our interest income is insignificant, but decreased during the 2010 Period as a result of a lower average level of invested cash balances, combined with lower interest rates in 2009. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2010. Our interest expense increased significantly in the 2010 Period as a result of our issuance of the convertible notes payable. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the notes. We would expect our interest expense to remain at these higher levels for the balance of 2010.

During the 2009 Period we had a gain of $6,000 related to payments received related to intellectual property sold by our Electronic Billboard Technology, Inc. subsidiary in 2006. It is possible that we will receive additional payments related to this agreement in future quarters and future years; however, the amount of such payments, if any, can not be predicted. During the 2010 Period we had gains related to the sale of certain scrap materials and equipment.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2010 through March 31, 2010, we issued 1,100,000 restricted shares of common stock and received net proceeds of $230,000 in exempt offerings under Regulation D of the Securities Act of 1933.

ITEM 6.     EXHIBITS

       (a)     Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 3, 2010
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