Form 10-Q
period 2010-06-30
Applied Nanotech Holdings, Inc
filed 2010-07-30
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 2010

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

APPLIED NANOTECH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0273345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3006 Longhorn Blvd., Suite 107 Austin, Texas	78758
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

As of July 30, 2010, the registrant had 108,591,333 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$2,136,180	$286,971
Accounts receivable – net of allowance for doubtful accounts	369,248	249,164
Prepaid expenses and other current assets	117,836	67,340

Total current assets	2,623,264	603,475

Property and equipment, net	241,121	267,008
Other assets	17,119	22,884
Total assets	$2,881,504	$893,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$480,068	$952,679
Notes payable	320,000	–
Obligations under capital lease	23,380	21,939
Accrued liabilities	419,891	482,629
Deferred revenue	353,636	310,000

Total current liabilities	1,596,975	1,767,247

Obligations under capital lease, long-term	19,062	31,124

Convertible notes payable, long-term	1,592,678	165,834

Total Liabilities	3,208,715	1,964,205

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 120,000,000 shares authorized, 108,591,333 and 107,473,133 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	108,591	107,473
Additional paid-in capital	110,412,661	109,518,998
Accumulated deficit	(110,848,463)	(110,697,309)

Total stockholders equity (deficit)	(327,211)	(1,070,838)

Total liabilities and stockholders equity (deficit)	$2,881,504	$893,367

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Government contracts	$618,674	$321,951	$1,239,467	$873,135
Contract research	209,254	574,897	588,965	834,897
License fees and royalties	1,000,000	–	1,000,000	–
Other	38,011	25,249	47,143	38,590
Total revenues	1,865,939	922,097	2,875,575	1,746,622

Research and development	1,068,306	887,183	2,045,986	1,815,331
Selling, general and administrative expenses	271,684	687,649	827,183	1,421,492

Operating costs and expenses	1,339,990	1,574,832	2,873,169	3,236,823

Gain on sale of intellectual property and other assets	–	–	2,732	6,000

Income (loss) from operations	525,949	(652,735)	5,138	(1,484,201)

Other income (expense), net
Interest expense	(107,659)	(1,632)	(157,050)	(4,417)
Interest income	496	340	758	1,477

Income (loss) from continuing operations before taxes	418,786	(654,027)	(151,154)	(1,487,141)

Provision for taxes	–	–	–	–

Net income (loss)	$418,786	$(654,027)	$(151,154)	$(1,487,141)

Earnings (loss) per share

Basic and Diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding

Basic	108,580,633	107,395,216	108,244,919	107,395,216

Diluted	108,729,402	107,395,216	108,244,919	107,395,216

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(151,154)	$(1,487,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,347	32,909
Amortization of discount on debt	93,094	–
Stock based compensation expense	48,163	125,504
Changes in assets and liabilities:
Accounts receivable, trade	(120,084)	443,005
Prepaid expenses and other assets	(44,731)	45,208
Accounts payable and accrued liabilities	50,651	339,536
Deferred revenue	43,636	280,405

Total adjustments	103,076	1,266,567

Net cash used in operating activities	(48,078)	(220,574)

Cash flows from investing activities:
Purchases of property and equipment	(6,460)	(3,153)
Net cash used in investing activities	(6,460)	(3,153)

Cash flows from financing activities:
Repayment of capital leases	(10,621)	(18,638)
Payments on notes payable	(20,000)	–
Proceeds from long-term debt	1,730,000	–
Proceeds from stock issuance, net of costs	204,368	–

Net cash provided by (used in) financing activities	1,903,747	(18,368)

Net increase (decrease) in cash and cash equivalents	1,849,209	(242,365)

Cash and cash equivalents, beginning of period	286,971	710,111

Cash and cash equivalents, end of period	$2,136,180	$467,746

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2010 and 2009, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2009, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

2.     Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2010 and 2009, was $3,325 and $4,417, respectively. During the six months ended June 30, 2010 and 2009, the Company had non-cash transactions related to share based payments described in greater detail in Note 5. In addition, a total of $30,000 of accounts payable were converted into common stock and $216,000 of accrued expenses were converted into convertible notes payable. An additional $340,000 of accounts payable were converted into notes payable with payments due at various dates through 2010.

3.     Notes Payable and Long-Term Debt

We issued convertible notes payable in December 2009 and during the six months ended June 30, 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due is $2,146,000, and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. $216,000 of these notes were issued to officers and directors of the Company.

In addition, we issued a non-interest bearing note payable in the amount of $340,000 in payment of an accounts payable, due at various dates in 2010.

4.     Stockholders’ Equity

During the six months ended June 30, 2010, we issued 1,000,000 restricted shares of common stock and received proceeds of $200,000 in an exempt offering under Regulation D of the Securities Act of 1933 and 18,200 shares for total proceeds of $4,368 in connection with the exercise of expiring options by former employees. We also issued 100,000 restricted shares of common stock in payment of accounts payable in the amount of $30,000. We issued no shares of stock during the six month period ended June 30, 2009.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $48,163 and $125,504 in compensation expense in the periods ended June 30, 2010 and 2009, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For options issued in 2010, the same approximate assumptions were used. The period ended June 30, 2009 includes $11,612 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

6.     Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2009 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material effect on the financial statements.

7.     Business Segments

Following is information related to our business segments for the six months ended June 30, 2010 and 2009:

	ANI	EBT	All Other	Total
2010
Revenue	$2,875,575	$-	$-	$2,875,575

Profit (Loss)	282,225	(571)	(432,808)	(151,154)

Expenditures for long-lived assets	6,460	-	-	6,460

2009
Revenue	$1,746,622	$-	$-	$1,746,622

Profit (Loss)	(1,040,806)	5,459	(451,794)	(1,487,141)

Expenditures for long-lived assets	1,461	-	1,692	3,153

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

Six months ended June 30, 2010 and 2009

OVERVIEW

We are primarily a nanotechnology company engaged in the performance of services and development of technologies based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licenses at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, we expect to incur additional research and development expenses throughout 2010 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures and operating expenses.

OUTLOOK

We expect our present cash balances, which were approximately $2.1 million at June 30, 2010, when combined with expected revenue sources, to enable us to operate well into the second quarter of 2011, and we expect to sign additional contracts which would extend that period further.  We have a plan to achieve profitability in 2010, and that plan anticipated a loss in the first quarter, but profit in the second quarter. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees. We received a license fee payment of $1.0 million from our strategic partner, Ishihara Chemical Co, Ltd. in June 2010, and we expect to receive additional upfront license fees from other licensees during 2010.

At the present time, there can be no assurance that we will achieve our plan for profitability in 2010, or even break-even, or that expected revenue sources will all occur as planned. At our present level of activity, it is not possible for us to achieve profitability without license fees.  In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2010, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

In June 2010, we received a $1.0 million payment from Ishihara Chemical Company, Ltd. that completes the upfront portion of the payment for their exclusive license to our copper inks and pastes. In addition, we will receive a royalty of 4% of their future sales of inks and pastes that use the technology.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased significantly during the period. At June 30, 2010 we had cash and cash equivalents in excess of $2.1 million as compared with cash and cash equivalents of slightly less than $300,000 at December 31, 2009.  This increase in cash is primarily the result of cash provided by financing activities.

We had net cash provided by financing activities of  approximately $1.9 million during the six months ended June 30, 2010 (the “2010 Period”), as compared with negligible cash used in financing activities during the six months ended June 30, 2009 (the “2009 Period”). The cash flow in the 2010 Period was the result of the issuance of common stock and convertible notes payable to increase our cash balance and solidify our financial position, partially offset by payments on capital leases and notes payable. The cash used in the 2009 Period was the result of payments on capital leases.

Our net cash used in operating activities decreased from approximately $220,000 in the 2009 Period to approximately $48,000 in the 2010 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”. We expect our cash used in operations to remain at significantly lower levels than in the 2009 Period as a result of increased revenue and reduced expenses.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2010.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. Our current cash balance is strong and our plan is to sign additional contracts so that we do not need to raise additional debt or equity in 2010; however, in the event that we do need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

We expect to continue to incur substantial expenses for research and development  ("R&D"). We expect some of our licensees to have products on the market that will generate royalties for us by early 2011. However; certain products that may be developed by other potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, as discussed, have a plan to operate profitably in 2010 based on the receipt of research funding, license agreements, and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing once break-even or profitability is attained.

Because the timing and receipt of revenues from the license or royalty agreements will be tied to the achievement of certain product development, testing and marketing objectives by our licensees, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our operations or seek additional financing from other sources at some point in the future. The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time.

RESULTS OF OPERATIONS

Our net income for the second quarter ended June 30, 2010 was $418,786 as compared with the net loss of $654,027 for the same period last year. Our net loss of $151,154 for the six months ended June 30, 2010 was significantly lower than the loss of $1,487,141 for the six months ended June 30, 2009. This decreased loss was the result of reasons set forth below.  We had income  from operations of $5,138 for the six months ended June 30, 2010, however costs associated with our fundraising during the period prevented us from achieving profitability at the net income level. We expect to operate at  an approximately breakeven level for the last half of 2010.

Our revenues for the quarter ended June 30, 2010 totaled $1,865,939 compared to $922,097 for the same quarter of 2009. For the six-month period ended June 30, 2010 (the “2010 Period”), our revenues were $2,875,575 as compared with $1,746,622 for the six-month period ended June 30, 2009 (the “2009 Period”), a substantial increase. The revenues in both periods were all from ANI. In 2009, they were substantially all the result of reimbursed research expenditures. The 2010 Period included a license payment of $1.0 million. The majority of  research revenues in both periods came primarily from government contracts. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the revenue for the balance of 2010 to be similar to the level of the first six months. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Much of our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $2.2 million as of the date of this filing, as compared  to our backlog of approximately $3.2 million as of June 30, 2009, and we expect our research revenue to remain at or above current levels in future quarters as a result of this backlog. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues.

We incurred research and development expenses of $2,045,986 in the 2010 Period, which was up from the amount of $1,815,331 incurred in the 2009 Period. This reflects an increase in the general level of research activity and an increase in funded research projects. We expect research and development expenditures to continue to gradually increase for the remainder of the year as additional new funded projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our selling, general, and administrative expenses were $827,183 for the 2010 Period, compared with $1,421,492 for the 2009 Period – a decrease of approximately $600,000.  This decrease was the result of our wide ranging cost reduction efforts which included reductions in personnel, redesigning our Board Compensation Package, not hiring a replacement for the CEO that departed in May 2009, a reduction in patent expenses, and other cost reductions.

Our interest income is insignificant, but decreased during the 2010 Period as a result of a lower average level of invested cash balances, combined with lower interest rates in 2009. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2010. Our interest expense increased significantly in the 2010 Period as a result of our issuance of the convertible notes payable. This interest expense includes both the accrued stated interest rate on the debt and the amortization of the discount associated with the notes, both of which are noncash items. We would expect our interest expense to remain at these higher levels for the balance of 2010.

During the 2009 Period we had a gain of $6,000 related to payments received related to intellectual property sold by our Electronic Billboard Technology, Inc. subsidiary in 2006. It is possible that we will receive additional payments related to this agreement in future quarters and future years; however, the amount of such payments, if any, can’t be predicted.

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

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: July 30, 2010	/s/ Douglas P. Baker Douglas P. Baker Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit

11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Douglas P. Baker