Form 10-Q
period 2010-09-30
Applied Nanotech Holdings, Inc
filed 2010-10-29
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

☐ Yes   ☒ No

As of October 29, 2010, the registrant had 109,705,958 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$1,291,744	$286,971
Accounts receivable – net of allowance for doubtful accounts	409,607	249,164
Prepaid expenses and other current assets	100,858	67,340

Total current assets	1,802,209	603,475

Property and equipment, net	229,025	267,008
Other assets	17,119	22,884
Total assets	$2,048,353	$893,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$432,262	$952,679
Notes payable	290,000	–
Obligations under capital lease	21,138	21,939
Accrued liabilities	499,094	482,629
Deferred revenue	285,455	310,000

Total current liabilities	1,527,949	1,767,247

Obligations under capital lease, long-term	15,735	31,124

Convertible notes payable, long-term	1,641,986	165,834

Total Liabilities	3,185,670	1,964,205

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 108,974,800 and 107,473,133 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	108,975	107,473
Additional paid-in capital	110,656,168	109,518,998
Accumulated deficit	(111,902,460)	(110,697,309)

Total stockholders equity (deficit)	(1,137,317)	(1,070,838)

Total liabilities and stockholders equity (deficit)	$2,048,353	$893,367

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Government contracts	$685,662	$358,781	$1,925,129	$1,231,916
Contract research	197,133	641,210	786,098	1,476,107
License fees and royalties	–	500,000	1,000,000	500,000
Other	66,438	6,682	113,581	45,272
Total revenues	949,233	1,506,673	3,824,808	3,253,295

Research and development	1,244,015	922,669	3,290,001	2,738,000
Selling, general and administrative expenses	644,759	586,754	1,471,942	2,008,246

Operating costs and expenses	1,888,774	1,509,423	4,761,943	4,746,246

Gain on sale of intellectual property and other assets	–	–	2,732	6,000

Loss from operations	(939,541)	(2,750)	(934,403)	(1,486,951)

Other income (expense), net
Interest expense	(119,812)	(1,999)	(276,862)	(6,416)
Interest income	649	314	1,407	1,791
Other income	4,707	–	4,707	–

Loss from continuing operations before taxes	(1,053,997)	(4,435)	(1,205,151)	(1,491,576)

Provision for taxes	–	–	–	–

Net loss	$(1,053,997)	$(4,435)	$(1,205,151)	$(1,491,576)

Loss per share

Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding

Basic and diluted	108,841,403	107,446,878	108,941,722	107,412,626

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,205,151)	$(1,491,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	48,393	48,313
Amortization of discount on debt	167,402	–
Stock based compensation expense	205,892	191,453
Changes in assets and liabilities:
Accounts receivable, trade	(160,443)	462,124
Prepaid expenses and other assets	(27,753)	41,989
Accounts payable and accrued liabilities	143,210	568,705
Deferred revenue	(24,545)	155,405

Total adjustments	352,156	1,467,989

Net cash used in operating activities	(852,995)	(23,587)

Cash flows from investing activities:
Purchases of property and equipment	(10,410)	(18,667)
Net cash used in investing activities	(10,410)	(18,667)

Cash flows from financing activities:
Repayment of capital leases	(16,190)	(30,717)
Payments on notes payable	(50,000)	–
Proceeds from issuance of convertible notes payable	1,730,000	–
Proceeds from stock issuance, net of costs	204,368	–

Net cash provided by (used in) financing activities	1,868,178	(30,717)

Net increase (decrease) in cash and cash equivalents	1,004,773	(72,971)

Cash and cash equivalents, beginning of period	286,971	710,111

Cash and cash equivalents, end of period	$1,291,744	$637,140

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2010 and 2009, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2009, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

2.    Supplemental Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2010 and 2009, was $4,578 and $6,416, respectively. During the nine months ended September 30, 2010 and 2009, the Company had non-cash transactions related to share based payments described in greater detail in Note 5. In addition, a total of $90,000 of accounts payable were converted into common stock and $216,000 of accrued expenses were converted into convertible notes payable. An additional $340,000 of accounts payable were converted into notes payable with payments due at various dates through 2010.

3.    Notes Payable and Long-Term Debt

We issued convertible notes payable in December 2009 and during the nine months ended September 30, 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due was $2,146,000, and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. One of these notes, with a principal amount  of $25,000 was converted into 130,810 shares common stock during the nine months ended September 30, 2010. $216,000 of these notes were issued to officers and directors of the Company.
In addition, we issued a non-interest bearing note payable in the amount of $340,000 in payment of an accounts payable, due at various dates in 2010.

4.    Stockholders’ Equity

During the nine months ended September 30, 2010, we issued 1,000,000 restricted shares of common stock and received proceeds of $200,000 in an exempt offering under Regulation D of the Securities Act of 1933 and 18,200 shares for total proceeds of $4,368 in connection with the exercise of options by former employees. We also issued 352,657  restricted shares of common stock in payment of accounts payable in the amount of $90,000. We issued no shares of stock for cash during the nine month period ended September 30, 2009, but did issue 77,917 shares of restricted stock in connection with compensation of our Directors as described in Note 5.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $205,892 and $163,477 in compensation expense in the periods ended September 30, 2010 and 2009, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed but unissued restricted stock  in the current year and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For options issued in 2010, the same approximate assumptions were used. The period ended September 30, 2009 includes $27,976 of expense related to restricted stock provided to non-employee Directors of the Company as compensation.

6.    Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2009 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material effect on the financial statements.

7.    Business Segments

Following is information related to our business segments for the nine months ended September 30, 2010 and 2009:

	ANI	EBT	All Other	Total
2010
Revenue	$3,824,808	$-	$-	$3,824,808

Net income (Loss)	(423,729)	(571)	(780,851)	(1,205,151)

Expenditures for long-lived assets	10,410	-	-	10,410

2009
Revenue	$3,253,295	$-	$-	$3,253,295

Net income (Loss)	(894,361)	5,459	(602,674)	(1,491,576)

Expenditures for long-lived assets	16,975	-	1,692	18,667

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "likely" "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

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

Nine months ended September 30, 2010 and 2009

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

OUTLOOK

We expect our present cash balances, which were approximately $1.3  million at September 30, 2010, when combined with expected revenue sources, to enable us to operate well into the second quarter of 2011, and we expect to sign additional contracts which would extend that period further.  We have a plan to achieve profitability in 2010, and that plan anticipated losses in some quarters. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees. We received a license fee payment of $1.0 million from our strategic partner, Ishihara Chemical Co, Ltd. in June 2010, and we expect to receive additional upfront license fees from other licensees during 2010.  We still believe it is likely that we will achieve breakeven or better in 2010.

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

In September 2010, we received a grant from the U.S. Department of Energy in the amount of approximately $1.6 million to commercialize our aluminum inks for use in the production of solar cells. This is a one year program to establish a pilot production facility for these inks.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased significantly during the period. At September 30, 2010 we had cash and cash equivalents of approximatley $1.3 million as compared with cash and cash equivalents of slightly less than $300,000 at December 31, 2009.  This increase in cash is primarily the result of cash provided by financing activities.

We had net cash provided by financing activities of approximately $1.9 million during the nine months ended September 30, 2010 (the “2010 Period”), as compared with negligible cash used in financing activities during the nine months ended September 30, 2009 (the “2009 Period”). The cash flow in the 2010 Period was the result of the issuance of common stock and convertible notes payable to increase our cash balance and solidify our financial position, partially offset by payments on capital leases and notes payable. The cash used in the 2009 Period was the result of payments on capital leases.

Our net cash used in operating activities increased from approximately $25,000 in the 2009 Period to approximately $850,000 in the 2010 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”. We believe it is likely that we will be profitable in the fourth quarter of 2010, which will result in cash provided by operations for the quarter. We also believe that it is likely that we will achieve positive cash flow from operations for 2010.

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

RESULTS OF OPERATIONS

Our net loss for the third quarter ended September 30, 2010 was $1,053,997 as compared with the net loss of $4,435 for the same period last year. Our net loss of $1,205,151for the nine months ended September 30, 2010 was significantly lower than the loss of $1,491,576 for the nine months ended September 30, 2009. This decreased loss was the result of reasons set forth below.  We  believe it is likely that we will be profitable in the fourth quarter of 2010 and that profit will enable us to operate at  a breakeven or better level for 2010.

Our revenues for the quarter ended September 30, 2010 totaled $949,233 compared to $1,506,673 for the same quarter of 2009. For the nine-month period ended September 30, 2010 (the “2010 Period”), our revenues were $3,824,808 as compared with $3,253,295 for the nine-month period ended September 30, 2009 (the “2009 Period”), a substantial increase. The revenues in both periods were all from ANI and the majority was from reimbursed research expenditures. The 2010 Period included a license payment of $1.0 million, while the 2009 period included a $500,000 license payment. The majority of  research revenues in both periods came primarily from government contracts. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the revenue for the balance of 2010 to increase over the level of the first nine  months. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Much of our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $4.75 million as of the date of this filing, as compared  to our backlog of approximately $3.2 million as of September 30, 2009, and we expect our research revenue to remain at or above current levels in future quarters as a result of this increased backlog. Our ability to perform continued research, or fulfill our backlog, will not require significant additional personnel. We do not anticipate hiring more than one additional person for the balance of the year, unless we receive significant new revenues.

We incurred research and development expenses of $3,290,000 in the 2010 Period, which was up from the amount of $2,738,000 incurred in the 2009 Period. This reflects an increase in the general level of research activity and an increase in government funded  research projects. We expect research and development expenditures to continue to gradually increase for the remainder of the year as additional new funded projects begin. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our selling, general, and administrative expenses were $1,471,942 for the 2010 Period, compared with $2,008,246 for the 2009 Period – a decrease of approximately $500,000  This decrease was the result of our wide ranging cost reduction efforts which included reductions in personnel, redesigning our Board Compensation Package, not hiring a replacement for the CEO that departed in May 2009, a reduction in patent expenses, and other cost reductions.

Our interest income is insignificant, but decreased during the 2010 Period as a result of a lower average level of invested cash balances, combined with lower interest rates in 2010. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2010. Our interest expense increased significantly in the 2010 Period as a result of our issuance of the convertible notes payable. This interest expense includes both the accrued stated interest rate on the debt and the amortization of the discount associated with the notes, both of which are noncash items. We would expect our interest expense to remain at these higher levels for the balance of 2010 and until these notes are converted to equity.

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

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: October 29, 2010	/s/ Douglas P. Baker Douglas P. Baker Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Douglas P. Baker