Form 10-Q
period 2011-03-31
Applied Nanotech Holdings, Inc
filed 2011-05-02
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the registrant had 118,772,841 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$4,566,011	$2,732,570
Accounts receivable, trade – net of allowance for doubtful accounts	1,102,178	757,507
Prepaid expenses and other current assets	178,492	116,784

Total current assets	5,846,681	3,606,861

Property and equipment, net	208,914	215,289
Other assets	22,233	22,233
Total assets	$6,077,828	$3,844,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$548,050	$545,973
Obligations under capital lease	13,365	17,317
Accrued liabilities	304,321	566,623
Deposits and deferred revenue	526,910	320,000

Total current liabilities	1,392,646	1,449,913

Obligations under capital lease, long-term	11,836	13,819

Convertible notes payable	1,346,782	1,570,571

Total liabilities	2,751,264	3,034,303

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 118,640,825 and 109,967,628 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	118,641	109,968
Additional paid-in capital	114,107,725	110,986,117
Accumulated deficit	(110,899,802)	(110,286,005)

Total stockholders' equity	3,326,564	810,080

Total liabilities and stockholders' equity	$6,077,828	$3,844,383

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Government contracts	$1,251,092	$620,793
Contract research	548,790	379,711
Other	137,099	9,132
Total revenues	1,936,981	1,009,636

Research and development	1,601,734	977,680
Selling, general and administrative expenses	817,555	555,499

Operating costs and expenses	2,419,289	1,533,179

Gain on sale of intellectual property and other assets	–	2,732

Loss from operations	(482,308)	(520,811)

Other income (expense), net
Interest expense	(132,431)	(49,391)
Interest income	942	262

Loss before taxes	(613,797)	(569,940)

Provision for taxes	–	–

Net loss	$(613,797)	$(569,940)
Loss per share

Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	110,759,903	107,861,704

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(613,797)	$(569,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,883	16,216
Amortization of discount on debt	93,211	28,730
Stock based compensation expense	196,360	22,799
Changes in assets and liabilities:
Accounts receivable, trade	(344,671)	(64,314)
Prepaid expenses and other assets	(61,708)	(45,738)
Accounts payable and accrued liabilities	(169,618)	149,676
Deposits and deferred revenue	206,910	31,818

Total adjustments	(64,633)	139,187

Net cash used in operating activities	(678,430)	(430,753)

Cash flows from investing activities:
Capital expenditures	(8,508)	(4,675)
Net cash used in investing activities	(8,508)	(4,675)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,526,314	200,000
Proceeds from long-term debt	–	1,680,000
Repayment of capital lease obligations	(5,935)	(5,226)

Net cash provided by financing activities	2,520,379	1,874,774

Net increase in cash and cash equivalents	1,833,441	1,439,346

Cash and cash equivalents, beginning of period	2,732,570	286,971

Cash and cash equivalents, end of period	$4,566,011	$1,726,317

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2011 and 2010, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2011 and 2010, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2010, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2011 and 2010, was $987 and $1,697, respectively. During the three months ended March 31, 2011 and 2010, the Company had non-cash transactions related to share based payments described in greater detail in Note 5 and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Note 3. In addition, a total of $60,000 and $30,000 of accounts payable were converted into common stock in 2011 and 2010, respectively. A total of $216,000 of accrued expenses were converted into convertible notes payable in 2010.

3.  Notes Payable and Long-Term Debt

We issued convertible notes payable in 2009 and 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due was $2,146,000 and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. $216,000 of these notes were issued to officers and directors of the Company. As of March 31, 2011, a total of $517,000 of these notes have been converted to common stock, leaving a remaining principal balance as of that date of $1,629,000. During the quarter ended March 31, 2011, a total of $317,000 of principal and related accrued interest of $30,607 was converted into 1,724,996 shares of common stock.

4.   Stockholders’ Equity

During the three months ended March 31, 2011, we issued 6,578,948 restricted shares of common stock and received proceeds of $2.5 million in an exempt offering under Regulation D of the Securities Act of 1933, and 107,587 shares for total proceeds of $26,314 in connection with the exercise of options by former employees. We also issued 157,895 shares of restricted common stock in payment of accounts payable in the amount of $60,000 during the same period, as well as 103,722 shares in connection with restricted stock payments to employees.

During the three months ended March 31, 2010, we issued 1,000,000 restricted shares of common stock and received proceeds of $200,000 in an exempt offering under Regulation D of the Securities Act of 1933. We also issued 100,000 restricted shares of common stock in payment of accounts payable in the amount of $30,000.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $137,861 and $22,799 in compensation expense in the periods ended March 31, 2011 and 2010, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock  in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For options issued in 2011, the same approximate assumptions were used.

6. Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2010 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

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

Three months ended March 31, 2011 and 2010

OVERVIEW

We are primarily a nanotechnology company engaged in the performance of services, and development of technologies, based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licensing of our technology. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, we expect to incur additional research and development expenses in 2011 to further develop our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing expenditures.

OUTLOOK

We expect our present cash balances, when combined with known revenue sources, to enable us to operate at least through the end of the first quarter of 2012, and into the second quarter. We expect to sign additional contracts during that time period which will extend that period further.  We have a plan to achieve profitability in 2011, and that plan anticipated a loss in the first quarter, which is expected to be offset by profits for the balance of the year. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees. We have a signed letter of intent for future licenses and have received a deposit against those licenses from a potential licensee, Sichuan Anxian Yinhee Construction and Chemical Company.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present time, there can be no assurance that we will achieve our plan for profitability in 2011, or that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees or royalties at our present level of activity. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2011, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to obtain funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

During 2011 we have received new contracts with the U.S. government and a natural gas trade association totaling approximately $750,000. These contracts, in addition to increasing our revenue backlog, will be of significant value in continued development of some of our high potential technologies.

During 2011 we received a strategic investment of $2.5 million in a private placement of our common stock from Sichuan Anxian Yinhee Construction and Chemical Company, a partner based in China.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased significantly during the period. At March 31, 2011 we had cash and cash equivalents in excess of $4.5 million as compared with cash and cash equivalents of approximately $2.7 million at December 31, 2010.  This increase in cash is primarily the result of cash provided by financing activities, offset by cash used in operations.

Our operating activities used $678,430 of cash in the quarter ended March 31, 2011 (the “2011 Period”), as opposed to the cash used by operating activities of $430,753 in the quarter ended March 31, 2010 (the “2010 Period”). The cash used in both periods is primarily the result of the net loss during the periods as further discussed below in the “Results from Operations” section.  We would expect our cash used in, or provided by, operating activities to fluctuate in future quarters in 2011, depending on the timing of receipt of various items. We expect positive cash flow from operations in future quarters in 2011, but not necessarily in all quarters, as a result of increasing revenues, particularly license agreements, while expenses increase at a much lower rate.

Our cash provided by financing activities was approximately $2.5 million in the 2011 Period, as compared with approximately $1.9 million in the 2010 Period. This was the result of issuing common stock and long-term notes payable to increase our cash balance and solidify our financial position. We expect cash used or provided by financing activities to be insignificant for the balance of 2011.

We used an insignificant amount of cash related to the purchase of equipment in both periods. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2011.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. Our current cash balance is relatively strong and our plan is to sign additional contracts so that we do not need to raise additional debt or equity in 2011; however, in the event that we do need additional funds, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2011. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2011 based on the receipt of research funding, license agreements, and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our net loss for the 2011 Period was $613,797, slightly higher than the net loss of $569,940 for the 2010 Period. Our total revenues for the 2011 Period were approximately $900,000 higher than the 2010 Period; however our total costs associated with the revenues increased during the 2011 Period. The reasons for the increased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2011, totaled approximately $1.9 million, compared to approximately $1.0 million for the same quarter in 2010. The revenues in both periods were substantially all the result of reimbursed research expenditures. The majority of the revenues in both periods came from government sources, which is included in government contract revenue in the statement of operations. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2011 to increase above the first quarter level in the majority of quarters. Our plan calls for targeted revenues of $10.0 million for 2011. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a revenue backlog of approximately $3.0 million as of March 31, 2011. We had a total revenue backlog of approximately $3.2 million as of March 31, 2010, and a revenue backlog of $3.4 million as of December 31, 2010. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel; however, we do plan to increase this backlog significantly throughout 2011 and an increase in revenue levels may require additional personnel. We expect our revenue backlog to continue to support our current revenue levels.

We incurred research and development expenses of approximately $1.6 million for the 2011 Period, an increase from the approximately $1.0 million incurred in the 2010 Period. This increase in research expenses is a direct result of the increased revenue in the 2011 Period. We expect research and development expenditures to remain near the current level, but decrease somewhat because the projects in process during the quarter ended March 31, 2011 were more heavily weighted toward materials than our average contracts. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were $817,555 for the 2011 Period, compared with $555,499 for the 2010 Period – an increase of about $262,000. This increase in selling, general, and administrative expenses was the result of several factors including, increased patent costs, increased investor relations activities, and increased compensation related expenses.

Our interest income is insignificant in both periods, but increased during the 2011 Period as a result of a higher average level of invested cash balance. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2011. Our interest expense increased significantly in the 2011 Period as a result of our issuance of the convertible notes payable in 2010. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the notes. We would expect our interest expense to remain at these higher levels for the balance of 2011, however we expect the majority of the remaining notes to be converted in the second quarter of 2011, which will result in increased interest expense in the second quarter, but substantially reduced expense in the remaining quarters.

During the 2010 Period we had a small gain of $2,732 related to the sale of certain scrap materials and equipment. There were no such sales in the 2011 Period.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2011 through March 31, 2011, we issued 6,578,948 restricted shares of common stock and received net proceeds of $2.5 million in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, we issued 1,724,996 shares in connection with the conversion of convertible notes issued in 2009 and 2010. A total of $317,000 of notes payable, along with $30,607 of accrued interest, were converted during the period. We also issued 157,895 shares of restricted common stock in payment of an accounts payable of $60,000.

ITEM 6.     EXHIBITS

(a)     Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 2, 2011
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