Form 10-Q
period 2011-06-30
Applied Nanotech Holdings, Inc
filed 2011-08-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

[X]	Yes	[_]	No

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

[X]	Yes	[_]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐

Non-accelerated Filer  ☑     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_]	Yes	[X]	No

As of July 31, 2011, the registrant had 118,772,841 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$4,197,359	$2,732,570
Accounts receivable – net of allowance for doubtful accounts	1,205,449	757,507
Prepaid expenses and other current assets	159,637	116,784

Total current assets	5,562,445	3,606,861

Property and equipment, net	219,092	215,289
Other assets	22,233	22,233
Total assets	$5,803,770	$3,844,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$518,054	$545,973
Obligations under capital lease	9,293	17,317
Accrued liabilities	307,281	566,623
Deferred revenue	506,200	320,000

Total current liabilities	1,340,828	1,449,913

Obligations under capital lease, long-term	9,782	13,819

Convertible notes payable, long-term	1,382,810	1,570,571
Total Liabilities	2,733,420	3,034,303

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 118,772,841 and 109,967,628 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	118,773	109,968
Additional paid-in capital	114,284,498	110,986,117
Accumulated deficit	(111,332,921)	(110,286,005)

Total stockholders’ equity	3,070,350	810,080

Total liabilities and stockholders’ equity	$5,803,770	$3,844,383

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Government contracts	$1,081,544	$618,674	$2,332,636	$1,239,467
Contract research	294,809	209,254	843,599	588,965
License fees and royalties	261,700	1,000,000	262,840	1,000,000
Other	24,481	38,011	160,440	47,143
Total revenues	1,662,534	1,865,939	3,599,515	2,875,575

Research and development	1,391,906	1,068,306	2,993,640	2,045,986
Selling, general and administrative expenses	638,141	271,684	1,455,696	827,183

Operating costs and expenses	2,030,047	1,339,990	4,449,336	2,873,169

Gain on sale of intellectual property and other assets	–	–	–	2,732

Income (loss) from operations	(367,513)	525,949	(849,821)	5,138

Other income (expense), net
Interest expense	(78,140)	(107,659)	(210,571)	(157,050)
Interest income	12,534	496	13,476	758

Income (loss) from continuing operations before taxes	(433,119)	418,786	(1,046,916)	(151,154)

Provision for taxes	–	–	–	–

Net income (loss)	$(433,119)	$418,786	$(1,046,916)	$(151,154)

Earnings (loss) per share

Basic and Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding

Basic	118,756,832	108,580,633	114,758,368	108,244,919

Diluted	118,756,832	108,729,402	114,758,368	108,244,919

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,046,916)	$(151,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,601	32,347
Amortization of discount on debt	138,239	93,094
Stock based compensation expense	338,041	48,163
Changes in assets and liabilities:
Accounts receivable, trade	(447,942)	(120,084)
Prepaid expenses and other assets	(42,853)	(44,731)
Accounts payable and accrued liabilities	(195,867)	50,651
Deferred revenue	186,200	43,636

Total adjustments	6,419	103,076

Net cash used in operating activities	(1,040,497)	(48,078)

Cash flows from investing activities:
Purchases of property and equipment	(34,404)	(6,460)
Net cash used in investing activities	(34,404)	(6,460)

Cash flows from financing activities:
Repayment of capital leases	(12,061)	(10,621)
Payments on notes payable	–	(20,000)
Proceeds from long-term debt	–	1,730,000
Proceeds from stock issuance, net of costs	2,551,751	204,368

Net cash provided by financing activities	2,539,690	1,903,747

Net increase in cash and cash equivalents	1,464,789	1,849,209

Cash and cash equivalents, beginning of period	2,732,570	286,971

Cash and cash equivalents, end of period	$4,197,359	$2,136,180

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2011 and 2010, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2010, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

2.	Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2011 and 2010, was $1,783 and $3,325, respectively. During the six months ended June 30, 2011 and 2010, the Company had non-cash transactions related to share based payments described in greater detail in Note 5 and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Note 3. In addition, a total of $60,000 and $30,000 of accounts payable were converted into common stock in 2011 and 2010, respectively. A total of $216,000 of accrued expenses were converted into convertible notes payable in 2010 and $340,000 of accounts payable were converted into notes payable, all of which were paid in 2010.

3.	Notes Payable and Long-Term Debt

We issued convertible notes payable in 2009 and 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due was $2,146,000 and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. $216,000 of these notes were issued to officers and directors of the Company. As of June 30, 2011, a total of $526,000 of these notes have been converted to common stock, leaving a remaining principal balance as of that date of $1,620,000. During the six months ended June 30, 2011, a total of $326,000 of principal and related accrued interest of $31,394 was converted into 1,764,144 shares of common stock.

4.	Stockholders' Equity

During the six months ended June 30, 2011, we issued 6,578,948 restricted shares of common stock and received proceeds of $2.5 million in an exempt offering under Regulation D of the Securities Act of 1933, and 200,454 shares for total proceeds of $51,751 in connection with the exercise of options by former employees. We also issued 157,895 shares of restricted common stock in payment of accounts payable in the amount of $60,000 during the same period, as well as 103,722 shares in connection with restricted stock payments to employees.

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

We use the fair value method to account for stock based compensation. We recorded $338,041 and $48,163 in compensation expense in the periods ended June 30, 2011 and 2010, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock  in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For options issued in 2011, the same approximate assumptions were used.

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

Six months ended June 30, 2011 and 2010

OVERVIEW

We are primarily a nanotechnology company engaged in the performance of services and development of technologies based principally on our intellectual property. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licenses at our Applied Nanotech, Inc. (“ANI”) subsidiary. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, we expect to incur additional research and development expenses throughout 2011 in developing our technology. We are focused on licensing our technology and obtaining sufficient revenue to cover our ongoing research expenditures and operating expenses.

OUTLOOK

We expect our present cash balances, which were approximately $4.2 million at June 30, 2011, when combined with expected revenue sources, to enable us to operate into the third quarter of 2012, and we expect to sign additional contracts which would extend that period further.  We have a plan to achieve profitability in 2011, and that plan anticipated a loss early in the year, which is expected to be offset by profits later in the year. A critical component of that plan is the receipt of license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees. We signed a license agreement in July 2011 that we expect to result in a total upfront payment of $2.0 million. Of that, $1.5 million will be recognized as revenue in July 2011, which will help to offset the loss for the first six months of the year.

At the present time, there can be no assurance that we will achieve our plan for profitability in 2011, or even break-even, or that expected revenue sources will all occur as planned. However, given the license agreement in July, and other  projects that we are working on, we still believe our plan is achievable. At our present level of activity, it is not possible for us to achieve profitability without license fees.  In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2011, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to raise funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

In July 2011, we signed a license agreement with Sichuan Anxian Yinhe Construction and Chemical Company for our solar ink and paste technology. We will receive a total upfront license fee of $2.0 million. The first $1.5 million, less a deposit of $500,000 previously received, was paid in July 2011. The remaining $500,000 is due in April 2012, assuming certain technical specifications have been achieved by that date. In addition, we will receive a royalty of 3% of their future sales of inks and pastes that use the technology.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased significantly during the period. At June 30, 2011 we had cash and cash equivalents of approximately $4.2 million as compared with cash and cash equivalents of slightly more than $2.7 million at December 31, 2010.  This increase in cash is primarily the result of cash provided by financing activities, partially offset by cash used in operations.

We had net cash provided by financing activities of  approximately $2.5 million during the six months ended June 30, 2011 (the “2011 Period”), as compared with approximately $1.9 million provided by financing activities during the six months ended June 30, 2010 (the “2010 Period”). The cash flow in both periods was the result of the issuance of common stock and convertible notes payable to increase our cash balance and solidify our financial position, partially offset by payments on capital leases and notes payable.

Our net cash used in operating activities increased from approximately $48,000 in the 2010 Period to approximately $1,040,000 in the 2011 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”. We expect our cash used in operations to decrease, and we expect to generate cash from operating activities for the balance of the year. If we achieve our planned financial results, we will generate positive cash flow from operations for 2011.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2011.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. Our current cash balance is strong and our plan is to sign additional contracts so that we do not need to raise additional debt or equity; however, in the unanticipated event that we do need additional funds as some point in the future, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

We expect to continue to incur substantial expenses for research and development  ("R&D"). Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. The first products using our technology are now available in 2011 and others are expected to be available in 2012. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2011 based on the receipt of research funding, license agreements, and other revenues. Achievement of at least break-even would enable us to continue our research without seeking additional debt or equity financing in the future.

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

RESULTS OF OPERATIONS

Our net loss for the second quarter ended June 30, 2011 was $433,119 as compared with net income of $418,786 for the same period last year. Our net loss of $1,046,916 for the six months ended June 30, 2011 was increased from the loss of $151,154 for the six months ended June 30, 2010. This increased loss was the result of reasons set forth below.

Our revenues for the quarter ended June 30, 2011 totaled $1,662,534 compared to $1,865,939 for the same quarter of 2010. For the six-month period ended June 30, 2011 (the “2011 Period”), our revenues were $3,599,515 as compared with $2,875,575 for the six-month period ended June 30, 2010 (the “2010 Period”), a substantial increase. Our business strategy is built on developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. At the present time, the majority of our revenue comes from funded research, primarily from the U.S. Government. Our revenue from government contracts increased from approximately $1.2 million in the 2010 Period to approximately $2.3 million in the 2011 Period. The main reason for this increase was a U.S. Department of Energy (“DOE”) grant that we received related to the development of conductive inks for solar cell production. We recognized $1.2 million in revenue from that particular contract in the 2011 Period. In addition, our research revenue from non-governmental contracts increased from approximately $589,000 in the 2010 Period to approximately $844,000 in the 2011 Period as the result of a general increase in the level of activity.

Our license fee and royalty income decreased from $1.0 million in the 2010 Period to approximately $262,000 in the 2011 Period. However, the revenue in the 2010 Period resulted from an up-front payment from Ishihara Chemical Company, while the revenue in the 2011 Period was substantially all the result of royalty payments based on product shipments by our licensee, Yonex Corporation. These represent the first royalty payments that we have received based on product shipments by our licensees and we expect these royalty payments to continue in future quarters.

We have a research revenue backlog of approximately $1.1 million as of the date of this filing, as compared  to our backlog of approximately $2.2 million as of June 30, 2010. We have several quotes in process and we expect to land additional research contracts; however, we expect our research revenue to decrease during the third and fourth quarters of 2011. The previously mentioned DOE contract that resulted in $1.2 million in revenue during the first six months is substantially complete as of June 30, 2011. As a result of completion of that contract, our research revenue will return to more normal historical levels.  Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for the balance of the year, unless we receive significant new revenues.

At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period. Until we are able to develop a steady revenue stream from royalties, our revenues will tend to fluctuate greatly from quarter to quarter. Much of our private research funding tends to come in large amounts at sporadic times. Our plan calls for targeted revenues of $10.0 million for 2011. At the present time, we expect research and other revenues to be approximately $5.0 million, meaning the remainder will have to come from licenses and royalties. A portion of this will be filled by the upfront payment on our previously discussed solar ink and paste technology license signed in July, as well as royalties from Yonex. Our ability to achieve this plan depends upon the contracts that we sign during the remainder of the year.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our operating costs and expenses increased from approximately $2.9 million in the 2010 Period to approximately $4.45 million in the 2011 Period. Costs by category are discussed in greater detail below, but during the 2010 Period we had a wide ranging and extensive cost reduction program in place to insure our survival until we completed our fundraising and until expected revenue increases took effect in the second half of 2010. While we were able to operate at that expense level for a temporary period of time, we could not achieve growth and sustain our progress while operating at that reduced level.

We incurred research and development expenses of $2,993,640 in the 2011 Period, which was up from the amount of $2,045,986 incurred in the 2010 Period. This reflects an increase in the general level of research activity and an increase in funded research projects. In addition, as previously mentioned, we had a cost reduction program in place during the 2010 Period. In the 2011 Period, we incurred greater labor costs, higher facility costs as a result of our expansion of the facility, and increased research costs as a result of the higher level of activity. We expect research and development expenditures to decline for the remainder of the year as a result of the expected lower level of  research revenue for the balance of the year. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase.

Our selling, general, and administrative expenses were $1,455,696 for the 2011 Period, compared with $827,183 for the 2010 Period. This increase is the result of the previously mentioned cost reduction activities in 2010. The selling, general, and administrative costs in the 2011 Period were similar in total to the costs in the same period in 2009 and below the costs in the same period in 2008. During the 2011 Period, we spent substantially more on investor relations activities, patents, and sales costs related to new projects and contracts. We would expect selling, general, and administrative costs to remain a similar levels for the balance of the year.

Our interest income is insignificant, but increased during the 2011 Period as a result of a higher average level of invested cash balances. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2011. Our interest expense increased significantly in the 2011 Period as a result of our issuance of the convertible notes payable in 2010. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the notes. We would expect our interest expense to remain at these higher levels for the balance of 2011; however, we expect the majority of the remaining notes to be converted in the third quarter of 2011, which will result in increased interest expense in the third quarter, but substantially reduced expense in the fourth quarter.

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

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: August 1, 2011	/s/ Douglas P. Baker Douglas P. Baker Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Douglas P. Baker

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document