Form 10-K
period 2011-12-31
Applied Nanotech Holdings, Inc
filed 2012-03-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011; or

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
Yes   ☑    No    ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer   ☐    Accelerated Filer   ☐

Non-accelerated Filer   ☐    Smaller Reporting Company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No    ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2011 of $0.42, was approximately $47 million. As of February 28, 2012, the registrant had 119,137,919 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K.

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

i

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

Item 1. Business.

DESCRIPTION OF BUSINESS

General

We are a global leader in nanotechnology research and development, with the goal of commercializing the technology that we develop. Our nanotechnology research is aimed at solving problems at the molecular level – working with the basic properties of matter to create new and improved materials and technologies. In our core focus areas, we have succeeded in overcoming the challenge of nanotechnology, which is how to controllably assemble the fundamental nanoparticle building blocks in order to achieve these new materials for both existing and new applications. Our research efforts are currently primarily focused on the areas of nanocomposites, nanoelectronics, nanosensors, and thermal management technology.

Our nanotechnology research involves performing contract R&D services for others to develop products and materials for new applications, and then leveraging this research by applying it to other similar applications in other industries. During this process, we also develop intellectual property (“IP”) around our products and technologies. Our business is based on the successful development of products and technologies with strong IP and generating revenues based on these technologies. Our ultimate goal is to create sustainable recurring revenues, either by licensing our products and technology to others, forming strategic relationships with others to introduce products into the marketplace, or introducing products into the marketplace ourselves. Whenever feasible, we intend to be actively involved in the commercialization of our technology in order to accelerate the process of bringing products to market.

We were founded in 1987, incorporated in Texas in 1989, and completed our initial public offering in 1993; however, as a result of our strategic review process, we completely shifted direction and refocused the business in 2006.  Since that time, the majority of our research has been focused in the four core areas previously mentioned, but based on fundamental knowledge and skills that we gained in the course of our work prior to 2006. We have applied that knowledge and skill to these new areas.

Business Model

Our business model is built on the development of innovative products and technologies with strong intellectual property that we develop to create a portfolio of recurring revenue streams through a combination of the following methods:

•	Licensing our technology to others;
•	Forming strategic relationships with others to commercialize our technology; and
•	Selling products based on our technology.

Since development of IP is a critical part of our strategy, before starting on, or accepting, a project, we analyze the potential to develop IP. As a result of this focus, we have built an extensive IP portfolio over the past 20 years, and we continue to develop new intellectual property every year. We have built a strong base of research revenues over the last four years; however, we cannot sustain profitability based solely on research revenues; therefore, it is critical for us to commercialize the technologies that we develop. Much of our research comes from government contracts, and there are restrictions that prevent us from earning a profit on, or even covering all of the costs associated with, government contracts. In addition, with private research contracts, there is a relationship between revenues received on the contract and rights granted to the licensee under the contract. Since a critical component of any research contract is for us to retain the IP rights, we must contribute to the overall cost of the project, and therefore are unable to charge rates that result in us earning a profit on the contract. Our goal on private research contracts is, at a minimum, to cover all out of pocket costs and contribute to our overall overhead.

In commercializing our technology, we initially focused on licensing our technology to others. Our research partners frequently have licensing rights as a result of the research that they funded, and upon completion of the work, license the technology for specific applications. Our goal from our license agreements is to obtain upfront payments, generate recurring royalties based on product shipments by the licensee, and secure minimum royalty payments by the licensee in future years to maintain their license. In rare cases, we may license technologies for a one time upfront payment, either to induce the licensee to introduce a product so that others will follow and become potential licensees for us, or because the technology licensed is not part of our core business moving forward. License agreements and the royalties from product shipments are an important element to us attaining sustainable long-term profitability. We expect to continue to pursue license agreements in those situations where we believe it is the best approach.

In recent years we have expanded our focus beyond licensing. Specifically, we have organized internal teams to focus on the development and commercialization of certain of our high potential products and technologies. In these cases, we are exploring the possibility of forming business units around these technologies. This allows us to participate in the commercialization process - beyond simply licensing our technology to others to manufacture products - and to allow us to bring in resources to commercialize the technology more quickly than we could on our own. We believe that, in some instances, these business units will allow us to create greater value through broader participation in the revenue stream and potentially decrease the time required to bring products to market. In addition, having an ownership interest in an entity created around our core technology allows us to participate in the value created as the technology gains market acceptance and the entity grows.

We intend to commercialize these high potential technologies through strategic relationships and direct sales of products using our technology. In 2011, we began direct sales of some our products. The direct sale of products using our technology is an important area of focus for us in 2012. We have added sales resources and see the build-up of our sales/marketing capability as critical to achieving our revenue growth targets in the coming years.

Research and Development

Our research and development (R&D) activity is the driver of our technology innovations and is critical in developing and protecting our intellectual property, and therefore, we spend significant amounts on research and development. We spent $5,652,631; $4,839,556; and $3,662,323 on research and development in the years ended December 31, 2011, 2010, and 2009, respectively. This represents approximately 65%, 64%, and 59% of our total operating costs and expenses in each of those years. We expect to continue to invest heavily in research and development, and we expect our research and development costs for 2012 to be approximately 60% of our operating costs. We will continue to seek funding for a substantial portion of our research, as we have done historically.

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

Concept → Laboratory → Development → Pilot /Introduction → Commercialization

We have developed a distinctive competence in accelerating the process of moving ideas from the research lab into the marketplace. We currently have technologies that fall into all of these stages of development and to aid in the process of moving our technologies from concept to commercialization, we frequently perform funded research for both government entities and large multinational corporations. This enables us to focus our resources in areas that have a high level of interest to end-users, and thus a high probability for commercialization. As research moves into the development phase, we also create venture or business unit teams to help accelerate commercialization for those emerging technologies that have the very highest probability for market success.  We’ve also created pilot plant facilities for selected technologies to facilitate commercialization.

Business Segments

Our operations currently consist of only one reportable business segment. While we have three separate companies, since all of the revenue is derived from one company, we report as one segment. Applied Nanotech Holdings, Inc. (“ANHI”) is the parent company. ANHI is where we incur general operating overhead that is the approximate cost of being a public company, effectively the amount in excess of that which might be incurred by a private company performing these same activities. ANHI’s activities are generally limited to communicating and reporting to shareholders, consolidating financial information, monitoring activities at subsidiaries, and reviewing potential investments.

Applied Nanotech, Inc. (“ANI”), a subsidiary of ANHI, is the entire focus of our current efforts and is our only operating subsidiary. ANI has its own management structure, generates all of the revenues in the consolidated group, and performs all of the research and development. Electronic Billboard Technology, Inc. (“EBT”), a subsidiary of ANHI, is inactive.

Overall

We are a global leader in nanotechnology, focusing our efforts on research, development of proof of concepts and prototypes for proposed products, commercializing our technology, and licensing our technology to others. We are developing world-class technologies that generally fall under one of five technology platforms. These platforms are:

•	Nanocomposites, based on carbon nanotube composites;
•	Thermal management materials;
•	Nanoelectronics applications;
•	Nanosensor technology; and
•	Electron emission activities, primarily in the display area.

Our research and development efforts are all focused in the first four areas; however, we previously developed an extensive portfolio of intellectual property in the electron emission area, and we are actively seeking to monetize that IP by licensing or selling it. We are no longer actively pursuing any research projects in the electron emission area.

We intend to commercialize our core technologies by either licensing it to others to allow them to manufacture products using our technology, or by selling products ourselves, or in conjunction with strategic partners. We have no plans to establish any significant manufacturing facilities of our own for our products in the foreseeablefuture, and manufacturing is not a part of our core strategy. However, we do have a pilot facility that enables us to manufacture significant quantities of some of our products. To the extent that high volume manufacturing capabilities are needed for products using our technology, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers, whenever high volume manufacturing is needed.  For certain high potential products and technologies, we are exploring establishing business units that would enable us to participate in, and profit from, the commercialization process beyond just licensing or selling the product, and to enable us to bring in resources to commercialize our technology more quickly than we could do on our own.

Nanocomposites

We are in the advanced stages of development of nanomaterials using carbon nanotube (“CNT”) and other composites. We believe that some of the first widespread use of nanotechnology by established companies will be in this area as they work to improve existing products, materials, and processes. The first products using our technology were introduced in the market place in 2011 and fall within the nanocomposites area. A significant opportunity exists in nanocomposites for us to develop, commercialize, and license our technology. We are well versed in harnessing the unique properties of CNTs for a variety of applications. Our work with CNT composites has been in several areas, including epoxies, nylons, polyesters, vinyl esters and glass fibers.

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

In September 2005, we signed a development contract with Yonex Co. Ltd., a large sporting goods manufacturer, to develop nanocomposites to be used in sporting equipment. This agreement culminated in a license agreement in October 2008 that allowed Yonex to use our technology in its tennis and badminton racquets. In 2010, we completed an additional agreement with Yonex to license this technology for use in golf shafts.  This development agreement served as the foundation of our work in the CNT composites area. In 2011, Yonex introduced golf shafts and badminton racquets using our technology. We expect Yonex to also introduce tennis racquets using this technology in the future.

Other CNT Enhanced Resins – In addition to epoxy resins, we are developing other types of resins including polyesters and vinyl esters. Our polyester resin development has been funded by the U.S. Army for applications primarily related to ballistic protection, although polyester resins enhanced by CNTs have many other applications. Vinyl esters are currently widely used in a variety of industrial applications including storage tanks, piping, and construction, and we have done initial work in this area with promising results.

Nylons – The addition of CNTs to nylons can enhance certain mechanical properties and the electrical conductivity of insulating material. Of all the types of nylons available, Nylon 6 is the most common, with an estimated 60% of the world volume and with uses in a variety of industries including textiles, carpeting, safety belts, fishing lines, and many other applications. We have developed a patented process for coating nylon pellets with CNTs to improve electrical conductivity. Nylon 6 with improved electrical conductivity can be used for its anti-static qualities, electrostatic discharge, and electromagnetic/RF shielding.

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

Competition. There is a wide range of companies working with composite materials, including some working with CNT enhanced composites. Since each project is unique, our competition would come from different companies for different applications. Since we rely on patented technology, any competition comes from different composites, or different formulations of CNT composites. Some of the companies known to be working in the CNT composite area are Zyvex Performance Materials in Columbus, Ohio, GSI Creos in Tokyo, Japan, and Amroy Europe, Ltd. in Finland.

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

CarbAl™ is a carbon based metal nanocomposite comprised of 80% carbonaceous matrix and a dispersed metal component of 20% aluminum. We have also developed a simplified version of CarbAl™ based on graphite that is less expensive, but still ideal for many applications. CarbAl™ has a unique combination of low density, high thermal diffusivity, high thermal conductivity, and a low coefficient of thermal expansion that results in a material that far exceeds the capabilities of conventional passive thermal management materials. There is an extensive worldwide market for thermal management materials and CarbAl™ is ideal for applications in the electronics industry, in LED displays, power strips, power LED lighting, and for concentrated photovoltaic solar cell systems.

In 2011, we were able to secure a reliable, high quality, production source for our CarbAl™ material and are now actively pursuing sales of the product.  In addition to selling the base product, we have the capability to provide value added services such as segmenting, laminating, and printing directly on the CarbAl™ material. In January 2012, we hired a business development executive with extensive experience in the thermal management industry to direct and focus our sales efforts in this area. Concentrated photovoltaic solar cells, for example, are a developing product and thermal management remains a significant problem.

Competition. Because CarbAl™ is a new patented material, its competition comes from already existing active and passive thermal management systems. For example, many manufacturers use basic materials such as aluminum, copper, and others as thermal management tools. In addition, computer equipment includes fans, while LED Billboards include air conditioning equipment as thermal management tools.

Intellectual Property. In addition to some underlying patents filed throughout the world, we have a patent application pending in the U.S. and in foreign jurisdictions that we believe is a basic patent critical to manufacturing this product.

Nanoelectronics Applications

Conductive Inks

Copper Inks - As a result of the move towards flexible electronics, the extra processes of soldering are slowly disappearing.  New processes that are digital in nature are required to allow industries to move from the design process directly to the production line. One of our areas of focus is conductive inks, starting with copper. Nanotechnology will play an important role in this process because only nanoparticles are capable of producing inks that are compatible with the nozzles used in digital printing.

To facilitate our development of conductive copper inks, we entered into a research and development agreement with Ishihara Chemical Company, Ltd., a leading industrial chemical products company headquartered in Japan, to develop conductive inks that can be deposited using an additive process such as ink-jet printing, aerosol-jet printing or screen printing. The target market for these technical inks includes printed circuit boards, flexible electronics and displays, communications instrumentation, and Radio Frequency Identification tags. Our work with Ishihara started with a feasibility study in early 2006 and culminated with a license agreement for copper inks and pastes in July 2009. As a result of this partnership, we have received over $2.5 million in research funding from Ishihara and a $1.5 million up-front license payment. Because of Ishihara’s heavy financial commitment to the project, all IP generated by the project is jointly owned by ANI and Ishihara and the license agreement signed in 2009 gave Ishihara the exclusive right to use this technology. Ishihara is currently readying its production facility and conducting pilot and prototype manufacturing. We expect Ishihara to introduce a product by the end of 2012, or early 2013, and we will receive a 4% royalty on product shipments by Ishihara.

We chose to start our work with conductive inks by focusing on nanocopper inks using copper nanoparticles because of copper’s superior electrical conductivity properties, low cost, and because it is the material of choice in the printed circuit board industry. We have been able to achieve electrical conductivity properties similar to that of bulk copper with these inks. In 2010, we, along with our partner, Ishihara Chemical, won a R&D 100 award, recognizing our inkjetable copper ink as one of the 100 most significant product innovations in 2010.

Solar inks – After our initial work in copper, we expanded our work with conductive inks to other inks including nickel, silver, aluminum, and others, as well as to various conductive pastes. In particular, we have developed aluminum and silver inks and pastes that are ideal for use in the production of solar cells. In the photovoltaic solar cell industry, cells are made starting with silicon wafers and printing aluminum pastes on one side and silver pastes on the other. Currently, the industry uses screen printing techniques, which involves direct contact with the wafer. The wafer thickness can’t be reduced any further because the contact method in use today causes cracking and breaking. Our inks are capable of being printed using noncontact methods, which would allow the wafer thickness to be reduced. Since over half of the cost of the cell is the silicon wafer, this has significant cost reduction potential. In addition, inks result in a more efficient solar cell than the existing pastes. We have also developed a highly efficient aluminum paste that can be used in current solar cell production.

In 2011, we licensed our solar ink technology to Sichuan Anxian Yinhee Construction and Chemical Company (“YHCC”), a Chinese chemical company, for an upfront payment of $1.5 million. An additional payment of $500,000 is due in April 2012, assuming certain technical standards are met. We believe these standards have already been achieved. This license agreement covers Asia, excluding Korea and Japan, and also includes a 3% royalty on products sold by YHCC using our technology. YHCC is constructing an $18 million facility in China dedicated to our technology. The facility is expected to be up and running by the summer of 2012, and its initial product will be our aluminum paste. YHCC intends to establish a strong customer base using the paste so that it can seamlessly transition to the inks as the solar cell manufacturers transition from pastes to the inks.

In 2011, we also completed our pilot facility for inks. As a result of funding received from the U.S. Department of Energy, in the amount of $1.6 million, we established a small pilot manufacturing facility in Austin for these inks to facilitate accelerated development and testing by solar cell manufacturers. In this facility, we have the capability of producing up to 8 tons of ink or paste per year, which would be enough to supply a small solar cell manufacturer on an annual basis. Furthermore, the facility can be used for pilot production of all of our inks, not just the solar inks. We are in discussions with others regarding licenses or relationships related to solar inks that would cover the geographic areas, not already included in the YHCC license.

Competition. There are silver inks on the market today, but because of the high cost of silver relative to copper, a successful copper ink is likely to open up many additional markets. Most existing inks and pastes in the markets today are manufactured and sold by large multinational chemical companies. For example, the two largest suppliers of inks and pastes for solar cell production are DuPont and Ferro. We are unable to compete directly with companies of that size; consequently, we are targeting, as partners and licensees, medium sized companies with the resources to compete.

Intellectual Property. We have developed a strong intellectual property position in this area with over 30 U.S. and foreign patents and patent applications pending related to copper and other conductive metallic inks.

Technical Inks Printing Solution (TIPS)

Conductive inks have the power to revolutionize many types of electronics manufacturing. Our strategy is to provide a comprehensive solution for end users by not only developing inks, but assisting in the process from start to finish. As part of our concept, we have done extensive research on raw materials (nanoparticles). We have developed relationships with nanoparticle suppliers, and are able to supply a variety of nanoparticles as a result of these relationships. In addition, we have conducted research and development on a variety of potential end user products to help develop specifications for the inks. We have also formed relationships with hardware manufacturers with the goal of providing seamless integration into high volume manufacturing for companies wishing to use conductive inks in their manufacturing processes.

We intend to develop a revenue stream that includes revenue from the sale of nano-particles, research revenue from applications development, commissions on the sale of hardware, and royalties from the sale of inks.

Competition. Numerous other companies are working with other technologies with the goal of achieving results similar to the goals of our technology. The ultimate success of products using our technology depends on the results of our research compared with results achieved by others, as well as other factors including, marketing, resources, and production capabilities.

Sensors

Overview. We have greatly expanded our work and intellectual property in the area of sensor technology in the past few years. We expect this to become an increasingly important part of our business. Our approach to sensor technology offers the unique advantage of manipulating materials at the molecular level at which sensing events occur. We are pursuing a multiplatform approach to address specific market needs. Some of the potential applications are as follows:

Ion Mobility Sensors. We are currently developing sensors based on Ion Mobility Sensor technology and Differential Mobility Spectroscopy. These sensors are ideal for use when both high sensitivity and high selectivity (low false positives) are required. We have also improved on existing IMS and DMS technology by developing our proprietary nonradioactive gas ionization sources to replace the radioactive isotopes that are currently used in these tools. We are currently involved in projects to develop highly sensitive Mercaptan and Methane sensors for use in the natural gas industry under funding from the North East Gas Association.

We are also applying this technology to other applications including agricultural pathology, wound care, and breath analysis. We are seeking funding for development of a breath analysis sensor for health monitoring using this technology. The human breath contains hundreds of gases and the exact breakdown of these gases is somewhat unique to each individual. There has been extensive research performed that indicates that there is a significant correlation between changes in the level of particular gases in a person’s breath and changes in that person’s health. In fact, research indicates that these changes occur quickly and can be a predictor of future health changes. Breath analysis has the potential to significantly lower health care costs, as a preventive tool, by providing early indications of potential changes in people’s health and providing that information digitally to health professionals.

Hydrogen Sensors. These sensors are initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. We are currently exploring alternatives to maximize the value to be received from this sensor development by selling our intellectual property portfolio in this area.

Carbon Monoxide Sensors. We have developed a low-power carbon monoxide sensor that can last for 10,000 hours on a single battery. The sensor will be specific to carbon monoxide with no cross sensitivity to other gases and elements and is also easily portable and highly sensitive. We are seeking a development partner interested in commercializing this technology.

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

Intellectual Property. In the sensor area, we have developed intellectual property related to several types of sensors, with over 50 U.S. and foreign patents and patent applications pending. In 2011, we received a very important patent related to breath analysis. This patent covers the concept of a system to collect a breath sample from an individual, a gas analysis device, a data storage device, and a data analysis device, to correlating the sample with the medical condition of the individual. We believe this is a very powerful patent with significant potential to impact the area of breath analysis.

Electron Emission Activities

Until 2006, our main focus for virtually the entire history of ANHI was on electron emission activities. We performed extensive research and accumulated significant intellectual property in this area.  The bulk of that activity has centered on Field Emission Display (“FED”) technology. FED is a next generation display technology that is ideally suited for use in large flat screen televisions. We believe our intellectual property in the electron emission area is mature and well developed. We are now dependent on a manufacturer to introduce a product using our technology. As such, we are no longer devoting any resources to further develop this technology, unless funded for a specific application. We are no longer actively seeking funding in this area. We are, however, closely monitoring developments in the industry to determine if a manufacturer introduces a product that requires a license for our technology.

Our electron emission IP can be divided into display activities and non-display activities.

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

Non-Display Applications

There is also a wide array of non-display related electron emission applications. These potential applications are spread among a much larger group of potential licensees, and the markets generally are much smaller than the display markets, although the markets are still very significant and would generate substantial royalties if products were introduced. We have performed research related to lighting applications, ion sources, traveling wave tubes, and have explored other electron emission applications. We believe these applications may have the capability of generating license revenues sooner than display applications, may be easier to integrate into existing products, and may be in wide use sooner than display applications. While the breadth (number of patents) of our display related emission activity patents is currently greater than for non-display patents, our non-display IP is growing, and our basic Raman patent is expected to cover all of our electron emission activities.

Key Intellectual Property

Our most significant patent in the electron emission area is a basic patent that we refer to as the Raman Spectrum Patent (U.S. Patent 5869922) covering emissions from a wide range of carbon forms. This patent covers field emission devices using various forms of carbon, including carbon nanotubes (CNT), carbon films, and other forms of carbon that fall within a particular range on the Ultraviolet Raman band. This basic patent is fundamental and has broad applicability and wide geographic coverage, having been issued in the U.S., China, South Korea, Japan, and validated in several European countries. In addition to this basic patent, we have a wide variety of other patents that compliment this basic patent in specific situations. We believe that any company developing a product that involves the emission of electrons from carbon is likely to require a license to our technology.

Competition. Because of the strength of our intellectual property in the electron emission area, our competition comes from other technologies, rather than from other companies. For displays, this competition comes from LCD displays, Plasma displays, LED displays, and color picture tubes.

In 2009, we determined that we should begin efforts to attempt to monetize our Electron Emission Intellectual Property while it still had value, and in March 2010, we included a trial package in an auction. We received no significant interest in the trial package that we submitted for auction. Following that auction, while preparing a package of our entire Electron Emission Portfolio, we were contacted by Samsung Electronics, Ltd. After extensive negotiations, we completed a combination sale/license agreement where we sold 29 patents to Samsung and licensed approximately 150 additional patents for a one-time payment of $3.75 million. This total package represented our entire electron emission portfolio, but did not include any of our other technologies. We retained our key Raman Spectrum patents to be available for license, or sale, to others. In the display industry, when one manufacturer introduces a successful technology, other manufacturers often follow. If Samsung successfully introduces a product and other manufacturers follow, we intend to license our technology, including future royalties, to those manufacturers as well.

Technology Agreements

Till Keesmann. In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we received the exclusive right to license these patents to others, and we were obligated to pay license fees equal to 50% of any royalties received by us specifically related to these patents to Mr. Keesmann. The agreement contained provisions related to minimum license fee payments, totaling $1,000,000, all of which have been made, and as a result, we received an irrevocable license to use these patents for the life of the patents.

Despite significant efforts, no license revenues were ever received for these patents, and in 2008, the Keesmann agreement was amended as part of a litigation settlement. As part of that amendment, we agreed to return the licensing rights to Mr. Keesmann in May 2010 if minimum payments equal to $1.0 million were not paid to Mr. Keesmann by that date. No license revenue was received by that date, and we made the conscious decision not to make the minimum payment and allowed the licensing rights to revert to Mr. Keesmann in May 2010. We retain our irrevocable right to use the patents, and we are entitled to 50% of any royalties generated by those patents, up to a maximum of $1.2 million. Given the limited remaining life on these patents, we believe it is unlikely that we will receive any royalties from this patent.

Intellectual Property Rights

An important part of our business and product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents. In fact, before starting any research projects, we analyze the potential for the project to generate valuable IP. Our patent portfolio consists of over 300 patents, including 150 issued patents and over 150 patent applications pending before foreign and United States Patent and Trademark Offices. We also have several unsubmitted patent applications in process. In addition, there are foreign counterparts to certain United States patents and applications. We consider our patent portfolio to be our most valuable asset.

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

Competitors have filed applications for, or have been issued patents, and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, our patents. The scope and validity of these patents, and the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses is unknown. This may limit our ability to license our technology. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against us for patent infringement, a challenge in the suit by us as to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to us would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of our interest in the affected products. We do, however, consider our patents to be very strong and defendable in any action that may be brought against us. In the past, a major law firm reviewed our patent portfolio and agreed to handle litigation related to certain of our patents on a contingency basis.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $2,956,717 of revenue in 2011; $2,920,030 of revenue in 2010; and $1,694,082 in 2009, related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2011, we have several government contracts in process that have approximately $1.9 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We have been audited by the government, with no material changes, and in the future we expect to be audited by the government; however we expect the results of any government audits to have an insignificant effect on our financial statements.

Employees

As of February 28, 2012 we had 31 full-time employees, including 3 executive officers, and 1 part time employee. Within the next twelve months, based on expected revenue increases, we likely will hire two to four additional employees to support our plans for increasing revenue levels. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Our success is dependent on our principal technologies

Our technology platforms, which include nanocomposites, nanoelectronics, nanosensors, thermal management, and electron emission activities, are emerging technologies. Our financial condition and prospects are dependent upon commercializing our technology, licensing our intellectual property to others, and introduction of the technology into the marketplace. Additional R&D needs to be conducted on some of our technologies before products can be produced using this technology. Market acceptance of products using our technology will be dependent upon acceptance within the industries of those products of the quality, reliability, performance, efficiency, and breadth of application and cost-effectiveness of the products. There can be no assurances that these products will be able to gain commercial market acceptance.

Products using our technology may not be accepted by the market

Since our inception, we have focused our product development and R&D efforts on technologies that we believe will be a significant advancement over currently available technologies. With any new technology, there is a risk that the market may not appreciate the benefits or recognize the potential applications of the technology. Market acceptance of products using our technology will depend, in part, on our ability and the ability of our licensees and partners to convince potential customers of the advantages of such products as compared to competitive products. It will also depend upon our ability to train manufacturers and others to use our products.

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

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for us or potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. The first products using our technology were introduced in the marketplace in 2011, and we began receiving royalties as a result. We anticipate receiving up-front license fees and royalties in 2012.

Our development partners have certain rights to jointly developed property and to license our technology

In some cases, we have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of all such licenses have not yet been finalized. Our development partners usually also have rights to any jointly developed property; however, any such jointly developed property would likely be based, at least in part, on our underlying technology which would require our partners to enter into a license agreement with us. See also “Our technology development is in its early stages and the outcome is uncertain” above for further discussion. In the case of Ishihara, they have the right to use our jointly owned technology without license and the existing license agreement is only to preserve their exclusivity.

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 28. 2012, we had 32 full-time and part-time employees. There is a wide array of potential applications for our technology, and our limited resources require us to focus on specific product areas, while ignoring others. We focus our efforts on those projects for which we can obtain external funding since the availability of funding provides an external verification of the probability of commercial success of resulting products.

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

Rapid technological changes could render our technology obsolete, and we may not remain competitive

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

We have limited manufacturing capacity and experience

We have no established commercial manufacturing facilities, and we have no intention of establishing a large scale manufacturing facility on our own. We are focusing our efforts on licensing our intellectual property to others for use in their manufacturing processes, or working with strategic partners that have manufacturing capabilities. To the extent that any of the products that we develop require significant manufacturing facilities, we intend to either contract with a qualified manufacturer, or enter into a joint venture or other similar arrangement. We have established a pilot manufacturing facility for our inks, nanocomposites, and thermal management materials. Should the development proceed to the point where a production facility is required, we intend to license or contract with others for production.

The health effects of nanotechnology are unknown

There is no scientific agreement on the health effects of nanomaterials, but some scientists believe that in some cases, nanomaterials may be hazardous to an individual’s health or the environment. The science of nanotechnology is based on arranging atoms in such a way as to modify or build materials not found naturally in nature; therefore, the effects are unknown. The Company takes appropriate precautions for its employees working with carbon nanotubes and believes that any health risks related to carbon nanotubes used in potential products can be minimized. Future research into the effects of nanomaterials in general, and carbon nanotubes in particular, on health and environmental issues may have an adverse effect on products using our technology.

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

We have a history of net losses

We have a history of net losses, although these losses have been decreasing, and in 2010 we were profitable. From our inception through December 31, 2011, we incurred net losses of approximately $113 million. Although we were profitable in 2010, and we expect to be profitable in 2012, there is no guarantee that we will be profitable in the future. We have incurred net income and losses for the ten preceding years as shown below:

Year Ended December 31	Net Income (Loss)

2002	($5,452,890)
2003	($4,017,374)
2004	($7,139,109)
2005	($5,818,816)
2006	($6,593,892)
2007	($4,256,891)
2008	($2,685,867)
2009	($2,152,605)
2010	411,304
2011	($2,570,248)

Although we expect to be profitable in the future, we may not be. Our profitability in 2012 is dependent upon a combination of signing of additional license agreements, obtaining additional research funding, product sales by our licensees, and product sales by us. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease. Currently, we are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability. In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. Our auditors have included a going concern paragraph in their opinion on our financial statements, which could impact our ability to obtain financing, if needed. We expect to be profitable in 2012 and do not anticipate the need for any financing for basic operating purposes; however, we could raise capital for expansion or to accelerate commercialization of our technologies.

We have only one current royalty agreement producing significant revenue

At the present time, our strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We are beginning to sell certain products ourselves; however, we have no plans to manufacture any products in significant quantities ourselves, and as such at the present time, and we have limited product revenues. We may enter into joint ventures or other business arrangements where we collaborate with others to sell or manufacture products. While we do have existing licenses, only one of the licensees are producing products at the present time, and therefore at the present time, we are receiving limited royalty revenue. Successful implementation of our strategy requires additional royalty bearing license agreements, as well as product sales by us. We expect at least two additional licensees to introduce products into the marketplace in 2012; however, there is no guarantee that products will be introduced, or that they will be successful.

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

Our revenues have been dependent on government contracts in the past

In many years, a significant portion of our revenues were derived from contracts with agencies of the United States government. Following is a summary of those revenues for the past ten years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
2002	$254,152	18%
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%
2006	$583,236	52%
2007	$2,328,010	58%
2008	$2,295,887	58%
2009	$1,694,082	42%
2010	$2,920,030	36%
2011	$2,956,717	46%

We currently have commitments for future government funding of approximately $1.9 million. We do not intend to seek any government funding unless it directly relates to achievement of our strategic objectives.

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

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves. We achieved profitability in 2010, and while we incurred a loss in 2011, we expect to be profitable in 2012. We have the existing resources, including expected revenues, to continue operations for a period through at least the end of 2012. New license agreements, or other agreements, may extend that period. Our plan is primarily dependent on raising funds through the licensing of our technology, product sales, and revenue generated from performing contract research services. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent on increasing revenues, licensing our technology, selling products, and raising additional funds through additional debt and equity offerings, only if necessary. If adequate funds were not available from operations or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, and testing of our products. We may have to obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. These actions could materially and adversely affect us.

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

We have technologies subject to licenses

In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for a payment of $250,000 payable in shares of our common stock. Under the terms of the agreement, we received the exclusive right to license these patents to others, and we were obligated to pay license fees equal to 50% of any royalties received by us specifically related to these patents to Mr. Keesmann. The agreement contained provisions related to minimum license fee payments, totaling $1,000,000,  all of which have been made, and as a result, we received an irrevocable license to use these patents for the life of the patents.

Despite significant efforts, no license revenues were ever received for these patents and in 2008, the Keesmann agreement was amended as part of a litigation settlement. As part of that amendment, we agreed to return the licensing rights to Mr. Keesmann in May 2010 if minimum payments equal to $1.0 million were not paid to Mr. Keesmann by that date. No license revenue was received by that date, and we made the conscious decision not to make the minimum payment and allowed the licensing rights to revert to Mr. Keesmann in May 2010. We retain our irrevocable right to use the patents and we are entitled to 50% of any royalties generated by those patents, up to a maximum of $1.2 million. Given the limited remaining life on these patents, we believe it is unlikely that we will receive any royalties from this patent.

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

We have limited resources

We are a small company with limited human and financial resources. Most of our competitors are larger than us with greater financial strength. Our limited resources may prevent us from moving as quickly as the market requires, or from taking advantage of all the opportunities that we have available to us on a timely basis. Other competitors may move more quickly and gain an advantage by establishing a presence in the market place before us.

Our licensees may have conflicting priorities

The products that are produced by our licensees using technologies that they  have licensed from us generally make up only part of their overall business. There may be other factors besides the product itself that affect product introduction and sales by our licensees. These considerations may include other products sold by the licensee, financial commitments to other product lines, marketing considerations, financial considerations, desire to minimize royalties, and other factors. In addition, licensees may decide they no longer wish to maintain exclusivity and not make payments required to do so, may make improvements to the products such that they no longer believe they use our technology, may intentionally infringe on our technology for selected products, or may underreport sales of the products to minimize royalties.

We have limited experience with product sales

We are increasing our focus on product sales and this is an important part of our business plan, however; we have limited experience in the sale of products. Our experience in generating revenue is through research and development agreements and license agreements. Product sales require a different skill set and will require us to hire new personnel to implement our business plan. We may not be successful in our transition to a product sales model.

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

		High	Low

2010	First Quarter	$0.37	$0.20
	Second Quarter	$0.35	$0.25
	Third Quarter	$0.34	$0.23
	Fourth Quarter	$0.46	$0.27

2011	First Quarter	$0.70	$0.35
	Second Quarter	$0.53	$0.35
	Third Quarter	$0.42	$0.27
	Fourth Quarter	$0.34	$0.20

2012	First Quarter (through February 24, 2012)	$0.37	$0.23

As of February 24, 2012, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.27. As of February 24, 2012, there were approximately 350 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 7,000 shareholders.

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

Performance Graph

The following graph shows a comparison, since December 31, 2006, of cumulative total return for Applied Nanotech Holdings, the NASDAQ Market Index, and an index for Commercial Physical Research (SIC code 8731).

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Applied Nanotech Holdings, Inc.	100.00	77.14	17.14	16.43	27.50	19.29
NASDAQ Market Index	100.00	110.26	65.65	95.19	112.10	110.81
Commercial Physical Research (SIC Code 8731)	100.00	133.72	69.00	81.56	89.00	70.71

The performance graph assumes $100 invested on December 31, 2006 in our common stock, the NASDAQ Market Index, and an index based on a basket of stocks composing SIC Code 8731. The total return assumes reinvestment of dividends for the NASDAQ Market Index and the SIC Code Index. The total return is based on historical results and is not intended to indicate future performance. These dates represent arbitrary points in time and if different dates were presented, different results would be obtained.

Recent Sales of Unregistered Securities

We issued no unregistered shares of our securities in the fiscal quarter ended December 31, 2011.

SECURITIES AUTHORIZED FORISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of Applied Nanotech Holdings	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
2002 Equity Compensation Plan (1)	6,378,495	$0.82	1,305,294
Total	6,378,495	$0.82	1,305,294

(1)
The 2002 Equity Compensation Plan was overwhelmingly approved by a majority of the shareholders actually casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote actually cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules.

(2)	This column excludes securities reflected in column (a)

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

For a further description of the stock option plan described above, please see Note 9 to the Consolidated Financial Statements herein.

Item 6. Selected Financial Data

	2011	2010	2009	2008	2007

Revenues	$6,487,461	$8,043,795	$4,052,746	$3,957,832	$3,989,803

Net income (loss)	$(2,570,248)	$411,304	$(2,152,605)	$(2,685,867)	$(4,256,891)

Income (loss) per share	$(0.02)	$0.00	$(0.02)	$(0.03)	$(0.04)

Total assets	$4,396,467	$3,844,383	$893,367	$1,792,489	$3,744,858

Long-term obligations	$48,559	$1,584,390	$196,958	$27,909	$30,004

Net shareholders’ equity (deficit)	$1,916,689	$810,080	$(1,070,838)	$858,286	$2,828,902

Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2011, and the results of operations for the years ended December 31, 2011, 2010 and 2009. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

OVERVIEW

We are engaged in research, development, and the commercialization of products that we develop or improve using nanotechnology. We focus on four main areas – nanomaterials, thermal management, nanoelectronics, and nanosensors. We also possess extensive intellectual property related to electron emission technology. Our technologies, as well as many of the potential applications, are still new and in the early stages of development. To date, our revenue has primarily consisted of development projects involving either the U.S. government or large multinational corporations. We have also received upfront payments related to royalty agreements. In 2011, we also begin receiving royalties from the first products commercialized using our technology, and began directly selling some of the products that we have developed.

OUTLOOK

We expect our total cash needs for 2012 to be approximately $8.7 million. We intend to fund those needs through revenue sources including sales, reimbursements for research, and license agreements. We anticipate increasing our revenue in 2012 over 2011 levels. We also had in excess of $3.0 million of cash on hand at December 31, 2011 as a cushion against any revenue shortfalls that might possibly occur. We believe our cash needs are adequately covered for 2012.

We have a history of net operating losses, but in recent years we have been increasing our revenues and decreasing our losses.  We expect this trend of increasing revenues to continue in 2012, and we expect to be profitable in 2012. We were profitable in 2010 based on a one-time event, a license agreement with Samsung that resulted in revenue of $2.5 million and an additional gain of approximately $1.0 million. There can be no assurances that we will be profitable in 2012 or the future; however, we believe that based on our recent results, our revenue backlog, products expected to be introduced in 2012, and the status of discussions with potential additional revenue sources, that we will be profitable in 2012. We expect to continue our concentrated research and development of our technology in 2012, although full commercial development of many of our technologies likely will require additional funds in the future.

Based on our plan, we believe that we have reached the point where we can sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through reimbursed research arrangements. Our current cash balances, when combined with expected revenues sources, are expected to be adequate to insure that we can maintain our operations at the present level. We believe that we have the ability to continue to secure short term funding, if it were needed, to enable us to continue operations until our plan can be completed if this plan takes longer than anticipated. Our auditors have included a going concern paragraph in their opinion on our financial statements, which could impact our ability to obtain financing, if needed. We do not anticipate needing any financing in 2012 to maintain operations at their present level; however, we may raise funds for expansion or to accelerate commercialization of selected products.

Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products, and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent upon maintaining and increasing the level of revenues that we achieved in 2011. Although we do not expect funding our operations to be a problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing of our products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain technologies or products. Such results could materially and adversely affect us.

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

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We did not identify any impaired items in 2009, 2010 or 2011. We have not experienced significant bad debt expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2011 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance of approximately $3.1 million at December 31, 2011 increased from our cash balance of approximately $2.7 million at December 31, 2010, as a result of capital raised in 2011, offset by cash used in operations. We had working capital of approximately $1.6 million at December 31, 2011, compared with working capital of roughly $2.2 million at December 31, 2010. Our current assets increased by approximately $0.5 million as a result of our increase in cash and in accounts receivable. Our current liabilities increased by approximately $1.0 million, primarily as a result of a convertible notes payable due in 2012 that were classified as long-term at December 31, 2010, but current at December 31, 2011. This was partially offset by a decrease in other current liabilities, including both accounts payable and accrued liabilities.

The principal source of our liquidity has  historically been funds received from exempt offerings of our common stock. We received $2.5 million and $200,000 in 2011 and 2010, respectively, from issuance of our stock in private placements. We also issued convertible notes payable with a face amount of $200,000 and $1,946,000 in 2009 and 2010, respectively. These notes are convertible into common stock and $526,000 of these notes have been converted as of December 31, 2011. We expect the remaining $1.62 million to be converted into common stock in 2012. We did receive proceeds of approximately $50,000, and $4,000 from the exercise of stock options by current and former employees in 2011, and 2010, respectively. We expect to receive additional option proceeds in 2012; however, those likely will not be significant.

We believe that our current cash level, when combined with our backlog and expected revenue, is sufficient for us to operate at least through the end of 2012. We expect to be profitable in 2012, and if that occurs, we will have no need to raise funding solely to continue operations.  If revenue sources do not materialize as quickly as we expect, we intend to cut expenses to a level to enable us to continue operations.

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

The primary factor that drives our cash provided by, or used in, operations is net income or loss. We had net operating losses in both 2009 and 2011 and therefore had cash used in operations in both of those years. We had net income in 2010 and therefore had cash provided by operations in that year. Factors affecting net income or loss are discussed in the Results of Operations section below. In 2009, because of our limited cash position, a substantial portion of the net loss was offset by management of working capital items, including reduction of accounts receivable, increase in accounts payable, and deferral of officer and board compensation resulting in an increase in accrued expenses. The cash used in operations in 2011 relative to the net loss in that period is a much more normal relationship between the net loss and cash used in operations. We plan to generate positive cash flow from operations again in 2012, based primarily on achieving profitability.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2012. No material commitments exist as of December 31, 2011, for future purchases of capital assets.

Our contractual obligations as of December 31, 2011 consist of notes payable (including interest), operating leases, and capital leases. The notes payable are convertible into common stock at rates of $0.20 to $0.25 per share and likely will be converted before their due date in 2012. A summary of our obligations at December 31, 2011 is as follows:

	Total	2012	2013	2014	2015	2016
Capital leases	$101,874	$49,654	$45,576	$6,644	—	—
Operating leases	$556,490	$263,276	$247,847	$45,367	—	—
Convertible notes payable	$1,860,633	$1,860,633	—	—	—	—

We believe that we will have the cash available to meet our cash requirements for fiscal 2012, and we believe that all of the notes due in 2012, including both principal and interest, will be converted to common stock rather than paid in cash.

RESULTS OF OPERATIONS

Business Segments. We operate with a single reportable business segment.

Revenues. Following is a summary of key revenue categories for the three years covered by this report.
	2011	2010	2009
Government Revenues	$2,956,717	$2,920,030	$1,694,082
Other Contract Research	$1,102,428	$1,137,370	$1,767,144
Upfront License Fees	$1,500,000	$1,250,000	$500,000
Product Royalties	$499,638	$—	$—
Other Revenues	$428,678	$236,395	$91,520
Total Core Revenues	$6,487,461	$5,543,795	$4,052,746
Noncore Revenues	$—	$2,500,000	$—
Total Revenues	$6,487,461	$8,043,795	$4,052,746

Revenue backlog at December 31	$2,268,000	$3,361,000	$2,938,000

Our total revenues increased each year, both in our core technology areas and in total.  Our revenues jumped substantially from 2009 to 2010, primarily as a result of license fees and royalties, but our research revenues increased from 2009 to 2010 also. Our revenues in our core technology increased from approximately $5.5 million in 2010 to approximately $6.5 million in 2011. Our research revenues in 2011 remained at the increased level, and our upfront payments increased from 2010 to 2011. We also began collecting product royalties in 2011 for the first time. The key to profitability for us is the receipt of license fees and royalties. In 2009, the upfront payments were from Yonex Co., Ltd.. In 2010, $1.0 million of our upfront payments came from Ishihara Chemical Company, Ltd., and the remaining $250,000 came from Yonex. In 2011, the upfront payments came from Sichuan Anxian Yinhee Chemical and Construction Company.

The revenue backlog as of December 31, 2011 results from several government programs and private contracts. The majority of these programs are currently in progress and generating revenue, with the remainder related to contracts awarded, but not yet started. The overwhelming majority of this backlog will be converted into revenue in 2012. The revenue backlog at December 31, 2010 was higher than normal for us because we had a Phase III commercialization project related to our solar inks in progress that started in late 2010. That project has been completed and our backlog has returned to a more historically normal level. We also have some highly likely contracts that have not yet been finalized, and therefore, are not included in the backlog numbers as of December 31, 2012. In addition, Yonex has products in the market that are generating royalty revenue for us and will continue to do so in 2012, and we expect to sign additional licenses that will generate upfront payments, and possibly royalties, in 2012.

We expect revenue to be higher in 2012 than in 2011. We are targeting minimum revenues in 2012 of $8.8 million, an increase of approximately 35% over 2011. Of that, $2.3 million is already committed and in process, and we have specifically identified, and are working on, opportunities that would make up the majority of the remaining $6.5 million needed to achieve $8.8 million in revenue in 2012. There is no guarantee that these revenues will be obtained; however, we think it is equally as likely that revenues will exceed these numbers, as it is that they fall short of them. Revenues could increase above these levels as a result of unanticipated royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even the targeted minimum of $8.8 million in revenue will be achieved. We are currently pursuing opportunities in several areas that could result in additional revenue in 2012.

We expect research revenues in 2012 to decline slightly from 2011 levels, which were heavily impacted by the previously mentioned Phase III commercialization project related to our solar inks. We also expect product royalties to increase significantly in 2012 over 2011 levels. Yonex will have a full year of product shipments in 2012, compared with the partial year in 2011, and both Ishihara and YHCC are expected to introduce products in 2012, as well as any other new licensees.

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

Research and development. Following is a summary of research and development expenditures for the past three years.

	2011	2010	2009

Materials	1,503,639	1,280,571	613,298
Subcontractors	255,638	364,702	280,257
Labor and Benefits	2,536,676	2,179,441	1,827,280
Other Overhead	1,356,678	1,014,842	941,488

Total Research and development	$5,652,631	$4,839,556	$3,662,323

Our research and development spending has increased each year as our revenue has increased. The materials line item is for spending on materials on specific projects and as revenue increases, material costs increase. In addition, once our products are developed, we spend more on materials to provide samples to customers tailored for specific applications. Subcontractors are usually involved in specific projects and the amount spent on subcontractors depends on the type of contracts that we have in process at any particular time.

Our labor and benefits in the research and development area also varies with the amount of revenue. In 2009, we had wide ranging cost reduction programs in place to insure survival of the company. These included both reductions in the number of employees, and salary reductions for the remaining employees. Operations were not sustainable over the long term at these levels and also would not support the revenue growth need to achieve sustainable profitability. In July 2010, we restored salaries to market levels. In 2011, we had the full year effect of the July 2010 salary increases, and in addition added to our staff to support the increased revenues. Other overhead primarily relates to the costs of operating our facility, including rents, utilities, supplies not chargeable to specific programs such as chemicals and gases, technical conferences and resources, and other items. Many of these items increase with increased activity levels as a result of higher revenues. In addition, we opened our pilot facility for inks and composites in 2011, which expanded our facility space by about 35%.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our technologies. We expect to incur approximately 15% more research and development related expenditures in 2012 than those incurred in 2011. We may, however, incur more research and development expense in 2012 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel. If research revenue does not materialize as expected at the present time, we would likely reduce research expenditures accordingly.

Selling, general, and administrative. Following are some key components of selling, general, and administrative expense:

	2011	2010	2009
Labor and benefits	$1,046,087	$1,079,371	$990,852
Stock based compensation	$213,925	$160,129	$131,962
Patent expense	$744,658	$393,217	$731,422
Patent license commission	$—	460,938	—
Other S, G, & A	$1,033,030	$687,828	$686,580
Total selling, general, and administrative	$3,037,700	$2,781,483	$2,540,816

The most significant cost in selling, general and administrative expense is labor and benefits. The total expense has remained relatively constant over the three year period. The increase from 2009 to 2010 in labor and benefits was primarily related to the company’s profit based bonus plan which resulted in bonus payments in 2010. We would expect labor and benefits to increase in 2012 over the 2011 level  as we add to our sales force. The stock based compensation expense included in selling, general and administrative expense is a non cash expense and varies both with the number of options granted and the underlying stock price. We will incur stock based compensation expense in 2012, although it is difficult to predict the amount because it significantly depends on the price of our stock at the time options are granted.

We also spend a significant amount on patents. Our patent expense decreased from approximately $731,000 in 2009 to approximately $393,000 in 2010 as a result of several factors. First we switched the law firm handling our patents in the second half of 2009, and we had a full year with our new patent firm in 2010 as opposed to a partial year in 2009. We also did an extensive review of our portfolio and discontinued maintenance payments on old patents that we considered to no longer have value to us. Finally, we reached a favorable resolution in 2010 on a fee dispute with our previous patent firm that resulted in us paying less than the amount previously billed. Our patent expense increased back to a more normal level in 2011, with some of the savings previously mentioned offset by increased patent filing activity. We expect patent expense to remain at similar levels in 2012 as it was in 2011. We are continuing to review our patent portfolio and will eliminate or sell any patents we no longer consider useful to us as part of our core strategy.

In 2010, we retained a patent broker to represent us in auctioning a portion of our electron emission patent portfolio. This broker also represented us in the transaction with Samsung Electronics. The portion of the fee allocated to the license portion of the Samsung agreement was $460,938 and is included in selling general and administrative expense. No such fees were incurred in 2011 or 2009.

Other selling, general, and administrative expense increased from 2010 to 2011 for several reasons. The two major reasons were an increase in investor relation activities of approximately $90,000, and an increase in the compensation of outside directors of approximately $100,000. Other reasons for the increase included increased travel related to international partners, as well as professional fees associated with new hires and other activities.

We expect total selling, general, and administrative expenses to be approximately $3.3 million in 2012. If revenues increase above anticipated levels, or other unanticipated transactions occur, our selling, general and administrative expenses could increase above expected levels.

Gain on sale of intellectual property and other assets.

In 2010, we had a gain related to the sale of intellectual property. We entered into a transaction with Samsung Electronics Co., Ltd whereby we sold 29 patents (11 U.S. and 18 foreign counterparts) and licensed approximately 150 additional patents in exchange for a one-time payment of $3.75 million. The proceeds of $3.75 million were allocated between the patents sold and the patents licensed. A total of $2.5 million was allocated to the license and recorded as license revenue. A total of $1.25 million was allocated to the patents sold. The gain of $1,019,531 represents the sale proceeds of $1.25 million reduced by a prorata share of the expenses related to a patent broker associated with the transaction. The balance of the gain came from the sale of miscellaneous items.

In 2009, the gain resulted from a contingent payment received related to intellectual property sold by our EBT subsidiary in 2006. We have certain intellectual property for sale and would expect to have some gains from the sale of intellectual property in 2012, but the amount can’t be predicted with any certainty at the present time.

Other income. Following is a summary of other income for the last three fiscal years.

	2011	2010	2009

Interest expense associated with capital leases	$(6,274)	$(5,764)	$(8,356)
Interest expense associated with notes payable	$(135,879)	$(144,953)	$(899)
Interest expense associated notes payable discount	$(241,939)	$(270,987)	$(834)
Interest Income	$16,714	$2,031	$1,877
Miscellaneous income	$—	$4,707	$—

In previous years, our interest expense was primarily associated with capital leases; however, in late 2009 and early 2010, we issued convertible notes payable bearing interest at a rate of 8% and incurred $144,953 of interest expense related to that interest rate in 2010 and $135,879 in 2011. In addition, the value of the conversion feature was recorded as a discount at the time of issuance and is being amortized to expense over the life of the notes. That amortization resulted in an additional amount of interest expense of $270,987 in 2010 and $241,939 in 2011. If the notes remain outstanding through their maturity dates in August and September of 2012, we expect approximately $85,000 of interest expense associated with the interest rate on these notes. That amount would be reduced if any, or all, of the notes are converted prior to their maturity dates. The remaining unamortized discount, which will all be amortized in 2012, is $133,490.

Our interest income is earned as a result of the investment of excess cash balances. Our interest income is negligible in all years and we expect it to be negligible in 2012.

Provision for taxes. In 2010, we paid $618,750 of Korean taxes that were withheld related to the previously described transaction with Samsung. No such taxes were paid in 2009. These Korean taxes are available to offset U.S. income taxes in the future. As a result of net operating loss carry forwards and credits available, we have no liability for U.S. income taxes in any year and expect no such liability in 2012.

Overview

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to stock based compensation, we incurred payroll related expense of approximately $3.1 million in 2009, $3.2 million in 2010, and $3.3 million in 2011. We expect payroll related expense in 2012 to increase to approximately $3.6 million, primarily as a result of our expanded sales force. We expect our spending rate for 2012, excluding any revenue, to average approximately $725,000 per month. Based on this, we believe we can reach breakeven at a revenue level of $8.7 million, but there is no assurance that this will occur, or that we will achieve that level of revenue. We are, however, targeting minimum revenues of $8.8 million in 2012. The monthly spending rate of $725,000 includes approximately $50,000 per month of non-cash expenses, resulting in a cash spending rate, excluding any revenue of approximately $675,000 per month on average.

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
Austin, Texas

We have audited the accompanying consolidated balance sheets of Applied Nanotech Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Nanotech Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO”), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

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

Padgett, Stratemann & Co, L.L.P.
San Antonio, Texas
February 29, 2012

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$3,071,783	$2,732,570
Accounts receivable, trade – net of allowance for doubtful accounts	839,863	757,507
Prepaid expenses and other current assets	153,021	116,784
Total current assets	4,064,667	3,606,861
Property and equipment, net	303,055	215,289
Other assets	28,745	22,233
Total assets	$4,396,467	$3,844,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324,333	$545,973
Convertible notes payable	1,486,510	—
Obligations under capital lease	40,701	17,317
Accrued liabilities	379,675	566,623
Deferred revenue	200,000	320,000
Total current liabilities	2,431,219	1,449,913
Obligations under capital lease, long-term	48,559	13,819
Convertible notes payable	—	1,570,571
Total liabilities	2,479,778	3,034,303
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, 160,000,000 shares authorized, $.001 par value, 118,915,698 and 109,967,628 shares issued and outstanding, respectively	118,916	109,968
Additional paid-in capital	114,654,026	110,986,117
Accumulated deficit	(112,856,253)	(110,286,005)
Total shareholders’ equity	1,916,689	810,080
Total liabilities and shareholders’ equity	$4,396,467	$3,844,383

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009

Revenues
Contract research	$1,102,428	$1,137,370	$1,767,144
Government contracts	2,956,717	2,920,030	1,694,082
License fees and royalties	1,999,638	3,750,000	500,000
Other	428,678	236,395	91,520

Total revenues	6,487,461	8,043,795	4,052,746

Operating costs
Research and development	5,652,631	4,839,556	3,662,323
Selling, general and administrative expenses	3,037,700	2,781,483	2,540,816

Total operating costs	8,690,331	7,621,039	6,203,139

Gain on sale of assets and other intellectual property	—	1,022,264	6,000

Income (Loss) from operations	(2,202,870)	1,445,020	(2,144,393)

Other income (expense):
Interest income	16,714	2,031	1,877
Interest expense	(384,092)	(421,704)	(10,089)
Other	—	4,707	—

Total other income (expense)	(367,378)	(414,966)	(8,212)

Income (loss) before taxes	(2,570,248)	1,030,054	(2,152,605)

Provision for taxes	—	618,750	—

Net income (loss) applicable to common shareholders	$(2,570,248)	$411,304	$(2,152,605)
Earnings (loss) per share
Basic and diluted	$(0.02)	$0.00	$(0.02)
Weighted average common shares outstanding
Basic	116,851,588	108,835,772	107,427,877
Diluted	116,851,588	109,069,524	107,427,877

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance December 31, 2008	-	$-	107,395,216	$107,395	$109,295,595	$(108,544,704)	$858,286

Conversion rights associated with issuance of convertible notes	-	-	-	-	35,000	-	35,000
Issuance of common stock options as compensation	-	-	-	-	160,505	-	160,505
Issuance of restricted common stock as compensation	-	-	77,917	78	27,898	-	27,976
Net loss	-	-	-	-	-	(2,152,605)	(2,152,605)

Balance December 31, 2009	-	$-	107,473,133	$107,473	$109,518,998	$(110,697,309)	$(1,070,838)
Conversion rights associated with issuance of convertible notes	-	-	-	-	612,250	-	612,250
Issuance of common stock options as compensation	-	-	-	-	227,124	-	227,124
Issuance of restricted common stock as compensation	-	-	75,118	75	(75)	-	-
Issuance of shares upon conversion of Accounts Payable	-	-	352,657	353	89,647	-	90,000
Issuance of common shares for cash	-	-	1,000,000	1,000	199,000	-	200,000
Issuance of common stock as the result of the exercise of employee stock options	-	-	18,200	18	4,350	-	4,368
Committed to be released shares	-	-	-	-	126,168	-	126,168
Conversion of notes	-	-	1,048,520	1,049	208,655	-	209,704
Net income	-	-	-	-	-	411,304	411,304

Balance December 31, 2010	-	$-	109,967,628	$109,968	$110,986,117	$(110,286,005)	$810,080
Issuance of common shares for cash	-	-	6,578,948	6,579	2,493,421	-	2,500,000
Issuance of shares upon conversion of Accounts Payable	-	-	300,752	301	119,699	-	120,000
Issuance of common stock options as compensation	-	-	-	-	462,431	-	462,431
Issuance of common stock as the result of the exercise of employee stock options	-	-	200,454	200	51,551	-	51,751
Employee restricted stock, including committed to be released shares	-	-	103,772	104	185,177	-	185,281
Conversion of notes	-	-	1,764,144	1,764	355,630	-	357,394
Net loss	-	-	-	-	-	(2,570,248)	(2,570,248)

Balance December 31, 2011	-	$-	118,915,698	$118,916	$114,654,026	$(112,856,253)	$1,916,689

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,570,248)	$411,304	$(2,152,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	75,741	63,356	64,353
Stock and options issued for services	647,712	353,292	188,481
Amortization of discount on debt	241,939	270,987	834
Changes in assets and liabilities:
Accounts receivable, trade	(82,356)	(508,343)	412,540
Prepaid expenses and other assets	(42,749)	(48,793)	51,597
Accounts payable	(101,640)	23,294	513,801
Accrued expenses	(155,554)	309,698	274,820
Deferred revenue and other current liabilities	(120,000)	10,000	85,405

Total adjustments	463,093	473,491	1,591,831

Net cash provided by (used in) operating activities	(2,107,155)	884,795	(560,774)

Cash flows from investing activities:
Capital expenditures	(78,138)	(11,637)	(20,901)

Net cash used in investing activities	(78,138)	(11,637)	(20,901)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,551,751	204,368	—
Proceeds of long term debt	—	1,730,000	200,000
Repayment of short-term notes payable	—	(340,000)	—
Repayment of capital lease obligations	(27,245)	(21,927)	(41,465)

Net cash provided by financing activities	2,524,506	1,572,441	158,535
Net increase (decrease) in cash and cash equivalents	339,213	2,445,599	(423,140)
Cash and cash equivalents, beginning of year	2,732,570	286,971	710,111
Cash and cash equivalents, end of year	$3,071,783	$2,732,570	$286,971

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization, Operations, and Liquidity:

Applied Nanotech Holdings, Inc. and its subsidiaries (“the Company”) are engaged in using nanotechnology to develop products for applications in the thermal management,  nanomaterials, nanosensors, and nanoelectronics areas, as well as the performance of significant research in those areas. We intend to obtain development revenues for applying our technology to specific applications for our development partners, to obtain royalty revenues from licensing this technology to those partners and others, and to sell products using this technology.

We incurred an operating loss in 2011, but expect to be profitable in 2012; however; unless we are able to operate profitably on a continuous basis as a result of revenues from either reimbursed research or license agreements, we may be required to seek additional funds through the equity markets, or raise funds through debt instruments to allow us to maintain operations. There is no assurance that additional license agreements will be signed, that commercialization of our technology and products will result in income from operations, or that funds will be available in the equity or debt markets, if needed. Management believes it will be able to operate profitability and if not, be able to secure additional funding, if needed.

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

A portion of our research and development has been funded by others. To the extent that other funding is not available, research and development may be internally funded by us or curtailed; however, our primary objective is to focus our resources on projects for which we receive funding.

The Company has a history of net losses and negative cash flow from operations, although these negative cash flows from operations have been decreasing over the past several years. We were profitable in 2010 and had positive cash flows from operations in 2010, and we expect to be profitable and have positive cash flow from operations in 2012. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, and do not include any adjustments that may be required if it were unable to continue as a going concern. Management believes that actions currently being taken, which primarily involve increasing revenues, will allow the Company to achieve profitability and allow the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), and Electronic Billboard Technology, Inc. (“EBT”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary nanocomposites, nanosensors, nanoelectronics, thermal management, and field emission technologies. EBT was primarily involved in the commercialization of electronic digitized sign technology, but has now sold its technology and is inactive.

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

Royalty Revenue - The Company recognizes royalty revenues based on the shipment of products by a licensee at the time the underlying product upon which the royalty is based is shipped by the entity paying the royalty, if that is able to be ascertained at the time. For minimum royalty payments paid by a licensee that are required for the licensee to maintain exclusivity, royalty revenue is recognized at the time the minimum royalty payment is due, which normally corresponds somewhat with the time that the payment is received. The Company recognizes license fees due at the time of the signing of a royalty agreement when the licensee has an enforceable commitment to pay. This normally corresponds with, or is reasonably close to, the time of receipt of the payment.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.           Summary of Significant Accounting Policies (continued):

Product Sales - Revenue from product sales is recognized at the time the product shipped. The Company’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are usually limited to the sale of samples, proofs of concepts, prototypes, or other items resulting from its research. Product sales are expected to increase in 2012.

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

Impairment

At each balance sheet date, the Company evaluates the carrying amount and the amortization period for its long-lived assets. If an indicator of impairment exists, it is recorded at that time. There have been no impairment charges recorded in any of the years presented in these financial statements.

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The Company has determined that no reserve for uncertain tax positions is required; however, tax years 2008 through 2011 remain open for examination by the U.S. Internal Revenue Service.

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

However, because of the interest expense associated with the notes payable, inclusion of the notes payable in the calculation of diluted earnings per share would have an anti-dilutive effect. In addition, since the Company incurred losses in 2011 and 2009, the inclusion of any potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect in those years. A small portion of the options outstanding have a dilutive effect and are included in the calculation of dilutive earnings per share. Because this effect is insignificant, basic and diluted per-share amounts are the same in all years presented.

	2011	2010	2009

Options	6,378,495	6,222,972	4,430,392
Warrants	181,524	1,304,353	1,304,353
Weighted average exercise price	$0.90	$1.10	$1.60
Convertible Notes Payable	9,079,530	10,180,301	1,004,495

Recently issued accounting pronouncements

There are no recently issued accounting pronouncements which have not been implemented in our financial statements that would have a material impact on our financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.           Summary of Significant Accounting Policies (continued):

Share-based payments

The Company has a stock based compensation plan described in greater detail in Note 9 to these financial statements. The Company uses the fair value method to account for stock-based compensation. The fair value of each award is estimated on the date of each grant. For restricted stock the fair market value is based on the market value of the stock granted on the date of the grant. For options, it is estimated using the Black Scholes option pricing model that uses the assumptions noted in the following table. Estimated volatilities are based on the historical volatility of the Company’s stock over the same period as the expected term of the options. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise behavior and to determine this term. The risk free rate used is based on the U.S. Treasury yield curve in effect at the time of the grant using a time period equal to the expected option term. The Company has never paid dividends and does not expect to pay any dividends in the future.

	2011	2010	2009

Expected dividend yield	0%	0%	0%
Risk Free Interest Rate	.35%-1.28%	.57%-1.40%	.37%-1.76%
Expected option term (in years)	3.5 – 5.0	3.5	2.0 - 3.5
Turnover/Forfeiture Rate	0%	0%	0%
Expected volatility	93% - 99%	98% - 102%	95% - 100%
Weighted-average volatility	96%	100%	98%

The Black-Scholes option valuation model and other existing models were developed for usein estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These option valuation models require the input of, and are highly sensitive to, subjective assumptions including the expected stock price volatility. Applied Nanotech Holdings’ stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions could materially affect the fair value estimate.

3.	Operating Lease Obligations:

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2014. Rental expense was $251,566; $190,697; and $194,649 for the years ended December31, 2011, 2010, and 2009,respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2010, were as follows:

2012	263,276
2013	247,847
2014	45,367
Total future minimum lease payments	$556,490

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Convertible Notes Payable:

Notes payable at December 31, 2011 and 2010 consisted of notes payable to shareholders. The notes are 30 month unsecured notes, bearing interest at 8%, and due in lump sums from June to October 2012, if not converted earlier. These notes, including any accrued interest, are convertible into shares of common stock at the option of the note holder at rates ranging from  $0.20 to $0.25 per share. The original face amount of the notes was $2,146,000; however, the conversion rights were valued at $647,250 and recorded as a discount to the note at the time of issuance. $834 of that discount was amortized to interest expense as of December 31, 2009, $271,821 of the discount was amortized to expense as of December 31, 2010, and $513,760 was amortized to expense as of December 31, 2011.  A total of $200,000 of these notes were converted to common stock in 2010 and an additional $326,000 was converted in 2011. The face amount of the remaining notes outstanding at December 31, 2011 is $1,620,000.  Three notes with a total face value of $500,000 are secured by a blanket security interest in all assets of the company. All of the outstanding notes are expected to be converted to common stock.

5.	Capital Lease Obligations:

Capital leases payable at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Capital lease equipment due in monthly installments of $3,322 through February 2014. The equipment value and lease obligation was determined using a discount rate of 12.35%. The equipment is included in plant and equipment at December 31, 2011 at a cost of $118,700 and with accumulated amortization of $10,670.	$86,377	$—
Capital lease equipment due in monthly installments of $816 through July 2013. The equipment value and lease obligation was determined using a discount rate of 14.08%. The equipment is included in plant and equipment at December 31, 2011 at a cost of $42,040 and with accumulated amortization of $28,727.	$15,497	$25,297
Capital lease equipment due in monthly installments of $1,492 through July 2011. The equipment value and lease obligation was determined using a discount rate of 12.27%. The equipment is included in plant and equipment at December 31, 2011 at a cost of $47,120, with accumulated amortization of $16,349.	—	10,445
Total capital leases	101,874	35,742
Less interest	12,614	4,606
Less current portion	40,701	17,317
Capital lease obligations, long-term	$48,559	$13,819

These leases result in minimum payments of $49,654; $45,576; and $6,644, respectively, from 2012 to 2014.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Property and equipment:
Plant and equipment	$1,222,309	$1,088,216
Furniture and office equipment	162,902	156,096
Leasehold improvements	41,627	19,019
Total carrying cost	1,426,838	1,263,331
Less accumulated depreciation	(1,123,783)	(1,048,042)
	$303,055	$215,289

Accrued liabilities:
Payroll and related accruals	$107,044	$406,475
Other	272,631	160,148
Total	$379,675	$566,623

Depreciation and amortization for the years ended December 31, 2011, 2010, and 2009 was $75,741; $63,356; and $64,353, respectively. Equipment held under capital leases and accumulated amortization on that equipment is included in these totals.

7.	Income Taxes:

The components of deferred tax assets (liabilities) at December 31, 2011 and 2010, were as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$22,752,000	$26,076,000
Stock based compensation	2,152,000	2,015,000
Research and experimentation credits	—	61,000
Partnership asset	39,000	39,000
Capitalized intangible assets	19,000	27,000
Difference in tax basis of assets	2,000	—
Foreign tax credit	619,000	619,000
Accrued expenses not deductible until paid	109,000	110,000
Total deferred tax assets	25,692,000	28,947,000

Deferred tax liabilities:
Depreciation	—	(1,000)

Net deferred tax assets before valuation allowance	25,692,000	28,946,000

Valuation allowance	(25,692,000)	(28,946,000)

Net deferred tax asset
	$—	$—

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Income Taxes (continued):

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2011, 2010, and 2009.

	December 31,
	2011	2010	2009

Expected income tax expense (benefit)	$(874,000)	$350,000	$(732,000)
Non-deductible expenses	12,000	15,000	11,000
Expiration of tax credit carryforwards	61,000	64,000	145,000
Expiration of NOL carryforwards	4,055,000	3,975,000	2,490,000
Foreign tax credit	—	(619,000)	—
Foreign taxes paid	—	618,750	—
Increase (decrease) in valuation allowance	(3,254,000)	(3,785,000)	(1,914,000)
Total tax	$—	$618,750	$—

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $74 million that expire from 2012 through 2030, that are available to offset future taxable income. The majority of these carry forwards expire after 2012. Additionally, the Company has tax credit carry forwards related to foreign taxes of $619,000 that expire in 2019.

Under certain circumstances issuance of common shares can result in an ownership change under Internal Revenue Code Section 382 which limits the Company’s ability to utilize carry forwards from prior to the ownership change. Any such ownership change resulting from stock issuances could limit the Company’s ability to utilize any net operating loss carry forwards or credits generated before this change in ownership. These limitations tend to relate to the timing of usage, rather than the loss of the ability to use these net operating losses.

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

No shares were issued in private placements in 2009; however, during 2010 and 2011, the Company issued shares of its common stock in a private placement in an exempt offering under Regulation D of the Securities Act of 1933. The 2010 shares were issued at a price that represented a slight discount to the market price of the stock at the time of the offering. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective November 22, 2010. A total of 1,000,000 shares were issued and proceeds of $200,000 were received. The 2011 shares were issued at the market price at the time of the offering and have not been registered for sale. In 2011, a total of 6,578,948 shares were issued and proceeds of $2.5 million were received.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Capital Stock (continued):

Committed to be released common shares

As discussed in Note 9, the Company awards restricted stock to employees as compensation. Shares awarded, but not yet issued and outstanding are accounted for as committed to be released shares.

At December 31, 2011, common stock was reserved for the following reasons:

Exercise of stock warrants	181,524
Conversion of notes payable and accrued interest	9,079,530
Committed to be released common shares	628,398
Exercise and future grants of stock options	7,683,789

Total shares reserved	17,573,241

9.	Stock Options:

The Company sponsors a stock-based incentive compensation plan, the 2002 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in September 2002.  A total of 5,000,000 shares were initially reserved for issuance under the plan. The plan was amended effective December 31, 2004 to increase the authorized shares to 8,000,000, and again effective December 12, 2007 to increase the authorized shares to 10,000,000. A total of 1,305,294 shares remain available for grant under this plan at December 31, 2011. The compensation cost that has been charged against income for this plan for the years ended December 31, 2011, 2010, and 2009 was $647,712; $353,292; and $188,481, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

The plan allows the Company to grant incentive stock options, non-qualified stock options, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who have been regular full-time employees of the Company or its present and future subsidiaries for more than one (1) year and at the date of the grant of any option are in the employ of the Company or its present and future subsidiaries. Historically, the Company has not granted incentive stock options. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Compensation Committee believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and are exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Compensation Committee of the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the plan.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Stock Options (continued):

The company issues new shares for all options exercised. It does not expect to repurchase any shares to facilitate future option exercises. The following table summarizes information about stock options outstanding, some of which are not expected to ultimately vest, and options currently exercisable under the option plan at December 31, 2011:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/11	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/11	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.00 - $0.50	4,319,560	8.0 Years	$0.36	3,615,444	7.8 Years	$0.34
$0.51 - $1.00	380,498	5.1 Years	$0.74	349,249	4.7 Years	$0.76
$1.01 - $2.00	608,396	5.0 Years	$1.31	608,396	5.0 Years	$1.31
$2.01 - $3.00	1,070,041	2.6 Years	$2.43	1,070,041	2.6 Years	$2.43

Total	6,378,495	6.6 Years	$0.82	5,643,130	5.9 Years	$0.87

Aggregate intrinsic value		$15,502			$15,502

The following is a summary of stock option plan activity:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at December 31, 2008	7,889,897	$1.36

Granted	658,065	$0.45
Exercised	—	—
Cancelled	(4,117,570)	$1.31

Options outstanding at December 31, 2009	4,430,392	$1.28

Granted	2,803,538	$0.37
Exercised	(18,200)	$0.24
Cancelled	(992,758)	$1.35

Options outstanding at December 31, 2010	6,222,972	$0.86

Granted	1,303,498	$0.43
Exercised	(200,454)	$0.26
Cancelled	(947,521)	$0.68

Options outstanding at December 31, 2011	6,378,495	$0.82

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Stock Options (continued):

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $0.28, 0.24, and $0.13, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, and 2010 was $59,635, and $2,002 respectively. No options were exercised in the year ended December 31, 2009. As of December 31, 2011, there was a total of $193,513 of unrecognized compensation cost related to 759,125 non-vested options granted under the plan. These unvested options all vest based on the passage of time over a one to two year period. All of this expense will be recognized in 2012.  The fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $462,431; $227,124; and $160,505, respectively.

The 2002 Equity Compensation Plan also allows the issuance of restricted shares of common stock. We issued 59,167 shares of restricted stock in 2009 in connection with the compensation of outside Directors. These shares were fully vested at the time of the grant, had a fair value of $15,383, and were granted at a price of $0.26. We recognized expense in the financial statements of $27,976 in the year ended December 31, 2009 relate to these shares and shares issued in 2008 that vested in 2009. The weighted average fair value of shares granted and vested during 2009 was $0.26. No restricted shares were granted to outside Directors in 2010 or 2011.

In 2010 and 2011, we also granted restricted stock to non-officer employees as part of their compensation. We granted a total of 381,237 shares with a value of $126,168 in 2010 and a total of 432,953 shares with a value of $185,281 in 2011, which represents the market price at the date of grant. A total of 75,118 shares were issued to employees in 2010 and 103,772 in 2011, and are included in issued and outstanding shares at December 31, 2010 and 2011, respectively. The remaining 628,398 shares are classified as committed to be released shares at December 31, 2011.

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

Common stock warrants

In 2007, we issued 1,304,353 warrants in connection with a private placement of the Company’s stock. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.50 per share through  the earlier of April 2011, or the date that the shares acquired in the private placement are sold by the shareholder. In March 2011, the expiration date was extended to the earlier of April 2013, or the date that the shares acquired in the private placement are sold by the shareholder. As of December 31, 2011 shares associated with 900,002 of the warrants are known to have been sold, shares associated with 222,827 of the warrants are assumed to have been sold, and shares associated with the remaining 181,524 warrants are still outstanding.

None of the warrants issued have ever been exercised and it is unlikely that the warrants will be exercised prior to the expiration date of April 2013.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Supplemental Cash Flow Information:

Cash paid for interest was $6,274; $5,764; and $8,356 for 2011, 2010, and 2009, respectively. Cash paid for income taxes in 2010 was $618,750. No cash was paid for income taxes in either 2011 or 2009. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2011	2010	2009

Non-cash financing activities:
Issuance of common shares in payment of accounts payable	$120,000	$90,000	$—
Issuance of note payable in payment of accounts payable	$—	$340,000	$—
Conversion of notes payable and accrued interest	$357,394	$209,704	$—
Issuance of notes payable to Officers and Directors in payment of accrued expenses	$—	$216,000	$—
Capital lease transactions	$85,369	$—	$31,607

12.	Retirement Plan:

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

Research and development commitments

As of December 31, 2011, the Company had several research contracts pending and in process. The total amount of those contracts is $4,386,430. Of that total, $2,118,252 has been recognized as revenue and $2,268,178 will be recognized in the future. The revenue to be recognized from these research contracts in 2012 is expected to exceed the cost of this research.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company makes significant expenditures for research and development. We seek funding for our research and development costs to reduce the cost of such expenditures to the Company. We only seek funding for projects that fit within our strategic vision. A substantial portion of our funded research has been from government contracts. Under government contracts, the government has the right to utilize the results for its purposes, and we have the right to utilize the technology for commercial purposes. Generally, when we contract with other entities, the entity is also conducting its own internal research related to application of our technology to its products and such expenditures by the entity frequently exceeds the amount of funding provided to the Company. Usually the entity has the first opportunity to license the technology at the conclusion of the project, if they desire. The costs of a particular research program may exceed the funding received; however, since the goal of the research is to ultimately lead to a license, our willingness to share part of the development cost is evaluated on a case by case basis.

The following schedule summarizes certain information with respect to research and development contracts:

	2011	2010	2009
Contract research revenues	$4,059,145	$4,057,400	$3,461,226
Direct costs incurred included in research and development expense	$2,338,863	$2,224,885	$1,595,216
Amount of additional funding commitments at December 31	$2,268,173	$3,361,453	$2,937,796

15.	Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. The Company had $1,674,684 and $1,351,982 in excess of the FDIC insurance limit on deposit at JP Morgan Chase & Co. at December 31, 2011 and 2010, respectively. There were no funds in excess of the FDIC limit at December 31, 2009. The Company held $261,578 and $720 in excess of the Securities Investor Protection Corporation limits in an account at Charles Schwab & Co. Inc. at December 31, 2011 and 2010, respectively.

The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies, services performed for large U.S. and multinational corporations, and royalties from large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Significant Customers:

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. In addition to the U.S. Government, the Company had three customers from which it has received in excess of 10% of its consolidated revenues in one or more of the past three years as set forth in the following table.

	Year ended December 31
Customer	2011	2010	2009
Ishihara Chemical Company, Ltd.	142,920	1,265,370	1,675,000
Sichuan Anxian Yinhee Construction and Chemical Company	1,500,000	—	—
Samsung Electronics Co., Ltd.	—	2,500,000	—

17.	Quarterly Financial Information (Unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2011
Revenues	$1,936,981	$1,662,534	$2,249,019	$638,927	$6,487,461
Operating income (loss)	(482,308)	(367,513)	22,350	(1,375,399)	(2,202,870)
Net (loss)	(613,797)	(433,119)	(62,066)	(1,461,266)	(2,570,248)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.00)	(0.00)	(0.01)	(0.02)

2010
Revenues	$1,009,636	$1,865,939	$949,233	$4,218,987	$8,043,795
Operating income (loss)	(520,811)	525,949	(939,541)	1,839,564	1,445,020
Net income (loss)	(569,940)	418,786	(1,053,997)	1,616,455	411,304
Earnings (loss) per share
Basic and Diluted	(0.01)	0.00	(0.01)	0.01	0.00

2009
Revenues	$824,525	$922,097	$1,506,673	$799,451	$4,052,746
Operating income (loss)	(831,466)	(652,735)	(2,750)	(657,442)	(2,144,393)
Net (loss)	(833,114)	(654,027)	(4,435)	(661,029)	(2,152,605)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.00)	(0.01)	(0.02)

Annual earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	Related Party Transactions:

We raised money in 2010 through the use of convertible notes payable. A portion of those notes were issued to Officers and Directors of the company. A total of $2,146,000 was raised from December 2009 through March 2010. Of this amount, $216,000 was from Officers and Directors of the Company. The $1,930,000 raised from outsiders, all of whom are believed to be shareholders, is convertible to common stock at a rate of $0.20 per share, a discount to the market price of the common stock at the time. The $216,000 payable to Officers and Directors is convertible to common stock at a price of $0.25 per share, the market price of the stock at the time. No discount to market was allowed for Officers and Directors. During 2011, a total of $21,000 of these notes were converted to common stock and the remaining $195,000 remain outstanding.

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

20.	Subsequent events:

From January 1, 2012 through February 29, 2012, we issued 222,222 shares of common stock to our patent attorney in payment of an accounts payable of $60,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by Applied Nanotech Holdings in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, Applied Nanotech Holdings performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

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

As of December31, 2011, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO)of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December31, 2011. Our independent auditors, Padgett Stratemann & Co., L.L.P. have issued an attestation report, which is included below, on our internal control.

Changes in Internal Control over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Applied Nanotech Holdings, Inc.:

We have audited the internal control over financial reporting of Applied Nanotech Holdings, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Applied Nanotech Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows of Applied Nanotech Holdings, Inc. and Subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion with an explanatory paragraph about the Company’s ability to continue as a going concern.

Padgett, Stratemann & Co., L.L.P.
San Antonio, TX
February 29, 2012

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages and certain information concerning the Directors and Executive Officers of Applied Nanotech Holdings.

Name	Age	Position	Director/Officer Since	Term Expires

Douglas P. Baker	55	Director, Chief Executive Officer, Chief Financial Officer	June 1996	2012
Dr.Zvi Yaniv	65	Director, President, Chief Operating Officer	July 1996	2012
Dr. Richard Fink	52	Executive Vice President	January 2008	N/A
Ronald J.Berman	55	Director	May 1996	2012
Tracy K. Bramlett	56	Director	September 2007	2012
David Li	31	Director	March 2011	2012
Paul F. Rocheleau	58	Director, Vice Chairman	May 2009	2012
Dr. Robert Ronstadt	70	Director, Chairman	January 2003	2012
Howard Westerman	59	Director	May 2007	2012
______________

Douglas P. Baker joined the Company as CFO in June 1996, has been a Director since May 2006, and has been CEO of Applied Nanotech Holdings, Inc. since May 2009. Mr. Baker is a Certified Public Accountant and has both a Bachelors in Business Administration and a Masters in Business Administration. Prior to joining the Company, Mr. Baker had prior experience in public accounting at a large regional CPA firm, as CFO of a small privately held company, and as a divisional controller at a large publicly held Company. Mr. Baker is also Chairman of the Board of Directors of Total Health Care, Inc., a non-profit Health Maintenance Organization and has been a member of the Board of Directors of that organization since 1987.

Dr.Zvi Yaniv has served as Applied Nanotech Holdings, Inc.’s President and Chief Operating Officer and a Director since July 1996. Dr. Yaniv is also CEO of Applied Nanotech, Inc., the only operating subsidiary of the Company and directs all operating activities of the Company. Dr.Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company, in May 1996, Dr.Yaniv operated a consulting practice and previously was President and CEO of Optical Imaging Systems Inc., a publicly held supplier of flat panel color liquid crystal displays to the avionics and defense industries.

Dr. Richard Fink is Executive Vice President of Applied Nanotech, Inc., a subsidiary of Applied Nanotech Holdings, Inc. Dr. Fink has a Bachelor in Science degree from South Dakota State University and a Masters in Science and Ph.D. in Physics from the University of Illinois and has worked for the Company since 1995. Dr. Fink is also the co-founder of the Nanomaterials Applications Center at Texas State University – San Marcos, and has been chairman of the Texas Chapter of the Society for Information Display since 2004.

Ronald J. Berman has been a Director since May 1996. After graduating law school with honors, Mr. Berman went into the private practice of law from 1980-1987. Mr. Berman co-founded Rock Financial (now Quicken Loans) in 1985 and was a member of its Board of Directors. Mr. Berman cofounded BEG Enterprises and served as its President from 1989 to 1998. Mr. Berman is currently President of R.J. Berman Enterprises, Ltd., a real estate investment company. Mr. Berman is a licensed attorney in both the states of Michigan in Florida. Mr. Berman filed for personal bankruptcy in 2011.

Tracy K. Bramlett is President of Industrial Hygiene and Safety Technology, Inc. (IHST), a privately held, full service industrial hygiene consulting company that he formed in 1987. IHST specializes in Indoor Environmental Quality issues. Prior to forming IHST, Mr. Bramlett was a corporate industrial hygienist for Burlington Northern Railroad.

David (Xin) Li has been a Director of the Company since March 2011 and is currently the Deputy Director of Project Development at Sichuan Anxian Yinhee Construction and Chemical Group Co., Ltd. (“YHCC”). Prior to that position, Mr. Li was general manager of Mianyang Vanetta Chemical Industrial Co., Ltd., a subsidiary of YHCC. Mr. Li holds an MSc in Accounting and an MSc in Biochemical Engineering.

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

Dr. Robert Ronstadt has been a Director since January 2003 and Chairman of the Board of Directors since May 2009. He holds a doctorate in international business and management of technology. Prior to retiring in 2006, Dr. Ronstadt was Vice President of Technology Commercialization for Boston University and Director of Boston University’s Technology Commercialization Institute.  For seven years, he was CEO and Chairman of Lord Publishing, Inc., a small privately held software and book publishing company, which he cofounded. He's also held senior academic and administrative positions at the University of Texas in Austin where he was Director of IC2 Institute and the J. Marion West Chair of Constructive Capitalism, professor of entrepreneurship at the Pepperdine University's School of Business Management, and a faculty member at Babson College in Wellesley Massachusetts.

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

The Board of Directors held four telephonic meetings in 2011 and all members of the Board of Directors attended greater than 75% of the meetings of the board of directors and meetings of the committees of the board on which they served with the exception of Mr. Rocheleau, who attended 30% of the meetings of the board and committees on which he served and Mr. Li, who attended 50% of such meetings in 2011. Mr. Li was a Director for only part of the year and attended one of the two board meetings held while he was a Director.

Shareholder Director Nominating Procedures

The Company has a charter for its nominating committee which can be obtained on the Company’s website at www.appliednanotech.net. The Company has a procedure in place for holders of the Company’s common stock to recommend nominees to the Company’s Board of Directors. These procedures are set forth in Article 9(b) of the Company’s Restated Articles of Incorporation (the “Restated Articles”), a copy of which is filed as Exhibit 3(I) to this Annual Report on Form 10-K. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in Article 9(b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Company which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serve as a Director if elected); and (ii) as to the shareholder giving the notice, (1) the name and address, as they appear on the Company’s books, of such shareholder and (2) the class and number of shares of the Company which are beneficially owned by such shareholder. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth in Article 9(b) of the Restated Articles. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed herein, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

Committees

The Board of Directors has three formal committees. The audit committee consists of Mr. Westerman and Mr. Rocheleau. The audit committee operates without a chairman and held one telephonic meeting in 2011. In addition, members of the committee independently reviewed drafts of the quarterly 10Qs and 10K prior to filing. The compensation committee consists of Mr.Berman, Mr. Bramlett, and Mr. Rocheleau. Mr. Berman is chairman of the compensation committee, which held five virtual meetings in 2011. The nominating committee consists of Mr. Westerman and Mr. Bramlett. The nominating committee operates without a chairman and did not meet during 2011. Prior to his resignation in October 2011, Mr. Everton was also a member of both the Audit and Nominating committees.

Audit Committee Financial Expert

The Board of Directors has determined that  Mr. Westerman and Mr. Rocheleau each qualify as an “audit committee financial expert” under applicable SEC rules and that all members of our audit committee qualify as “independent” as defined under applicable SEC rules.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all directors, officers, and employees of the Company. A copy of this Code of Ethics is publicly available on our website at www.appliednanotech.net.  The company will provide to any person, without charge upon their request, a copy of its code of ethics. Any such request can be made by mail to Mr. Doug Baker, Applied Nanotech Holdings, Inc., 3006 Longhorn Blvd., Suite 107, Austin, TX 78758, or by email to dbaker@appliednanotech.net.

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

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2011 through December 31, 2011, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for Mr. Berman, who filed a late form 4 in July 2011 related to a gift of shares made in March 2011. In addition, 202,792 of Mr. Berman’s shares were seized by a financial institution in May 2011 as security for a loan. Section 16(a) requires that Mr. Berman report the sale of these shares by the financial institution when it occurs. It is likely that the financial institution has already sold these shares, but no information has been reported to Mr. Berman and as such no Form 4 has been filed by Mr. Berman as a result of the sale of these shares.

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

The salary level for our executive officers was basically frozen from 2008 to 2010. As of January 1, 2008 the salaries were CEO - $300,000 (plus $24,000 rent subsidy, total $324,000); COO - $275,000; CFO - $225,000; and VP of Engineering - $125,000. When Mr. Baker, the CFO at the time, assumed the CEO duties in May 2009 as a result of the resignation of the previous CEO, his salary was adjusted to $275,000 the same as the COO, and it remained at that level through December 2010.  The salary of the COO remained unchanged from January 2008 through December 2010.  The salary of the VP of engineering remained unchanged at $125,000 from January 2008 to November 2010, when it was adjusted retroactively to July 1, 2010, to a rate of $145,000 per year. In addition, to the freeze, a significant portion of officer salaries from 2008 through 2010 were deferred, and a significant portion of those deferred salaries were invested in the convertible note offering in 2010. As of December 31, 2010, all deferred salaries had either been invested in the note offering, or paid. No additional deferral remained unpaid at December 31, 2010. As discussed more below, the following officer salaries for 2011 became effective January 1, 2011 – CEO - $325,000; COO - $325,000; and VP Engineering - $175,000. No salary increases have been implemented for 2012, as of the date of this filing.

Bonuses (Non-Equity Incentives)

We have a formula bonus plan covering all employees, including executive officers. This plan was originally established in 2004 and is based solely on the profitability of the company. This plan is designed to reward all employees when we are successful in reaching profitability. No bonuses were paid under this plan from 2004 to 2009, since we incurred losses in each of those years since adoption of the plan. We attained profitability in 2010, and as result, payments of $78,574 were paid to each of the CEO and the COO, and a payment of $40,000 was paid to the VP of engineering. No bonuses were paid for 2011. The maximum bonuses payable under this plan are $250,000 for the chief executive officer and for the chief operating officer. The maximum amounts would be payable if our pretax income is equal to, or exceeds $10 million. For purposes of this plan, pretax income is calculated using the accounting principles in effect at the time the plan was adopted, meaning stock based compensation using fair value is excluded from the calculation. There are no minimum amounts payable under the plan and the target amounts are equal to the maximum amounts payable. The compensation committee of the board of the directors also has the power to award discretionary bonuses; however, no such bonuses were granted in any of the years covered by this report.

Stock Based Compensation

All of our employees participate in our stock based compensation plans and receive awards of non-qualified stock options annually. We use non-qualified options because of the favorable tax treatment to us and the near universal expectation by employees in our industry that they will receive stock options. Historically, the majority of these awards have been performance based awards that only vest upon achievement of specific goals. For non-executive officer employees, these goals tend to be operational oriented goals relating to specific projects or potential projects. For executive officers, these goals are broader in nature and involve more substantial accomplishments. In 2010, we granted more time-based options, in total, than performance based options. All employees, including officers, had participated in salary reductions and accordingly we granted time-based options in 2010, to recognize this sacrifice. Following is a discussion of the option grants to executive officers.

In 2007, the compensation committee adopted a multiyear option program for executive officers covering the years 2008 to 2010. This program included a mixture of time based option and performance based options. The majority of these grants were performance based options with goals related to modified cash flow from operations and various earnings per share targets. Dr. Fink received options as part of this program; however, Dr. Fink became an executive officer effective December 31, 2007 and was not an executive officer at the time of the grant.

A portion of the goals related to options granted in 2007 were tied to cash flow goals for 2008. These options expired unvested as of December 31, 2008. In 2008 and 2009, the executive officers were granted performance based options that vested based on cash flow from operations goals. None of these goals were achieved and none of the options granted in 2008 and 2009 vested. In 2010, the officers were granted performance based options that vested if the Company achieved positive cash flow from operations for 2010. We did achieve positive cash flow from operations and those options vested in 2010. In 2011, the officers were also granted performance based options that would have vested if positive cash flow from operations had been achieved; however, it was not achieved and none of the options vested. We grant performance based options to align the interests of the executive officers with those of the shareholders.

As mentioned, we also granted time-based options to executive officers in 2010. This was the first time since 2007 that we granted options to executive officers that were not performance-based. Officer salaries had effectively been frozen since January 2008, with a significant amount of the frozen amount being deferred, so we felt it appropriate to grant non-performance based options.

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

Timing of Option Grants

We do not have a formal written policy related to the timing of option grants; however, we do have certain time periods when options are normally granted. At the present time, we do not have any analysts that follow our stock and the release of our quarterly financial reports normally has no noticeable impact on the price of our stock. As such, we do not have trading windows, nor do we limit option grants to any sort of windows. There are two normal situations where options are granted. The first would be at the time a new employee, including an executive officer, is hired. If a new employee receives options as part of starting employment, those options are granted either at, or shortly after, the employment start date.

Historically, the  majority of options granted are performance-based awards granted on an annual basis as part of a budgeting/goal setting process. For executive officers, the compensation committee meets annually to establish compensation levels, including salary, bonus, and options, for the year. This meeting normally occurs in late November or early December prior to the start of the new year - for example in December 2009 for 2010 compensation. It could, however, occur as early as November or as late as January. For 2011, the meeting occurred in January 2011. For all other employees, the goal setting process starts in December, but since it involves many more distinct goals and many more individuals, it is a longer process and as a result usually is not ready for submission to the Compensation Committee until January or later. Performance based awards for employees other than executive officers are generally annual awards that must either vest by the end of the calendar year, or they will expire unvested. At the time of the proposed award, we consider whether there are any known upcoming significant events, and have in the past delayed awards as a result of expected positive events.

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

When setting compensation levels for 2008, we considered the result of this study. Salaries were set at the previously disclosed levels for 2008 based on this study and in consideration of the fact that salary levels had been unchanged for three years. These new salary levels were, in general, still below average for the comparison companies. Until such time as the Company attains profitability, we believe it reasonable for salaries to continue to be below average. When the Company reaches profitability, it is anticipated that salaries will be adjusted to closer to market levels. Our bonus plan based on profitability remains in place, and it is anticipated that future bonuses will only be paid when we attain profitability. Finally, as previously described, we granted performance-based options to the executive officers in 2008, none of which vested.

We updated the previously mentioned compensation study at the end of 2008 and found that in general, compensation levels had increased at the comparison companies. We, however, left compensation unchanged for our executive officers for 2009. Since we had no intention of increasing salaries in 2010, we did not update our compensation study in 2010, but left salaries at 2009 levels.

We updated the study again in 2010 and, as expected, found that our executive officers remained at the bottom of the range in salary and compensation. Effective January 1, 2011, we adjusted officer salaries as follows: CEO - $325,000; COO - $325,000; and VP of Engineering - $175,000. This was based on several factors, including the fact that salaries had been frozen at previous levels for three years and that salaries remained below market. In addition, the total annualized salaries set for executive officers, now at $825,000 for 2011, is still lower than the comparable amount of $949,000 in 2008. When the previous CEO left in 2009 and Mr. Baker assumed the position of CEO as well as CFO, both Mr. Baker and Dr. Yaniv assumed additional duties. The Company is now operating with one less executive officer than it did back in 2008. In addition, this simply reinstates the CEO level salary to approximately the same level as it was for the prior CEO in January 2008. While the salary was $300,000 at the time, it was set at that level taking into account that the Company incurred an extra $24,000 in rent to maintain an office for the prior CEO in Dallas. The new rate of $325,000 for Mr. Baker and Dr. Yaniv, results in basically the same cost for each as for the prior CEO in 2008.

As of the date of this filing, the Company has not increased the compensation of its executive officers for 2012, despite the fact that compensation remains below market levels and at or below 2008 levels. It is anticipated that when the Company achieves sustainable profitability, salary levels will be adjusted to market levels. In addition, it is anticipated that as the Company grows, additional executive officers will be required, including separation of the CEO and CFO position. To attract qualified new executive officers, it is likely that the Company will be required to pay market salaries, or in the alternative, grant significant options to offset the reduction in cash compensation traditionally offered by the Company.

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

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee
Ronald J. Berman, Chairman; Tracy Bramlett; Paul F. Rocheleau

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2011, 2010 and 2009 by all individuals that served as Chief Executive Officer during 2011, the Chief Financial Officer, all individuals that were Named Executive Officers as of the end of the previous year, and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2011 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Douglas P. Baker (5)	2011	$325,000	$85,210	$0	$12,000	$422,210
Chief Executive Officer	2010	$275,000	$69,958	$78,574	$12,000	$435,532
Chief Financial Officer	2009	$251,956	$0	$0	$9,833	$261,789

Dr. Zvi Yaniv	2011	$325,000	$33,971	$0	$12,000	$370,971
Chief Operating Officer	2010	$275,000	$77,227	$78,574	$12,000	$442,801
	2009	$275,000	$0	$0	$12,000	$287,000

Dr. Richard Fink	2011	$175,000	$14,438	$0	$0	$189,438
Executive Vice President	2010	$135,000	$22,269	$40,000	$0	$197,269
	2009	$125,000	$0	$0	$0	$125,000

__________________

(1)	Salary amounts for all years for all officers reflect amounts earned or accrued during the year and do not reflect cash payments during the year.

(2)
Amounts included in the option awards column are calculated using fair value accounting. See Note 9 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. The amounts are calculated based on options granted during the year that are expected to vest. As discussed in the Compensation Discussion and Analysis, many of options granted are performance based options associated with specific goals. To the extent that the goals are not achieved, the options do not vest. The options issued in 2011 to all officers were performance based options that were expected to vest at the time of grant; however, all options granted to officers in 2011 expired unvested in 2011.

(3)	Amounts included in this column represent payments due under the company’s non-equity incentive plan and were paid in March 2011.

(4)	The amounts included in the “All Other Compensation” column represent automobile allowances in all years.

(5)	Mr. Baker became CEO, effective May 11, 2009 upon the resignation of the previous CEO.

GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (Shares) (2)
Name	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Option Awards; Number of Shares Underlying Options (3)	Exercise Price of Option Awards	Market Price on Date of Grant

Douglas P. Baker	01/28/11	01/28/11				0	120,000	120,000	0	$0.44	$0.44
	01/28/11	01/28/11				0	0	0	181,000	$0.44	$0.44

Dr. Zvi Yaniv	01/28/11	01/28/11				0	120,000	120,000	0	$0.44	$0.44

Dr. Richard Fink	01/28/11	01/28/11				0	50,000	50,000	0	$0.44	$0.44
	01/28/11	01/28/11				0	0	0	1,000	$0.44	$0.44

__________________

(1)	Non-Equity Incentive plan is described in greater detail in the Compensation Discussion and Analysis.

(2)	Performance-based option awards that vest upon the achievement of positive cash flow from operations in 2011. All expired unvested in 2011.

(3)	Grant was fully vested on date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Number Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Dr. Zvi Yaniv	30,000	-	$0.96	07/28/2013
	250,000	-	$2.73	12/31/2013
	250,000	-	$2.17	12/31/2014
	180,000	-	$1.19	12/03/2017
	150,600	-	$0.33	03/08/2020
	175,000	25,000	$0.33	03/08/2020

Douglas P. Baker (1)	13,000	-	$0.96	07/28/2013
	200,000	-	$2.73	12/31/2013
	150,000	-	$2.17	12/31/2014
	112,500	-	$1.19	12/03/2017
	117,600	-	$0.33	03/08/2020
	175,000	25,000	$0.33	03/08/2020
	181,000	-	$0.44	01/28/2021

Dr. Richard Fink	32,750	-	$1.00	12/31/2012
	6,875	-	$0.50	03/20/2013
	21,000	-	$0.56	04/16/2013
	19,881	-	$2.50	03/10/2014
	15,906	-	$2.17	01/01/2015
	3,487	-	$2.17	02/14/2016
	10,112	-	$2.25	04/11/2016
	16,713	-	$1.28	01/29/2017
	45,000	-	$1.19	12/03/2017
	26,100	-	$0.33	03/08/2020
	65,625	9,375	$0.33	03/08/2020
	1,000	-	$0.44	01/28/2021
	80,208	94,792	$0.44	01/28/2021

______________________

OPTION EXERCISE AND STOCK VESTED TABLE

Named executive officers exercised no options and received no vested stock awards in 2011.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

None of the named executive officers have formal written employment contracts, and therefore, there are no formal payments due on a change in control. Our 2002 Equity Compensation Plan, which covers all employees, including executive officers, includes a provision which accelerates the vesting of all unvested options upon certain change in control events. Any unvested options held by Named Executive Officers as of December 31, 2011 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table included in this item.

It is our policy to pay severance upon termination when termination is initiated by us and is for other than cause. We have no formal guidelines that cover all situations, but rather each case is handled based on a variety of factors. Factors considered include position, length of service, reason for termination, possible future relationships, as well as other potential factors. Payments may be made in a lump sum or in periodic installments and are usually accompanied by a severance agreement that includes a release, a non-disparagement clause, and possibly a non-compete agreement. In the case of executive officers, the minimum severance due, is one month of severance for each year or partial year of service at the Company, with a minimum of six months. In the case of the existing executive officers, that would equate to sixteen months for Dr. Yaniv and Mr. Baker, and seventeen months for Dr. Fink. This would be the minimum amount due upon company initiated termination.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

Dr. Robert Ronstadt	$18,150	$18,199	$36,349
Ronald J. Berman	$10,816	$16,777	$27,593
Paul F. Rocheleau	$8,533	$16,777	$25,310
Tracy K. Bramlett	$8,733	$15,354	$24,087
Howard Westerman	$8,733	$15,354	$24,087
Clinton J. Everton (2)	$5,500	$15,354	$20,854
David Li	$8,533	$5,753	$14,286

____________________

(1)
Amounts included in the option awards column are calculated using fair value accounting. See Note 9 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards.

(2)	Mr. Everton resigned, effective October 31, 2011.

In October 2011, at the initiation of the Outside Directors, the Board of Directors changed its compensation policy for Outside Directors. Compensation was changed from an option based plan to a mix of cash and options. Each director receives an annual retainer of $20,000, paid monthly at a rate of $1,667 per month. In addition, the Chairman, if an Outside Director, receives an additional annual retainer of $10,000, paid monthly at a rate of $833. Committee chairs are paid an additional annual retainer of $5,000 per year, paid monthly at a rate of $417. Each Director now also receives an annual grant of 50,000 fully vested options, paid quarterly at a rate of 12,500 options. No fees are paid for board meetings or committee meetings. The Board believed that the previous compensation program, based solely on options, did not adequately compensate Directors for their efforts and that the new program represents an appropriate mix of current cash and potential upside through options.

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

Director Ownership Requirements

We also have a policy related to stock ownership requirements that covers all Directors - both outside Directors and employee Directors. All Directors are required to own a minimum of 20,000 shares of Applied Nanotech Holdings, Inc. common stock. There is no time limit in which a new director must meet those requirements; however, until a Director owns a minimum of 20,000 shares, the Director is not allowed to sell any shares, including shares related to option exercises. Furthermore, if a Director owns in excess of 20,000 shares, that Director is not allowed to sell shares, whether owned or received as a result of the exercise of options, if at the completion of the transaction, it will result in an ownership position of less than 20,000 shares. All current Directors currently meet this ownership requirement with the exception of Director Rocheleau.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Berman, Mr. Bramlett, and Mr. Rocheleau. None of them is, or has been, an officer or employee of Applied Nanotech Holdings, Inc. nor do any of them have any relationships requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship existed during the fiscal year ended December 31, 2011, between Applied Nanotech Holdings’ Board of Directors, or Compensation Committee, and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Applied Nanotech Holdings, Inc. stock as of February 28. 2012, are listed below. This information is based on public filings as of December 31, 2011. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Sichuan Anxian Yinhee Chemical and Construction Company	6,578,948	5.52%
Jushi Town, Anxian 622656 Mianyang City, Sichuan Province, China

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Applied Nanotech Holdings’ common stock as of February 28, 2012, by each Director, each Named Executive Officer and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Shares Related to Convertible Note Payable (2)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class
Douglas P. Baker	1,236,600	464,000	100,000	1,800,600	1.49
Dr. Zvi Yaniv	1,073,100	301,600	160,000	1,534,700	1.27
Dr. Richard Fink	392,669	139,200	-	531,899	*
Ronald J. Berman	75,000	-	197,719	272,719	*
Howard Westerman	115,000	-	226,707	341,707	*
Dr. Robert Ronstadt	310,000	-	92,773	402,773	*
David Li (3)	36,250	-	6,578,948	6,615,198	5.26
Tracy Bramlett	115,000	-	28,333	143,333	*
Paul F. Rocheleau	125,000	-	1,667	126,667	*

All Executive Officers and Directors as a group (9 persons)	3,478,649	904,800	7,386,147	11,769,596	9.53%

*	Less than 1%

(1)
This column lists shares that are subject to options exercisable within sixty (60) days of February 28, 2012, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

(2)	This column lists shares that are obtainable as result of conversion of convertible notes payable at February 28, 2012.

(3)	Stock ownership is as a result of attribution from Sichuan Anxian Yinhee Chemical and Construction Company, of which Mr. Li is a Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

It is our written policy that all material related party transactions be approved by the Board of Directors, with any member of the Board affected by the related party transaction abstaining from the vote.

In 2010,  Directors Baker, Yaniv, Ronstadt, and Everton, as well as named executive officer Dr. Fink participated in a fundraising round consisting of convertible notes payable. The notes bear interest at a rate of 8% annually and for participants that were not affiliates of the Company, the notes are convertible to common stock at a conversion rate of $0.20 per share, which represented a slight discount to market at the time of the issuance. For Directors and Officers, the conversion rate was $0.25, which was greater than or equal to the market price of the stock at the time of commitment. The face of the notes was as follows: Baker - $100,000; Yaniv - $65,000; Fink - $30,000; Ronstadt - $12,000; Everton – $9,000. In 2011, Directors Ronstadt and Everton converted their notes and the related accrued interest into 52,156 and 39,148 shares of common stock, respectively.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Applied Nanotech Holdings’ annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2011, 2010 and 2009 were $66,670, $65,275 and $60,500.

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

It is the audit committee’s policy to pre-approve all services provided by the Company’s auditors. All services provided by Padgett Stratemann & Co. L.L.P. in 2011, 2010 and 2009 were pre-approved by the audit committee.

As of the date of this filing, Applied Nanotech Holdings current policy is to not engage Padgett, Stratemann & Co., L.L.P. to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that Applied Nanotech Holdings may engage Padgett, Stratemann & Co., L.L.P. to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

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

(b)	Reference is made to Item15(a) (3) above.

(c)	Reference is made to Item15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC.
By:	/s/ Douglas P. Baker
Douglas P. Baker, Chief Executive Officer, Chief Financial Officer March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas P. Baker Douglas P. Baker	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer. Principal Financial Officer, Principal Accounting Officer, and Director)	March 1, 2012

Dr. Robert Ronstadt* David Li* Ronald J. Berman* Dr. Zvi Yaniv* Howard Westerman* Tracy Bramlett* Paul F. Rocheleau*	Directors	March 1, 2012

*By:	//s// Douglas P. Baker
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

10.1*	Amended and Restated 2002 Equity Compensation Plan. (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
10.2*	Applied Nanotech Holdings, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.3*	Applied Nanotech Holdings, Inc. Compensation Committee Charter (Exhibit 10.18 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.4*	Applied Nanotech Holdings, Inc. Nominating Committee Charter (Exhibit 10.19 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
14 *	Applied Nanotech Holdings, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
11	Computation of Income (Loss) per Common Share
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certificate of Douglas P. Baker, Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

68