Form 10-Q
period 2012-03-31
Applied Nanotech Holdings, Inc
filed 2012-05-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

As of April 30, 2012, the registrant had 119,137,919 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$2,172,935	$3,071,783
Accounts receivable, trade – net of allowance for doubtful accounts	550,989	839,863
Prepaid expenses and other current assets	117,970	153,021

Total current assets	2,841,894	4,064,667

Property and equipment, net	352,993	303,055
Other assets	28,591	28,745
Total assets	$3,223,478	$4,396,467

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$486,772	$324,333
Convertible notes payable	1,540,782	–
Obligations under capital lease	56,084	40,701
Accrued liabilities	421,371	379,675
Deposits and deferred revenue	200,000	200,000

Total current liabilities	2,705,009	944,709

Obligations under capital lease, long-term	52,652	48,559

Convertible notes payable	–	1,486,510

Total liabilities	2,757,661	2,479,778

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 119,137,919 and 118,915,698 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	119,138	118,916
Additional paid-in capital	114,810,131	114,654,026
Accumulated deficit	(114,463,452)	(112,856,253)

Total stockholders' equity	465,817	1,916,689

Total liabilities and stockholders' equity	$3,223,478	$4,396,467

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Government contracts	$416,166	$1,251,092
Contract research	67,212	548,790
License fees and royalties	177,300	1,140
Other	116,458	135,959
Total revenues	777,136	1,936,981

Research and development	1,353,266	1,601,734
Selling, general and administrative expenses	942,004	817,555

Operating costs and expenses	2,295,270	2,419,289

Loss from operations	(1,518,134)	(482,308)

Other income (expense), net
Interest expense	(89,911)	(132,431)
Interest income	846	942

Loss before taxes	(1,607,199)	(613,797)

Provision for taxes	–	–

Net loss	$(1,607,199)	$(613,797)
Loss per share

Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	119,061,376	110,759,903

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,607,199)	$(613,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,121	14,883
Amortization of discount on debt	54,272	93,211
Stock based compensation expense	96,327	196,360
Changes in assets and liabilities:
Accounts receivable, trade	288,874	(344,671)
Prepaid expenses and other assets	35,205	(61,708)
Accounts payable and accrued liabilities	264,135	(169,618)
Deposits and deferred revenue	–	206,910

Total adjustments	764,934	(64,633)

Net cash used in operating activities	(842,265)	(678,430)

Cash flows from investing activities:
Capital expenditures	(47,492)	(8,508)
Net cash used in investing activities	(47,492)	(8,508)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	2,526,314
Repayment of capital lease obligations	(9,091)	(5,935)

Net cash provided by (used in) financing activities	(9,091)	2,520,379

Net increase (decrease) in cash and cash equivalents	(898,848)	1,833,441

Cash and cash equivalents, beginning of period	3,071,783	2,732,570

Cash and cash equivalents, end of period	$2,172,935	$4,566,011

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2012 and 2011, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2012 and 2011, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2011, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

2.  Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2012 and 2011, was $3,323 and $987, respectively. During the three months ended March 31, 2012 and 2011, the Company had non-cash transactions related to share based payments described in greater detail in Note 5, non-cash transactions related to the conversion of accounts payable into common stock described in greater detail in Note 4, and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Note 3. The Company also had a capital lease transaction in the amount of $28,567 in the three months ended March 31, 2012.

3.  Notes Payable and Long-Term Debt

We issued convertible notes payable in 2009 and 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due was $2,146,000, and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the note. $216,000 of these notes were issued to officers and directors of the Company. As of March 31, 2012, a total of $526,000 of these notes have been converted to common stock, leaving a remaining principal balance as of that date of $1,620,000. A total of $79,218 of unamortized discount remains to be amortized in future periods. During the quarter ended March 31, 2011, a total of $317,000 of principal and related accrued interest of $30,607 was converted into 1,724,996 shares of common stock. No notes were converted in the quarter ended March 31, 2012.

4.  Stockholders’ Equity

During the three months ended March 31, 2011, we issued 6,578,948 restricted shares of common stock and received proceeds of $2.5 million in an exempt offering under Regulation D of the Securities Act of 1933, and 107,587 shares for total proceeds of $26,314 in connection with the exercise of options by former employees. We also issued 157,895 shares of restricted common stock in payment of accounts payable in the amount of $60,000 during the same period, as well as 103,722 shares in connection with restricted stock payments to employees.  During the three months ended March 31, 2012, we issued 222,222 restricted shares of common stock related to the payment of $60,000 of trade payables  in an exempt offering under Regulation D of the Securities Act of 1933.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $96,327 and $196,360 in compensation expense in the periods ended March 31, 2012 and 2011, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock  in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For options issued in 2012, the same approximate assumptions were used.

6.  Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2011 annual report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

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

Three months ended March 31, 2012 and 2011

OVERVIEW

We are primarily a nanotechnology company engaged in the development of technologies, based principally on our intellectual property. We generate revenues by performing research services, licensing our technology, and selling products based on our technology. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licensing of our technology. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to incur significant additional research and development expenses in 2012 to further develop our technology. We are focused on commercializing our technology and obtaining sufficient revenue to cover our ongoing expenditures.

OUTLOOK

We expect our present cash balances, when combined with known and expected revenue sources, to enable us to operate through the end of 2012. However, our cash on hand is only adequate to allow us to operate through the end of September 2012.We expect to sign additional contracts during this time period which will extend that period further. This includes contracts we expected to sign in the first quarter that we now expect to sign in future quarters. We have also accelerated our spending on commercialization of our technology in March and April, which also causes us to use our cash more quickly. If we do not receive the expected revenue sources as quickly as anticipated, we may be required to cut back on our commercialization activities, or raise additional funding.

We have a plan to achieve profitability in 2012, and that plan anticipated a loss in the first quarter, which is expected to be offset by profits for the balance of the year. Since developing this plan, we have accelerated spending on commercialization activities that may make it difficult for us to achieve profitability this year. We also anticipate hiring additional sales resources in 2012 that would further increase our costs. A critical component of our plan is the receipt of additional revenues. These revenues must come from a variety of sources, including research revenues, license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees, and product sales by us.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present time, there can be no assurance that we will achieve our plan for profitability in 2012, or that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees or royalties at our present level of activity. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2012, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to obtain funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

During 2012 we have received new contracts with the U.S. government totaling approximately $1.4 million. These contracts, in addition to increasing our revenue backlog, will be of significant value in continued development of some of our high potential technologies, including our sensor technology and our thermal management material.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period from approximately $3.1 million at December 31, 2011 to approximately $2.2 million at March 31, 2012.  This decrease in cash is primarily the result of cash used in operating activities.

Our operating activities used $842,265 of cash in the quarter ended March 31, 2012 (the “2012 Period”), as opposed to the cash used by operating activities of $678,430 in the quarter ended March 31, 2011 (the “2011 Period”). The cash used in both periods is primarily the result of the net loss during the periods as further discussed below in the “Results from Operations” section. In  addition to the net loss, in the 2012 Period, the cash used in operations was affected by changes in working capital items. The use of cash in the 2012 Period was reduced by collection of receivables from the prior period and by an increase in the amount of trade payables at the end of the period.

We would expect our cash used in, or provided by, operating activities to fluctuate in future quarters in 2012, depending on the timing of receipt of various items. We expect positive cash flow from operations in future quarters in 2012, but not necessarily in all quarters, as a result of increasing revenues, particularly license agreements, while expenses increase at a much lower rate.

We had cash used in financing activities of approximately $9,000 in the 2012 Period related to payments made on capital lease obligations. Our cash provided by financing activities was approximately $2.5 million in the 2011 Period. This was the result of issuing common stock to increase our cash balance and solidify our financial position.

We used an insignificant amount of cash related to the purchase of equipment in both periods. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2012.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. Our current cash balance is relatively strong and our plan is to sign additional contracts so that we do not need to raise additional debt or equity in 2012 simply to support operations; however, in the event that we do need additional funds for strategic or commercialization purposes, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research, development  and commercialization activities. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2012. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2012 based on the receipt of research funding, license agreements, product sales, and other revenues. We are, however, accelerating spending on commercialization activities that may make it difficult for us to achieve profitability in 2012. Achievement of at least break-even would enable us to continue our research without seeking additional financing in the future.

Because the timing and receipt of revenues from product sales, or license and royalty agreements will be tied to the achievement of certain product development, testing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our operations or seek additional financing from other sources at some point in the future. The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our net loss for the 2012 Period was approximately $1.6 million, as compared with the net loss of approximately $600,000 for the 2011 Period. The reasons for the increased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2012, totaled approximately $800,000, compared to approximately $1.9 million for the same quarter in 2011. The revenues in both periods were substantially all the result of reimbursed research expenditures. The majority of the revenues in both periods came from government sources, which is included in government contract revenue in the statement of operations. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2012 to increase above the first quarter level in the majority of quarters. Our plan calls for targeted revenues of $8.9 million for 2012. Our business strategy is built on commercializing our technology through product sales and developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, or product sales, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a research revenue backlog of approximately $1.8 million as of March 31, 2012. We had a total research revenue backlog of approximately $3.0 million as of March 31, 2011, and a research revenue backlog of $2.3 million as of December 31, 2011. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel; however, we do plan to increase this backlog significantly throughout 2012 and an increase in revenue levels may require additional personnel. We expect our revenue backlog to continue to support our current revenue levels.

We incurred research and development expenses of approximately $1.35 million for the 2012 Period, a decrease from the approximately $1.6 million incurred in the 2011 Period. This decrease in research expenses is a direct result of the decreased research revenue in the 2012 Period. We expect research and development expenditures to remain near the current level for the balance of 2012; however, significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were approximately $942,000 for the 2012 Period, compared with approximately $817,000 for the 2011 Period. This increase in selling, general, and administrative expenses was primarily the result of increased selling expenses related to commercialization activities.

Our interest income is insignificant in both periods. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2012. Our interest expense, which is primarily the result of our convertible notes payable, decreased in the 2012 Period. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the notes. The interest expense decreased because a portion of the notes were converted in 2011.We would expect our interest expense to remain at levels for the second and third quarters of 2012. We expect the remaining notes to be converted in the third quarter of 2012, when they become due.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2012 through March 31, 2012, we issued 222,222 restricted shares of common stock in payment of an accounts payable of $60,000 in an exempt offering under Regulation D of the Securities Act of 1933.

ITEM 6.  EXHIBITS

(a)  Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 1, 2012
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