Form 10-Q
period 2012-06-30
Applied Nanotech Holdings, Inc
filed 2012-08-07
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐

Non-accelerated Filer  ☐    Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

As of July 31, 2012, the registrant had 119,171,607 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$690,994	$3,071,783
Accounts receivable – net of allowance for doubtful accounts	706,881	839,863
Prepaid expenses and other current assets	751,096	153,021

Total current assets	2,148,971	4,064,667

Property and equipment, net	327,466	303,055
Other assets	28,591	28,745
Total assets	$2,505,028	$4,396,467

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$746,125	$324,333
Convertible notes payable	1,591,532	1,486,510
Obligations under capital lease	58,379	40,701
Accrued liabilities	477,437	379,675
Deferred revenue	–	200,000

Total current liabilities	2,873,473	2,431,219

Obligations under capital lease, long-term	37,677	48,559

Convertible notes payable, long-term	457,895	–

Total liabilities	3,369,045	2,479,778

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 119,137,920 and 118,915,698 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	119,138	118,916
Additional paid-in capital	115,031,102	114,654,026
Accumulated deficit	(116,014,257)	(112,856,253)

Total stockholders’ equity (deficit)	(864,017)	1,916,689

Total liabilities and stockholders’ equity (deficit)	$2,505,028	$4,396,467

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Government contracts	$370,378	$1,081,544	$786,544	$2,332,636
Contract research	84,142	294,809	151,354	843,599
License fees and royalties	601,596	261,700	778,896	262,840
Product sales	65,618	5,518	134,488	20,338
Other	8,217	18,963	55,805	140,102
Total revenues	1,129,951	1,662,534	1,907,087	3,599,515

Research and development	1,377,005	1,391,906	2,730,271	2,993,640
Selling, general and administrative expenses	1,206,428	638,141	2,148,432	1,455,696

Operating costs and expenses	2,583,433	2,030,047	4,878,703	4,449,336

Loss from operations	(1,453,482)	(367,513)	(2,971,616)	(849,821)

Other income (expense), net
Interest expense	(98,052)	(78,140)	(187,963)	(210,571)
Interest income	729	12,534	1,575	13,476

Loss from continuing operations before taxes	(1,550,805)	(433,119)	(3,158,004)	(1,046,916)

Provision for taxes	–	–	–	–

Net loss	$(1,550,805)	$(433,119)	$(3,158,004)	$(1,046,916)

Earnings (loss) per share

Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding

Basic	119,137,920	118,756,832	119,099,859	114,758,368

Diluted	119,137,920	118,756,832	119,099,859	114,758,368

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,158,004)	$(1,046,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	54,554	30,601
Amortization of discount on debt	112,917	138,239
Stock based compensation expense	167,298	338,041
Changes in assets and liabilities:
Accounts receivable, trade	132,982	(447,942)
Prepaid expenses and other assets	(597,921)	(42,853)
Accounts payable and accrued liabilities	579,554	(195,867)
Deferred revenue	(200,000)	186,200

Total adjustments	249,384	6,419

Net cash used in operating activities	(2,908,620)	(1,040,497)

Cash flows from investing activities:
Purchases of property and equipment	(50,398)	(34,404)
Net cash used in investing activities	(50,398)	(34,404)

Cash flows from financing activities:
Repayment of capital leases	(21,771)	(12,061)
Proceeds from long-term debt	600,000	–
Proceeds from stock issuance, net of costs	–	2,551,751

Net cash provided by financing activities	578,229	2,539,690

Net increase (decrease) in cash and cash equivalents	(2,380,789)	1,464,789

Cash and cash equivalents, beginning of period	3,071,783	2,732,570

Cash and cash equivalents, end of period	$690,994	$4,197,359

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2012 and 2011, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2011, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2012 and 2011, was $7,069 and $1,783, respectively. During the six months ended June 30, 2012 and 2011, the Company had non-cash transactions related to share based payments described in greater detail in Note 5 and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Note 3. In addition, $60,000 of accounts payable were converted into common stock in each of 2012 and 2011, respectively. The Company also had a capital lease transaction in the amount of $28,567 in the six months ended June 30, 2012.

3.       Notes Payable and Long-Term Debt

We issued convertible notes payable in 2009 and 2010. These notes bear interest at a rate of 8% and are due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due was $2,146,000 and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount is being amortized to interest expense over the term of the notes. $216,000 of these notes were issued to officers and directors of the Company. As of June 30, 2012, a total of $526,000 of these notes have been converted to common stock, leaving a remaining principal balance as of that date of $1,620,000. During the six months ended June 30, 2011, a total of $326,000 of principal and related accrued interest of $31,394 was converted into 1,764,144 shares of common stock. During the six months ended June 30, 2012, an additional $600,000 of convertible notes payable, bearing interest at 8%, were issued. These notes and the related accrued interest are convertible into common stock at a rate of $0.16 per share and due in January, 2014. The value of the conversion rights were valued at $150,000, which was recorded as a discount and is being amortized over the term of the notes.

4.       Stockholders’ Equity

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

During the six months ended June 30, 2012, we issued 222,222 shares of common stock in payment of accounts payable in the amount of $60,000.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.       Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $167,298 and $338,041 in compensation expense in the periods ended June 30, 2012 and 2011, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For options issued in 2012, the same approximate assumptions were used.

6.       Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2011 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material effect on the financial statements.

7.       Subsequent Events

During the period from July 1, 2012 through July 31, 2012, the Company issued additional notes payable in the amount of $231,700 under the same terms as described in Note 3. The Company also paid an additional refundable deposit in connection with a potential acquisition in the amount of $370,000 in July 2012.

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

Six months ended June 30, 2012 and 2011

OVERVIEW

We are primarily a nanotechnology company engaged in the development of technologies, based principally on our intellectual property. We generate revenues by performing research services, licensing our technology, and selling products based on our technology. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licensing of our technology. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to incur significant additional research and development expenses in 2012 to further develop and commercialize our technology. We are focused on commercializing our technology and obtaining sufficient revenue to cover our ongoing expenditures.

OUTLOOK

We expect our present cash balances, which were approximately $700,000 at June 30, 2012, when combined with expected revenue sources and money being raised, to enable us to operate through the end of 2012. However, our cash on hand is only adequate to allow us to operate through the end of August, 2012. This has been reduced from the end of September 2012 time period identified in the 2012 first quarter 10Q as a result of the accelerated spending on commercialization also identified in our 2012 first quarter 10Q, including the costs related to a potential acquisition. We also expect to sign additional revenue generating contracts which will continue to extend this time period. If we do not receive the expected revenue sources as quickly as anticipated, we may be required to cut back on our commercialization activities, or raise additional funding beyond the amount currently planned.

We have a plan to achieve profitability in 2012, and that plan anticipated a loss in the first half, which was expected to be offset by profits for the balance of the year. Since developing this plan, we have accelerated spending on commercialization activities, including pursuing an acquisition opportunity. This will make it difficult for us to achieve profitability this year. We also anticipate hiring additional sales resources in August 2012 that will further increase our costs, but are necessary to build revenues. A critical component of our plan is the receipt of additional revenues. These revenues must come from a variety of sources, including research revenues, license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees, and product sales by us. In addition, we expect to continue our accelerated spending on commercialization, including costs related to our potential acquisition.

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

RECENT DEVELOPMENTS

In the second quarter of 2012, we formed a subsidiary, EZDiagnostiX, Inc., to focus on commercialization of our sensor technology and signed a non-binding letter of intent to acquire an existing company for the subsidiary. We are currently in the due diligence period and have provided refundable deposits related to the acquisition totaling $995,000. Of this $625,000 was paid in June 2012, and $370,000 in July 2012. The acquisition target had sales of approximately $12.5 million in 2011. Also in the second quarter of 2012, we began raising $2.0 million through the issuance of convertible notes payable that are due in 2014 and convertible into common stock at a price of $0.16 per share.

We received approximately $1.2 million of additional government contracts in July 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period from approximately $3.1 million at December 31, 2011 to approximately $700,000 at June 30, 2012. This decrease in cash is primarily the result of cash used in operating activities.

Our net cash used in operating activities increased from approximately $1.0 million in the 2011 Period to approximately $2.9 million in the 2012 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2012.

We had cash provided by financing activities in both periods. In 2012 we had cash generated from the issuance of notes payable in the amount of $600,000 and in 2011 we received approximately $2.5 million in proceeds from the issuance of common stock . There were insignificant amounts of cash used in financing activities in both periods related to payments on capital leases.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. We are currently raising funds to accelerate our commercialization activities and to facilitate a potential acquisition. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

We expect to continue to incur substantial expenses for research, development and commercialization activities. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2012. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We did, however, have a plan to operate profitably in 2012 based on the receipt of research funding, license agreements, product sales, and other revenues. However, our accelerated spending on commercialization activities, including a potential acquisition, will make it difficult for us to achieve profitability in 2012. Achievement of at least break-even would enable us to continue our research without seeking additional financing in the future.

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

RESULTS OF OPERATIONS

Our net loss for the second quarter ended June 30, 2012 was approximately $1.6 million as compared with a net loss of approximately $400,000 for the same period last year. Our net loss of approximately $3.2 million for the six months ended June 30, 2012 was increased from the loss of approximately $1.0 for the six months ended June 30, 2011. This increased loss was the result of reasons set forth below.

Our revenues for the quarter ended June 30, 2012 totaled approximately $1.1 million compared to approximately $1.7 million for the same quarter of 2011. For the six-month period ended June 30, 2012 (the “2012 Period”), our revenues were approximately $1.9 million as compared with approximately $3.6 million for the six-month period ended June 30, 2011 (the “2011 Period). The largest source of revenues in the 2012 Period was from contract research – approximately $938,000, of which approximately $787,000 of which was from government sources. This is a significant decrease from the 2011 Period and was the result of two main reasons. First, during 2011, we had a Phase 3 commercialization contract which resulted in $1.2 million in revenue in the 2011 Period. There was no such contract in 2012. In addition, we had significant research revenue from the NE Gas association in 2011, almost $500,000, whereas we had only approximately $50,000 in revenue from the same source in 2012. In addition, certain research contracts that we expected to receive were delayed in 2012. We received an additional $1.2 million in government research contracts in July 2012.

Our license fees and royalties increased significantly in 2012. Of the total of approximately $779,000 in royalty revenue, $500,000 was from the remainder of the YHCC license signed in 2011. The balance of approximately $279,000 was from Yonex. The 2011 amount was substantially all from Yonex. We also had a significant increase in our product sales from 2011 to 2012, which is the result of our increased focus in this area. We expect product sales to continue to grow throughout the remainder of the year.

We have a research revenue backlog of approximately $2.9 million as of the date of this filing, including the $1.2 million in contracts received in July, as compared to our backlog of approximately $1.1 million as of June 30, 2011, and $2.3 million at December 31, 2011. We have several quotes in process and we expect to land additional research contract and we expect our research revenue to increase during the third and fourth quarters of 2012. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for research purposes for the balance of the year, unless we receive significant new revenues.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2012 to increase above the level of the first two quarters. Our plan calls for targeted revenues of $8.8 million for 2012. We are currently behind our revenue plan and may not be able to make up the shortfall, particularly in the research area; however, our plan anticipated increased revenues in the third and fourth quarters. Our business strategy is built on commercializing our technology through product sales and developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, or product sales, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We incurred research and development expenses of approximately $2.7 million in the 2012 Period, which was down from the amount of approximately $3.0 million incurred in the 2011 Period. This decrease in research expenses is a direct result of the decreased research revenue in 2012. The decrease in expense was less than the decrease in research revenue since some of the expenses are fixed and a portion of the labor previously devoted to funded projects is now devoted to unfunded commercialization development activities. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase.

Our selling, general, and administrative expenses increased from approximately $1.5 million in 2011 to $2.1 million in 2012. The overwhelming majority of this increase, approximately $550,000, is the result of the formation of our sensor subsidiary and due diligence activities related to the planned acquisition for the subsidiary. The balance of the increase is primarily related to increased selling expenses related to other areas of our business.

Our interest income is insignificant in both periods. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2012. Our interest expense, which is primarily the result of our convertible notes payable, decreased in the 2012 Period. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the notes. The interest expense decreased because a portion of the notes were converted in 2011.We would expect our interest expense to remain at similar levels for the third and fourth quarters of 2012. We expect the notes due in the third quarter of 2012 to be converted or extended when they become due.

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

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: August 7, 2012	/s/ Douglas P. Baker
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

