Form 10-Q
period 2012-09-30
Applied Nanotech Holdings, Inc
filed 2012-11-02
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the registrant had 119,675,372 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$360,415	$3,071,783
Accounts receivable – net of allowance for doubtful accounts	435,948	839,863
Prepaid expenses and other current assets	698,881	153,021

Total current assets	1,495,244	4,064,667

Property and equipment, net	298,983	303,055
Other assets	28,591	28,745
Total assets	$1,822,818	$4,396,467

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$725,764	$324,333
Convertible notes payable	720,000	1,486,510
Obligations under capital lease	57,363	40,701
Accrued liabilities	670,625	379,675
Deferred revenue	–	200,000

Total current liabilities	2,173,752	2,431,219

Obligations under capital lease, long-term	23,874	48,559

Convertible notes payable, long-term	1,568,550	–
Total liabilities	3,766,176	2,479,778

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 119,505,007 and 118,915,698 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	119,505	118,916
Additional paid-in capital	115,197,203	114,654,026
Accumulated deficit	(117,260,066)	(112,856,253)

Total stockholders’ equity (deficit)	(1,943,358)	1,916,689

Total liabilities and stockholders’ equity (deficit)	$1,822,818	$4,396,467

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Government contracts	$436,729	$284,025	$1,223,273	$2,616,661
Contract research	98,888	242,782	250,242	1,086,381
License fees and royalties	109,000	1,608,103	887,896	1,870,943
Product sales	54,543	23,480	189,031	89,236
Other	6,345	90,629	62,150	185,313
Total revenues	705,505	2,249,019	2,612,592	5,848,534

Research and development	944,119	1,434,599	3,674,390	4,428,239
Selling, general and administrative expenses	875,638	792,070	3,024,070	2,247,766

Operating costs and expenses	1,819,757	2,226,669	6,698,460	6,676,005

Income (Loss) from operations	(1,114,252)	22,350	(4,085,868)	(827,471)

Other income (expense), net
Interest expense	(131,565)	(86,238)	(319,528)	(296,809)
Interest income	8	1,822	1,583	15,298

Loss from operations before taxes	(1,245,809)	(62,066)	(4,403,813)	(1,108,982)

Provision for taxes	–	–	–	–

Net loss	$(1,245,809)	$(62,066)	$(4,403,813)	$(1,108,982)

Earnings (loss) per share

Basic and Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average shares outstanding

Basic	119,381,717	118,853,585	119,194,845	116,155,990

Diluted	119,381,717	118,853,585	119,194,845	116,155,990

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,403,813)	$(1,108,982)
Adjustments to reconcile net loss to netcash used in operating activities:
Depreciation and amortization expense	83,037	50,084
Amortization of discount on debt	274,815	190,089
Stock based compensation expense	215,291	564,908
Changes in assets and liabilities:
Accounts receivable, trade	403,915	(174,692)
Prepaid expenses and other assets	(545,706)	(78,108)
Accounts payable and accrued liabilities	812,381	(134,572)
Deferred revenue	(200,000)	(314,250)

Total adjustments	1,043,733	103,459

Net cash used in operating activities	(3,360,080)	(1,005,523)

Cash flows from investing activities:
Purchases of property and equipment	(50,398)	(70,611)
Net cash used in investing activities	(50,398)	(70,611)

Cash flows from financing activities:
Repayment of capital leases	(36,590)	(17,602)
Proceeds from long-term debt	735,700	–
Proceeds from stock issuance, net of costs	–	2,551,751

Net cash provided by financing activities	699,110	2,534,149

Net increase (decrease) in cash and cash equivalents	(2,711,368)	1,458,015

Cash and cash equivalents, beginning of period	3,071,783	2,732,570

Cash and cash equivalents, end of period	$360,415	$4,190,585

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2012 and 2011, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2011, has been derived from the audited consolidated balance sheet as of that date.

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

The results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2012 and 2011, was $18,676 and $3,504, respectively. During the nine months ended September 30, 2012 and 2011, the Company had non-cash transactions related to share based payments described in greater detail in Note 5 and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Note 3. In addition, $120,000 of accounts payable were converted into common stock in each of 2012 and 2011, respectively. The Company also had capital lease transactions in the nine months ended September 30, 2012 and 2011 in the amounts of $28,567 and $85,369, respectively.

3.       Notes Payable and Long-Term Debt

We issued convertible notes payable in 2009 and 2010. These notes bear interest at a rate of 8% and were due in 2012. The notes and resulting accrued interest are convertible into shares of our common stock at rates of $0.20 to $0.25 per share. The face amount of the notes due was $2,146,000, and we valued the conversion rights at $647,250, which was recorded as a discount at the time of issuance. This discount was amortized to interest expense over the term of the notes. $216,000 of these notes were issued to officers and directors of the Company. As of September 30, 2012, a total of $526,000 of these notes have been converted to common stock, leaving a remaining principal balance as of that date of $1,620,000. Of these remaining notes, $900,000 were formally extended to 2014 and the remaining $720,000 were informally extended and reflected as current on the balance sheet. During the nine months ended September 30, 2011, a total of $326,000 of principal and related accrued interest of $31,394 was converted into 1,764,144 shares of common stock. During the nine months ended September 30, 2012, an additional $735,700 of convertible notes payable, bearing interest at 8%, were issued. These notes and the related accrued interest are convertible into common stock at a rate of $0.16 per share and due in January, 2014. The value of the conversion rights were valued at $208,475, which was recorded as a discount and is being amortized over the term of the notes.

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

During the nine months ended September 30, 2012, we issued 494,949 shares of common stock in payment of accounts payable in the amount of $120,000, and 94,360 shares in connection with restricted stock payments to employees.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. .       Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $215,291 and $564,908 in compensation expense in the periods ended September 30, 2012 and 2011, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For options issued in 2012, the same approximate assumptions were used.

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

Nine months ended September 30, 2012 and 2011

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

OUTLOOK

We expect our present cash balances, which were approximately $360,000 at September 30, 2012, when combined with expected revenue sources, to enable us to operate through the end of 2012. We expect to raise additional money to extend that period and we also expect to sign additional revenue generating contracts which will continue to extend this time period. If we do not receive the expected revenue sources as quickly as anticipated, we may be required to cut back on our commercialization activities, or raise additional funding beyond the amount currently planned.

We had a plan to achieve profitability in 2012, and that plan anticipated a loss in the first half, which was expected to be offset by profits for the balance of the year. Since developing this plan, we have accelerated spending on commercialization activities, including pursuing an acquisition opportunity. In addition, revenues from product sales have not increased as quickly as planned. That has made it unlikely that we can achieve profitability this year. A critical component of our plan is the receipt of additional revenues. These revenues must come from a variety of sources, including research revenues, license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees, and product sales by us.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present time, there can be no assurance that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees or royalties at our present level of activity. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2012, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to obtain funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

In October 2012, we amended our license agreement with Sichuan Anxian Yinhee Construction and Chemical Group to extend their exclusivity for our solar inks and pastes to a worldwide exclusive license. Under this amendment, we will receive an initial royalty payment of $500,000, of which $250,000 was received in October 2012, and $250,000 is payable in 2013 if we achieve certain technical specifications related to our silver paste. The original agreement contained a similar provision related to the specifications for aluminum pastes. Those specifications were achieved early this year and the payment tied to those specifications was received. We expect to achieve the specifications set forth for the silver paste and receive the contingent payment in 2013. In addition, if these specifications are achieved, the royalty rate on running royalties under the agreement will be increased from 3% to 3.5%.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position decreased during the period from approximately $3.1 million at December 31, 2011 to approximately $360,000 at September 30, 2012. This decrease in cash is primarily the result of cash used in operating activities.

Our net cash used in operating activities increased from approximately $1.0 million in the 2011 Period to approximately $3.4 million in the 2012 Period. This is primarily the result of operating factors discussed below in the “Results of Operations”, as well as management of working capital items.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2012.

We had cash provided by financing activities in both periods. In 2012 we had cash generated from the issuance of notes payable in the amount of $735,700 and in 2011 we received approximately $2.6 million in proceeds from the issuance of common stock . There were insignificant amounts of cash used in financing activities in both periods related to payments on capital leases.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock. We are currently seeking funds to accelerate our commercialization activities and to potentially facilitate a potential acquisition. While we expect to be able to obtain any funds needed for operations, there can be no assurance that any of these financing alternatives can be arranged on commercially acceptable terms. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

We expect to continue to incur substantial expenses for research, development and commercialization activities. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2012 and 2013. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We did, however, have a plan to operate profitably in 2012 based on the receipt of research funding, license agreements, product sales, and other revenues. However, our accelerated spending on commercialization activities, including a potential acquisition, has made it unlikely that we will achieve profitability in 2012. Achievement of at least break-even would enable us to continue our research without seeking additional financing in the future.

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

RESULTS OF OPERATIONS

Our net loss for the third quarter ended September 30, 2012 was approximately $1.2 million as compared with a net loss of approximately $60,000 for the same period last year. Our net loss of approximately $4.4 million for the nine months ended September 30, 2012 was increased from the loss of approximately $1.1 for the nine months ended September 30, 2011. This increased loss was the result of reasons set forth below.

Our revenues for the quarter ended September 30, 2012 totaled approximately $700,000 compared to approximately $2.25 million for the same quarter of 2011. For the nine-month period ended September 30, 2012 (the “2012 Period”), our revenues were approximately $2.6 million as compared with approximately $5.8 million for the nine-month period ended September 30, 2011 (the “2011 Period”). The largest source of revenues in the 2012 Period was from research services – approximately $1,474,000, of which approximately $1,223,000 of which was from government sources. This is a significant decrease from the 2011 Period and was the result of two main reasons. First, during 2011, we had a Phase 3 commercialization contract which resulted in $1.2 million in revenue in the 2011 Period. There was no such contract in 2012. In addition, we had significant research revenue from the NE Gas association in 2011, approximately $700,000, whereas we had only approximately $50,000 in revenue from the same source in 2012. In addition, certain research contracts that we expected to receive were delayed in 2012.

Our license fees and royalties decreased significantly in 2012. Of the total of approximately $888,000 in royalty revenue, $500,000 was from the remainder of the YHCC license signed in 2011. The balance of approximately $388,000 was from Yonex. The 2011 royalty revenues were $1.5 million from YHCC related to the solar inks license and the remaining $371,000 was from Yonex. We also had a significant increase in our product sales from 2011 to 2012, which is the result of our increased focus in this area. We expect product sales to continue to grow throughout the remainder of the year.

We have a research revenue backlog of approximately $2.4 million as of the date of this filing, as compared to our backlog of approximately $1.7 million as of September 30, 2011, and $2.3 million at December 31, 2011. We have several quotes in process and we expect to land additional research contracts and we expect our research revenue to increase during the fourth quarter of 2012. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for research purposes for the balance of the year, unless we receive significant new revenues.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (cont.)

At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2012 to increase above the level of the first three quarters. We are currently behind our revenue plan for 2012 and likely will not be able to make up the shortfall, particularly in the research area; however, our plan anticipated increased revenues in the third and fourth quarters. At our present pace, we would expect revenues to be approximately $4.0 million for 2012; however, we have potential agreements that, if completed, would increase that amount. Our business strategy is built on commercializing our technology through product sales and developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, or product sales, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We incurred research and development expenses of approximately $3.7 million in the 2012 Period, which was down from the amount of approximately $4.4 million incurred in the 2011 Period. This decrease in research expenses is a direct result of the decreased research revenue in 2012. The decrease in expense was less than the decrease in research revenue since some of the expenses are fixed and a portion of the labor previously devoted to funded projects is now devoted to unfunded commercialization development activities. In addition we have shifted some of our resources that were previously focused on R&D to the sales area as a result of our increased focus on commercialization. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase.

Our selling, general, and administrative expenses increased from approximately $2.2 million in 2011 to $3.0 million in 2012. The overwhelming majority of this increase, approximately $800,000, is the result of the formation of our sensor subsidiary and due diligence activities related to the potential acquisition for the subsidiary. The balance of the increase is primarily related to increased selling expenses related to other areas of our business, partially offset by cost reductions in other administrative areas.

Our interest income is insignificant in both periods. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2012. Our interest expense, which is primarily the result of our convertible notes payable, increased slightly in the 2012 Period. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the notes. We would expect our interest expense to remain at similar levels for the fourth quarter of 2012.

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

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: November 2, 2012	/s/ Douglas P. Baker
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

