Form 10-K
period 2012-12-31
Applied Nanotech Holdings, Inc
filed 2013-03-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012; or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

APPLIED NANOTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0273345
(State of Incorporation)	(IRS Employer Identification Number)

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

Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC Bulletin Board system on June 30, 2012 of $0.22, was approximately $25 million. As of February 28, 2013, the registrant had 125,418,492 shares of Common Stock issued and outstanding.

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

We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised; however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K, and 10-K reports to the SEC. Also note that we include a cautionary discussion of risks, uncertainties, and possibly inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

PART I.

When used in this document, the words “anticipate”, “believe”, “expect”, “estimate”, “project”, “intend”, “plan”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, intended, or planned. For additional discussion of such risks, uncertainties, and assumptions, see “Important Information Concerning Forward-Looking Statements” included at the beginning of this report and “Item 1A. Risk Factors” beginning on page 11 of this report.

Item 1.  Business.

DESCRIPTION OF BUSINESS

General

We are a global leader in nanotechnology research and development, with the goal of commercializing the technology that we develop. Our nanotechnology research is aimed at solving problems at the molecular level – working with the basic properties of matter to create new and improved materials and technologies. In our core focus areas, we have succeeded in overcoming the challenge of nanotechnology, which is how to controllably assemble the fundamental nanoparticle building blocks in order to achieve these new materials for both existing and new applications. Our research efforts are currently primarily focused on the areas of nanosensors, nanocomposites, nanoelectronics, and thermal management technology.

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

Since development of IP is a critical part of our strategy, before starting on, or accepting, a project, we analyze the potential to develop IP. As a result of this focus, we have built an extensive IP portfolio over the past 20 years, and we continue to develop new intellectual property every year. We have built a strong base of research revenues over the last four years; however, we cannot sustain profitability based solely on research revenues; therefore, it is critical for us to commercialize the technologies that we develop. Much of our research comes from government contracts, and there are restrictions that prevent us from earning a profit on, or even covering all of the costs associated with, government contracts. In addition, with private research contracts there is a relationship between revenues received on the contract and rights granted to the licensee under the contract. Since a critical component of any research contract is for us to retain the IP rights, we must contribute to the overall cost of the project, and therefore are unable to charge rates that result in us earning a profit on the contract. Our goal on private research contracts is, at a minimum, to cover all out of pocket costs and contribute to our overall overhead.

In commercializing our technology, we initially focused on licensing our technology to others. Our research partners frequently have licensing rights as a result of the research that they funded, and upon completion of the work, license the technology for specific applications. Our goal from our license agreements is to obtain upfront payments, generate recurring royalties based on product shipments by the licensee, and secure minimum royalty payments by the licensee in future years to maintain their license. In rare cases, we may license technologies for a one time upfront payment, either to induce the licensee to introduce a product so that others will follow and become potential licensees for us, or because the technology licensed is not part of our core business moving forward. License agreements and the royalties from product shipments are a critical element in us attaining sustainable long-term profitability. We expect to continue to pursue license agreements in those situations where we believe it is the best approach.

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

We intend to commercialize these high potential technologies through strategic relationships and direct sales of products using our technology. In 2011, we began direct sales of some of our products, and we expanded that focus in 2012. The direct sale of products using our technology is an important area of focus for us in 2013. We have added sales resources and see the build-up of our sales/marketing capability as critical to achieving our revenue growth targets in the coming years; however, many of our technologies require product redesign or adjustments to the manufacturing process, and the sales cycle for our products tend to have long lead times. However, once our technology is introduced in products, we would expect significant recurring sales.

Research and Development

Our research and development (R&D) activity is the driver of our technology innovations and is critical in developing and protecting our intellectual property, and therefore, we spend significant amounts on research and development. A significant portion of our research and development costs are associated with revenue producing projects and are a critical component of revenue generation for us. We spent $4,471,208; $5,517,937; and $4,716,363 on research and development in the years ended December 31, 2012, 2011, and 2010, respectively. This represents approximately 54%, 63%, and 62% of our total operating costs and expenses in each of those years. We expect to continue to invest heavily in research and development, and we expect our research and development costs for 2013 to be approximately 61% of our operating costs. We will continue to seek funding for a substantial portion of our research, as we have done historically.

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

Concept → Laboratory → Development → Pilot /Introduction → Commercialization

We have developed a distinctive competence in accelerating the process of moving ideas from the research lab into the marketplace. We currently have technologies that fall into all of these stages of development and to aid in the process of moving our technologies from concept to commercialization, we continually perform funded research for both government entities and large multinational corporations. This enables us to focus our resources in areas that have a high level of interest to end-users, and thus a high probability for commercialization. As research moves into the development phase, we also create venture or business unit teams to help accelerate commercialization for those emerging technologies that have the very highest probability for market success. We’ve also created pilot plant facilities for selected technologies to facilitate commercialization.

Business Segments

Our operations currently consist of only one reportable business segment. While we have four separate companies, since all of the revenue is currently derived from one company, we report as one segment. Applied Nanotech Holdings, Inc. (“ANHI”) is the parent company. ANHI is where we incur general operating overhead that is the approximate cost of being a public company, effectively the amount in excess of that which might be incurred by a private company performing these same activities. ANHI’s activities are generally limited to communicating and reporting to shareholders, consolidating financial information, monitoring activities at subsidiaries, and reviewing potential investments. The ANHI CEO oversees these activities.

Applied Nanotech, Inc. (“ANI”), a subsidiary of ANHI, has been the entire focus of our current efforts and until 2012 was our only operating subsidiary. ANI has its own management structure, including its own CEO, Dr. Zvi Yaniv, generated all of the revenues in the consolidated group during the periods presented, and performs all of the research and development. In 2012 we formed EZDiagnostix, Inc., (“EZDX”) and hired a CEO, Alan Jernigan, to run this new subsidiary. EZDX was formed to focus on commercializing our sensor technology and we expect EZDX to generate both development revenues and product revenues in 2013. Our new CEO of EZDX has significant commercialization experience, something we previously lacked within the overall organization. Electronic Billboard Technology, Inc. (“EBT”), a subsidiary of ANHI, is inactive, but could receive royalty revenues in the future.

Overall

We are a global leader in nanotechnology, focusing our efforts on research, development of proof of concepts and prototypes for proposed products, commercializing our technology, and licensing our technology to others. We are developing world-class technologies that generally fall under one of five technology platforms. These platforms are:

•	Nanosensor technology;

•	Nanocomposites, based on carbon nanotube composites;

•	Thermal management materials;

•	Nanoelectronics applications; and

•	Electron emission activities, primarily in the display area.

Our research and development efforts are all focused in the first four areas; however, we previously developed an extensive portfolio of intellectual property in the electron emission area, and we are actively seeking to monetize that IP by licensing or selling it. We are no longer actively pursuing any research projects in the electron emission area.

We intend to commercialize our core technologies by either licensing these technologies to others to allow them to manufacture products using our technology, by selling products ourselves, or in conjunction with strategic partners. We have no plans to establish any significant manufacturing facilities of our own for our products in the foreseeable future, and manufacturing is not a part of our core strategy. However, we do have a pilot facility that enables us to manufacture significant quantities of some of our products. To the extent that high volume manufacturing capabilities are needed for products using our technology, we intend to use manufacturing partnerships, joint ventures, or arrange to have products manufactured through contract manufacturers, whenever high volume manufacturing is needed. For certain high potential products and technologies, we are exploring establishing business units that would enable us to participate in, and profit from, the commercialization process beyond just licensing or selling the product, and to enable us to bring in resources to commercialize our technology more quickly than we could do on our own.

Sensors

Overview. We have greatly expanded our work and intellectual property in the area of sensor technology in the past few years. We expect nanosensors to become an increasingly important part of our business. Our approach to sensor technology offers the unique advantage of manipulating materials at the molecular level, where sensing events occur. We are pursuing a multiplatform approach to address specific market needs. Some of the potential applications are as follows:

Ion Mobility Sensors. We are currently developing sensors based on Ion Mobility Sensor (“IMS”) technology and Differential Mobility Spectroscopy (“DMS”). These sensors are ideal for use when both high sensitivity and high selectivity (low false positives) are required. We have also improved on existing IMS and DMS technology by developing our proprietary nonradioactive gas ionization sources to replace the radioactive isotopes that are currently used in these tools. We are currently involved in projects to develop highly sensitive Mercaptan and Methane sensors for use in the natural gas industry under funding from the North East Gas Association.

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

Because we believe this technology has such high potential, we have formed a subsidiary, EZDiagnostix, Inc., specifically to focus on commercialization of this technology. We have hired a CEO for the subsidiary that has significant commercialization experience, particularly in the medical diagnostics area.

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

Other Sensors. We have demonstrated that carbon nanotubes can be used to develop sensors for chemical, organic, and biological warfare agents. We have also demonstrated that carbon nanotubes and other nanodetectors can be used for the remote detection of explosives, sensors used in environmental monitoring, health care, the food industry, biotech-biopharma applications, genetic biosensors, and immunosensors. We are currently seeking funding to take our research in this area to the next level of development, which would include proofs of concept, and product development. Ideally, we would do this work with a development partner that would fund the development and license the technology for manufacturing upon completion, or in conjunction with a development partner under a government funding program. We most likely would have different development partners for different sensors that may be used in different industries.

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

Competition. A wide range of companies work with composite materials, including some working with CNT enhanced composites. Since each project is unique, our competition would come from different companies for different applications. Since we rely on patented technology, any competition comes from different composites, or different formulations of CNT composites. Some of the companies known to be working in the CNT composite area are Zyvex Performance Materials in Columbus, Ohio, GSI Creos in Tokyo, Japan, and Amroy Europe, Ltd. in Finland.

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

CarbAl™ is a carbon based metal nanocomposite comprised of 80% carbonaceous matrix and a dispersed metal component of 20% aluminum. We have also developed a simplified version of CarbAl™ based on graphite that is less expensive, but still ideal for many applications. CarbAl™ has a unique combination of low density, high thermal diffusivity, high thermal conductivity, and a low coefficient of thermal expansion that results in a material that far exceeds the capabilities of conventional passive thermal management materials. There is an extensive worldwide market for thermal management materials, and CarbAl™ is ideal for applications in the electronics industry, in LED displays, power strips, power LED lighting, and for concentrated photovoltaic solar cell systems.

In 2011, we were able to secure a reliable, high quality, production source for our CarbAl™ material and are now actively pursuing sales of the product. In addition to selling the base product, we have the capability to provide value added services such as segmenting, laminating, and printing directly on the CarbAl™ material. In January 2012, we increased our efforts in the thermal management industry related to direct sales of our product and will continue to focus our sales efforts in this area in 2013. Concentrated photovoltaic solar cells, for example, are a developing product and thermal management remains a significant problem.

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

To facilitate our development of conductive copper inks, we entered into a research and development agreement with Ishihara Chemical Company, Ltd., a leading industrial chemical products company headquartered in Japan, to develop conductive inks that can be deposited using an additive process such as ink-jet printing, aerosol-jet printing or screen printing. The target market for these technical inks includes printed circuit boards, flexible electronics and displays, communications instrumentation, and Radio Frequency Identification tags. Our work with Ishihara started with a feasibility study in early 2006 and culminated with a license agreement for copper inks and pastes in July 2009. As a result of this partnership, we have received over $2.5 million in research funding from Ishihara and a $1.5 million up-front license payment. Because of Ishihara’s heavy financial commitment to the project, all IP generated by the project is jointly owned by ANI and Ishihara and the license agreement signed in 2009 gave Ishihara the exclusive right to use this technology. Ishihara is currently readying its production facility and conducting pilot and prototype manufacturing. We expect Ishihara to introduce a product at some point in the future and we will receive a 4% royalty on product shipments by Ishihara. If, however, Ishihara chooses to give up its exclusivity, it will owe no future royalties.

We chose to start our work with conductive inks by focusing on nanocopper inks using copper nanoparticles because of copper’s superior electrical conductivity properties, low cost, and because it is the material of choice in the printed circuit board industry. We have been able to achieve electrical conductivity properties similar to that of bulk copper with these inks. In 2010, we, along with our partner, Ishihara Chemical, won an R&D 100 award, recognizing our inkjetable copper ink as one of the 100 most significant product innovations in 2010.

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

In 2011, we licensed our solar ink technology to Sichuan Anxian Yinhee Construction and Chemical Company (“YHCC”), a Chinese chemical company, for an upfront payment of $1.5 million. An additional payment of $500,000 was paid in 2012, after we achieved certain technical standards. This original license agreement covered Asia, excluding Korea and Japan, and also includes a 3% royalty on products sold by YHCC using our technology. YHCC constructed an $18 million facility in China dedicated to our technology. YHCC intends to establish a strong customer base using the paste so that it can seamlessly transition to the inks as the solar cell manufacturers transition from pastes to the inks. In 2012, we amended the license agreement with YHCC to cover the rest of the world in exchange for an upfront payment of $500,000. We received $250,000 in 2012 and the remaining $250,000 is due in 2013, after we achieve certain technical specifications for our silver paste.

In 2011, we also completed our pilot facility for inks. As a result of funding received from the U.S. Department of Energy, in the amount of $1.6 million, we established a small pilot manufacturing facility in Austin for these inks to facilitate accelerated development and testing by solar cell manufacturers. In this facility, we have the capability of producing up to 8 tons of ink or paste per year, which would be enough to supply a small solar cell manufacturer on an annual basis. Furthermore, the facility can be used for pilot production of all of our inks, not just the solar inks. We are in discussions with others regarding licenses or relationships related to solar inks that would cover the geographic areas not already included in the YHCC license.

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

Technical Inks Printing Solution (TIPS)

Conductive inks have the power to revolutionize many types of electronics manufacturing. Our strategy is to provide a comprehensive solution for end users by not only developing inks, but assisting in the process from start to finish. We call this our Technical Inks Printing Solution. As part of our concept, we have done extensive research on raw materials (nanoparticles). We have developed relationships with nanoparticle suppliers and are able to supply a variety of nanoparticles as a result of these relationships. In addition, we have conducted research and development on a variety of potential end user products to help develop specifications for the inks. We have also formed relationships with hardware manufacturers with the goal of providing seamless integration into high volume manufacturing for companies wishing to use conductive inks in their manufacturing processes.

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

Technology Agreements

Till Keesmann. In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for an initial payment of $250,000 and additional minimum royalties payments of $1.0 million, all of which were made. This agreement gave us the exclusive right to license these patents to others. In 2008, as part of a litigation settlement, and as the result of a lack of interest in these patents from potential licensees, we agreed to return the licensing rights to Mr. Keesmann. We retain our irrevocable right to use these patents and we are entitled to 50% of any royalties generated by these patents, up to a maximum of $1.2 million. We believe it is unlikely we will receive any royalties from these patents.

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

A portion of our revenue has consisted of reimbursement of expenditures under U.S. government contracts. We recognized $1,733,728 of revenue in 2012; $2,956,717 of revenue in 2011; and $2,920,030 of revenue in 2010, related to government contracts. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2012, we have several government contracts in process that have approximately $1.9 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We have been audited by the government, with no material changes, and in the future we expect to be audited by the government; however we expect the results of any government audits to have an insignificant effect on our financial statements.

Employees

As of February 28, 2013 we had 25 full-time employees, including 4 executive officers. At the present time, we do not anticipate the need to hire significant additional employees to support our plans for increasing revenue levels in the next 12 months; however, if revenues increase beyond expected levels, we may hire additional employees. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

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

If any of the potential products that are being developed using our technologies are successfully developed, it may not be possible for us or potential licensees to produce these products in significant quantities at a price that is competitive with other similar products. At the present time, the only significant revenue that we receive related to our technology is related to reimbursed research expenditures and development fees. These revenues are identified in our quarterly filings on Form 10-Q and our annual filings on Form 10-K in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections. The first products using our technology were introduced in the marketplace in 2011, and we began receiving royalties as a result. We anticipate receiving up-front license fees and royalties in 2013.

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

Our development partners have certain rights to jointly developed property and to license our technology

In some cases, we have committed to license our technology to our development partners upon completion of certain development projects that are in process. The terms of all such licenses have not yet been finalized. Our development partners usually also have rights to any jointly developed property; however, any such jointly developed property would likely be based, at least in part, on our underlying technology which would require our partners to enter into a license agreement with us. See also “Our technology development is in its early stages and the outcome is uncertain” above for further discussion. In the case of Ishihara, they have the right to use our jointly owned technology without license and the existing license agreement is only to preserve their exclusivity. They could choose to give up that exclusivity and then would owe no further royalties.

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

We have limited resources and our focus on particular products may result in our failure to capitalize on other opportunities

We have limited resources available to successfully develop and commercialize our technology. As of February 28, 2013, we had 25 full-time employees. There is a wide array of potential applications for our technology, and our limited resources require us to focus on specific product areas, while ignoring others. We focus our efforts on those projects for which we can obtain external funding since the availability of funding provides an external verification of the probability of commercial success of resulting products.

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

We have limited manufacturing capacity and experience

Our employees are primarily scientists, and we have no significant manufacturing experience. We have no established commercial manufacturing facilities, and we have no intention of establishing a large scale manufacturing facility on our own. We are focusing our efforts on licensing our intellectual property to others for use in their manufacturing processes, or working with strategic partners that have manufacturing capabilities. To the extent that any of the products that we develop require significant manufacturing facilities, we intend to either contract with a qualified manufacturer, or enter into a joint venture or other similar arrangement. We have established a pilot manufacturing facility for our inks, nanocomposites, and thermal management materials. Should the development proceed to the point where a production facility is required, we intend to license or contract with others for production.

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

We have a history of net losses

We have a history of net losses, although in 2010 we were profitable based on a one time licensing event. From our inception through December 31, 2012, we incurred net losses of approximately $118 million. Although we were profitable in 2010, and we expect to at least breakeven in 2013, there is no guarantee that we will be profitable in the future. We have incurred net income and losses for the ten preceding years as shown below:

Year Ended December 31	Net Income (Loss)

2003	($4,017,374)
2004	($7,139,109)
2005	($5,818,816)
2006	($6,593,892)
2007	($4,256,891)
2008	($2,685,867)
2009	($2,152,605)
2010	411,304
2011	($2,570,248)
2012	($5,129,150)

Although we expect to be profitable in the future, we may not be. It is not possible for us to achieve profitability solely based on our research revenues, given the rate limitations imposed by the government and market factors related to private research contracts. It is critical that we commercialize our technology to achieve profitability, whether that commercialization is the result of licensing, product sales, or other strategic relationships. Our profitability in 2013 is dependent upon a combination of signing of additional license agreements, obtaining additional research funding, product sales by our licensees, and product sales by us. We may, however, continue to incur additional operating losses for an extended period of time as we continue to develop our technologies. We do, however, expect the magnitude of those losses, if they continue, to decrease. Currently, we are primarily a contract research and development organization and are dependent on license agreements and research funding to achieve profitability. In order to continue development of our technology, we anticipate that substantial research and development expenditures will continue to be incurred. We have funded our operations to date primarily through the proceeds from the sale of our equity securities and debt offerings. Our auditors have included a going concern paragraph in their opinion on our financial statements, which could impact our ability to obtain financing, if needed. We expect to be profitable in 2013 and do not anticipate the need for any financing for basic operating purposes; however, we expect to raise capital for expansion, accelerate commercialization of our technologies, and retire debt, as needed.

We have only one current royalty agreement producing significant revenue

At the present time, our strategy is dependent on licensing our technology to other companies and obtaining royalties based on products that these licensees develop and sell. We are beginning to sell certain products ourselves; however, we have no plans to manufacture any products in significant quantities ourselves, and as such at the present time, and we have limited product revenues. We may enter into joint ventures or other business arrangements where we collaborate with others to sell or manufacture products. While we do have existing licenses, only one of the licensees are producing products at the present time, and therefore at the present time, we are receiving limited royalty revenue. Successful implementation of our strategy requires additional royalty bearing license agreements, as well as product sales by us. We expect at least two additional licensees to introduce products into the marketplace in 2013; however, there is no guarantee that products will be introduced, or that they will be successful.

We expect to license our technology to be used in many applications. See additional discussion in the risk factor above entitled “Our technology development is in its early stages and the outcome is uncertain”. It is our intention that all future license agreements will include a provision that requires the payment of ongoing royalties, although there is no assurance that will occur.

Our revenues have been dependent on government contracts in the past

Historically, a significant portion of our revenues have been derived from contracts with agencies of the United States government. The contracts are a critical revenue source for us and are critical to our development process. Following is a summary of those revenues for the past ten years:

Year Ended December 31	Revenues from Government Contracts	Percentage of Total Revenue
2003	$339,790	44%
2004	$305,721	80%
2005	$208,211	37%
2006	$583,236	52%
2007	$2,328,010	58%
2008	$2,295,887	58%
2009	$1,694,082	42%
2010	$2,920,030	36%
2011	$2,956,717	46%
2012	$1,733,728	48%

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

In addition, the current political environment and current budget deficits may result in cuts in government research funding, which could have a significant negative impact on us. Additionally, any delays in payment by the government as a result of the failure of Congress to increase any debt limitations, to extend debt deadlines, or other limitations imposed, would likely have a significant negative impact on us.

We have technologies subject to licenses

In May 2000, we licensed the rights to 6 carbon nanotube patents from Till Keesmann in exchange for an initial payment of $250,000 and additional minimum royalties payments of $1.0 million, all of which were made. This agreement gave us the exclusive right to license these patents to others. In 2008, as part of a litigation settlement, and as the result of a lack of interest in these patents from potential licensees, we agreed to return the licensing rights to Mr. Keesmann. We retain our irrevocable right to use these patents, and we are entitled to 50% of any royalties generated by these patents, up to a maximum of $1.2 million. We believe it is unlikely we will receive any royalties from these patents.

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

We have developed a plan to allow us to maintain operations until we are able to sustain ourselves. We achieved profitability in 2010 based on a significant license agreement, and while we incurred losses in 2011 and 2012, we expect to at least breakeven in 2013. We believe that we have the existing resources, including expected revenues and the refund of a $600,000 deposit we have reflected in prepaid expenses, to continue operations for a period through at least the end of 2013. New license agreements, or other agreements, may extend that period. Our cash on hand, however, is only sufficient to allow us to operate for approximately 30 days from the date of this filing. Our plan is primarily dependent on raising funds through the licensing of our technology, product sales, and revenue generated from performing contract research services. We expect to sign significant license and development contracts within the next year, although there is no assurance that this will occur.

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

The loss of key personnel could adversely affect our business

Our future success will depend on our ability to continue to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel may be intense. In addition, our limited financial resources make it difficult for us to pay market salaries. We may not be able to attract and retain all personnel necessary for the development of our business. In addition, some of the know-how and processes developed by us reside in our key scientific and technical personnel. The loss of the services of key scientific, technical and managerial personnel could have a material adverse effect on us until we are able to replace those personnel.

We have significant convertible debt

We have significant amounts of convertible debt due in January 2014. It is unlikely that we can generate sufficient cash flow to pay this debt and therefore are dependent upon the majority of the debt being converted to equity, or being replaced with another funding source. If debt holders do not convert, or otherwise agree to extend amounts due, we likely will be unable to meet our cash flow obligations and may be forced to curtail activities, or seek financing on less favorable terms.

We have limited resources

We are a small company with limited human and financial resources. Most of our competitors are larger than us with greater financial strength. Our limited resources may prevent us from moving as quickly as the market requires, or from taking advantage of all the opportunities that we have available to us on a timely basis. We do not have the resources to commercialize products ourselves and must rely on others for our ultimate success. Other competitors may move more quickly and gain an advantage by establishing a presence in the market place before us.

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

We have limited experience with product sales

We are increasing our focus on product sales and this is an important part of our business plan, however; we have limited experience in the sale of products and we do not have the financial resources to develop a strong sales force quickly. Our experience in generating revenue is through research and development agreements and license agreements. Product sales require a different skill set and will require us to hire new personnel to implement our business plan. Building a qualified sales force will take time. We may not be successful in our transition to a product sales model.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility in Austin that is used for our corporate headquarters and research and development activities under a lease expiring in February 2014. The lease calls for total payments of approximately $20,000 per month through February 2014.

We believe that these facilities are suitable for our current needs and will be adequate for our anticipated research, development, and administrative activities, at least through the end of the lease period. We continuously monitor our facility needs and, if circumstances warrant, we may move to a different facility at the end of the lease period. We would expect a new facility to be similar in size to our existing facility. If we embark on new research that requires significant additional employees, we may have to establish additional facilities.

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

		High	Low

2011	First Quarter	$0.70	$0.35
	Second Quarter	$0.53	$0.35
	Third Quarter	$0.42	$0.27
	Fourth Quarter	$0.34	$0.20

2012	First Quarter	$0.37	$0.22
	Second Quarter	$0.25	$0.17
	Third Quarter	$0.21	$0.14
	Fourth Quarter	$0.21	$0.05

2013	First Quarter (through February 22, 2013)	$0.20	$0.09

As of February 22, 2013, the closing sale price for our common stock as reported on the OTC Bulletin Board system was $0.14. As of February 22, 2013, there were approximately 350 shareholders of record for our common stock. This does not include shareholders holding stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 7,000 shareholders.

Cash Dividends

We have never paid cash dividends on our common stock, have no plans to pay any dividends, and it is unlikely that we will pay any dividends in the foreseeable future. We currently intend to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors.

Performance Graph

The following graph shows a comparison, since December 31, 2007, of cumulative total return for Applied Nanotech Holdings, the NASDAQ Market Index, and an index for Commercial Physical Research (SIC code 8731).

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Applied Nanotech Holdings, Inc.	100.00	22.22	21.30	35.65	25.00	9.26
NASDAQ Market Index	100.00	59.03	82.25	97.32	98.63	110.78
Commercial Physical Research (SIC Code 8731)	100.00	51.38	62.23	69.01	56.36	65.09

The performance graph assumes $100 invested on December 31, 2007 in our common stock, the NASDAQ Market Index, and an index based on a basket of stocks composing SIC Code 8731. The total return assumes reinvestment of dividends for the NASDAQ Market Index and the SIC Code Index. The total return is based on historical results and is not intended to indicate future performance. These dates represent arbitrary points in time and if different dates were presented, different results would be obtained.

Recent Sales of Unregistered Securities

We issued no unregistered shares of our securities in the fiscal quarter ended December 31, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Not Approved by the Shareholders of Applied Nanotech Holdings	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans (2)
	(a)	(b)	(c)
2002 Equity Compensation Plan (1)	6,289,754	$0.80	–
2012 Equity Compensation Plan	157,500	$0.23	4,739,737
Total	6,447,254	$0.80	4,739,737

(1)	The 2002 Equity Compensation Plan was approved by a wide majority of the shareholders actually casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote actually cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules.

(2)	This column excludes securities reflected in column (a)

There are no equity compensation plans approved by shareholders at the present time.

In 2002, the Company’s Board of Directors established the 2002 Equity Compensation Plan for the purpose of granting incentive or non-qualified stock options to employees or directors of the Company. The plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan to replace the 2002 plan. All options granted under both plans were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in such plan. A total of 5,000,000 options were authorized under the 2012 plan.

For a further description of the stock option plan described above, please see Note 9 to the Consolidated Financial Statements herein.

Item 6. Selected Financial Data

	2012	2011	2010	2009	2008
Revenues	$3,593,368	$6,487,461	$8,043,795	$4,052,746	$3,957,832

Net income (loss)	$(5,129,150)	$(2,570,248)	$411,304	$(2,152,605)	$(2,685,867)

Income (loss) per share	$(0.04)	$(0.02)	$0.00	$(0.02)	$(0.03)

Total assets	$1,692,813	$4,396,467	$3,844,383	$893,367	$1,792,489

Long-term obligations	$1,641,552	$48,559	$1,584,390	$196,958	$27,909

Net shareholders’ equity (deficit)	$(2,533,358)	$1,916,689	$810,080	$(1,070,838)	$858,286

Cash dividends per common share	$–	$–	$–	$–	$–

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should assist in understanding our financial condition, liquidity, and capital resources as of December 31, 2012, and the results of operations for the years ended December 31, 2012, 2011 and 2010. The Notes to our Consolidated Financial Statements included later in this report contain detailed information that should also be read in conjunction with this discussion.

OVERVIEW

We are engaged in research, development, and the commercialization of products that we develop or improve using nanotechnology. We focus on four main areas – Nanosensors, nanomaterials, thermal management, and nanoelectronics. We also possess extensive intellectual property related to electron emission technology. Our technologies, as well as many of the potential applications, are still new and in the early stages of development. To date, our revenue has primarily consisted of development projects involving either the U.S. government or large multinational corporations. We have also received upfront payments related to royalty agreements. In 2011, we also begin receiving royalties from the first products commercialized using our technology, and began directly selling some of the products that we have developed.

OUTLOOK

We expect our total cash needs for 2013 to be approximately $5.3 million. We intend to fund those needs through revenue sources including sales, reimbursements for research, and license agreements. We anticipate increasing our revenue in 2013 over 2012 levels. We had approximately $330,000 of cash and cash equivalents on hand as of December 31, 2012. We have focused on cutting expenses and increasing revenue to achieve at least break even. We believe we will be able to cover our cash needs for 2013; however, we have very little cushion for any unexpected expenses, and we may have to raise debt or equity funds to cover any shortfalls.

We have a history of net operating losses, but in recent years we have been focusing on increasing our revenues and reaching profitability. We were profitable in 2010 based on a one-time event, a license agreement with Samsung that resulted in revenue of $2.5 million and an additional gain of approximately $1.0 million; however, we incurred losses in 2011 and 2012. We are targeting at least breakeven operations and positive cash flow for 2013. There can be no assurances that we will be profitable in 2013 or the future; however, we believe that based on our recent results, our revenue backlog, products expected to be introduced in 2013, and the status of discussions with potential additional revenue sources, that we will be able to at least reach breakeven in 2013. We expect to continue our concentrated research and development of our technology in 2013, although full commercial development of many of our technologies likely will require additional funds in the future.

Based on our plan, we believe that we can reach the point where we can sustain ourselves on our own revenue. Our plan is primarily dependent on raising funds through the licensing of our technology and through reimbursed research arrangements. Our current cash balances, when combined with expected revenues sources and other assets that can be converted to cash, are expected to be adequate to insure that we can maintain our operations at the present level. We believe that we have the ability to continue to secure short term funding, if it were needed, to enable us to continue operations until our plan can be completed if this plan takes longer than anticipated. Our auditors have included a going concern paragraph in their opinion on our financial statements, which could impact our ability to obtain financing, if needed. While we expect to operate achieve at least breakeven and generate positive cash flow from operations in 2013, we may need to raise additional debt or equity to maintain an operating cash cushion to cover temporary shortages.

Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products, and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. Our plan is primarily dependent upon increasing the level of revenues that we achieved in 2012. Although we do not expect funding our operations to be an insurmountable problem, if adequate funds are not available from operations, or additional sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing of our products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain technologies or products. Such results could materially and adversely affect us.

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

Other - As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, and property and equipment. We depreciate our property and equipment over their estimated useful lives. We did not identify any impaired items in 2010, 2011 or 2012. We have not experienced significant bad debt expense, and we do not believe that we need an allowance for doubtful accounts for any exposure to loss in our December 31, 2012 accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance decreased significantly during the year – from approximately $3.1 million at December 31, 2011 to approximately $330,000 at December 31, 2012. Our working capital also decreased significantly, primarily as a result of our decrease in cash. Our current liabilities remained relatively constant, but a decrease in the current portion of long-term debt was offset by significant increases in accounts payable and accrued expenses as a result of cash conservation programs and working capital management.

The principal source of our liquidity has historically been from funds received from exempt offerings of our common stock. We received $2.5 million and $200,000 in 2011 and 2010, respectively, from issuance of our stock in private placements. We also issued convertible notes payable with a face amount of $935,700 and $1,946,000 in 2012 and 2010, respectively. These notes are convertible into common stock, and $549,200 of these notes have been converted as of December 31, 2012. We expect the majority of the remaining notes to be converted into common stock in 2013 and 2014. We did receive proceeds of approximately $50,000, and $4,000 from the exercise of stock options by current and former employees in 2011 and 2010, respectively.

We believe that our current cash level, when combined with our backlog, expected revenue, and the expected refund of a deposit reflected in prepaid expenses, is sufficient for us to operate at least through the end of 2013; however, our cash on hand as of the date of this filing only allows us to operate through the end of March, 2013. We expect to at least breakeven in 2013, and if that occurs, we will generate positive cash flow from operations and have no need to raise funding solely to continue operations. We have cut costs significantly, and if revenue sources do not materialize as quickly as we expect, we intend to cut expenses further to a level to enable us to continue operations, and may have to seek debt or equity funding to fill any gap.

Since December 31, 2012, we have received approximately $200,000 in additional convertible debt, and in the event that we were to need additional funds in the future, beyond the amount that we have on hand and those that we expect to receive as revenues or from other sources, we may seek to sell additional debt or equity securities. While we expect to be able to obtain any funds needed for operations, there is no assurance that any financing alternatives can be arranged on commercially acceptable terms. We believe that our success in maintaining profitability will be dependent upon the viability of products using our technology and their acceptance in the marketplace.

The primary factor that drives our cash provided by, or used in, operations is net income or loss. We had net operating losses in both 2012 and 2011 and therefore had cash used in operations in both of those years. We had net income in 2010 and therefore had cash provided by operations in that year. Factors affecting net income or loss are discussed in the Results of Operations section below. In 2012, because of our reduced cash position, a substantial portion of the net loss was offset by management of working capital items, including reduction of accounts receivable, increase in accounts payable, and deferral of officer, employee, and board compensation resulting in an increase in accrued expenses. The cash used in operations in 2011 relative to the net loss in that period is a much more normal relationship between the net loss and cash used in operations. We plan to generate positive cash flow from operations again in 2013, based primarily on achieving at least break-even operations and continued working capital management.

Cash used in investing activities was the result of the purchase of capital assets in all years. We would expect minimal cash to be used in investing activities in 2013. No material commitments exist as of December 31, 2012, for future purchases of capital assets.

Our contractual obligations as of December 31, 2012 consist of notes payable (including interest), operating leases, and capital leases. The notes payable are convertible into common stock at rates of $0.16 to $0.25 per share (including one in the amount of $110,000 convertible at a discount of 30% to market at the time of conversion) and many likely will be converted before their due dates in 2013 and 2014. A summary of our obligations at December 31, 2012 is as follows:

	Total	2013	2014	2015	2016	2017
Capital leases	$72,290	$61,632	$10,658	—	—	—
Operating leases	$369,115	$270,968	$64,619	$18,288	$15,240	—
Convertible notes payable	$2,925,880	$950,436	1,975,444	—	—	—

This table reflects the lease of our current facility through its expiration in February 2014. At that time, we may move to a less costly facility, or reduce our space at our present location. We would expect to sign a new lease prior to February 2014. We believe that we will have the cash available to meet our cash requirements for fiscal 2013, and we believe that many of the notes due in 2013 and 2014, including both principal and interest, will be converted to common stock rather than paid in cash.

RESULTS OF OPERATIONS

Business Segments. We operate with a single reportable business segment.

Revenues. Following is a summary of key revenue categories for the three years covered by this report.

	2012	2011	2010
Government Revenues	$1,733,728	$2,956,717	$2,920,030
Other Contract Research	$309,274	$1,102,428	$1,137,370
Upfront License Fees	$750,000	$1,500,000	$1,250,000
Product Royalties	$433,453	$499,638	$–
Product Sales	$228,200	$186,267	$83,979
Other Revenues	$138,713	$242,411	$152,416
Total Core Revenues	$3,593,368	$6,487,461	$5,543,795
Noncore Revenues	$–	$–	$2,500,000
Total Revenues	$3,593,368	$6,487,461	$8,043,795

Revenue backlog at December 31	$2,929,000	$2,268,000	$3,361,000

Our total revenue decreased significantly from 2011 to 2012, after increasing from 2010 to 2011 in our core areas. The main reason for the increase from 2010 to 2011 was the product introduction by Yonex which generated approximately $500,000 of product royalties in 2011, as compared to no royalties in 2010, plus increased upfront royalties in 2011.

Our revenues decreased in 2012 as a result of several factors. In the government revenue area, we had an extraordinary $1.6 million contract that spanned 2010 and 2011, resulting in increased government revenues in those years. In addition, we focused on product sales in 2012. This focus diverted resources from government contracts and proposals for new contracts. We were unable to generate product sales as quickly as we expected and we lost research revenue as a result of this reallocation of resources. We have pulled back on our product sales effort and are moving more slowly in that area. We are now focusing our rebuilding our core, bread and butter, research efforts and expect government contract revenues to increase to approximately $2.6 million in 2013. This same product sale focus negatively impacted our private contract research. In addition, we had a couple of large contracts that were completed in early 2012 that were not replaced. As a result of our increased focus in this area, we expect our private contract research to exceed $2.0 million in 2013.

Our royalty revenue – both upfront payments and product royalties decreased from 2011 to 2012, primarily as a result of our decreased focus on licensing. The upfront payments were all from YHCC in both 2011 and 2012, and the product royalties were all from Yonex in both years. We expect both of our upfront payments and product royalties to increase in 2013.

The revenue backlog as of December 31, 2012 results from several government programs and private contracts. The majority of these programs are currently in progress and generating revenue, with the remainder related to contracts awarded, but not yet started. The overwhelming majority of this backlog will be converted into revenue in 2013. The revenue backlog at December 31, 2010 was higher than normal for us because we had a Phase III commercialization project related to our solar inks in progress that started in late 2010. That project has been completed, and our backlog has returned to a more historically normal level. We also have some highly likely contracts that have not yet been finalized, and therefore, are not included in the backlog numbers as of December 31, 2012. In addition, Yonex has products in the market that are generating royalty revenue for us and will continue to do so in 2013, and we expect to sign additional licenses that will generate upfront payments, and possibly royalties, in 2013.

We expect revenue to be higher in 2013 than in 2012. We are targeting minimum revenues in 2013 of $7.0 million, an increase of approximately 100% over 2012. Of that, $2.9 million is already committed and in process, and we have specifically identified, and are working on, opportunities that would make up the majority of the remaining $4.1 million needed to achieve $7.0 million in revenue in 2013. There is no guarantee that these revenues will be obtained; however, we think this target is reasonable. Revenues could increase above these levels as a result of unanticipated royalty agreements or additional research revenues, but there is no assurance that this will occur, or that even the targeted minimum of $7.0 million in revenue will be achieved. We are currently pursuing opportunities in several areas that could result in additional revenue in 2013.

Cost of sales. Because we do not ship significant amounts of products or provide homogenous services, we do not incur costs of sales in the traditional sense. We do keep track of our costs on individual projects, but because there is a wide variation in cost percentages, presenting cost of sales information is not meaningful. Government sponsored research has nominal or no gross margins and is primarily just a reimbursement of costs. In some cases we charge nominal amounts for projects that have much higher costs because we are proving a concept that will be helpful to us in other areas, or are seeking a significantly larger follow up contract with the customer. In other instances we may perform research contracts that have significant positive margins because we are able to capitalize on work that we have done and knowledge that we have gained in the past. At the present stage of our development, it is more meaningful to look at total research and development costs in conjunction with revenues than to look at solely internally funded research projects and the cost of research associated with revenue producing contracts. We have, however, broken out some of our costs in the R&D discussion below.

Research and development. Following is a summary of research and development expenditures for the past three years.

	2012	2011	2010
Direct Materials – Funded Projects	405,014	1,016,803	580,854
Direct Materials – Internal Projects	422,675	486,836	667,318
Direct Subcontractors – Funded Projects	321,332	236,826	364,702
Direct Subcontractors – Internal Projects	–	18,813	3,200
Direct Labor - Funded Projects	734,263	1,030,037	675,659
Direct Labor – Internal Projects	552,330	398,569	508,383
Overhead Labor	296,450	339,343	294,439
Benefits	634,037	768,727	700,962
Facilities and supplies	937,894	1,006,203	746,523
Other Overhead	167,213	215,780	174,323
Total Research and development	$4,471,208	$5,517,937	$4,716,363

Our research and development spending varies with revenue, as a significant portion of our spending is on funded programs. Our spending on internal projects in 2012 was largely in support of potential product sales – working with potential customers, tailoring our technology to products, and providing samples, as well as continued refinement of our licensed products, as opposed to new research. Subcontractors are usually involved in specific projects and the amount spent on subcontractors depends on the type of contracts that we have in process at any particular time.

Our labor and benefits in the research and development area also varies with the amount of revenue. Our labor devoted to internal projects in 2012 was, like material, largely in support of potential product sales and continued refinement of licensed technologies.

We expect to continue to incur substantial expenses in support of additional research and development activities related to the commercial development of our technologies. We expect to incur approximately 10% less research and development related expenditures in 2013 than those incurred in 2012, as we cut back on spending on internal projects and focus on funded projects. We may, however, incur more research and development expense in 2013 than presently expected. We are pursuing numerous opportunities for research contracts and depending upon the nature of the contracts signed, we may require more research materials than expected, or we may require additional personnel. If research revenue does not materialize as expected at the present time, we would likely reduce research expenditures accordingly.

Selling, general, and administrative. Following are some key components of selling, general, and administrative expense:

	2012	2011	2010
Labor and benefits	$1,525,923	$1,162,202	$1,174,596
Board of Director costs	$180,038	$180,153	$43,679
Professional fees	$876,964	$474,764	$299,776
Patent expense	$629,985	$744,658	$393,217
Trade shows and conferences	$83,734	$134,695	$123,193
Patent license commission	$–	–	460,938
Other S, G, & A	$503,652	$475,922	$409,277
Total selling, general, and administrative	$3,800,296	$3,172,394	$2,904,676

The most significant cost in selling, general and administrative expense is labor and benefits. After remaining relatively constant in 2010 and 2011, we experienced an increase in 2012. This increase was almost entirely related to new hires, and spending, in the sales and marketing area, as we focused on product sales. We would expect labor and benefits to decrease in 2013 from the 2012 level, as we have cut back on our sales and marketing efforts.

Board of Director costs were similar in 2012 and 2011, but significantly higher than 2010, as a result of the new Board compensation package adopted at the end of 2010.

We also spend a significant amount on patents. Our patent expense decreased from approximately $745,000 in 2011 to approximately $630,000 in 2012 as we did an extensive review of our portfolio and discontinued maintenance payments on old patents that we considered to no longer have value to us. Our patent expense was lower than normal in 2010, when reached a favorable resolution on a fee dispute with our previous patent firm that resulted in us paying less than the amount previously billed. We expect patent expense to remain at similar levels in 2013 as it was in 2012, although we are continuing to review our patent portfolio and will eliminate or sell any patents we no longer consider useful to us as part of our core strategy.

In 2010, we retained a patent broker to represent us in auctioning a portion of our electron emission patent portfolio. This broker also represented us in the transaction with Samsung Electronics. The portion of the fee allocated to the license portion of the Samsung agreement was $460,938 and is included in selling general and administrative expense. No such fees were incurred in 2011 or 2012.

We expect total selling, general, and administrative expenses to be approximately $2.6 million in 2013, as we focus on keeping costs low to match our revenue levels. If revenues increase above anticipated levels, or other unanticipated transactions occur, our selling, general and administrative expenses could increase above expected levels.

Gain on sale of intellectual property and other assets.

In 2010, we had a gain related to the sale of intellectual property. We entered into a transaction with Samsung Electronics Co., Ltd whereby we sold 29 patents (11 U.S. and 18 foreign counterparts) and licensed approximately 150 additional patents in exchange for a one-time payment of $3.75 million. The proceeds of $3.75 million were allocated between the patents sold and the patents licensed. A total of $2.5 million was allocated to the license and recorded as license revenue. A total of $1.25 million was allocated to the patents sold. The gain of $1,019,531 represents the sale proceeds of $1.25 million reduced by a pro rata share of the expenses related to a patent broker associated with the transaction. The balance of the gain came from the sale of miscellaneous items.

Other income. Following is a summary of other income for the last three fiscal years.

	2012	2011	2010
Interest expense associated with capital leases	$(11,025)	$(6,274)	$(5,764)
Interest expense associated with notes payable	$(187,797)	$(135,879)	$(144,953)
Interest expense associated notes payable discount	$(253,779)	$(241,939)	$(270,987)
Interest income	$1,587	$16,714	$2,031
Miscellaneous income	$–	$–	$4,707

Our convertible notes bear interest at a rate of 8%. In addition, the value of the conversion feature was recorded as a discount at the time of issuance and is being amortized to expense over the life of the notes. We expect approximately $200,000 of interest expense on notes in 2013, as well as roughly $180,000 of additional discount amortization in 2013.

Our interest income is earned as a result of the investment of excess cash balances. Our interest income is negligible in all years, and we expect it to be negligible in 2013.

Provision for taxes. In 2010, we paid $618,750 of Korean taxes that were withheld related to the previously described transaction with Samsung. No such taxes were paid in 2011 or 2012. These Korean taxes are available to offset U.S. income taxes in the future. As a result of net operating loss carry forwards and credits available, we have no liability for U.S. income taxes in any year and expect no such liability in 2013, or the near future.

Overview

The largest single component of cost that we incur is payroll related expense. Excluding the cost related to stock based compensation, we incurred payroll related expense of approximately $3.2 million in 2010, $3.3 million in 2011, and $3.6 million in 2012. The increase in 2012 was primarily related to increased spending in the sales and marketing area. We expect payroll related expense in 2013 to decrease to approximately $3.3 million, as a result of our cost reduction efforts. We expect our spending rate for 2013, excluding any revenue, to average approximately $575,000 per month. Based on this, we believe we can reach breakeven at a revenue level of $7.0 million, but there is no assurance that this will occur, or that we will achieve that level of revenue. We are, however, targeting minimum revenues of $7.0 million in 2013. The monthly spending rate of $575,000 includes approximately $100,000 per month of non-cash expenses, resulting in a cash spending rate, excluding any revenue of approximately $475,000 per month on average.

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
Austin, Texas

We have audited the accompanying consolidated balance sheets of Applied Nanotech Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Nanotech Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

Padgett, Stratemann & Co, L.L.P.
San Antonio, Texas
February 28, 2013

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$331,579	$3,071,783
Accounts receivable, trade – net of allowance for doubtful accounts	369,409	839,863
Prepaid expenses and other current assets	692,541	153,021
Total current assets	1,393,529	4,064,667

Property and equipment, net	270,693	303,055
Other assets	28,591	28,745
Total assets	$1,692,813	$4,396,467

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$813,505	$324,333
Convertible notes payable , net of discount of $45,000 and $133,490	755,800	1,486,510
Obligations under capital lease	56,680	40,701
Accrued liabilities	855,264	379,675
Deferred revenue	103,370	200,000
Total current liabilities	2,584,619	2,431,219
Obligations under capital lease, long-term	10,480	48,559
Convertible notes payable, net of discount of $133,186 and $0	1,631,072	–
Total long-term liabilities	1,641,552	48,559
Total liabilities	4,226,171	2,479,778
Commitments and contingencies	–	–

Shareholders’ equity (deficit) :
Preferred stock, $1.00 par value, 2,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, 160,000,000 shares authorized, $.001 par value, 119,699,286 and 118,915,698 shares issued and outstanding, respectively	119,699	118,916
Additional paid-in capital	115,332,346	114,654,026
Accumulated deficit	(117,985,403)	(112,856,253)
Total shareholders’ equity (deficit)	(2,533,358)	1,916,689
Total liabilities and shareholders’ equity (deficit)	$1,692,813	$4,396,467

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010

Revenues
Contract research	$309,274	$1,102,428	$1,137,370
Government contracts	1,733,728	2,956,717	2,920,030
License fees and royalties	1,183,453	1,999,638	3,750,000
Product sales	228,200	186,267	83,979
Other	138,713	242,411	152,416

Total revenues	3,593,368	6,487,461	8,043,795

Operating costs
Research and development	4,471,208	5,517,937	4,716,363
Selling, general and administrative expenses	3,800,296	3,172,394	2,904,676

Total operating costs	8,271,504	8,690,331	7,621,039

Gain on sale of assets and other intellectual property	–	–	1,022,264

Income (loss) from operations	(4,678,136)	(2,202,870)	1,445,020

Other income (expense):
Interest income	1,587	16,714	2,031
Interest expense	(452,601)	(384,092)	(421,704)
Other	–	–	4,707

Total other income (expense)	(451,014)	(367,378)	(414,966)

Income (loss) before taxes	(5,129,150)	(2,570,248)	1,030,054

Provision for taxes	–	–	618,750

Net income (loss) applicable to common shareholders	$(5,129,150)	$(2,570,248)	$411,304
Earnings (loss) per share
Basic and diluted	$(0.04)	$(0.02)	$0.00
Weighted average common shares outstanding
Basic	119,311,519	116,851,588	108,835,772
Diluted	119,311,519	116,851,588	109,069,524

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2009	–	$–	107,473,133	$107,473	$109,518,998	$(110,697,309)	$(1,070,838)
Conversion rights associated with issuance of convertible notes	–	–	–	–	612,250	–	612,250
Issuance of common stock options as compensation	–	–	–	–	227,124	–	227,124
Employee restricted stock, including committed to be released shares	–	–	75,118	75	126,093	–	126,168
Issuance of shares upon conversion of accounts payable	–	–	352,657	353	89,647	–	90,000
Issuance of common shares for cash	–	–	1,000,000	1,000	199,000	–	200,000
Issuance of common stock as the result of the exercise of employee stock options	–	–	18,200	18	4,350	–	4,368
Conversion of notes	–	–	1,048,520	1,049	208,655	–	209,704
Net income	–	–	–	–	–	411,304	411,304
Balance December 31, 2010	–	$–	109,967,628	$109,968	$110,986,117	$(110,286,005)	$810,080
Issuance of common shares for cash	–	–	6,578,948	6,579	2,493,421	–	2,500,000
Issuance of shares upon conversion of accounts payable	–	–	300,752	301	119,699	–	120,000
Issuance of common stock options as compensation	–	–	–	–	462,431	–	462,431
Issuance of common stock as the result of the exercise of employee stock options	–	–	200,454	200	51,551	–	51,751
Employee restricted stock, including committed to be released shares	–	–	103,772	104	185,177	–	185,281
Conversion of notes	–	–	1,764,144	1,764	355,630	–	357,394
Net loss	–	–	–	–	–	(2,570,248)	(2,570,248)
Balance December 31, 2011	–	$–	118,915,698	$118,916	$114,654,026	$(112,856,253)	1,916,689
Issuance of shares upon conversion of accounts payable	–	–	494,949	495	119,505	–	120,000
Issuance of common stock options as compensation	–	–	–	–	223,025	–	223,025
Conversion of notes	–	–	145,306	145	23,104	–	23,249
Conversion rights associated with issuance of convertible notes	–	–	–	–	288,475	–	288,475
Employee restricted stock, including committed to be released shares	–	–	143,333	143	24,211	–	24,354
Net loss	–	–	–	–	–	(5,129,150)	(5,129,150)
Balance December 31, 2012	–	$–	119,699,286	$119,699	$115,332,346	$(117,985,403)	$(2,533,358)

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,129,150)	$(2,570,248)	$411,304
Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	111,327	75,741	63,356
Stock and options issued for services	247,379	647,712	353,292
Amortization of discount on debt	253,779	241,939	270,987
Changes in assets and liabilities:
Accounts receivable, trade	470,454	(82,356)	(508,343)
Prepaid expenses and other assets	(539,366)	(42,749)	(48,793)
Accounts payable	609,172	(101,640)	23,294
Accrued expenses	508,196	(155,554)	309,698
Deferred revenue and other current liabilities	(96,630)	(120,000)	10,000

Total adjustments	1,564,311	463,093	473,491

Net cash provided by (used in) operating activities	(3,564,839)	(2,107,155)	884,795

Cash flows from investing activities:
Capital expenditures	(50,398)	(78,138)	(11,637)

Net cash used in investing activities	(50,398)	(78,138)	(11,637)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	2,551,751	204,368
Proceeds of long term debt	935,700	–	1,730,000
Repayment of short-term notes payable	–	–	(340,000)
Repayment of capital lease obligations and long term debt	(60,667)	(27,245)	(21,927)

Net cash provided by financing activities	875,033	2,524,506	1,572,441
Net increase (decrease) in cash and cash equivalents	(2,740,204)	339,213	2,445,599
Cash and cash equivalents, beginning of year	3,071,783	2,732,570	286,971
Cash and cash equivalents, end of year	$331,579	$3,071,783	$2,732,570

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

We incurred an operating loss in 2012, but expect to at least breakeven in 2013; however; unless we are able to operate profitably on a continuous basis as a result of revenues from either reimbursed research or license agreements, we may be required to seek additional funds through the equity markets, or raise funds through debt instruments to allow us to maintain operations. There is no assurance that additional license agreements will be signed, that commercialization of our technology and products will result in income from operations, or that funds will be available in the equity or debt markets, if needed. Management believes it will be able to operate profitability and if not, be able to secure additional funding, if needed.

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

The Company has a history of net losses and negative cash flow from operations. We were profitable in 2010 and had positive cash flows from operations in 2010, but had losses in 2011 and 2012. We expect to reach at least breakeven in 2013. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, and do not include any adjustments that may be required if it were unable to continue as a going concern. Management believes that actions currently being taken, which primarily involve increasing revenues, will allow the Company to achieve profitability and allow the Company to continue as a going concern.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Summary of Significant Accounting Policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Nanotech, Inc. (“ANI”), EZDiagnostix, Inc. (“EZDX”), and Electronic Billboard Technology, Inc. (“EBT”), after the elimination of all significant intercompany accounts and transactions. ANI is primarily involved in developing products for applications using the Company’s proprietary nanocomposites, nanosensors, nanoelectronics, thermal management, and field emission technologies. EZDX is focused on commercializing the Company’s sensor technology. EBT was primarily involved in the commercialization of electronic digitized sign technology, but has now sold its technology and is inactive, but could receive royalties in future years.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Product Sales - Revenue from product sales is recognized at the time the product shipped. The Company’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are usually limited to the sale of samples, proofs of concepts, prototypes, or other items resulting from its research. Product sales are expected to increase in 2013.

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

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The Company has determined that no reserve for uncertain tax positions is required; however, tax years 2009 through 2012 remain open for examination by the taxing authorities.

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

However, because of the interest expense associated with the notes payable, inclusion of the notes payable in the calculation of diluted earnings per share would have an anti-dilutive effect. In addition, since the Company incurred losses in 2012 and 2011, the inclusion of any potential common shares in the calculation of diluted loss per-share would have an anti-dilutive effect in those years. A small portion of the options outstanding have a dilutive effect and are included in the calculation of dilutive earnings per share in 2010. Because this effect is insignificant, basic and diluted per-share amounts are the same in all years presented.

	2012	2011	2010

Options	6,447,254	6,378,495	6,222,972
Warrants	181,524	181,524	1,304,353
Weighted average exercise price	$0.80	$0.90	$1.10
Convertible notes payable	16,469,961	9,079,530	10,180,301

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

	2012	2011	2010

Expected dividend yield	0%	0%	0%
Risk Free Interest Rate	0.39%-0.51%	0 .35%-1.28%	0.57%-1.40%
Expected option term (in years)	3.5 – 5.0	3.5 – 5.0	3.5
Turnover/Forfeiture Rate	0%	0%	0%
Expected volatility	94% - 100%	93% - 99%	98% - 102%
Weighted-average volatility	96%	96%	100%

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

3.       Operating Lease Obligations:

The Company leases various facilities and equipment under operating lease agreements having terms expiring at various dates through 2016. Rental expense was $274,538; $251,566; and $190,697 for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2012, were as follows:

2013	270,968
2014	64,619
2015	18,288
2016	15,240

Total future minimum lease payments	$369,115

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.      Convertible Notes Payable:

Notes payable at December 31, 2012 and 2011 consisted of notes payable to shareholders. The notes are generally unsecured notes, bearing interest at 8%, and due in lump sums from January 2013 to January 2014, if not converted earlier. These notes, including any accrued interest, are convertible into shares of common stock at the option of the note holder at fixed rates ranging from $0.16 to $0.25 per share. $110,000 of the notes are convertible into common stock at a discount of 30% to market at the time of conversion. Notes with a face amount of $2,146,000 were issued in 2009 and 2010; however, the conversion rights were valued at $647,250 and recorded as a discount to the note at the time of issuance. $272,655 of the discount was amortized to expense as of December 31, 2010, $513,760 was amortized to expense as of December 31, 2011, and the balance by December 31, 2012. A total of $200,000, $326,000, and $19,200 of these notes were converted to common stock in 2010, 2011, and 2012, respectively. Three notes with a total face value of $500,000 are secured by a blanket security interest in all assets of the company. Notes with a face amount of $945,700 were issued in 2012, however the conversion rights were valued at $298,475 and recorded as a discount at the time of issuance. $120,289 has been amortized to expense as of December 30, 2012. The total face amount of the remaining notes at December 31, 2012 is $2,565,058.

5.       Capital Lease Obligations:

Capital leases payable at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Capital lease equipment due in monthly installments of $3,322 through February 2014. The equipment value and lease obligation was determined using a discount rate of 12.35%. The equipment is included in property and equipment at December 31, 2012 at a cost of $118,700 and with accumulated amortization of $34,409.	$46,508	$86,377

Capital lease equipment due in monthly installments of $816 through July 2013. The equipment value and lease obligation was determined using a discount rate of 14.08%. The equipment is included in property and equipment at December 31, 2012 at a cost of $42,040 and with accumulated amortization of $37,136.	$5,712	$15,497

Capital lease equipment due in monthly installments of $1,338 through March 2014. The equipment value and lease obligation was determined using a discount rate of 11.46%. The equipment is included in property and equipment at December 31, 2012 at a cost of $33,177, with accumulated amortization of $4,977.	20,070	–

Total capital leases	72,290	101,874

Less interest	5,130	12,614

Less current portion	56,680	40,701

Capital lease obligations, long-term	$10,480	$48,559

 These leases result in minimum payments of $61,632; and $10,658, respectively, in 2013 and 2014.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.       Details of Certain Balance Sheet Accounts:

Additional information regarding certain balance sheet accounts at December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Property and equipment:
Plant and equipment	$822,273	$1,222,309
Furniture and office equipment	110,534	162,902
Leasehold improvements	41,627	41,627
Total carrying cost	974,434	1,426,838
Less accumulated depreciation	(703,741)	(1,123,783)
	$270,693	$303,055

Accrued liabilities:
Payroll and related accruals	$468,441	$107,044
Other (primarily interest)	386,823	272,631
Total	$855,264	$379,675

Depreciation and amortization for the years ended December 31, 2012, 2011, and 2010 was $111,327; $75,741; and $63,356, respectively. Equipment held under capital leases and accumulated amortization on that equipment is included in these totals.

7.       Income Taxes:

The components of deferred tax assets (liabilities) at December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$22,173,000	$22,752,000
Stock based compensation	2,228,000	2,152,000
Partnership asset	39,000	39,000
Capitalized intangible assets	14,000	19,000
Difference in tax basis of assets	6,000	2,000
Foreign tax credit	619,000	619,000
Accrued expenses not deductible until paid	202,000	109,000
Total deferred tax assets	25,281,000	25,692,000

Deferred tax liabilities:	–	–

Net deferred tax assets before valuation allowance	25,281,000	25,692,000

Valuation allowance	(25,281,000)	(25,692,000)

Net deferred tax asset	$–	$–

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.      Income Taxes (continued):

The following is a reconciliation of the amount of the income tax expense (benefit) that would result from applying the statutory federal income tax rates to pretax income (loss) and the reported amount of income tax expense (benefit) for the periods ended December 31, 2012, 2011, and 2010.

	December 31,
	2012	2011	2010
Expected income tax expense (benefit)	$(1,744,000)	$(874,000)	$350,000
Non-deductible expenses	13,000	12,000	15,000
Expiration of tax credit carryforwards	–	61,000	64,000
Expiration of NOL carryforwards	2,142,000	4,055,000	3,975,000
Foreign tax credit	–	–	(619,000)
Foreign taxes paid	–	–	618,750
Increase (decrease) in valuation allowance	(411,000)	(3,254,000)	(3,785,000)
Total tax	$–	$–	$618,750

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $65 million that expire from 2013 through 2032, that are available to offset future taxable income. The majority of these carry forwards expire after 2013. Additionally, the Company has tax credit carry forwards related to foreign taxes of $619,000 that expire in 2019.

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

The foreign taxes paid in 2010 represent Korean taxes associated with the patent sale/license transaction described in greater detail in Note 14 to these financial statements.

8.       Capital Stock:

Preferred stock

The Company has authorization for the issuance of 2,000,000 shares of $1.00 par value preferred stock. There were no shares of preferred stock outstanding for any of the years presented.

Common stock

The Company has authorization for the issuance of 160,000,000 shares of $0.001 par value common stock.

No shares were issued in private placements in 2012; however, during 2010 and 2011, the Company issued shares of its common stock in a private placement in an exempt offering under Regulation D of the Securities Act of 1933. The 2010 shares were issued at a price that represented a slight discount to the market price of the stock at the time of the offering. All of these shares were registered to enable the shareholder to be able to sell the shares, with the latest registration statement declared effective November 22, 2010. A total of 1,000,000 shares were issued and proceeds of $200,000 were received. The 2011 shares were issued at the market price at the time of the offering and have not been registered for sale. In 2011, a total of 6,578,948 shares were issued and proceeds of $2.5 million were received.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.        Capital Stock (continued):

Committed to be released common shares

As discussed in Note 9, the Company awards restricted stock to employees as compensation. Shares awarded, but not yet issued and outstanding are accounted for as committed to be released shares.

At December 31, 2012, common stock was reserved for the following reasons:

Exercise of stock warrants	181,524
Conversion of notes payable and accrued interest	16,469,961
Committed to be released common shares	628,135
Exercise and future grants of stock options	11,186,991
Total shares reserved	28,466,611

9.       Stock Options:

The Company sponsors a stock-based incentive compensation plan, the 2012 Equity Compensation Plan (the “Plan”), which was established by the Board of Directors of the Company in April 2012. A total of 5,000,000 shares were initially reserved for issuance under the plan. A total of 4,739,737 shares remain available for grant under this plan at December 31, 2012. This plan replaced the 2002 Equity Compensation Plan, which expired in March 2012. The compensation cost that has been charged against income for both plans for the years ended December 31, 2012, 2011, and 2010 was $247,379; $647,712; and $353,292, respectively. No income tax benefit was recognized in the income statement and no compensation was capitalized in any of the years presented.

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

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.       Stock Options (continued):

The company issues new shares for all options exercised. It does not expect to repurchase any shares to facilitate future option exercises. The following table summarizes information about stock options outstanding, some of which may not ultimately vest, and options currently exercisable under the option plan at December 31, 2012:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/12	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price	Number Exercisable at 12/31/12	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price

$0.00 - $0.25	641,849	6.3 Years	$0.24	621,014	6.3 Years	$0.24
$0.26 - $0.50	3,805,220	7.1 Years	$0.37	3,797,941	7.1 Years	$0.37
$0.51 - $1.00	331,748	4.2 Years	$0.70	325,501	4.2 Years	$0.70
$1.01 - $2.00	598,396	4.0 Years	$1.31	598,396	4.0 Years	$1.31
$2.01 - $3.00	1,070,041	1.6 Years	$2.43	1,070,041	1.6 Years	$2.43

Total	6,447,254	5.7 Years	$0.80	6,412,893	5.7 Years	$0.80

Aggregate intrinsic value		$0.00			$0.00

The following is a summary of stock option plan activity:

	Number of Shares	Wgtd. Ave. Exercise Price

Options outstanding at December 31, 2009	4,430,392	$1.28

Granted	2,803,538	$0.37
Exercised	(18,200)	$0.24
Cancelled	(992,758)	$1.35

Options outstanding at December 31, 2010	6,222,972	$0.86

Granted	1,303,498	$0.43
Exercised	(200,454)	$0.26
Cancelled	(947,521)	$0.68

Options outstanding at December 31, 2011	6,378,495	$0.82

Granted	325,000	$0.30
Exercised	–	$0.00
Cancelled	(256,241)	$0.53

Options outstanding at December 31, 2012	6,447,254	$0.80

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.       Stock Options (continued):

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $0.19, $0.28, and $0.24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, and 2010 was $59,635, and $2,002 respectively. No options were exercised in the year ended December 31, 2012. As of December 31, 2012, there was a total of $23,373 of unrecognized compensation cost related to 26,042 non-vested options granted under the plan. These unvested options all vest based on the passage of time over a one to two year period. All of this expense will be recognized in 2013. The fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $223,025; $462,431; and $227,124, respectively.

The 2012 Equity Compensation Plan, as did the 2002 plan, also allows the issuance of restricted shares of common stock and we granted restricted stock to non-officer employees as part of their compensation. We granted a total of 381,237 shares with a value of $126,168 in 2010 and a total of 443,544 shares with a value of $185,281 in 2011, and 125,577 shares with a value of $24,354 in 2012, which represents the market price at the date of grant. A total of 75,118 shares, 103,772 shares, and 143,333 shares were issued to employees in 2010, 2011, and 2012, respectively, and are included in issued and outstanding shares at the end of each of the respective years. The remaining 628,135 shares are classified as committed to be released shares at December 31, 2012.

10.      Stock Warrants:

Common stock warrants

In 2007, we issued 1,304,353 warrants in connection with a private placement of the Company’s stock. These warrants enable the holder to purchase shares of the Company’s common stock at a price of $2.50 per share through the earlier of April 2013, or the date that the shares acquired in the private placement are sold by the shareholder. As of December 31, 2012 shares associated with 900,002 of the warrants are known to have been sold, shares associated with 222,827 of the warrants are assumed to have been sold, and shares associated with the remaining 181,524 warrants are still outstanding. None of the warrants issued have ever been exercised and it is unlikely that the warrants will be exercised prior to the expiration date of April 2013.

11.      Supplemental Cash Flow Information:

Cash paid for interest was $46,025; $6,274; and $5,764 for 2012, 2011, and 2010, respectively. Cash paid for income taxes in 2010 was $618,750. No cash was paid for income taxes in either 2011 or 2012. The following non-cash transactions have been excluded from the accompanying consolidated statement of cash flows:

	2012	2011	2010
Non-cash financing activities:
Issuance of common shares in payment of accounts payable	$120,000	$120,000	$90,000
Issuance of note payable in payment of accounts payable	$–	$–	$340,000
Issuance of note payable in payment of accrued interest	$32,558	$–	$–
Conversion of notes payable and accrued interest	$23,249	$357,394	$209,704
Issuance of notes payable to Officers and Directors in payment of accrued expenses	$–	$–	$216,000
Capital lease transactions	$28,567	$85,369	$–

12.      Retirement Plan:

The Company sponsors a defined contribution 401(k) profit sharing plan. Company contributions are discretionary and no company contributions were made in any of the years presented.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.      Commitments and Contingencies:

Till Keesmann Agreement

In May 2000, we licensed the rights, including the exclusive right to sublicense, to 6 carbon nanotube patents from Till Keesmann. The agreement was amended in 2008 and in May 2010, the sublicensing rights to the patent reverted to Mr. Keesmann. We will receive 50% of any licensing revenue received by Mr. Keesmann up to a maximum of $1.2 million of revenue to us. In 2008, we also sold a portion of our potential future royalty stream related to the Keesmann patents to IP Verwertungs GmbH (“IPV”) for $1.4 million. A total of $1.226 million has been received and the remaining $174,000 will be offset against future royalties due IPV. IPV will receive 25% of our portion of the Keesmann royalties, if any are received. If we received the maximum potential amount of $1.2 million from Mr. Keesmann, we would be obligated to pay IPV $126,000. It is unlikely that we will receive any licensing revenue, or pay any royalties under these agreements.

Research and development commitments

As of December 31, 2012, the Company had several research contracts pending and in process. The total amount of those contracts is $4,976,768. Of that total, $2,047,487 has been recognized as revenue and $2,929,281 will be recognized in the future. The revenue to be recognized from these research contracts in 2013 is expected to exceed the cost of this research.

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

The following schedule summarizes certain information with respect to research and development contracts:

	2012	2011	2010
Contract research revenues	$2,043,002	$4,059,145	$4,057,400
Direct costs incurred included in research and development expense	$1,421,542	$2,338,863	$2,224,885
Amount of additional funding commitments at December 31	$2,929,281	$2,268,173	$3,361,453

16.      Significant Customers:

Applied Nanotech, Inc. received research and development revenues from the U.S. Government in the three years as disclosed on the income statement. In addition to the U.S. Government, the Company had three customers from which it has received in excess of 10% of its consolidated revenues in one or more of the past three years as set forth in the following table.

	Year ended December 31
Customer	2012	2011	2010
Ishihara Chemical Company, Ltd.	$79,985	$142,920	$1,265,370
Sichuan Anxian Yinhee Construction and Chemical Company	$750,000	$1,500,000	$–
Samsung Electronics Co., Ltd.	$–	$–	$2,500,000

 The Company does not have any significant receivables from these customers at December 31, of the years presented

17.      Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with high credit quality financial institutions; however for periods of time during the year, bank balances on deposit were in excess of the Federal Deposit Insurance Corporation insurance limit. The Company had $1,674,684 and $1,351,982 in excess of the FDIC insurance limit on deposit at JP Morgan Chase & Co. at December 31, 2011 and 2010, respectively. There were no funds in excess of the FDIC limit at December 31, 2012. The Company held $261,578 and $720 in excess of the Securities Investor Protection Corporation limits in an account at Charles Schwab & Co. Inc. at December 31, 2011 and 2010, respectively. There were no funds in excess of the SIPC limit at December 31, 2012.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17.      Concentrations of Credit Risk (continued):

The Company’s receivables are uncollateralized and result primarily from its research and development projects performed primarily for U.S. Federal Government Agencies, services performed for large U.S. and multinational corporations, and royalties from large U.S. and multinational corporations. The Company has not incurred any material losses on these receivables.

18.      Related Party Transactions:

As of December 31, 2012 and 2011, $195,000 of the convertible notes payable were payable to Officers of the Company. These notes are convertible at a rate of $0.25 per share.

19.      Quarterly Financial Information (Unaudited):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2012
Revenues	$777,136	$1,129,951	$705,505	$980,776	$3,593,368
Operating income (loss)	(1,518,134)	(1,453,482)	(1,114,252)	(592,268)	(4,678,136)
Net (loss)	(1,607,199)	(1,550,805)	(1,245,809)	(725 ,337)	(5,129,150)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.04)

2011
Revenues	$1,936,981	$1,662,534	$2,249,019	$638,927	$6,487,461
Operating income (loss)	(482,308)	(367,513)	22,350	(1,375,399)	(2,202,870)
Net (loss)	(613,797)	(433,119)	(62,066)	(1,461,266)	(2,570,248)
Earnings (loss) per share
Basic and Diluted	(0.01)	(0.00)	(0.00)	(0.01)	(0.02)

2010
Revenues	$1,009,636	$1,865,939	$949,233	$4,218,987	$8,043,795
Operating income (loss)	(520,811)	525,949	(939,541)	2,379,423	1,445,020
Net income (loss)	(569,940)	418,786	(1,053,997)	1,616,455	411,304
Earnings (loss) per share
Basic and Diluted	(0.01)	0.00	(0.01)	0.01	0.00

Annual earnings (loss) per share may not equal the sum of the four quarterly amounts due to rounding.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.      Subsequent Events:

From January 1, 2012 through February 28, 2013, we issued 600,000 shares of common stock to our patent attorney in payment of an accounts payable of $60,000 under a longstanding agreement where a portion of the fees are paid in common stock. In addition, we issued 4,636,173 shares of common stock upon conversion of a notes payable with face amounts totaling $419,200 and accrued interest totaling $52,479.

We also issued a convertible note payable, bearing interest at 8% and with a 10% original issue discount, with a face amount of $225,000 in January 2013. The note is due in eight monthly installments of principal plus interest beginning in August 2013. If converted by the note holder, the note is convertible at a fixed price of $0.13 per share. The company has the option of making the installment payments in common stock at a discount of 35% to the market price of the common stock at the time of the installment. The transaction also included warrants priced at $0.13 per share and 470,085 restricted shares were issued in full satisfaction of these warrants in a cashless transaction in January 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, that are designed to cause the material information required to be disclosed by Applied Nanotech Holdings (the “Company”) in the reports it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s CEO and CFO and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2012, management, with the participation of the Company’s CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names, ages, and certain information concerning the Directors and Executive Officers of Applied Nanotech Holdings.

Name	Age	Position	Director/Officer Since	Term Expires

Douglas P. Baker	56	Director, Chief Executive Officer, Chief Financial Officer	June 1996	2013
Dr. Zvi Yaniv	66	Director, President, Chief Operating Officer	July 1996	2013
Dr. Richard Fink	53	Executive Vice President	January 2008	N/A
Alan Jernigan	50	CEO, EZDiagnostix, Inc.	May 2012	N/A
Ronald J. Berman	56	Director	May 1996	2013
Tracy K. Bramlett	57	Director	September 2007	2013
David Li	32	Director	March 2011	2013
Paul F. Rocheleau	59	Director, Vice Chairman	May 2009	2013
Dr. Robert Ronstadt	71	Director, Chairman	January 2003	2013
Howard Westerman	60	Director	May 2007	2013

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

Dr. Zvi Yaniv has served as Applied Nanotech Holdings, Inc.’s President and Chief Operating Officer and a Director since July 1996. Dr. Yaniv is also CEO of Applied Nanotech, Inc., the only operating subsidiary of the Company and is responsible for all operating activities of the Company. Dr. Yaniv has degrees in physics, mathematics, and electro-optics as well as a Ph.D. in Physics. Prior to joining the Company, in May 1996, Dr. Yaniv operated a consulting practice and previously was President and CEO of Optical Imaging Systems Inc., a publicly held supplier of flat panel color liquid crystal displays to the avionics and defense industries.

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

Alan Jernigan joined the company in May 2012 as CEO of EZDiagnostix, Inc., a subsidiary of the Company. Prior to that he served as Chief Commercial Officer of One, Lambda, Inc., a molecular diagnostics company, since 2010. From 2006 to 2010, he was Vice President and General Manager of Thrombovision, a point of care diagnostics company. Mr. Jernigan also has work experience at Abbott Labs, Idexx Labs, Igen International, and Innnova-Tek Corp.

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

Dr. Robert Ronstadt has been a Director since January 2003, and Chairman of the Board of Directors since May 2009. He holds a doctorate in international business and management of technology. Prior to retiring in 2006, Dr. Ronstadt was Vice President of Technology Commercialization for Boston University and Director of Boston University’s Technology Commercialization Institute. For seven years, he was  CEO and Chairman of Lord Publishing, Inc., a small privately held software and book publishing company, which he cofounded.  He's also held senior academic and administrative positions at the University of Texas in Austin where he was Director of IC2 Institute and the J. Marion West Chair of Constructive Capitalism, professor of entrepreneurship at the Pepperdine University's School of Business Management, and a faculty member at Babson College in Wellesley Massachusetts.

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

The Board of Directors held eight telephonic meetings and one in-person meeting in 2012 and all members of the Board of Directors attended greater than 75% of the meetings of the board of directors and meetings of the committees of the board on which they served with the exception of Mr. Rocheleau, who attended 55% of the meetings of the board and committees on which he served and Mr. Li, who attended 33% of such meetings in 2012.

Shareholder Director Nominating Procedures

The Company has a charter for its nominating committee which can be obtained on the Company’s website at www.appliednanotech.net. The Company has a procedure in place for holders of the Company’s common stock to recommend nominees to the Company’s Board of Directors. These procedures are set forth in Article 9(b) of the Company’s Restated Articles of Incorporation (the “Restated Articles”), a copy of which is filed as Exhibit 3(I) to this Annual Report on Form 10-K. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of shareholders by or at the direction of the Board of Directors or by any shareholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in Article 9(b). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided; however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a Director, (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the class and number of shares of the Company which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serve as a Director if elected); and (ii) as to the shareholder giving the notice, (1) the name and address, as they appear on the Company’s books, of such shareholder and (2) the class and number of shares of the Company which are beneficially owned by such shareholder. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth in Article 9(b) of the Restated Articles. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed herein, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

Committees

The Board of Directors has three formal committees. The audit committee consists of Mr. Westerman and Mr. Rocheleau. The audit committee operates without a chairman and held one telephonic meeting in 2012. In addition, members of the committee independently reviewed drafts of the quarterly 10Qs and 10K prior to filing. The compensation committee consists of Mr. Berman, Mr. Bramlett, and Mr. Rocheleau. Mr. Berman is chairman of the compensation committee, which held two virtual meetings in 2012. The nominating committee consists of Mr. Westerman and Mr. Bramlett. The nominating committee operates without a chairman and did not meet during 2012.

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

Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2012 through December 31, 2012, all Officers, Directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

The salary level for our executive officers was basically frozen from 2008 to 2010. As of January 1, 2008 the salaries were CEO - $300,000 (plus $24,000 rent subsidy, total $324,000); COO - $275,000; CFO - $225,000; and VP of Engineering - $125,000. When Mr. Baker, the CFO at the time, assumed the CEO duties in May 2009 as a result of the resignation of the previous CEO, his salary was adjusted to $275,000 the same as the COO, and it remained at that level through December 2010. The salary of the COO remained unchanged from January 2008 through December 2010. The salary of the Executive Vice President remained unchanged at $125,000 from January 2008 to November 2010, when it was adjusted retroactively to July 1, 2010, to a rate of $145,000 per year. In addition, to the freeze, a significant portion of officer salaries from 2008 through 2010 were deferred, and a significant portion of those deferred salaries were invested in the convertible note offering in 2010. As of December 31, 2010, all deferred salaries had either been invested in the note offering, or paid. No additional deferral remained unpaid at December 31, 2010. As discussed more below, the following officer salaries for 2011 became effective January 1, 2011 – CEO - $325,000; COO - $325,000; and VP Engineering - $175,000. No salary increases have been implemented in 2012 or 2013.

In 2012, the Company formed a subsidiary, EZDiagnostix, Inc., and in May 2012, Alan Jernigan was hired as CEO of this subsidiary. Mr. Jernigan was hired through an executive search firm and his base salary is set at an annual rate of $256,800. To preserve cash, all four executive officers voluntarily deferred a significant portion of their salaries in 2012. Mr. Baker and Dr. Yaniv each deferred $71,534 of salary, Dr. Fink deferred $25,833, and Mr. Jernigan deferred $19,500. The executive officers continued the deferrals in 2013 and currently are being paid at an annual rate of $210,000 for Mr. Baker, Dr. Yaniv, and Mr. Jernigan, and Mr. Fink is currently being paid at a rate of $140,000.

Bonuses (Non-Equity Incentives)

We have a formula bonus plan covering all employees, including executive officers. This plan was originally established in 2004 and is based solely on the profitability of the company. This plan is designed to reward all employees when we are successful in reaching profitability. No bonuses were paid under this plan from 2004 to 2009, since we incurred losses in each of those years since adoption of the plan. We attained profitability in 2010, and as result, payments of $78,574 were paid to each of the CEO and the COO, and a payment of $40,000 was paid to the Executive Vice President. No bonuses were paid for 2011 or 2012. The maximum bonuses payable under this plan are $250,000 for the chief executive officer and for the chief operating officer. The maximum amounts would be payable if our pretax income is equal to, or exceeds $10 million. For purposes of this plan, pretax income is calculated using the accounting principles in effect at the time the plan was adopted, meaning stock based compensation using fair value is excluded from the calculation. There are no minimum amounts payable under the plan and the target amounts are equal to the maximum amounts payable. The compensation committee of the board of the directors also has the power to award discretionary bonuses; however, no such bonuses were granted in any of the years covered by this report.

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

Historically, the majority of options granted are performance-based awards granted on an annual basis as part of a budgeting/goal setting process. For executive officers, the compensation committee meets annually to establish compensation levels, including salary, bonus, and options, for the year. This meeting normally occurs in late November or early December prior to the start of the new year - for example in December 2009 for 2010 compensation. It could; however, occur as early as November or as late as January. For 2011, the meeting occurred in January 2011. For all other employees, the goal setting process starts in December, but since it involves many more distinct goals and many more individuals, it is a longer process and as a result usually is not ready for submission to the Compensation Committee until January or later. Performance based awards for employees other than executive officers are generally annual awards that must either vest by the end of the calendar year, or they will expire unvested. At the time of the proposed award, we consider whether there are any known upcoming significant events, and have in the past delayed awards as a result of expected positive events. No goal based options were awarded for 2012.

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

Other Benefits and Perquisites

Since we have not yet reached profitability on a consistent basis, we take a relatively bare-bones approach to benefits for all employees, including executive officers. There are no benefit plans available to executive officers that are not available to all employees. Executive officers participate in the same benefit plans covering other employees. These benefits include limited health and dental insurance, and group term life insurance. The only retirement plan that we maintain is a 401K plan funded entirely by employee elective deferrals. We have no company funded retirement plans or deferred compensation plans. We also do not provide any of the perquisites common at larger companies. The only perq that we provide is an auto allowance. Our CEO and COO, as well as the CEO of EZDiagnostix, Inc., receive an auto allowance of $1,000 per month. The amounts paid as auto allowances are considered in setting the overall level of compensation for the executive officer.

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

The results of our benchmarking study showed that the compensation paid to executive officers at Applied Nanotech Holdings, Inc. was well below average for the peer group selected. Salaries were at or near the bottom of the range. In the case of the CEO and COO, all but one of the comparison companies paid higher salaries, and in the case of the CFO, all of the comparison companies paid higher salaries. The majority of the comparison companies paid bonuses despite the existence of net operating losses. While the Applied Nanotech Holdings officers had the potential for larger option grants, based on options actually vested, on average the comparison companies also had higher levels of options granted.

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

We updated the previously mentioned compensation study at the end of 2008 and found that in general, compensation levels had increased at the comparison companies. We; however, left compensation unchanged for our executive officers for 2009. Since we had no intention of increasing salaries in 2010, we did not update our compensation study in 2010, but left salaries at 2009 levels.

We updated the study again in 2010 and, as expected, found that our executive officers remained at the bottom of the range in salary and compensation. Effective January 1, 2011, we adjusted officer salaries as follows: CEO - $325,000; COO - $325,000; and Executive Vice President - $175,000. This was based on several factors, including the fact that salaries had been frozen at previous levels for three years and that salaries remained below market. In addition, the total annualized salaries set for executive officers, now at $825,000 for 2011 and 2012, is still lower than the comparable amount of $949,000 in 2008. When the previous CEO left in 2009 and Mr. Baker assumed the position of CEO as well as CFO, both Mr. Baker and Dr. Yaniv assumed additional duties. The Company is now operating with one less executive officer than it did back in 2008. In addition, this simply reinstates the CEO level salary to approximately the same level as it was for the prior CEO in January 2008. While the salary was $300,000 at the time, it was set at that level taking into account that the Company incurred an extra $24,000 in rent to maintain an office for the prior CEO in Dallas. The rate of $325,000 for Mr. Baker and Dr. Yaniv, results in basically the same cost for each as for the prior CEO in 2008.

When we established EZDiagnostix in 2012, we used a search firm to locate a CEO for the company. The search firm indicated that a qualified candidate for the position would require total compensation of at least $300,000. We hired Mr. Jernigan for an annual base salary of $256,800 and an annual auto allowance of $12,000, paid monthly. In addition, Mr. Jernigan will be paid incentive compensation, bonus and equity, based on specific activities of EZDiagnostix when it is capitalized and operating.

As of the date of this filing, the Company has not increased the compensation of its executive officers for 2013, despite the fact that compensation remains below market levels and at or below 2008 levels. It is anticipated that when the Company achieves sustainable profitability, salary levels will be adjusted to market levels. In addition, it is anticipated that as the Company grows, additional executive officers will be required, including separation of the CEO and CFO position. To attract qualified new executive officers, it is likely that the Company will be required to pay market salaries, or in the alternative, grant significant options to offset the reduction in cash compensation traditionally offered by the Company.

We believe our total compensation package mitigates unreasonable risk-taking by our senior executives. In this regard, we strike a balance between short-term and long-term cash and equity awards. A significant portion of our executives’ pay is linked to the achievement of financial goals directly aligned to stockholder interests.  Our long-term equity awards incent executives to take a long term view of the company and to assume reasonable risks to develop new products, explore new markets, and expand existing business.

Compensation Committee Report

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee
Ronald J. Berman, Chairman; Tracy Bramlett; Paul F. Rocheleau

The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended December 31, 2012, 2011, and 2010 by all individuals that served as Chief Executive Officer during 2012, the Chief Financial Officer, all individuals that were Named Executive Officers as of the end of the previous year, and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2012 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Douglas P. Baker (5)	2012	$325,000	$4,666	$0	$12,000	$341,666
Chief Executive Officer	2011	$325,000	$85,210	$0	$12,000	$422,210
Chief Financial Officer	2010	$275,000	$69,958	$78,574	$12,000	$435,532

Dr. Zvi Yaniv	2012	$325,000	$4,666	$0	$12,000	$341,666
Chief Operating Officer	2011	$325,000	$33,971	$0	$12,000	$370,971
	2010	$275,000	$77,227	$78,574	$12,000	$442,801

Dr. Richard Fink	2012	$175,000	$2,800	$0	$0	$177,800
Executive Vice President	2011	$175,000	$14,438	$0	$0	$189,438
	2010	$135,000	$22,269	$40,000	$0	$197,269

Mr. Alan Jernigan	2012	$158,589	$0	$0	$22,000	$180,589
CEO, EZDiagnostix, Inc.

__________________

(1) Salary amounts for all years for all officers reflect amounts earned or accrued during the year and do not reflect cash payments during the year. All four executive officers voluntarily deferred a significant portion of their 2012 salaries to help preserve cash. Mr. Baker and Dr. Yaniv each deferred $71,354, Dr. Fink deferred $25,833, and Mr. Jernigan deferred $19,500. The 2012 amount for Mr. Jernigan represents a partial year amount, from the date of his hire in May through the end of the year.

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

(4) The amounts included in the “All Other Compensation” column represent automobile allowances in all years for Mr. Baker and Dr. Yaniv. For Mr. Jernigan, the amount represents a reimbursement of moving expenses of $15,000 and auto allowance of $7,000.

GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (Shares) (2)
Name	Grant Date	Approval Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Option Awards; Number of Shares Underlying Options (3)	Exercise Price of Option Awards	Market Price on Date of Grant

Douglas P. Baker	02/02/12	02/02/12							12,500	$0.34	$0.30
	04/30/12	02/02/12							12,500	$0.23	$0.23

Dr. Zvi Yaniv	02/02/12	02/02/12							12,500	$0.34	$0.30
	04/30/12	02/02/12							12,500	$0.23	$0.23

Dr. Richard Fink	02/02/12	02/02/12							7,500	$0.34	$0.30
	04/30/12	02/02/12							7,500	$0.23	$0.23

__________________

(1)	Non-Equity Incentive plan is described in greater detail in the Compensation Discussion and Analysis.

(2)	No performance-based option awards that vest upon the achievement of goals were granted in 2012..

(3)	Grant was fully vested on date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options - Number Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Dr. Zvi Yaniv	30,000	-	$0.96	07/28/2013
	250,000	-	$2.73	12/31/2013
	250,000	-	$2.17	12/31/2014
	180,000	-	$1.19	12/03/2017
	150,600	-	$0.33	03/08/2020
	200,000	-	$0.33	03/08/2020
	12,500	-	$0.34	02/02/2022
	12,500	-	$0.23	04/30/2022

Douglas P. Baker	13,000	-	$0.96	07/28/2013
	200,000	-	$2.73	12/31/2013
	150,000	-	$2.17	12/31/2014
	112,500	-	$1.19	12/03/2017
	117,600	-	$0.33	03/08/2020
	200,000	-	$0.33	03/08/2020
	181,000	-	$0.44	01/28/2021
	12,500	-	$0.34	02/02/2022
	12,500	-	$0.23	04/30/2022

Dr. Richard Fink	6,875	-	$0.50	03/20/2013
	21,000	-	$0.56	04/16/2013
	19,881	-	$2.50	03/10/2014
	15,906	-	$2.17	01/01/2015
	3,487	-	$2.17	02/14/2016
	10,112	-	$2.25	04/11/2016
	16,713	-	$1.28	01/29/2017
	45,000	-	$1.19	12/03/2017
	26,100	-	$0.33	03/08/2020
	75,000	-	$0.33	03/08/2020
	1,000	-	$0.44	01/28/2021
	167,708	7,292	$0.44	01/28/2021
	7,500	-	$0.34	02/02/2022
	7,500	-	$0.23	04/30/2022

OPTION EXERCISE AND STOCK VESTED TABLE

Named executive officers exercised no options and received no vested stock awards in 2012.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

None of the named executive officers have formal written employment contracts, and therefore, there are no formal payments due on a change in control. Our 2012 Equity Compensation Plan, which covers all employees, including executive officers, includes a provision which accelerates the vesting of all unvested options upon certain change in control events. Any unvested options held by Named Executive Officers as of December 31, 2012 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table included in this item.

It is our policy to pay severance upon termination when termination is initiated by us and is for other than cause. We have no formal guidelines that cover all situations, but rather each case is handled based on a variety of factors. Factors considered include position, length of service, reason for termination, possible future relationships, as well as other potential factors. Payments may be made in a lump sum or in periodic installments and are usually accompanied by a severance agreement that includes a release, a non-disparagement clause, and possibly a non-compete agreement. In the case of executive officers, the minimum severance due, is one month of severance for each year or partial year of service at the Company, with a minimum of six months. In the case of the existing executive officers, that would equate to seventeen months for Dr. Yaniv and Mr. Baker, and eighteen months for Dr. Fink. This would be the minimum amount due upon company initiated termination.

DIRECTOR COMPENSATION

Name	Fees Earned	Less Fees Deferred	Fees Paid	Option Awards (1)	Total

Dr. Robert Ronstadt	$35,000	$10,000	$25,000	$5,090	$40,090
Ronald J. Berman	$25,000	$10,417	$14,583	$5,090	$30,090
Paul F. Rocheleau	$20,000	$8,333	$11,667	$5,090	$25,090
Tracy K. Bramlett	$20,000	$8,333	$11,667	$5,090	$25,090
Howard Westerman	$20,000	$8,333	$11,667	$5,090	$25,090
David Li	$20,000	$11,667	$8,333	$5,090	$25,090

____________________

(1)	Amounts included in the option awards column are calculated using fair value accounting. See Note 9 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards.

In October 2011, at the initiation of the Outside Directors, the Board of Directors changed its compensation policy for Outside Directors. Compensation was changed from an option based plan to a mix of cash and options. Each director receives an annual retainer of $20,000, paid monthly at a rate of $1,667 per month. In addition, the Chairman, if an Outside Director, receives an additional annual retainer of $10,000, paid monthly at a rate of $833. Committee chairs are paid an additional annual retainer of $5,000 per year, paid monthly at a rate of $417. Each Director now also receives an annual grant of 50,000 fully vested options, paid quarterly at a rate of 12,500 options. No fees are paid for board meetings or committee meetings. The Board believed that the previous compensation program, based solely on options, did not adequately compensate Directors for their efforts and that the new program represents an appropriate mix of current cash and potential upside through options. In 2012, Dr. Ronstadt was paid an extra $5,000 for time spent assisting the company with the preparation of strategic planning documents. Effective August 1, 2012, with the exception of Dr. Ronstadt who began September 1, 2012, the outside Directors began voluntarily deferring their fees to help the company preserve cash.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Berman, Mr. Bramlett, and Mr. Rocheleau. None of them is, or has been, an officer or employee of Applied Nanotech Holdings, Inc. nor do any of them have any relationships requiring disclosure under Item 404 of Regulation S-K. No interlocking relationship existed during the fiscal year ended December 31, 2012, between Applied Nanotech Holdings’ Board of Directors, or Compensation Committee, and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS

The only persons or entities known to be the beneficial owner of 5% or more of the outstanding voting stock of the common stock of Applied Nanotech Holdings, Inc. stock as of February 28. 2013, are listed below. This information is based on public filings as of December 31, 2012. For the purposes of this Annual Report on Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the SEC to mean generally the power to vote or dispose of securities, regardless of any economic interest therein.

	Beneficial Ownership	Percent of Outstanding Common Stock

Sichuan Anxian Yinhee Chemical and Construction Company	6,578,948	5.44%
Jushi Town, Anxian 622656 Mianyang City, Sichuan Province, China

SECURITY OWNERSHIP OF MANAGEMENT

Set forth below is certain information with respect to beneficial ownership of Applied Nanotech Holdings’ common stock as of February 28, 2013, by each Director, each Named Executive Officer, and by the directors and executive officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of common stock listed.

Name	Options Included in Beneficial Ownership (1)	Shares Related to Convertible Note Payable (2)	Common Shares Owned	Common Stock Beneficial Ownership	Percentage of Class
Douglas P. Baker	999,100	496,000	100,000	1,595,100	1.30
Dr. Zvi Yaniv	1,085,600	322,400	160,000	1,568,000	1.28
Dr. Richard Fink	436,074	148,800	-	584,874	*
Ronald J. Berman	87,500	-	197,719	285,219	*
Howard Westerman	127,500	-	226,707	354,207	*
Dr. Robert Ronstadt	322,500	-	92,773	415,273	*
David Li (3)	48,750	-	6,578,948	6,627,698	5.20
Tracy Bramlett	127,500	-	28,333	155,833	*
Paul F. Rocheleau	137,500	-	1,667	139,167	*

All Executive Officers and Directors as a group (9 persons)	3,372,024	967,200	7,386,147	11,725,371	9.36%

*	Less than 1%

(1)	This column lists shares that are subject to options exercisable within sixty (60) days of February 28, 2013, and are included in common stock beneficial ownership pursuant to Rule 13d-3(d)(1) of the Exchange Act.

(2)	This column lists shares that are obtainable as result of conversion of convertible notes payable at February 28, 2013.

(3)	Stock ownership is as a result of attribution from Sichuan Anxian Yinhee Chemical and Construction Company, of which Mr. Li is a Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

It is our written policy that all material related party transactions be approved by the Board of Directors, with any member of the Board affected by the related party transaction abstaining from the vote.

In 2010, Directors Baker, Yaniv, Ronstadt, and former Director Everton, as well as named executive officer Dr. Fink participated in a fundraising round consisting of convertible notes payable. The notes bear interest at a rate of 8% annually and for participants that were not affiliates of the Company, the notes are convertible to common stock at a conversion rate of $0.20 per share, which represented a slight discount to market at the time of the issuance. For Directors and Officers, the conversion rate was $0.25, which was greater than or equal to the market price of the stock at the time of commitment. The face of the notes was as follows: Baker - $100,000; Yaniv - $65,000; Fink - $30,000; Ronstadt - $12,000; Everton – $9,000. In 2011, Directors Ronstadt and Everton converted their notes and the related accrued interest into 52,156 and 39,148 shares of common stock, respectively.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed to the Company by Padgett, Stratemann & Co., L.L.P. for the audit of Applied Nanotech Holdings’ annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the Fiscal Years ended December 31, 2012, 2011, and 2010 were $70,400, $66,670, and $65,275.

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

It is the audit committee’s policy to pre-approve all services provided by the Company’s auditors. All services provided by Padgett Stratemann & Co. L.L.P. in 2012, 2011, and 2010 were pre-approved by the audit committee.

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
Douglas P. Baker, Chief Executive Officer, Chief Financial Officer March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas P. Baker Douglas P. Baker	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer. Principal Financial Officer, Principal Accounting Officer, and Director)	March 1, 2013

Dr. Robert Ronstadt* David Li* Ronald J. Berman* Dr. Zvi Yaniv* Howard Westerman* Tracy Bramlett* Paul F. Rocheleau*	Directors	March 1, 2013

*By:	//s// Douglas P. Baker
(Douglas P. Baker, Attorney-in-Fact)

INDEX TO EXHIBITS

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(i).1*	Restated Articles of Incorporation of Company, as filed with the Secretary of State for the State of Texas. (Exhibit 3(i).1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
3(i).2	Certificate of Amendment to the Restated Articles of Incorporation, as filed with the Secretary of State for the State of Texas
3(ii).1*	Amended and Restated Bylaws of the Company. (Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
4.1 *	Form of Certificate for shares of the Company’s common stock (Exhibit 4.1 to the Company’s Registration Statement on Form SB-2[No.33-51446-FW] dated January 7, 1993).
4.2*	Amended and Restated Rights Agreement dated as of November 16, 2000, between the Company and American Securities Transfer, Incorporated, as Rights Agent, which includes as Exhibit A the form of Statement of Resolution establishing and designating series of preferred stock as “Series H Junior Participating Preferred Stock” and fixing and determining the relative rights and preferences thereof, as Exhibit B the form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 16, 2000).
4.3*	Form of Term sheet for Convertible Notes Payable (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of February 19, 2010)
4.4*	Form of Convertible Note Payable (Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.5	Convertible Promissory Note between the Company and Tonaquint Inc.
4.6	Securities Purchase Agreement between the Company and Tonaquint, Inc.
10.1*	Amended and Restated 2002 Equity Compensation Plan. (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of December 12, 2007).
10.2*	Applied Nanotech Holdings, Inc. Audit Committee Charter (Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)
10.3*	Applied Nanotech Holdings, Inc. Compensation Committee Charter (Exhibit 10.18 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
10.4*	Applied Nanotech Holdings, Inc. Nominating Committee Charter (Exhibit 10.19 to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2005).
14 *	Applied Nanotech Holdings, Inc. Code of Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)
11	Computation of Income (Loss) per Common Share
21	Subsidiaries of the Company
24	Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker, Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certificate of Douglas P. Baker, Chief Executive Officer and Chief Financial Officer

Page 69