Form 10-Q
period 2013-03-31
Applied Nanotech Holdings, Inc
filed 2013-05-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

   ☐    Yes          ☒     No

As of April 30, 2013, the registrant had 129,507,780 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$650,739	$331,579
Accounts receivable, trade – net of allowance for doubtful accounts	451,531	369,409
Prepaid expenses and other current assets	89,027	692,541
Total current assets	1,191,297	1,393,529
Property and equipment, net	243,239	270,693
Other assets	28,591	28,591
Total assets	$1,463,127	$1,692,813
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$670,802	$813,505
Convertible notes payable	1,847,036	755,800
Obligations under capital lease	52,670	56,680
Accrued liabilities	997,933	855,264
Deposits and deferred revenue	200,000	103,370
Total current liabilities	3,768,441	2,584,619
Obligations under capital lease, long-term	–	10,480
Convertible notes payable	–	1,631,072
Total liabilities	3,768,441	4,226,171
Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.00l par value, 160,000,000 shares authorized, 129,057,780 and 119,699,286 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	129,058	119,699
Additional paid-in capital	116,925,971	115,332,346
Accumulated deficit	(119,360,343)	(117,985,403)
Total stockholders' deficit	(2,305,314)	(2,533,358)
Total liabilities and stockholders' deficit	$1,463,127	$1,692,813

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Government contracts	$478,826	$416,166
Contract research	312,051	67,212
Product sales	72,701	68,870
License fees and royalties	56,073	177,300
Other	29,059	47,588
Total revenues	948,710	777,136
Research and development	867,672	1,320,147
Selling, general and administrative expenses	747,781	975,123
Operating costs and expenses	1,615,453	2,295,270
Loss from operations	(666,743)	(1,518,134)
Other income (expense), net
Interest expense	(708,202)	(89,911)
Interest income	5	846
Loss before taxes	(1,374,940)	(1,607,199)
Provision for taxes	–	–
Net loss	$(1,374,940)	$(1,607,199)
Loss per share
Basic and Diluted	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic and Diluted	123,137,188	119,061,376

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,374,940)	$(1,607,199)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization expense	27,454	26,121
Amortization of discount on debt	637,296	54,272
Stock based compensation expense	33,414	96,327
Changes in assets and liabilities:
Accounts receivable, trade	(82,122)	288,874
Prepaid expenses and other assets	603,514	35,205
Accounts payable and accrued liabilities	145,204	264,135
Deposits and deferred revenue	96,630	–
Total adjustments	1,461,390	764,934
Net cash provided by (used in) operating activities	86,450	(842,265)

Cash flows from investing activities:
Capital expenditures	–	(47,492)
Net cash used in investing activities	–	(47,492)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	318,000	–
Repayment of capital lease obligations and notes payable	(85,290)	(9,091)
Net cash provided by (used in) financing activities	232,710	(9,091)
Net increase (decrease) in cash and cash equivalents	319,160	(898,848)
Cash and cash equivalents, beginning of period	331,579	3,071,783
Cash and cash equivalents, end of period	$650,739	$2,172,935

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2013 and 2012, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2013 and 2012, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2012, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

2.       Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2013 and 2012, was $8,796 and $3,323, respectively. During the three months ended March 31, 2013 and 2012, the Company had non-cash transactions related to share based payments described in greater detail in Note 5, non-cash transactions related to the conversion of accounts payable into common stock described in greater detail in Note 4, and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Notes 3 and 4. The Company also had a capital lease transaction in the amount of $28,567 in the three months ended March 31, 2012.

3.       Notes Payable and Long-Term Debt

As described in detail in our Form 10-K for the year ended December 31, 2012 we issued convertible notes from 2009 through 2012. Additional notes with a face amount of $345,500 were issued in the quarter ended March 31, 2013. As of March 31, 2013, there are notes with a total face amount of $2,120,558 outstanding. These notes are due at dates throughout 2013 and through March 2014. These notes bear interest at rates ranging from 5% to 8%, and $307,500 of the notes outstanding include a 10% original issuance discount. The notes are convertible at fixed rates ranging from $0.08 to $0.25 per share and $417,500 of the face amount of the notes are convertible at floating discounts of 30% to 35% to the market price of our common stock at the date of conversion.

At the time of issuance the value of the beneficial conversion feature of these notes is calculated, recorded as a discount to the note, and amortized to expense over the term of the note. If the notes are converted before maturity, any unamortized expense at the time of conversion is expensed at the time of conversion. As of March 31, 2013, there is $273,522 of unamortized discount remaining to be amortized in future periods.

A total of $637,296 and $54,272 of discount was amortized to interest expense during the three month periods ending March 31, 2013 and 2012, respectively.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Stockholders’ Equity

During the three months ended March 31, 2013, we issued 600,000 shares of common stock related to the payment of $60,000 of trade payables in an exempt offering under Regulation D of the Securities Act of 1933. We also issued 12,948 shares of common stock in connection with restricted stock payments to employees during the same period. During the three months ended March 31, 2013, we issued 8,275,461 shares of common stock as the result of the conversion of notes payable and related accrued interest in the amount of $824,437. We also issued 470,085 shares in connection with a cashless exercise of 1,692,307 warrants issued in January 2013 in connection with the issuance of convertible notes.

During the three months ended March 31, 2012, we issued 222,222 restricted shares of common stock related to the payment of $60,000 of trade payables in an exempt offering under Regulation D of the Securities Act of 1933.

5.       Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $33,414 and $96,327 in compensation expense in the periods ended March 31, 2013 and 2012, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For options issued in 2013, the same approximate assumptions were used.

6.       Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2012 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material affect on the financial statements.

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

Three months ended March 31, 2013 and 2012

OVERVIEW

We are a nanotechnology company primarily engaged in the development of technologies, based principally on our intellectual property. We generate revenues by performing research services, licensing our technology, and selling products based on our technology. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licensing of our technology. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we expect to incur significant additional research and development expenses in 2013 to further develop our technology. We are focused on commercializing our technology and obtaining sufficient revenue to cover our ongoing expenditures and to achieve profitability.

OUTLOOK

We expect our present cash balances, when combined with known and expected revenue sources, to enable us to operate through the end of 2013. However, our cash on hand is only adequate to allow us to operate into June 2012. We expect to sign additional contracts during this time period which will extend that period further. If we do not receive the expected revenue sources as quickly as anticipated, we may be required to cut back on our commercialization activities, or to raise additional funding. If we are unable to raise additional funding on commercially acceptable terms, we may be forced to drastically curtail activities or obtain funding on terms that are not favorable to the Company.

We have a plan to achieve profitability in 2013, and that plan anticipated a loss in the first quarter, which is expected to be offset by profits for the balance of the year. A critical component of our plan is the receipt of additional revenues. These revenues must come from a variety of sources, including research revenues, license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees, and product sales by us.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present time, there can be no assurance that we will achieve our plan for profitability in 2013, or that expected revenue sources will all occur as planned. It is not possible for us to achieve profitability without license fees or royalties at our present level of activity. In order to achieve profitability solely based on research revenues, our research revenue would have to more than double from our expected level for 2013, and the majority of the revenue would have to come from non-governmental sources. The mix of revenues received could also cause the revenues required to reach break-even to increase. If revenue producing projects require unanticipated expenses, or heavier than anticipated use of outside services and materials, we may be unable to achieve profitability at the expected level of revenues.  We believe that we have the ability to continue to obtain funding, if necessary, to enable us to continue operations until we reach profitability.

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

RECENT DEVELOPMENTS

During 2013 we have received new research contracts totaling approximately $1.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

FINANCIAL CONDITION AND LIQUIDITY

Our cash position increased during the period from approximately $330,000 at December 31, 2012 to approximately $650,000 at March 31, 2013. This increase in cash is primarily the result of cash provided by operating activities as well as cash provided by financing activities.

Our operating activities provided $86,450 of cash in the quarter ended March 31, 2013 (the “2013 Period”), as opposed to the cash used by operating activities of $842,265 in the quarter ended March 31, 2012 (the “2012 Period”). The cash provided by operations in the 2013 is primarily the result of the net loss during the period, offset by non-cash expenditures and working capital management. In the 2013 Period, our $600,000 deposit related to a potential acquisition from 2012 was returned to us and was a significant source of working capital for us. Our cash used in operations during the 2012 Period is also primarily the result of the net loss during the period, partially offset by working capital management.

We would expect our cash used in, or provided by, operating activities to fluctuate in future quarters in 2013, depending on the timing of receipt of various items. We expect positive cash flow from operations in future quarters in 2013, but not necessarily in all quarters, as a result of increasing revenues, particularly license agreements, while expenses increase at a much lower rate.

Our cash provided by financing activities was approximately $230,000 in the 2013 Period. This was the result of issuing notes payable to supplement our cash balance, partially offset by payments on capital leases and notes payable. We had cash used in financing activities of approximately $9,000 in the 2012 Period related to payments made on capital lease obligations.

We used an insignificant amount of cash related to the purchase of equipment in the 2012 Period and had no capital expenditures in the 2013 Period. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2013.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock and debt. While we expect to be able to obtain any funds needed for operations, there can be no assurance that, if needed, any financing alternatives can be arranged on commercially acceptable terms. If we are unable to achieve sufficient revenues to support our operations, we may be required to obtain funding on terms that are unfavorable to the Company. We believe that our success in reaching profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research, development and commercialization activities. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2013. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is possible that the commercialization of our existing and proposed products may require additional capital in excess of our current funding. We do, however, have a plan to operate profitably in 2013 based on the receipt of research funding, license agreements, product sales, and other revenues. We have cut back significantly on our expenditures to better match our revenues and expenditures; however, this cut back in expenditures will likely delay commercialization of some of our products. Achievement of at least break-even would enable us to continue our research without seeking additional financing in the future.

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

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our net loss for the 2013 Period was approximately $1.375 million, as compared with the net loss of approximately $1.6 million for the 2012 Period. Our loss from operations decreased by a much larger amount than net income, from approximately $1.525 million to approximately $675,000 – a decrease of greater than 50%. The reasons for the decreased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2013, totaled approximately $950,000, compared to approximately $775,000 for the same quarter in 2012. The revenues in both periods were substantially all the result of reimbursed research expenditures. The majority of the revenues in both periods came from government sources, which is included in government contract revenue in the statement of operations. At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2013 to increase above the first quarter level in the majority of quarters. Our plan calls for targeted revenues of $7.0 million for 2013. Our business strategy is built on commercializing our technology through product sales and developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, or product sales, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We have a research revenue backlog of approximately $2.8 million as of March 31, 2013, up from our total research revenue backlog of approximately $1.8 million as of March 31, 2012. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel; however, we do plan to increase this backlog significantly throughout 2013 and an increase in revenue levels may require additional personnel. We expect our revenue backlog to continue to support our expected revenue levels.

We incurred research and development expenses of approximately $875,000 for the 2013 Period, a decrease from the approximately $1.3 million incurred in the 2012 Period. This decrease in research expenses is a direct result of our cost cutting initiatives and elimination of almost all unfunded research activities. We expect research and development expenditures to remain near the current level for the balance of 2013; however, significant new revenue producing research programs beyond those already identified could cause research and development expenditures to increase further.

Our selling, general, and administrative expenses were approximately $750,000 for the 2013 Period, compared with approximately $975,000 for the 2012 Period. This decrease in selling, general, and administrative expenses was primarily the result of our cost cutting efforts.

Our interest income is insignificant in both periods. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2013.

Our interest expense, which is primarily the result of our convertible notes payable, increased in the 2013 Period. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the beneficial conversion feature of the notes. The interest expense increased because of several factors including new notes issued with beneficial conversion features, original issue discount on new notes issue, and expense associated with induced conversions (lowering the conversion price to induce conversion).

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2013 through March 31, 2013, we issued 600,000 restricted shares of common stock in payment of an accounts payable of $60,000 in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, we issued 8,275,461 shares in connection with the conversion of convertible notes. A total of $824,437 of notes payable, including accrued interest, were converted during the period.

ITEM 6.       EXHIBITS

(a)     Exhibits: See Index to Exhibits on page 15 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 1, 2013
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

