Form 10-Q
period 2013-06-30
Applied Nanotech Holdings, Inc
filed 2013-08-01
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒                                   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

  [ X] Yes   [  ] No

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

  [  ] Yes   [X] No

As of July 31, 2013, the registrant had 131,839,806 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$328,140	$331,579
Accounts receivable, trade – net of allowance for doubtful accounts	471,515	369,409
Prepaid expenses and other current assets	81,614	692,541

Total current assets	881,269	1,393,529

Property and equipment, net	217,023	270,693
Other assets	27,775	28,591
Total assets	$1,126,067	$1,692,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$731,978	$813,505
Convertible notes payable	1,896,008	755,800
Obligations under capital lease	37,697	56,680
Accrued liabilities	1,185,745	855,264
Deposits and deferred revenue	51,239	103,370

Total current liabilities	3,902,667	2,584,619

Obligations under capital lease, long-term	–	10,480

Convertible notes payable	–	1,631,072

Total liabilities	3,902,667	4,226,171

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $1.00 par value, 2,000,000 shares authorized;
No shares issued and outstanding	–	–
Common stock, $.001 par value, 160,000,000 shares authorized,
130,707,780 and 119,699,286 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	130,708	119,699
Additional paid-in capital	117,096,953	115,332,346
Accumulated deficit	(120,004,261)	(117,985,403)

Total stockholders' deficit	(2,776,600)	(2,533,358)

Total liabilities and stockholders' deficit	$1,126,067	$1,692,813

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Government contracts	$436,191	$370,378	$915,017	$786,544
Contract research	451,879	84,142	763,930	151,354
License fees and royalties	82,282	601,596	138,355	778,896
Product sales	94,920	65,618	167,621	134,488
Other	1,500	8,217	30,559	55,805
Total revenues	1,066,772	1,129,951	2,015,482	1,907,087

Research and development	911,476	1,377,005	1,779,148	2,730,271
Selling, general and administrative expenses	635,699	1,206,428	1,383,480	2,148,432

Operating costs and expenses	1,547,175	2,583,433	3,162,628	4,878,703

Loss from operations	(480,403)	(1,453,482)	(1,147,146)	(2,971,616)

Other income (expense), net
Interest expense	(163,564)	(98,052)	(871,766)	(187,963)
Interest income	49	729	54	1,575

Loss from continuing operations before taxes	(643,918)	(1,550,805)	(2,018,858)	(3,158,004)

Provision for taxes	–	–	–	–

Net loss	$(643,918)	$(1,550,805)	$(2,018,858)	$(3,158,004)

Earnings (loss) per share

Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding

Basic and Diluted	127,993,613	119,137,920	126,450,138	119,099,859

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,018,858)	$(3,158,004)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	53,670	54,554
Amortization of discount on debt	756,110	112,917
Stock based compensation expense	54,454	167,298
Changes in assets and liabilities:
Accounts receivable, trade	(102,106)	132,982
Prepaid expenses and other assets	611,744	(597,921)
Accounts payable and accrued liabilities	399,691	579,554
Deferred revenue	(52,131)	(200,000)

Total adjustments	1,721,432	249,384

Net cash used in operating activities	(297,426)	(2,908,620)

Cash flows from investing activities:
Purchases of property and equipment	–	(50,398)
Net cash used in investing activities	–	(50,398)

Cash flows from financing activities:
Repayment of capital leases and notes payable	(100,263)	(21,771)
Proceeds from long-term debt	394,250	600,000

Net cash provided by financing activities	293,987	578,229

Net (decrease) in cash and cash equivalents	(3,439)	(2,380,789)

Cash and cash equivalents, beginning of period	331,579	3,071,783

Cash and cash equivalents, end of period	$328,140	$690,994

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2013 and 2012, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2012, has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information

Cash paid for interest for the six months ended June 30, 2013 and 2012, was $10,579 and $7,069, respectively. During the six months ended June 30, 2013 and 2012, the Company had non-cash transactions related to share based payments described in greater detail in Note 5, non-cash transactions related to the conversion of accounts payable into common stock described in greater detail in Note 4, and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Notes 3 and 4. The Company also had a capital lease transaction in the amount of $28,567 in the six months ended June 30, 2012.

3.       Notes Payable and Long-Term Debt

As described in detail in our Form 10-K for the year ended December 31, 2012 we issued convertible notes from 2009 through 2012. Additional notes with a face amount of $394,250 were issued in the six months ended June 30, 2013. As of June 30, 2013, there are notes with a total face amount of $2,116,167 outstanding. These notes are due at dates throughout 2013 and through March 2014. These notes bear interest at rates ranging from 5% to 8%, and $413,109 of the notes outstanding include a 10% original issuance discount. The notes are convertible at fixed rates ranging from $0.08 to $0.25 per share and $413,109 of the face amount of the notes are convertible at floating discounts of 30% to 35% to the market price of our common stock at the date of conversion.

At the time of issuance the value of the beneficial conversion feature of these notes is calculated, recorded as a discount to the note, and amortized to expense over the term of the note. If the notes are converted before maturity, any unamortized expense at the time of conversion is expensed at the time of conversion. As of June 30, 2013, there is $220,159 of unamortized discount remaining to be amortized in future periods.

A total of $756,110 and $112,917 of discount was amortized to interest expense during the three month periods ending March 31, 2013 and 2012, respectively.

4.       Stockholders’ Equity

During the six months ended June 30, 2013, we issued 600,000 shares of common stock related to the payment of $60,000 of trade payables in an exempt offering under Regulation D of the Securities Act of 1933. We also issued 12,948 shares of common stock in connection with restricted stock payments to employees during the same period. During the six months ended June 30, 2013, we issued 9,925,461 shares of common stock as the result of the conversion of notes payable and related accrued interest in the amount of $918,079. We also issued 470,085 shares in connection with a cashless exercise of 1,692,307 warrants issued in January 2013 in connection with the issuance of convertible notes.

During the six months ended June 30, 2012, we issued 222,222 restricted shares of common stock related to the payment of $60,000 of trade payables in an exempt offering under Regulation D of the Securities Act of 1933.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.       Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $54,454 and $167,298 in compensation expense in the periods ended June 30, 2013 and 2012, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For options issued in 2013, the same approximate assumptions were used.

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

Six months ended June 30, 2013 and 2012

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

OUTLOOK

We expect our present cash balances, when combined with known and expected revenue sources, to enable us to operate through the end of 2013. However, our cash on hand is only adequate to allow us to operate into September 2013.We expect to sign additional contracts during this time period which will extend that period further. If we do not receive the expected revenue sources as quickly as anticipated, we may be required to cut back on our commercialization activities, or to raise additional funding. If we are unable to raise additional funding on commercially acceptable terms, we may be forced to drastically curtail activities or obtain funding on terms that are not favorable to the Company.

We had a plan to achieve profitability in 2013 based on $7.0 million of revenues, and that plan anticipated a loss in the first quarter, and profits in the second quarter to offset part of that first quarter loss. We were unable to achieve profitability in the second quarter, but substantially reduced our loss from that incurred in the first quarter. A critical component of our plan is the receipt of additional revenues. These revenues must come from a variety of sources, including research revenues, license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees, and product sales by us. Our revenues are behind plan as of June 30 and it is not likely that the shortfall can be made up. We likely will end up with a loss for the year; however, we are currently working on a plan to further reduce expenses, should anticipated revenues not be achieved.

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

Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of electronic products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. If adequate funds are not available from operations, or other sources of financing, we may have to eliminate, or reduce substantially, expenditures for research and development, testing and production of its products, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results could materially and adversely affect us and impair our ability to operate effectively.

RECENT DEVELOPMENTS

We received approximately $1.35 million of new research contracts in 2013, of which approximately $100,000 has been recognized as revenue as of June 30, and the balance remains in our backlog.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was basically unchanged during the period from December 31, 2012 to June 30, 2013 at approximately $330,000.

Our net cash used in operating activities decreased substantially from approximately $2.9 million in the 2012 Period to approximately $300,000 in the 2013 Period. A significant portion of this is the result of operating factors discussed below in the “Results of Operations”, impacted by non-cash expenses, and working capital management. Working capital management includes an increase in accrued expenses as a result of the deferral of a portion of salaries and board fees to preserve cash.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment in 2012. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2013.

We had cash provided by financing activities in both periods. In 2013 and 2012 we had cash generated from the issuance of convertible notes payable in the amounts of approximately $400,000 and $600,000, respectively. The cash used in financing activities in both periods related to payments on capital leases and payments on long-term debt.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

We expect to continue to incur substantial expenses for research, development and commercialization activities. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2013. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is likely that the commercialization of our existing and proposed products will require additional capital in excess of our current funding. We do, however, have a plan to achieve profitable income from operations for the balance of 2013 based on the receipt of research funding, license agreements, product sales, and other revenues. We have cut back significantly on our expenditures to better match our revenues and expenditures and intend to cut further if revenues do not support our current expenditure levels; however, this cut back in expenditures will impact and likely delay commercialization of some of our products. Achievement of at least break-even would enable us to continue our research without seeking additional financing in the future.

Because the timing and receipt of revenues from product sales, or license and royalty agreements will be tied to the achievement of certain product development, testing and marketing objectives, which cannot be predicted with certainty, there may be substantial fluctuations in our results of operations. If revenues do not increase as rapidly as anticipated, or if product development and testing require more funding than anticipated, we may be required to curtail our operations or seek additional financing from other sources at some point in the future. The combined effect of the foregoing may prevent us from achieving sustained profitability for an extended period of time and impair our ability to operate effectively.

RESULTS OF OPERATIONS

The net loss for both the quarter and six months ended June 30, 2013 was substantially decreased from the same time periods in 2012 – both decreasing by over 50%. The decrease in operating loss was even more significant, decreasing by over 60% from approximately $3.0 million in the six months ended June 30, 2012 to approximately $1.15 million for the six month period ended June 30, 2013. This decreased loss was the result of reasons set forth below.

Our revenues for the quarter ended June 30, 2013 totaled approximately $1.07 million compared to approximately $1.13 million for the same quarter of 2012. For the six-month period ended June 30, 2013 (the “2013 Period”), our revenues were approximately $2.0 million as compared with approximately $1.9 million for the six-month period ended June 30, 2012 (the “2012 Period). The largest source of revenues in the 2013 Period was from contract research – approximately $1.7 million, of which approximately $915,000 was from government sources. This is a significant increase from the 2012 Period and was the result of an increased focus on increasing our core research revenues. The main source of this was a significant increase in contract research revenue from nongovernmental sources – primarily the N.E. Gas Association and the California Citrus Research Board.

Our license fees and royalties decreased significantly in 2013. Of the total of approximately $779,000 in royalty revenue in 2012, $500,000 was from the remainder of the YHCC license signed in 2011. The balance of approximately $279,000 was from Yonex. The 2013 amount was from the same sources - $50,000 from YHCC and the balance from Yonex. The YHCC royalty was an initial payment on the portion of the geographic expansion of the YHCC license specifically tied to validation of the silver inks and pastes. The Yonex royalties decreased from $279,000 in the 2012 Period to approximately $88,000 in the 2013 Period. This decrease was based on two factors – significant decreases in product sales by Yonex, primarily in the golf product line, combined with the weakness in the Japanese Yen, which results in fewer dollars paid to us on the same level of product sales by Yonex.

We also had an increase in our product sales from 2012 to 2013, which is the result of our increased focus in this area. We expect product sales to continue to grow throughout the remainder of the year and are targeting at least $500,000 in product sales in 2013.

We have a research revenue backlog of approximately $2.5 million as of the date of this filing, as compared to our backlog of approximately $2.9 million as of July 31, 2012. We have several quotes in process. We expect to land additional research contracts and we expect our research revenue to increase during the third and fourth quarters of 2013. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for research purposes for the balance of the year, unless we receive significant new revenues.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2013 to increase above the level of the first two quarters of 2013. Our plan calls for targeted revenues of $7.0 million for 2013. We are currently behind our revenue plan and likely will not be able to make up the shortfall, particularly in the royalty area; however, our plan anticipated increased revenues in the third and fourth quarters. Our business strategy is built on commercializing our technology through product sales and developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, or product sales, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We incurred research and development expenses of approximately $1.8 million in the 2013 Period, which was down from approximately $2.7 million incurred in the 2012 Period. This decrease in research expenses is a direct result of cost reduction efforts, including elimination of the majority of spending related to unfunded projects. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase.

Our selling, general, and administrative expenses decreased from approximately $2.1 million in the 2012 Period to $1.4 million in the 2013 Period. The decrease relates to extensive and wide ranging cost reduction programs designed to better match our expenses with our revenue. These reductions include elimination of most investor relations activities, a reduction in the number of employees, elimination of the use of consultants, a reduction in professional fees, and a reduction in other expenses

Our interest income is insignificant in both periods. Our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2013.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2013 through June 30, 2013, we issued 600,000 restricted shares of common stock in payment of an accounts payable of $60,000 in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, we issued 9,925,461 shares in connection with the conversion of convertible notes. A total of $918,079 of notes payable, including accrued interest, were converted during the period.

ITEM 6.     EXHIBITS

Exhibits: See Index to Exhibits on page 14 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: August 1, 2013	/s/ Dr. Zvi Yaniv Dr. Zvi Yaniv President and Chief Operating Officer (Principal Executive Officer)

Date: August 1, 2013	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Dr. Zvi Yaniv

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Dr. Zvi Yaniv

32.2	Section 1350 Certificate of Douglas P. Baker

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

