Form 10-Q
period 2013-09-30
Applied Nanotech Holdings, Inc
filed 2013-11-05
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

☑	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐

Non-accelerated Filer  ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☑	No

As of October 31, 2013, the registrant had 139,997,816 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	(Unaudited) September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$352,973	$331,579
Accounts receivable, trade – net of allowance for doubtful accounts	382,633	369,409
Prepaid expenses and other current assets	84,055	692,541

Total current assets	819,661	1,393,529

Property and equipment, net	194,638	270,693
Other assets	26,960	28,591
Total assets	$1,041,259	$1,692,813

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$598,846	$813,505
Convertible notes payable	1,893,128	755,800
Obligations under capital lease	23,858	56,680
Accrued liabilities	1,393,000	855,264
Deposits and deferred revenue	51,239	103,370

Total current liabilities	3,960,071	2,584,619

Obligations under capital lease, long-term	–	10,480

Convertible notes payable	–	1,631,072

Total liabilities	3,960,071	4,226,171

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.001 par value, 160,000,000 shares authorized, 135,767,864 and 119,699,286 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	135,768	119,699
Additional paid-in capital	117,347,131	115,332,346
Accumulated deficit	(120,401,711)	(117,985,403)

Total stockholders' deficit	(2,918,812)	(2,533,358)

Total liabilities and stockholders' deficit	$1,041,259	$1,692,813

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Government contracts	$560,606	$436,729	$1,475,623	$1,223,273
Contract research	174,698	98,888	938,628	250,242
License fees and royalties	350,581	109,000	488,936	887,896
Product sales	81,729	54,543	249,350	189,031
Other	7,600	6,345	38,159	62,150
Total revenues	1,175,214	705,505	3,190,696	2,612,592

Research and development	776,324	938,865	2,555,472	3,601,210
Selling, general and administrative expenses	616,665	880,892	2,000,145	3,097,250

Operating costs and expenses	1,392,989	1,819,757	4,555,617	6,698,460

Loss from operations	(217,775)	(1,114,252)	(1,364,921)	(4,085,868)

Other income (expense), net
Interest expense	(183,398)	(131,565)	(1,055,164)	(319,528)
Interest income	3,723	8	3,777	1,583

Loss from continuing operations before taxes	(397,450)	(1,245,809)	(2,416,308)	(4,403,813)

Provision for taxes	–	–	–	–

Net loss	$(397,450)	$(1,245,809)	$(2,416,308)	$(4,403,813)

Earnings (loss) per share

Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted average shares outstanding

Basic and Diluted	131,390,259	119,381,717	128,567,427	119,194,845

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,416,308)	$(4,403,813)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization expense	76,055	83,037
Amortization of discount on debt	896,980	274,815
Stock based compensation expense	60,204	215,291
Changes in assets and liabilities:
Accounts receivable, trade	(13,224)	403,915
Prepaid expenses and other assets	610,117	(545,706)
Accounts payable and accrued liabilities	491,178	812,381
Deferred revenue	(52,131)	(200,000)

Total adjustments	2,069,179	1,043,733

Net cash used in operating activities	(347,129)	(3,360,080)

Cash flows from investing activities:
Purchases of property and equipment	–	(50,398)
Net cash used in investing activities	–	(50,398)

Cash flows from financing activities:
Repayment of capital leases and notes payable	(114,102)	(36,590)
Proceeds from long-term debt	482,625	735,700

Net cash provided by financing activities	368,523	699,110

Net increase (decrease) in cash and cash equivalents	21,394	(2,711,368)

Cash and cash equivalents, beginning of period	331,579	3,071,783

Cash and cash equivalents, end of period	$352,973	$360,415

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 2013 and 2012 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2013 and 2012, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made in the prior period’s consolidated interim financial information to conform to the current year’s presentation.

2.       Supplemental Cash Flow Information

Cash paid for interest for the nine months ended September 30, 2013 and 2012, was $11,641 and $18,676, respectively. During the nine months ended September 30, 2013 and 2012, the Company had non-cash transactions related to share based payments described in greater detail in Note 5, non-cash transactions related to the conversion of accounts payable into common stock described in greater detail in Note 4, and non-cash transactions related to the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Notes 3 and 4. The Company also had a capital lease transaction in the amount of $28,567 in the nine months ended September 30, 2012.

3.       Notes Payable and Long-Term Debt

As described in detail in our Form 10-K for the year ended December 31, 2012 we issued convertible notes from 2009 through 2012. Additional notes with a face amount of $482,625 were issued in the nine months ended September 30, 2013. As of September 30, 2013, there are notes with a total face amount of $2,042,958 outstanding. These notes are due at dates throughout 2013 and through August 2014. These notes bear interest at rates ranging from 5% to 8%, and $277,150 of the notes outstanding include a 10% original issuance discount. The notes are convertible at fixed rates ranging from $0.08 to $0.25 per share and $339,900 of the face amount of the notes are convertible at floating discounts to the market price of our common stock at the date of conversion. The majority of these floating rates are at a 30% discount to market.

At the time of issuance the value of the beneficial conversion feature of these notes is calculated, recorded as a discount to the note, and amortized to expense over the term of the note. If the notes are converted before maturity, any unamortized expense at the time of conversion is expensed at the time of conversion. As of September 30, 2013, there is $149,831 of unamortized discount remaining to be amortized in future periods.

A total of $896,980 and $274,815 of discount was amortized to interest expense during the nine month periods ending September 30, 2013 and 2012, respectively.

4.       Stockholders’ Equity

During the nine months ended September 30, 2013, we issued 600,000 shares of common stock related to the payment of $60,000 of trade payables in an exempt offering under Regulation D of the Securities Act of 1933. We also issued 165,735 shares of common stock in connection with restricted stock payments to employees during the same period. During the nine months ended September 30, 2013, we issued 14,832,858 shares of common stock as the result of the conversion of notes payable and related accrued interest in the amount of $1,099,527. We also issued 470,085 shares in connection with a cashless exercise of 1,692,307 warrants issued in January 2013 in connection with the issuance of convertible notes.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.        Stockholders’ Equity (continued)

During the nine months ended September 30, 2012, we issued 494,949 shares of common stock in payment of accounts payable in the amount of $120,000, and 94,360 shares in connection with restricted stock payments to employees.

5.       Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $60,204 and $215,291 in compensation expense in the periods ended September 30, 2013 and 2012, respectively, related to options and restricted stock issued under our stock-based incentive compensation plans. This includes expense related to both options issued and committed, as well as unissued restricted stock in the current year, and options issued in prior years for which the requisite service period for those options includes the current year. The fair value of these options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For options issued in 2013, the same approximate assumptions were used.

6.       Contingencies

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2012 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material effect on the financial statements.

7.        Subsequent Events

In October 2013, the Company issued an additional 400,000 shares of common stock in payment of an amount due to the Company’s patent attorney. In addition, 3,809,717 shares of common stock were issued related to the conversion of convertible notes payable in the amount of $70,106.

In October 2013, the Company signed a non-binding letter of intent with Nanofilm, Ltd. to combine the two companies through a stock swap transaction.

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

Nine months ended September 30, 2013 and 2012

OVERVIEW

We are a nanotechnology company, primarily engaged in the development of technologies, based principally on our intellectual property. We generate revenues by performing research services, licensing our technology, and selling products based on our technology. During all periods presented, our primary revenues were earned as a result of reimbursed research expenditures and licensing of our technology. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we expect to incur significant additional research and development expenses in 2013 to further develop our technology. We are focused on commercializing our technology and obtaining sufficient revenue to cover our ongoing expenditures and to achieve profitability.

OUTLOOK

We expect our present cash balances, when combined with known and expected revenue sources, to enable us to operate through the end of November 2013, and likely through the end of the year. However, our cash on hand is only adequate to allow us to operate until mid- November 2013. If we do not receive the expected revenue sources as quickly as anticipated, we may be required to cut back on our commercialization activities, or to raise additional funding. We expect to raise additional funding, but if we are unable to raise additional funding on commercially acceptable terms, we may be forced to drastically curtail activities or obtain funding on terms that are not favorable to the Company.

We had a plan to achieve profitability in 2013 based on $7.0 million of revenues, and that plan anticipated a loss in the first quarter, and profits in the second and third quarters to offset that first quarter loss. We were unable to achieve profitability in the second or third quarters, but substantially reduced our losses in each quarter from the loss incurred in the first quarter. A critical component of our plan is the receipt of additional revenues. These revenues must come from a variety of sources, including research revenues, license fees – either in the form of an upfront payment, or from ongoing royalties as a result of product sales by our licensees, and product sales by us. Our revenues are behind plan as of September 30, and it is not likely that the shortfall can be made up. At the present time, we would expect our revenues for 2013 to be between $4.0 and $4.5 million. We almost certainly will end up with a loss for the year; however, we are currently working on a plan to further reduce expenses, should anticipated revenues not be achieved.

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

RECENT DEVELOPMENTS

We received approximately $1.3 million of new research contracts in 2013, of which approximately $400,000 has been recognized as revenue as of September 30, and the balance remains in our backlog.

In October 2013, we signed a nonbinding letter of intent with Nanofilm, Ltd. to combine the two companies through a stock swap transaction. Additional details will become available as the documents are finalized and the proxy statement for shareholder approval is finalized.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our cash position was basically unchanged during the period from December 31, 2012 to September 30, 2013, up to approximately $353,000 from approximately $332,000.

Our net cash used in operating activities decreased substantially from approximately $3.4 million in the nine months ended September, 30, 2012 (the “2012 Period”) to approximately $350,000 in the nine months ended September 30, 2013 (the”2013 Period”). A significant portion of this is the result of operating factors discussed below in the “Results of Operations”, impacted by non-cash expenses, and working capital management. Working capital management includes an increase in accrued expenses as a result of a deferral of a portion of salaries and board fees to preserve cash.

Cash used in investing activities in both periods was insignificant and related to the purchase of capital equipment in 2012. We expect cash used in investing activities to remain at relatively insignificant levels for the balance of 2013.

We had cash provided by financing activities in both periods. In 2013 and 2012 we had cash generated from the issuance of convertible notes payable in the amounts of approximately $500,000 and $700,000, respectively. The cash used in financing activities in both periods related to payments on capital leases and payments on long-term debt.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

We expect to continue to incur substantial expenses for research, development and commercialization activities. Further, we believe that certain products that may be developed by potential licensees of our technology may not be available for commercial sale or routine use for a period of one to two years. Others are expected to be available in 2014. While we would likely receive initial license payments, ongoing royalty streams related to some licenses may not be available until potential licensees have introduced products using our technology. Therefore, it is likely that the commercialization of our existing and proposed products will require additional capital in excess of our current funding. We had a plan to achieve profitable income from operations for 2013 based on the receipt of research funding, license agreements, product sales, and other revenues. However, we did not achieve the targeted revenues and as a result it is highly unlikely that we will be profitable in 2013. We have cut back significantly on our expenditures to better match our revenues and expenditures and intend to cut further if revenues do not support our current expenditure levels; however, this cut back in expenditures will impact and likely delay commercialization of some of our products. Achievement of at least break-even would enable us to continue our research without seeking additional financing in the future.

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

RESULTS OF OPERATIONS

The net loss for both the quarter and nine months ended September 30, 2013 was substantially decreased from the same time periods in 2012. The net loss decreased by approximately 70% for the quarter and 45% for the nine month period. The decrease in operating loss was even more significant, decreasing by over 65% from approximately $4.1 million in the nine months ended September 30, 2012 to approximately $1.36 million for the nine month period ended September 30, 2013. This decreased loss was the result of reasons set forth below.

Our revenues for the quarter ended September 30, 2013 totaled approximately $1.175 million compared to approximately $705,000 for the same quarter in 2012. For the nine-month period ended September 30, 2013 (the “2013 Period”), our revenues were approximately $3.2 million as compared with approximately $2.6 million for the nine-month period ended September 30, 2012 (the “2012 Period”). The largest source of revenues in the 2013 Period was from contract research – approximately $2.4 million, of which approximately $1.475 million was from government sources. This is a significant increase from the 2012 Period and was the result of an increased focus on increasing our core research revenues. The main source of this was a significant increase in contract research revenue from nongovernmental sources – primarily the N.E. Gas Association and the California Citrus Research Board.

Our license fees and royalties decreased significantly in 2013. Of the total of approximately $888,000 in royalty revenue in the 2012 Period, $500,000 was from the remainder of the YHCC license signed in 2011. The balance of approximately $388,000 was from Yonex. The 2013 Period amount was from the same sources - $250,000 from YHCC and the balance from Yonex. The YHCC royalty was a payment on the remaining portion of the geographic expansion of the YHCC license.The Yonex royalties decreased from $388,000 in the 2012 Period to approximately $239,000 in the 2013 Period. This decrease was based on two factors – significant decreases in product sales by Yonex, primarily in the golf product line, combined with the weakness in the Japanese Yen, which results in fewer dollars paid to us on the same level of product sales by Yonex. As a result of these declining sales, we offered Yonex the opportunity for a lump sum payment for a paid up license. We received that payment in September and will receive no future royalties from Yonex.

We also had an increase in our product sales from 2012 to 2013, which is the result of our increased focus in this area. We expect product sales to continue to grow throughout the remainder of the year and are targeting at least $400,000 in product sales in 2013.

We have a research revenue backlog of approximately $1.9 million as of the date of this filing, as compared to our backlog of approximately $2.4 million as of September 30, 2012. We have several quotes in process. We expect to land additional research contracts, and we expect our research revenue to remain at high levels during the fourth quarter of 2013. Our ability to perform continued research, or fulfill our backlog, will not require additional personnel. We do not anticipate hiring any additional people for research purposes for the balance of the year, unless we receive significant new revenues.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue to continue at levels similar to the third quarter. Our plan called for targeted revenues of $7.0 million for 2013. We are currently behind our revenue plan and likely will not be able to make up the shortfall, particularly in the royalty area. We currently expect revenues of $4.0 to $4.5 million for 2013. Our business strategy is built on commercializing our technology through product sales and developing a royalty stream from licensing our intellectual property. To supplement this, we also seek funding from both governmental and private sources to help fund our research. Until we are able to develop a steady revenue stream from royalties, or product sales, our revenues will tend to fluctuate greatly from quarter to quarter. Our private research funding tends to come in large amounts at sporadic times.

We incurred research and development expenses of approximately $2.6 million in the 2013 Period, which was down from approximately $3.6 million incurred in the 2012 Period. This decrease in research expenses is a direct result of cost reduction efforts, including elimination of the majority of spending related to unfunded projects. Significant new revenue producing research programs beyond those already identified could, however, cause research and development expenditures to increase.

Our selling, general, and administrative expenses decreased from approximately $3.1 million in the 2012 Period to $2.0 million in the 2013 Period. The decrease relates to extensive and wide ranging cost reduction programs designed to better match our expenses with our revenue. These reductions include elimination of most investor relations activities, a reduction in the number of employees, elimination of the use of consultants, a reduction in professional fees, and a reduction in other expenses.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2013 through September 30, 2013, we issued 600,000 restricted shares of common stock in payment of an accounts payable of $60,000 in an exempt offering under Regulation D of the Securities Act of 1933. During the same period, we issued 14,832,858 shares in connection with the conversion of convertible notes. A total of $1,099,527 of notes payable, including accrued interest, were converted during the period.

ITEM 6.     EXHIBITS

Exhibits: See Index to Exhibits on page 14 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: November 4, 2013	/s/ Dr. Zvi Yaniv Dr. Zvi Yaniv President and Chief Operating Officer (Principal Executive Officer)

Date: November 4, 2013	/s/ Douglas P. Baker Douglas P. Baker Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit
11	Computation of (Loss) Per Common Share

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Dr. Zvi Yaniv

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Douglas P. Baker

32.1	Section 1350 Certificate of Dr. Zvi Yaniv

32.2	Section 1350 Certificate of Douglas P. Baker

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

