Form 10-Q
period 2014-03-31
Applied Nanotech Holdings, Inc
filed 2014-05-08
CIK 891417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, the registrant had 157,053,526 shares of common stock, par value $.001 per share, issued and outstanding.

APPLIED NANOTECH HOLDINGS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$159,039	$119,551
Accounts receivable, trade – net of allowance for doubtful accounts	327,177	462,964
Prepaid expenses and other current assets	78,401	85,499

Total current assets	564,617	668,014

Property and equipment, net	141,692	157,772
Other assets	27,114	27,114
Total assets	$733,423	$852,900

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$704,002	$642,486
Convertible notes payable	1,823,729	1,859,912
Obligations under capital lease	–	10,427
Accrued liabilities	1,376,981	1,580,194
Deposits and deferred revenue	194,355	143,323

Total current liabilities	4,099,067	4,236,342

Total liabilities	4,099,067	4,236,342

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock, $1.00 par value, 2,000,000 shares authorized; No shares issued and outstanding	–	–
Common stock, $.001 par value, 160,000,000 shares authorized, 157,053,526 and 147,825,202 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	157,054	147,825
Additional paid-in capital	118,045,073	117,595,024
Accumulated deficit	(121,567,771)	(121,126,291)

Total stockholders' deficit	(3,365,644)	(3,383,442)

Total liabilities and stockholders' deficit	$733,423	$852,900

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Government contracts	$719,298	$478,826
Contract research	139,300	312,051
Product sales	23,634	72,701
License fees and royalties	–	56,073
Other	200	29,059
Total revenues	882,432	948,710

Research and development	626,355	867,672
Selling, general and administrative expenses	601,688	747,781

Operating costs and expenses	1,228,043	1,615,453

Gain on sale of property and equipment	2,555	–

Loss from operations	(343,056)	(666,743)

Other income (expense), net
Interest expense	(98,454)	(708,202)
Interest income	30	5

Loss before taxes	(441,480)	(1,374,940)

Provision for taxes	–	–

Net loss	$(441,480)	$(1,374,940)
Loss per share

Basic and Diluted	$(0.00)	$(0.01)
Weighted average shares outstanding

Basic and Diluted	154,425,018	123,137,188

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(441,480)	$(1,374,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,080	27,454
Amortization of discount on debt	59,953	637,296
Stock based compensation expense	197,376	33,414
Gain on disposal of property and equipment	(2,555)	–
Changes in assets and liabilities:
Accounts receivable, trade	135,787	(82,122)
Prepaid expenses and other assets	7,098	603,514
Accounts payable	91,516	(82,703)
Accrued liabilities	(123,197)	227,907
Deposits and deferred revenue	51,032	96,630

Total adjustments	433,090	1,461,390

Net cash provided by (used in) operating activities	(8,390)	86,450

Cash flows from investing activities:
Proceeds from the sale of fixed assets	2,555	–
Net cash provided by investing activities	2,555	–

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	55,750	318,000
Repayment of capital lease obligations and notes payable	(10,427)	(85,290)

Net cash provided by financing activities	45,323	232,710

Net increase in cash and cash equivalents	39,488	319,160

Cash and cash equivalents, beginning of period	119,551	331,579

Cash and cash equivalents, end of period	$159,039	$650,739

See notes to consolidated financial statements.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Basis of Presentation

The consolidated financial statements of the Company for the three-month periods ended March 31, 2014 and 2013, have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2013, has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

The Company has a history of net losses and negative cash flow from operations. We have had losses in each of the last three years, but we have a plan to achieve positive cashflow from operations for 2014, prior to interest expense and expenses associated with the business combination discussed in Note 6. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, and do not included any adjustments that may be required if it were unable to continue as a going concern. Management and the Board believe that the actions taken to date in 2014 and currently being taken will allow the Company to achieve positive cashflow from operations for 2014, prior to interest expense and expenses associated with the business combination discussed in Note 6, and to achieve profitability in future years. These actions include both significant expense cuts and the business combination with NanoHolding as discussed in Note 6.

2.       Supplemental Cash Flow Information

Cash paid for interest for the three months ended March 31, 2014 and 2013, was $653 and $8,796, respectively. During the three months ended March 31, 2014 and 2013, the Company had non-cash transactions related to share based payments described in greater detail in Note 5, non-cash transactions related to the conversion of accounts payable into common stock described in greater detail in Note 4, and non-cash transactions related to both the issuance of notes and the conversion of notes payable and related accrued interest into common stock that are described in greater detail in Notes 3 and 4.

3.       Notes Payable and Long-Term Debt

As described in detail in our Form 10-K for the year ended December 31, 2013 we issued convertible notes from 2009 through 2013. Additional convertible notes with a face amount of $136,250 were issued in the quarter ended March 31, 2014. One of these notes in the amount of $75,000 was issued to the Company’s former chief financial officer in a noncash transaction in connection with an overall release and settlement agreement related to the termination of employment. The note is due the earlier of December 31, 2014, or upon completion of the Company’s proposed business combination (as discussed further in Note 6) and is payable in cash or with 1.5 million shares of stock in the new entity, at the option of the Company.

As of March 31, 2014, there are notes with a total face amount of $1,883,058 outstanding. These notes are due at dates throughout 2014 and through February 2015. As of March 31, 2014, notes totaling $1,713,058 of these notes were past due and considered demand notes. These notes bear interest at rates ranging from less than 1% to 8%, and $95,000 of the notes outstanding included a 10% original issuance discount. The notes are convertible at fixed rates ranging from $0.08 to $0.25 per share and $95,000 of the face amount of the notes are convertible at a floating discounts of 30% to the market price of our common stock at the date of conversion.

At the time of issuance, the value of the beneficial conversion feature of these notes is calculated, recorded as a discount to the note, and amortized to expense over the term of the note. If the notes are converted before maturity, any unamortized expense at the time of conversion is expensed at the time of conversion. As of March 31, 2014, there is $59,329 of unamortized discount remaining to be amortized in future periods during 2014. A total of $59,953 and $637,296 of discount was amortized to interest expense during the three month periods ending March 31, 2014 and 2013, respectively.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.       Stockholders’ Equity

During the three months ended March 31, 2014, we issued 8,028,324 shares of common stock as the result of the conversion of notes payable and related accrued interest in the amount of $168,331. During the three months ended March 31, 2013, we issued 8,275,461 shares of common stock as the result of the conversion of notes payable and related accrued interest in the amount of $824,437. We also issued 470,085 shares in connection with a cashless exercise of 1,692,307 warrants issued in January 2013 in connection with the issuance of convertible notes.

During the three months ended March 31, 2014 and 2013, respectively, we issued 1,200,000 and 600,000 shares, respectively, of common stock related to the payment of $30,000 and $60,000, respectively, of trade payables in exempt offerings under Regulation D of the Securities Act of 1933. We also issued 12,948 shares of common stock in connection with restricted stock payments to employees during the period ended March 31, 2013.

5.       Share-Based Payments

We use the fair value method to account for stock based compensation. We recorded $197,376 and $33,414 in compensation expense in the periods ended March 31, 2014 and 2013, respectively, related to options issued under our stock-based incentive compensation plans and commitments to issue restricted stock. This includes expense related to both options issued and committed, as well as unissued restricted stock during the period ended, March 31, 2013, but only unissued restricted stock in the current period, The fair value of options was calculated using the Black-Scholes option pricing model. Information related to the assumptions used in this model is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The value of restricted stock grants is based upon the market price of the Company’s stock on the date of the grant.

6.       Contingencies

Proposed Business Combination

On March 10, 2014, we entered into an agreement for a proposed business combination between the Company and NanoHolding, Inc., a privately held company with a leading market position for specialty optical coatings, cleaners, and nano-composite products. The specific mechanics of the proposed transaction are included in an 8-K dated March 11, 2014, but the business combination, if approved by stockholders, will result in a combined entity with the Company and NanoHolding, Inc., operating under the name PEN, Inc.

If the Company’s stockholders approve the proposed business combination and the business combination is completed, the Company will be obligated to issue 7,074,000 shares of restricted common stock to all outside Directors of the Company, except for Director David Li, as compensation for management functions assumed by those Directors in 2013 and 2014 that went beyond their role as Directors, as well as the role that they played in facilitating the business combination. No liability for the issuance of these shares is recorded in the financial statements as of March 31, 2014 as the Company has no obligation to issue these shares unless the business combination is completed.

In addition, all of the outside Directors have been deferring a portion of their normal monthly compensation. As of March 31, 2014, the financial statements reflect a liability of approximately $194,000 for these deferred fees. If the business combination is completed, the Directors have agreed to accept payment of these fees in the stock of PEN, Inc. based on a price of $0.05 per share. If the stock of PEN, Inc. is trading above $0.05 per share at the time of payment, that will result in additional expense beyond that currently reflected in the financial statements, based on the difference between the price at the time and $0.05 per share.

APPLIED NANOTECH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.       Contingencies (cont.)

If the stockholders approve the proposed business combination and the business combination is completed, the Company will be obligated to issue up to 6.8 million shares of restricted common stock to the Company’s Chief Operating Officer (“COO”) as part of an amended compensation package. These restricted stock grants will vest based on achievement of certain price targets for the stock of new entity. No liability is recorded in the financial statements as of March 31, 2014 for this potential grant, since the Company has no obligation to issue this grant unless the business combination is completed. The Company does have a liability of $215,427 recorded for unpaid compensation due to the COO. The previously described restricted stock grant will supersede and replace any amounts due to the COO, including accrued compensation, or any severance due to the COO upon termination of employment.

Litigation

The Company is a defendant in minor lawsuits described in greater detail in its 2013 Annual Report on Form 10-K. The Company expects any potential eventual payment to have no material effect on the financial statements.

Authorized shares

As discussed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company has potential commitments to issue shares in excess of its current authorized share limit. It intends to increase its authorized shares at the next shareholder meeting, however; if its share price increases significantly prior to an increase in the authorized limit, the Company may be liable to convertible note holders or optionees for damages equal to their lost profits if it is unable to deliver shares in accordance with its existing agreements. As discussed in note 7 below, in April and May 2014, the Company amended the majority of its notes payable to lower the conversion price. These lowered conversion prices increase the amount of shares the Company is committed to release, as the conversion price was lowered to below the existing market price of common stock on a significant amount of the notes.

7.       Subsequent Events

During the Period from April 1, 2014 through May 8, 2014, the Company issued $65,000 of convertible notes payable. These notes are due July 15, 2015, bear interest at a rate of 8%, and are convertible into common stock at a discount of 25% from the market price of the common stock at the time of conversion. If the proposed business combination occurs, the notes will be automatically convertible into common stock of the merged entity under the same terms. A total of $40,000 of these notes were issued to existing Directors of the Company and a total of $10,000 were issued to proposed Directors of the new merged entity that are not currently Directors of the Company.

During the Period from April 1, 2014 through May 8, 2014, the Company retired a total of $27,500 in notes payable that were issued in January 2014 by making cash payments.

During the Period from April 1, 2014 through May 8, 2014, the Company amended notes payable with a total face amount of $1,713,058 that were past due at March 31, 2014 to extend the due date to August 15, 2014, provide for automatic conversion if the business combination is completed, and lower the conversion price in most instances. The conversion price for $760,000 of these notes was lowered to $0.05 per share, to $0.10 per share for $915,058 of these notes, and the conversion price remained unchanged at $0.08 per share for the remaining $38,000 of notes.

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

Three months ended March 31, 2014 and 2013

OVERVIEW

We are a nanotechnology company, primarily engaged in the development of technologies, based principally on our intellectual property. Historically, we have generated revenues by performing research services, licensing our technology, and selling products based on our technology. During all periods presented, substantially all of our revenues were earned as a result of reimbursed research expenditures. As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, we expect to incur additional research and development expenses in 2014 to continue development of our technology. We are currently focused on obtaining sufficient revenue to cover our ongoing expenditures and achieving positive cash flow from operations. We are focused almost exclusively on our research contracts and have temporarily abandoned all commercialization efforts related to our technology. As such, there will be no significant product sales in the foreseeable future.

RECENT DEVELOPMENTS

On March 10, 2014, we entered into an agreement for a proposed business combination between the Company and NanoHolding, Inc., a privately held company with a leading market position for specialty optical coatings, cleaners, and nano-composite products. The specific mechanics of the proposed transaction are included in a current report on Form 8-K dated as of March 10, 2014 and the merger transaction is described in greater detail below, but the business combination, if approved by stockholders, will result in a combined entity with the Company and NanoHolding, Inc., operating under the name PEN, Inc.

The transaction is subject, among other things, to approval by the Company’s stockholders, reaching agreement with the Company’s convertible debt holders to convert their debt into equity in the combined entity or pay the debt, and raising bridge financing in the amount of up to $1.5 million to enable the Company to pay transaction expenses, retire debt, and operate until the business combination can be completed, if approved by stockholders.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Merger Agreement

On March 10, 2014, the Company, together with its wholly owned direct subsidiaries PEN INC, a Delaware corporation (“PEN”) and NanoMerger Sub Inc., (“Merger Sub”) entered into an Agreement and Plan of Merger and Exchange (the “Merger Agreement”) with NanoHolding Inc. (“Nano”) and Carl Zeiss, Inc. (“Zeiss”), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will merge with and into PEN and Nano will merge with and into Merger Sub and become a wholly-owned subsidiary of PEN (the “Merger”), immediately thereafter Zeiss will exchange its interest in Nano’s subsidiary for stock in PEN. Nano’s subsidiary Nanofilm Ltd. (“Nanofilm”) is a private company with a leading market position for specialty optical coatings, cleaners and nano-composite products. Upon completion of the Merger, current stockholders of the Company. holders of certain debt convertible into the Company’s common stock, and others with rights to acquire stock are expected to receive approximately 38% of PEN’s outstanding common stock and stockholders of Nano and Zeiss are expected to receive approximately 62% of PEN’s outstanding common stock as discussed below.

At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to such time (other than shares owned by shareholders who have properly exercised and perfected their rights of dissent and appraisal under Texas law) will be automatically converted into the right to receive one share of PEN’s Class A common stock. This conversion ratio is fixed and will not be adjusted for changes in the market value of Company common stock or Nano.

At the effective time of the Merger, each share of Nano stock issued and outstanding immediately prior to the effective time of the Merger (other than stock of holders who have properly exercised and perfected their rights of dissent and appraisal under Delaware law) will be converted into the right to receive PEN common stock. Zeiss will exchange its ownership in Nanofilm for PEN stock. Together the stockholders of Nano (other than dissenting holders) and Zeiss will own approximately 62% of PEN common stock. The exchange ratio depends on, among other things, the number of Company shares outstanding at the time of the Merger and exchange, but it will not be adjusted for changes in the market value of Company common stock, Nano common stock or the Zeiss interest in Nanofilm.

Under the Merger Agreement, shares of Nano’s Class A common stock will be exchanged for shares of PEN’s Class A common stock that entitle the holder to one vote per share. Shares of Nano’s Class B common stock will be exchanged for shares of PEN’s Class B common stock that entitle the holder to 100 votes per share. Scott Rickert, Ph.D. who will become the chief executive officer of PEN upon completion of the Merger, will own or control all of the shares of the Class B common stock. If Class B common stock is no longer controlled by the Rickert family, it automatically converts to Class A common stock. Each share of Class B common stock is also convertible into one share of Class A common stock at any time at the option of the holder. The Zeiss Class Z membership interest in Nanofilm will be exchanged for shares of PEN’s Class Z common stock. The Class Z common stock holders will have no voting rights, but Zeiss, as the holder of the Class Z common stock will be entitled to nominate one person to the PEN board of directors. Class Z common stock has antidilutive rights that permit its holders to maintain their economic ownership percentage. If Class Z common stock is transferred out of the Zeiss control group, it automatically converts into Class A common stock and, if Zeiss sells more than half of the stock it acquires in the exchange, all the Class Z common stock converts into Class A common stock. In addition, each share of Class Z common stock is convertible into one share of Class A common stock at any time at the option of the holder.

Fully diluted Company common stock will be calculated immediately before the effective time of the merger of Nano with MergerSub and will include the sum of: the number of the Company’s shares outstanding, plus the total number of Company’s shares reserved for issuance upon the exercise of any convertible instrument or right to receive the Company’s common stock other than the options to purchase 5,908,000 shares which shall be excluded, but including any potential warrant exercise, plus the number of shares required for conversion of the Company’s debt pursuant to the Convertible Debt Agreement Amendments described below, plus the number of the Company’s shares of common stock issued or reserved pursuant to amended compensation agreements with its President and Chief Financial Officer, plus the number of shares of the Company’s common stock issued or reserved for issuance pursuant to the Voting and Conversion Agreement described in the next paragraph and for the “merger fee” payable to the Special Committee of the Company’s board of directors, and payment of accrued board fees for the Company’s present and former directors.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

To induce Nano to enter into the Merger Agreement the Company has also entered into a Voting and Conversion Agreement with each of the Directors of the Company and Sichuan Anxian Yinhee Chemical and Construction Company. This agreement requires each of the parties to vote in favor of the approval of the Merger Agreement and conversion of accrued director’s fees owed to the non-employee Directors of the Company into shares of PEN Class A common stock at the time of the Merger.

Subsequent to March 31, 2014, the Company has entered into Convertible Debt Agreement Amendments with all holders of the Company’s convertible debt that was outstanding at February 28, 2014 and convertible at a fixed conversion price. The amendments extend the due date to August 15, 2014, and require these debt holders to convert the Company debt they hold at the time of the Merger into shares of PEN’s Class A Common Stock at rates ranging from $0.05 to $0.10 per share. The shares issued upon conversion of this debt will count in the Fully Diluted shares of PEN common stock in calculating the shares to be received by stockholders of Nano and by Zeiss.

The boards of directors of the Company, PEN, MergerSub, and Nano have approved the Merger Agreement, and each board of directors has voted to recommend that stockholders adopt the Merger Agreement. Zeiss has also approved the Merger Agreement.

Consummation of the Merger is subject to certain conditions, including (i) approval by the holders of at least a majority of the Company’s common stock, (ii) payment or conversion of all Company debt that is convertible into its equity securities (exclusive of the any securities issued as part of Bridge Financing), and (iii) the absence of any law restraining, enjoining or prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger and the exchange is subject to certain other conditions including (a) the accuracy of the other parties’ representations and warranties (subject to customary materiality qualifiers) and (b) the other parties’ material compliance with its covenants and agreements contained in the Merger Agreement. The Merger Agreement also contains certain termination rights for both the Company and Nano, including if the Merger is not completed on or before July 31, 2014.

The foregoing summary of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated as of March 10, 2014.

OUTLOOK

We expect our present cash balances, when combined with known and expected revenue sources, as well as funds currently being raised, and the proposed business combination discussed in the “Recent Developments” section above, to enable us to operate through the end of 2014. However, our cash on hand is only adequate to allow us to operate through the end of May 2014.We expect to raise additional funds through convertible notes during this time period which will extend that period further. If the proposed business combination is not approved by stockholders, or is not completed for some other reason, we will need financing to pay accrued liabilities, including transaction expenses. Our ability to raise capital will also be dependent, in part, on whether shareholders approve an increase in the authorized number of shares to permit us to raise equity, or convertible debt financing. We will be unable to meet our obligations to our debt holders, and we will be required to reach agreement with our existing convertible debt holders to further extend their notes, to convert those notes to equity, or raise additional funding to pay the notes in order to continue operations.

We have a plan to achieve positive cash flow from operations for 2014, prior to interest expense and expenses related to the business combination. Our plan anticipated a significant loss for the first quarter of 2014 and it anticipates a loss for the full year. A critical component of our plan is to maintain our research revenue at its current level, or above, and this will require the receipt of additional contracts. If we do not receive the expected revenue sources as quickly as anticipated by the plan, we likely will be required to cut expenses further, and to raise additional funding. Longer term, if the business combination does not occur, we will need financing to continue as a going concern. If we are unable to raise additional funding on commercially acceptable terms, we may be forced to drastically curtail activities or obtain funding on terms that are more unfavorable for the Company.

At the present time, there can be no assurance that we will achieve our plan for positive cash flow from operations in 2014, prior to interest expense and transaction costs, or that expected revenue sources will all occur as planned. The financing costs, including the beneficial conversion feature associated with the current round of convertible notes, and the costs related to the proposed business combination, preclude us from reaching profitability in 2014, unless a significant one-time event, such as an asset sale, were to occur.

It is not possible for us to achieve more than nominal profitability on an ongoing basis based solely on research revenues and our research activities are not capable of generating sufficient cash flow to enable us to commercialize our technology and sell products on a broad scale. Commercialization of our technology resulting in more than nominal product sales will require access to capital that is not currently available to us. We believe our proposed business combination will give us access to both the financial and human capital required to commercialize portions of our technology and increase revenues.  We believe that we have the ability to continue to obtain funding, if necessary, to enable us to continue operations until we can consistently sustain ourselves on our own revenue.

Our plan is based on current development plans, current operating plans, the current regulatory environment, historical experience in the development of products and general economic conditions. Changes could occur which would cause certain assumptions on which this plan is based to be no longer valid. If adequate funds are not available from operations, or other sources of financing, we may have to further reduce research and development expenditures, or obtain funds through arrangements with other entities that may require us to relinquish rights to certain of our technologies or products. Such results could materially and adversely affect us.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company has a history of net losses and negative cash flow from operations. We have had losses in each of the last three years, but we have a plan to achieve positive cashflow from operations for 2014, prior to interest expense and expenses associated with the business combination discussed in Note 6. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern, and do not included any adjustments that may be required if it were unable to continue as a going concern. Management and the Board believe that the actions taken to date in 2014 and currently being taken will allow the Company to achieve positive cashflow from operations for 2014, prior to interest expense and expenses associated with the business combination discussed in Note 6, and to achieve profitability in future years. These actions include both significant expense cuts and the business combination with NanoHolding as discussed above

Our cash position increased during the period from approximately $120,000 at December 31, 2013 to approximately $160,000 at March 31, 2014. This increase in cash is primarily the result of cash provided by financing activities raised through the issuance of convertible notes.

Our operating activities used approximately $10,000 of cash in the quarter ended March 31, 2014 (the “2014 Period”), as opposed to approximately $85,000 of cash provided by operating activities in the quarter ended March 31, 2013 (the “2013 Period”). The cash used in operating activities in the 2014 Period was the result of the net loss, offset by noncash expenses and working capital management. Working capital management included a focus on collecting and reducing accounts receivable, deferral or delay in payment of accounts payable, and receipt of customer payments in advance of work performed. The cash provided by operations in the 2013 Period was primarily the result of the net loss during the period, offset by non-cash expenditures and working capital management. In the 2013 Period, a $600,000 deposit related to a potential acquisition from 2012 was returned to us and was a significant source of working capital for us.

We would expect our cash used in, or provided by, operating activities to fluctuate in future quarters in 2014, depending on the timing of receipt of various items. The proceeds from current fundraising round of convertible notes discussed below are earmarked to increase working capital on our balance sheet by allowing for a reduction of accounts payable and accrued expenses, as well as to pay transaction expenses related to the proposed business combination. Each of these items will have a negative effect on cash flow from operations. We expect positive cash flow from operations in future quarters in 2014, but not in all quarters, depending on the timing of the receipt of funds from the convertible notes and timing of payment of expenses.

Our cash provided by financing activities was approximately$45,000 and $230,000 in the 2014 and 2013 Periods, respectively. In both periods, this was the result of issuing convertible notes payable to supplement our cash balance, partially offset by payments on capital leases and notes payable. We are currently in the process of raising up to $250,000 in additional convertible notes, and as a result cash provided by financing activities may increase in the second quarter.

We had no capital expenditures in either period, and we expect cash used in or provided by investing activities to remain at relatively insignificant levels for the balance of 2014.

Historically, the principal source of our liquidity has been funds received from exempt offerings of common stock and debt. While we expect to be able to obtain any funds needed for operations, we do not have the funds to meet the obligations to our debt holders and we will be required to reach agreement with our existing convertible debt holders to extend their notes, to convert those notes to equity, or raise additional funding to pay the notes in order to continue operations. We currently do not have the authorized shares available to either convert the notes currently outstanding, or to issue new equity. We intend to seek an increase in authorized shares at our next shareholder meeting, however if this is not approved, our financing alternatives will be limited. There can be no assurance that any financing alternatives can be arranged on commercially acceptable terms or that we will be successful in obtaining financing. If we are unable to achieve sufficient revenues to support our operations, we may be required to obtain funding on terms that are unfavorable to the Company. We believe that our success in reaching sustainable profitability will be dependent on our patent portfolio and upon the viability of products using our technology and their acceptance in the marketplace, as well as our ability to obtain additional debt or equity financings in the future, if needed.

We expect to continue to incur substantial expenses for research and development activities. Further, we believe that certain products that may be developed by us, or licensees of our technology, will not be available for commercial sale for a period of one to two years. Therefore, it is likely that the commercialization of our existing and proposed products will require additional capital in excess of our ability to raise funds. In addition, commercialization of our technology would require us to hire new executives with the skills and experience to develop and take products to market. Achievement of at least cash flow break-even would enable us to continue our research without seeking additional financing in the future.

There may be substantial fluctuations in our results of operations. We currently are focused almost solely on research activities and are unable to undertake any commercialization activities without raising additional capital and hiring additional staff and executive talent. Given the extensive costs associated with product commercialization, it is unlikely that we can commercialize our technology without a substantial capital raise, or achieve sustained profitability for an extended period of time.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

RESULTS OF OPERATIONS

Our net loss for the 2014 Period was approximately $450,000, substantially down from the net loss of approximately $1.375 million for the 2013 Period. Our loss from operations also decreased by approximately 50% from the 2013 Period to the 2014 Period – from approximately $665,000 to approximately $345,000. The reasons for the decreased loss are discussed in more detail below.

Our revenues for the quarter ended March 31, 2014, totaled approximately $880,000, compared to approximately $950,000 for the same quarter in 2013. The revenues in both periods were substantially all the result of reimbursed research expenditures. The majority of the revenues in both periods came from government sources, which is included in government contract revenue in the statement of operations. The decrease related to reductions in royalties and product sales, while total research revenues remained relatively consistent from period to period. The royalties decreased because the royalties in the 2013 Period were from Yonex, and Yonex made a one-time lump sum payment later in 2013 to buy out the remainder of their license. As such there will be no more royalties from Yonex. Product sales decreased because we eliminated our sales force later in 2013 and are no longer focusing on product sales. Product sales will remain at negligible levels for the balance of 2014.

At the present stage of our development, significant conclusions cannot be drawn by comparing revenues from period to period; however, we would expect the quarterly revenue for the balance of 2014 to increase slightly above the first quarter level in the majority of quarters. Our plan calls for targeted revenues of $4.2 million for 2014. Our current business strategy is built on generating revenue through research contracts and keeping costs down to a level to attain positive cash flow from operations. Our revenues will not increase significantly without commercialization of our technology, which will require capital in excess of that currently available to us.

We had a research revenue backlog of approximately $2.8 million as of both March 31, 2014 and 2013. Our ability to perform continued research, or fulfill our backlog, should not require significant additional personnel; however, we do plan to increase this backlog throughout 2014 and an increase in revenue levels may require additional personnel. We expect our revenue backlog to continue to support our expected revenue levels.

We incurred research and development expenses of approximately $625,000 for the 2014 Period, a decrease from the approximately $875,000 incurred in the 2013 Period. This decrease in research expenses is a direct result of our cost cutting initiatives and elimination of almost all unfunded research activities. We expect research and development expenditures to remain near the current level for the balance of 2014; however, significant new revenue producing research programs beyond those already identified could cause research and development expenditures to increase further.

Our selling, general, and administrative expenses decreased from approximately $750,000 for the 2013 Period to approximately $600,000 for the 2014 Period. The 2014 amount includes approximately $175,000 of expenses related to the proposed business combination. Without those expenses, the selling general and administration expenses would have been approximately $425,000. This decrease in selling, general, and administrative expenses was primarily the result of our cost cutting efforts, which included a reduction in the number of administrative personnel, a reduction in salary rates, a reduction in patent expenses, and a reduction in travel and other expenses. Significant additional cuts were made in March 2014, so excluding transaction costs, the quarterly selling general and administrative expenses should decline further in future quarters as the effect of those cuts are realized over an entire quarter. The actual amount of decrease is dependent on the amount of transaction costs incurred related to the proposed business combination. We expect significant additional transaction related costs in the second, and possibly third, quarters of 2014.

Our interest income is insignificant in both periods. Historically, our interest income results from the investment of excess funds in short term interest bearing instruments, primarily certificates of deposit, commercial paper, and money market funds. We expect our interest income to remain at insignificant levels for the balance of 2014 as a result of limited investible funds and the current interest rate environment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Our interest expense, which is primarily the result of our convertible notes payable, decreased significantly from the 2013 Period to the 2014 Period. This interest expense includes both the stated interest rate on the debt and the amortization of the discount associated with the beneficial conversion feature of the notes. The interest expense decreased because of several factors including new notes issued with beneficial conversion features issued in the 2013 Period, original issue discount on new notes issued in the 2013 Period, and expense associated with induced conversions (lowering the conversion price to induce conversion) in the 2013 Period. We issued only a small amount of debt in the 2014 Period and had no induced conversions in the 2014 Period. We expect interest expense to increase significantly in future quarters in 2014 as a result of the convertible notes issued in April, expected to be issued in the second quarter, including the discount related to the beneficial conversion feature of those notes, and the amendment of existing notes to lower the conversion price.

If the stockholders approve the proposed business combination with NanoHolding, it will have a significant effect on the operating results of the Company. The preceding discussion is based on the company remaining independent. If the business combination is approved and consummated, annual revenues for the combined entities would approximate $13.5 million and all categories of cost would increase accordingly. Additional information on NanoHolding and the combined entity will be included in the proxy statement for the special meeting to vote on the proposed business combination.

The business combination will be accounted for under the purchase method of accounting, with NanoHolding being treated as the acquirer. This will result in a significant upward adjustment in asset values, with the exact amount dependent upon the fair market value at the time of the transaction. The transaction will likely result in significant amounts of intangible assets being recognized and also likely being considered as impaired under generally accepted accounting principles. The exact amount is dependent on the market value at the time of the transaction. Accounting for the transaction, if consummated, will have a significant negative impact on the reported operating results of the Company, but economically have a positive impact on operations.

ITEM 3.       Quantitative and Qualitative disclosures about market risk

Not applicable to smaller reporting companies.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2014 through March 31, 2014, we issued 8,028,324 shares of common stock as the result of the conversion of notes payable and related accrued interest in the amount of $168,331. During the same period, we issued 1,200,000 shares of common stock in payment of an accounts payable of $30,000 in an exempt offering under Regulation D of the Securities Act of 1933.

From April 1, 2014 through May 8, 2014, the Company issued $65,000 of convertible notes payable. These notes are due July 15, 2015, bear interest at a rate of 8%, and are convertible into common stock at a discount of 25% from the market price of the common stock at the time of conversion. If the proposed business combination occurs, the notes will be automatically convertible into common stock of the merged entity under the same terms. A total of $40,000 of these notes were issued to existing Directors of the Company and a total of $10,000 were issued to proposed Directors of the new merged entity that are not currently Directors of the Company.

The issuance of the Company’s shares of common stock and convertible notes discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)     Exhibits: See Index to Exhibits on page 17 for a descriptive response to this item.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 8, 2014
/s/ Dr. Zvi Yaniv Dr. Zvi Yaniv Chief Operating Officer, (Principal Executive Officer)
APPLIED NANOTECH HOLDINGS, INC. (Registrant)

Date: May 8, 2014
/s/ Jacque Soptick Jacque Soptick Controller (Principal Financial Officer, and Principal Accounting Officer)

INDEX TO EXHIBITS

The following documents are filed as part of this Report:

Exhibit No.	Description

2.1*	Agreement and Plan of Merger and Exchange, dated as of March 10, 2014, by and among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc, and Carl Zeiss, Inc. (the Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.1*	Voting and Conversion Agreement, dated March 10, 2014 among the Company, Doug Baker, Ronald Berman, Paul Rocheleau, Robert Ronstadt, Howard Westerman, and Zvi Yaniv. (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.2*	Separation and Release Agreement, dated March 10, 2014, between Douglas P. Baker and the Company. (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014)
10.3*	Consulting Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.4*	Promissory Note, dated March 10, 2014 issued by the Company to Douglas P. Baker (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.5*	Stock Grant Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.6*	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.7*	Letter Agreement, dated March 10, 2014, between the Company and Dr. Zvi Yaniv together with its Annexes, the Termination of Employment Agreement and Mutual Releases, Restricted Stock Agreement, and PiggyBack Registration Rights Agreement (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

11**	Computation of (Loss) Per Common Share

31.1**	Rule 13a-14(a)/15d-14(a) Certificate of Dr. Zvi Yaniv

31.2**	Rule 13a-14(a)/15d-14(a) Certificate of Jacque Soptick

32.1**	Section 1350 Certificate of Dr. Zvi Yaniv

32.1**	Section 1350 Certificate of Jacque Soptick

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference from Current Report on Form 8-K dated March 11, 2014
**	Filed Herewith
***	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

