Form 10-Q
period 2014-09-30
PEN INC.
filed 2014-11-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

PEN INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-1598792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

431 Fairway Drive, Suite 200
Deerfield Beach, FL	33441
(Address of principal executive offices)	(Zip Code)

(844) 273-6462
(Registrant’s telephone number, including area code)

Former name or former address, if changed since last report: Not applicable.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of November 14, 2014, the registrant had 233,647,854 shares of Class A common stock, par value $.0001 per share, issued and outstanding.

PEN Inc.

2

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of the federal securities laws. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$254,429	$100,367
Accounts receivable, net	1,089,697	1,524,303
Accounts receivable - related party	9,112	17,224
Inventory	1,255,890	1,484,456
Prepaid expenses and other current assets	426,588	107,718

Total Current Assets	3,035,716	3,234,068

OTHER ASSETS:
Property, plant and equipment, net	803,276	672,704
Intangible assets, net	2,387,198	-
Other assets	37,197	73,504

Total Other Assets	3,227,671	746,208

TOTAL ASSETS	$6,263,387	$3,980,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank revolving line of credit	$-	$199,919
Current portion of bank term loan	-	60,000
Convertible notes payable, net	66,666	-
Convertible notes payable - related parties, net	80,001	-
Accounts payable	1,424,102	721,860
Accrued expenses	1,077,572	344,271
Income taxes payable	50,000	-
Deferred revenue	120,871	-

Total Current Liabilities	2,819,212	1,326,050

LONG-TERM LIABILITIES:
Bank term loan, net of current portion	-	515,000
Other long-term liabilities	-	127,914

Total Long-term Liabilities	-	642,914

Total Liabilities	2,819,212	1,968,964

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 1,300,000,000 shares authorized; 232,316,856 and 27,670,187 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	23,232	2,767
Class B common stock: $.0001 par value, 400,000,000 shares authorized; 250,731,549 and 250,698,105 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	25,073	25,070
Class Z common stock: $.0001 par value, 100,000,000 shares authorized; 47,273,470 and 47,273,470 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4,727	4,727
Additional paid-in capital	4,454,735	3,083,413
Accumulated deficit	(1,063,592)	(1,104,665)

Total Stockholders’ Equity	3,444,175	2,011,312

Total Liabilities and Stockholders’ Equity	$6,263,387	$3,980,276

See accompanying notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES:
Third parties	$1,913,911	$2,391,073	$7,446,232	$6,529,367
Related party	40,810	44,353	147,862	174,626

Total Sales	1,954,721	2,435,426	7,594,094	6,703,993

COST OF SALES	1,340,759	1,524,087	4,172,427	4,148,487

GROSS PROFIT	613,962	911,339	3,421,667	2,555,506

OPERATING EXPENSES:
Selling and marketing expenses	42,033	57,878	186,062	201,108
Salaries, wages and contract labor	574,213	313,733	1,448,933	961,106
Research and development	131,371	267,135	426,740	727,021
Professional fees	249,503	81,998	568,225	272,511
General and administrative expenses	265,563	175,094	622,085	557,064

Total Operating Expenses	1,262,683	895,838	3,252,045	2,718,810

INCOME (LOSS) FROM OPERATIONS	(648,721)	15,501	169,622	(163,304)

OTHER INCOME (EXPENSES):
Interest income	-	6	-	35
Interest expenses	(1,806)	(15,521)	(19,230)	(72,051)
Other income, net	12,124	30,813	-	37,678

Total Other Income/(Expense)	10,318	15,298	(19,230)	(34,338)

Income (loss) before income taxes	(638,403)	30,799	150,392	(197,642)

Income tax benefit (expense)	159,726	-	(55,901)	-

NET INCOME (LOSS)	(478,677)	30,799	94,491	(197,642)

Net (income) loss attributable to former non-controlling interest	29,790	(4,478)	(53,418)	28,692

NET INCOME (LOSS) ATTRIBUTABLE TO PEN INC.	$(448,887)	$26,321	$41,073	$(168,950)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.00)	$0.00	$0.00	$(0.00)
Diluted	$(0.00)	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	401,181,389	325,641,762	351,098,340	325,641,762
Diluted	401,181,389	325,641,762	351,098,340	325,641,762

See accompanying notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30. 2014 (UNAUDITED)

							Additional		Total
	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013	27,670,187	$2,767	250,698,105	$25,070	47,273,470	$4,727	$3,083,413	$(1,104,665)	$2,011,312

Shares deemed issued in reverse merger	203,363,059	20,336	-	-	-	-	1,214,946	-	1,235,282

Common stock issued for services	1,283,610	129	33,444	3	-	-	89,188	-	89,320

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	13,770	-	13,770

Net income	-	-	-	-	-		53,418	41,073	94,491

Balance, September 30, 2014 (unaudited)	232,316,856	$23,232	250,731,549	$25,073	47,273,470	$4,727	$4,454,735	$(1,063,592)	$3,444,175

See accompanying notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,491	$(197,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in inventory obsolescence reserve	26,535	217,206
Change in value of equity credits		(160)
Depreciation and amortization expense	171,502	165,213
Amortization of deferred lease incentives	(9,623)	(9,623)
Stock-based compensation	103,090	-
Change in operating assets and liabilities:
Accounts receivable	713,604	(640,927)
Accounts receivable related party	8,112	68,304
Inventory	202,031	(275,765)
Prepaid expenses and other assets	(230,562)	(137,359)
Accounts payable	(179,688)	166,324
Accrued expenses	101,003	77,135
Income taxes payable	50,000	-
Deferred revenue	(25,596)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,024,899	(567,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	48,121	-
Purchases of property and equipment	(144,039)	(37,796)

NET CASH USED IN INVESTING ACTIVITIES	(95,918)	(37,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank lines of credit, net	(774,919)	-
Repayment of bank loans	-	(740,084)

NET CASH USED IN FINANCING ACTIVITIES	(774,919)	(740,084)

NET INCREASE (DECREASE) IN CASH	154,062	(1,345,174)

CASH, beginning of year	100,367	1,540,581

CASH, end of period	$254,429	$195,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$19,230	$72,051
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed in share exchange	$1,689,070	$-
Less: assets acquired in share exchange	496,693	-
Net liabilities assumed	1,192,377	-
Fair value of shares exchanged	1,235,282	-
Increase in intangible assets	$2,427,659	$-

See accompanying notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

PEN Inc. (“we”, “us”, “our”, “PEN” or the “Company”), a Delaware company, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology and is a global leader in nanotechnology research and development focused on generating revenues through performing research services.

Through our wholly owned subsidiary, Nanofilm Holding, Inc., and its subsidiary Nanofilm, Ltd., we develop, manufacture and sell products based on technology which permits the fabrication of oriented, ultra-thin films of organic or polymeric crystals, and also produce a line of personal lens cleaners and accessories. These products are marketed internationally primarily to customers in the eyeglass industry.

Through our wholly-owned subsidiary, Applied Nanotech, Inc., we primarily conduct research and development services for customers.

On August 27, 2014 (the “Effective Date”), Applied Nanotech Holdings, Inc., a Texas corporation (“Applied Nanotech”), together with its wholly owned direct subsidiaries, PEN and NanoMerger Sub Inc., a Delaware corporation (“Merger Sub”), completed a combination (the “Combination”) with NanoHolding Inc. (“Nano”). The Combination included three parts: (i) a redomestication of Applied Nanotech from Texas to Delaware by way of Applied Nanotech’s merger into PEN, (ii) a subsequent merger of Nano into Merger Sub, with Merger Sub (n/k/a Nanofilm Holding Inc.) the surviving entity, and (iii) a subsequent exchange of 100% of Carl Zeiss, Inc.’s interest in Nanofilm Ltd., Nano’s wholly owned subsidiary (“Nanofilm”), for stock in PEN. Nanofilm is a company formed under the laws of the Ohio on June 14, 1995 as a limited liability company.

Immediately prior to the effective date, outstanding convertible notes of Applied Nanotech were converted into common stock, for which an aggregate of 32,379,288 shares of PEN Class A common stock were issued, and 11,164,620 shares of PEN Class A common stock were issued to directors of the Company in payment of accrued fees. PEN also issued 1,500,000 shares of Class A common stock in satisfaction of a note held by the former CFO of the Company. Accordingly, immediately prior the Effective Date, the Company had 203,363,059 PEN Class A shares outstanding.

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano (See Note 3). On the Effective Date, the pre-merger shares of Nanoholdings, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. .Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano (See Note 3).

Basis of Presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., EZ Diagnostix, Inc. (inactive), Nanofilm Holding Inc, and Nanofilm, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2014 and 2013, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments. The consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated balance sheet of Nano as of that date.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation (continued)

The Company’s historical results of operations include an allocation of the net income (loss) of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the merger when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. As a result of the exchange, the non-controlling interest is reflected retroactively for all periods presented in additional paid-in capital of the Company including $(28,692) and $53,418 for the nine months ended September 30, 2013 and 2014, respectively.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the audited consolidated financial statements and footnotes of Nano as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 included in our July 2, 2014 Definitive Proxy Statement, as filed with the U.S. Securities and Exchange Commission Report on Form 8-K, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2014 and 2013 include the allowance for doubtful accounts on accounts receivable, the allowance for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of income taxes, and the fair value of any equity transactions.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, loans and lines of credit, accounts payable, accrued expenses, and other payables approximate their fair market value based on the short-term maturity of these instruments.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2013	$58,999	$25,079
Equity credits forfeited	-	-
Balance at September 30, 2014	$58,999	$25,079

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

Accounts receivable

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense. At September 30, 2014 and December 31, 2013, outstanding accounts receivable are shown net of allowance for doubtful accounts of $15,891 and $16,017, and sales discount reserve of $7,307 and $10,555, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Intangible assets

Intangible assets, consisting of patents, patent pending technologies and other technologies being amortized on a straight-line method over the estimated useful life of 5 years.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2014 and 2013.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

Types of revenue:

●	Net product sales by our subsidiary Nano,

●	Reimbursements under agreements to perform research and development for government agencies and others by our subsidiary, Applied Nanotech We do not perform research contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of printable inks and pastes, gas sensors and thermal management materials.

Revenue Recognition Criteria

●	Net product sales by our subsidiary Nano, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from research and development government contracts is recognized when it is earned pursuant to the terms of the contract. Long-term projects grants that usually range from $500,000 to $1,000,000 in total and usually extend for a period of approximately two years, are generally based on reimbursement of costs. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month. As a general rule, we recognize revenue on these contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of proportional performance on the contract, such as cost incurred compared with total expected cost. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned. Short-term project grants that usually are less than $100,000 and usually extend for a period of approximately 6 months, are billed at periodic intervals as specified in the contract.

●	Revenue from research and development non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. As a general rule, we recognize revenue on long term contracts based on the activity level of the contract during the period as compared with total estimated activity. This generally would be a measure of proportional performance on the contract, such as cost incurred compared with total expected cost. However, to the extent there are other significant contract provisions such as the delivery of more than a nominal amount of samples or delivery of equipment, we would modify this as appropriate. For other short term contracts, generally less than $50,000, we recognize revenue when it is billed under the terms of the contract.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is research and development, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of printable inks and pastes, gas sensors, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its research.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three and nine months ended September 30, 2014 and 2013, the Company recorded approximately $30,030 and $32,954, and $95,538 and $102,977, respectively, as a reduction of sales related to these costs.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of sales

Cost of sales includes inventory costs, labor and related benefits, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $42,047 and $61,488, and $151,955 and $187,176, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. For the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013, research and development costs incurred in the development of the Company’s products were $131,371 and $267,135, and $426,740 and $727,021, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013, advertising costs charged to operations were $23,360 and $29,936, and $115,474 and $139,946, respectively and are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising sales incentives and which have been deducted from sales.

Federal and state income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Prior to the February 24, 2014, the Company’s subsidiary, Nanofilm, operated as a limited liability company and passed all income and loss to each member based on their proportionate interest in Nanofilm. After February 24, 2014, the date on which Nanofilm reorganized by creating a corporation parent, Nanoholding Inc., approximately 85.5% of the net income (loss) of Nanofilm, was passed through to the majority member, Nanoholding Inc. After the effective date of the merger, 100% of the net income (loss) of Nanofilm is passed through to the Company.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2014 and December 31, 2013 and, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2014.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2014, potential non-contingent dilutive common shares consist of common stock options (using the treasury stock method). As of September 30, 2014, 6,800,000 contingently common shares issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS.

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders for basic and diluted net income (loss) per common share	$(448,887)	$26,321	$41,073	$(168,950)
Weighted average ordinary shares outstanding - basic	401,181,389	325,641,762	351,098,340	325,642,762
Effect of dilutive securities:
Stock options	-	-	-	-
Weighted average ordinary shares outstanding - diluted	401,181,389	325,641,762	351,098,340	325,642,762
Net income per ordinary share - basic	$0.00	$0.00	$0.00	$0.00
Net income per ordinary share - diluted	$0.00	$0.00	$0.00	$0.00

The Company’s aggregate common stock equivalents at September 30, 2014 and 2013 include the following:

	September 30, 2014	September 30, 2013
Stock options	5,525,825	-
Total	5,525,825	-

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of personal lens cleaners and accessories and ultra-thin films of organic or polymeric crystals (the “Nanofilm Segment”) and (ii) the performance of nanotechnology research and development services for government and private entities and any related sales of related products.

NOTE 3 – ACQUISITION

Effective August 27, 2014, pursuant to the reverse merger and recapitalization as discussed in Note 1, the Company and Nano merged. Both Nano and Applied Nanotech were interested in the Combination because of the opportunity to commercialize new products enabled by nanotechnology. The fact that Applied Nanotech was public will facilitate access to growth capital. The strong intellectual property portfolio of Applied Nanotech, combined with the experience of the Nano team, is to be the platform for the Company to expand its product offerings and commercialize the acquired technologies.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 3 – ACQUISITION (continued)

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano using the acquisition method in accordance with ASC 805-10 and related subsections since the shareholders of Nano and its subsidiary, the legal acquiree, owned 61.6% of the aggregate outstanding common shares of PEN immediately following the completion of the merger, had its current officers assume all corporate and day-to-day management offices of PEN including chief executive officer and chief financial officer, and board members of Nano control a majority of the board after the Combination. Accordingly, Nano was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a reverse merger with Nano as the acquiring company. Accordingly, the assets and liabilities and the historical operations that will be reflected in the PEN consolidated financial statements after the Effective Date are those of Nano and Subsidiary and are recorded at the historical cost basis of Nano. Applied Nanotech’s assets and liabilities are recorded at their fair values as of the effective date and the results of operations of Applied Nanotech are consolidated with results of operations of Nano starting on the Effective Date.

To determine the fair value of the consideration given to acquire Applied Nanotech, the accounting acquiree, the Company analyzed the fair value of Nano, the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the Nano for its interest in Applied Nanotech was based on the number of equity interests that Nano issued to give the owners of Applied Nanotech the same percentage equity interest in the combined entity that resulted from the reverse merger. The Company used the fair value of Nano since it was determined to be a better indicator of the fair value of the consideration given to acquire Applied Nanotech.

In connection with the acquisition, the fair value of equity consideration given to acquire Applied Nanotech was $1,235,282 and is reflected as 203,363,059 Class A common shares deemed issued to the pre-merger shareholders of Applied Nanotech and replacement options to purchase 5,525,825 Class A common shares of PEN. The purchase price exceeded the fair value of net liabilities acquired by $2,427,659. The Company applied the $2,427,659 of the excess to intangible assets consisting and patents, patents pending and other technologies, which will be amortized over a 60-month period. The results of operations of Applied Nanotech are included in the consolidated results of operations of the Company from the Effective Date of August 27, 2014 to September 30, 2014.

In connection with the Combination, for the nine months ended September 30, 2014, the Company incurred acquisition related costs of approximately $235,000 which, pursuant to ASC 805, are expensed and included in professional fees on the accompanying consolidated statement of operations.

In connection with the merger, the Company entered into an at will employment agreement with the former CEO of Applied Nanotech, The Company determined that the consideration under this employment agreement did not quality as additional purchase consideration

The fair value of the assets acquired and liabilities assumed from Applied Nanotech are as follows:

At August 27, 2014
Assets acquired:
Cash	$48,121
Accounts receivable	278,997
Prepaid expenses	34,383
Property and equipment	117,574
Intangible assets	2,427,659
Other	17,618
Total assets	2,924,352
Liabilities assumed:
Accounts payable	881,930
Convertible notes payable, net	146,667
Accrued expenses and other current liabilities	514,006
Deferred revenue	146,467
Total liabilities	1,689,070

Purchase price	$1,235,282

The estimates of fair values and the purchase price allocation is subject to change pending the finalization of the valuation of assets acquired and liabilities assumed.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 3 – ACQUISITION (continued)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Applied Nanotech had occurred as of the beginning of the following periods:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Revenues	$9,523,149	$9,894,689
Net Loss	$(2,157,791)	$(2,613,950)
Net Loss per Share	$(0.01)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – INVENTORY

At September 30, 2014 and December 31, 2013, inventory consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$939,478	$1,055,667
Finished goods	610,620	696,461
	1,550,098	1,752,128
Less: reserve for obsolete inventory	(294,208)	(267,672)
Inventory, net	$1,255,890	$1,484,456

NOTE 5 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

In April 2014, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC. (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm shall pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after said payment is due. The Company, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that (i) if Borrower prepays the Revolving Note in full and terminates the Revolving Note after the date hereof, or (ii) Lender, after the date hereof, terminates the Revolving Note after default, then Borrower shall pay, in addition to all other amounts due to Lender and/or paid by the Company, a termination premium equal to 2.0% of the maximum loan amount. Nanofilm used $988,000 of proceeds of the Revolving Note to payoff certain other indebtedness of the Company to its then Lender. Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, Nanofilm shall not a) merge or consolidate with any other company, except for the Combination and shall not suffer a change of control; b) make an capital expenditures, as defined, materially affecting the business; c) declare of pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

At September 30, 2014, the Company had $0 in borrowings outstanding under the Revolving Note with $1,500,000 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

In connection with the reverse merger, the Company assumed certain 8% convertible notes payable dated from April 2014 to August 2014, with an aggregate principal amount of $50,000, which are due on July 15, 2015. These Notes will automatically convert into shares of Class A Common Stock of PEN Inc. on the later of (i) the day 180 days after the Note dates which range from April to August 2014, (ii) the day 60 days after the closing under the Merger & Exchange Agreement which closed effective August 27, 2014, or (iii) October 15, 2014. Principal and accrued interest will be converted into shares using a conversion price equal to 75% of the average closing price of the Company’s Class A Common Stock for the twenty trading days immediately preceding the conversion date.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since these convertible notes had fixed conversion percentages of 75% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $16,666 since these convertible notes are convertible for the conversion premium. At September 30, 2014, principal amount due under these convertible notes amounted to $50,000.

At September 30, 2014 and December 31, 2013, aggregate convertible notes payable consisted of the following:

	September 30,2014	December 31,2013
Convertible notes payable	$50,000	$-
Put premium	16,666	-
Total	$66,666	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three and nine months ended September 30, 2014 and 2013, the Company engaged in certain sales transactions with a company which is a beneficial shareholder and related to a director of the Company. These transactions were conducted during the normal course of the Company’s business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $40,810 and $44,353 for the three months ended September 30, 2014 and 2013, respectively. Sales to the related party totaled $147,862 and $174,626 for the nine months ended September 30, 2014 and 2013, respectively. Accounts receivable from the related party totaled $9,112 and $17,224 at September 30, 2014 and December 31, 2013, respectively.

Convertible notes payable – related parties

In connection with the reverse merger, the Company assumed certain 8% convertible notes payable from related parties dated from April 2014 to August 2014, with an aggregate principal amount of $60,000, which are due on the Note dates which range from April to May 2014. These Notes will automatically convert into shares of Class A Common Stock of PEN Inc. on the later of (i) the day 180 days after the Note dates which range from April to August 2014, (ii) the day 60 days after the closing under the Merger & Exchange Agreement which closed effective August 27, 2014, or (iii) October 15, 2014. Principal and accrued interest will be converted into shares using a conversion price equal to 75% of the average closing price of the Company’s Class A Common Stock for the twenty trading days immediately preceding the conversion date.

Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since these convertible notes had fixed conversion percentages of 75% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $20,001 since these convertible notes are convertible for the conversion premium. At September 30, 2014, principal amount due under these convertible notes amounted to $60,000.

At September 30, 2014 and December 31, 2013, aggregate convertible notes payable to related parties consisted of the following:

	September 30,2014	December 31,2013
Convertible notes payable – related parties	$60,000	$-
Put premium	20,001	-
Total	$80,001	$-

Other

A board member is a principal in an investment advisory firm which the Company paid approximately $107,000 and $197,000 in fees and expenses during the three and nine months ended September 30, 2014.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Description of Preferred and Common Stock

The Company is authorized to issue up to a total of 1,820,000,000 shares of capital stock, consisting of 20,000,000 shares of Preferred Stock, par value $0.0001 per share (“preferred stock”), 1,300,000,000 shares of Class A Common Stock, par value $0.0001 per share (“Class A common stock”), 400,000,000 shares of Class B Common Stock, par value $0.0001 per share (“Class B common stock”), and 100,000,000 shares of Class Z Common Stock, par value $0.0001 per share (“Class Z common stock”).

Preferred Stock

The preferred stock may be issued in one or more series. The Company’s board of directors are authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series.

Common Stock – General

The rights of each share of Class A common stock, each share of Class B common stock and each share of Class Z common stock are the same with respect to dividends, distributions and rights upon liquidation.

Class A Common Stock

Holders of the Class A common stock are entitled to one vote per share in the election of directors and other matters submitted to a vote of the stockholders.

Class B Common Stock

Conversion Rights. Shares of Class B common stock can be converted, one-for-one, into shares of Class A common stock at any time at the option of the holder. Shares of Class B common stock will automatically be converted into shares of Class A common stock if the shares of Class B common stock are not owned by the Company’s chief executive officer, his spouse, or their descendants and their spouses, or by entities or trusts wholly-owned by them.

Voting Rights Holders of PEN Class B common stock are entitled to 100 votes per share in the election of directors and other matters submitted to a vote of the stockholders.

Class Z Common Stock

Conversion Rights. Shares of Class Z common stock can be converted, one-for-one, into shares of Class A common stock at any time at the option of the holder. Shares of Class Z common stock will automatically be converted into shares of Class A common stock if the shares of Class Z common stock are not owned by Zeiss or an entity wholly owned by the ultimate parent of Zeiss. In addition, if Zeiss and other permitted holders of shares of Class Z common stock sell or convert more than one-half of the shares of Class Z common stock that are received in the Combination, all shares of Class Z common stock will automatically convert into Class A common stock.

Voting Rights. Holders of PEN Class Z common stock do not vote in the election of directors or otherwise, but they do have the right to designate a director to the PEN Board, have anti-dilution rights described below and have consent rights with respect to certain amendments to PEN’s certificate of incorporation.

Other Rights. The Class Z common stock has anti-dilutive rights that, subject to limited exceptions, permit holders of Class Z common stock to purchase additional shares or equity rights issued by PEN (on the same terms as made available to third parties by PEN) to maintain their economic ownership percentage. The holders of Class Z common stock are also entitled to receive a copy of any notice sent to the holders of Class A common stock or Class B common stock, as and when the notice is sent to such holders.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

Issuances of Common Stock

On the Effective Date, the pre-merger shares of Nanoholdings, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

Immediately prior to the Effective Date, outstanding convertible notes of Applied Nanotech were converted into common stock, for which an aggregate of 32,379,288 shares of PEN Class A common stock were issued, and 11,164,620 shares of PEN Class A common stock were issued to directors of the Company in payment of accrued fees. PEN also issued 1,500,000 shares of Class A common stock in satisfaction of a note held by the former CFO of the Company. Accordingly, immediately prior the Effective Date, the Company had 203,363,059 PEN Class A shares outstanding. These 203,363,509 Class A common shares are reflected as shares deemed issued as merger consideration in the accompanying consolidated financial statements.

On September 1, 2014, the Company issued 1,200,000 shares of Class A common stock to the former chief financial officer of Applied Nanotech pursuant to a Stock Grant Agreement dated in February 2014. These shares were valued on the measurement date of September 1, 2014 of $0.0686 per shares for a total value of $82,320. For the three and nine months ended September 30, 2014, in connection with the issuance of these shares, the Company recorded stock- based compensation of $82,320 and $82,320, respectively.

On September 24, 2014, the Company issued 83,610 shares of Class A common stock and 33,444 shares of Class B common stock to directors for services rendered. These shares are valued were valued on the date of grant of September 24 2014 of $0.0598 per shares for a total value of $7,000. .For the three and nine months ended September 30, 2014, in connection with the issuance of these shares, the Company recorded stock- based compensation of $7,000 and $7,000, respectively.

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 6,800,000 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, one million of the shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25 and $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $0.0729 per shares for a total value of $492,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $492,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation. For the three and nine months ended September 30, 2014, in connection with the amortization of the fair value of this stock grant, the Company recorded stock- based compensation of $13,770 and $13,770, respectively.

In connection with a Stock Grant Agreement with the former chief financial officer of Applied Nanotech dated in February 18, 2014, the Company shall issue 1,200,000 shares of Class A common stock on or around February 27, 2015 and 889,580 shares on January 31, 2015. These shares were valued on the date of grant of February 18, 2014 at $0.059 per shares for a total value of $123,285 which is included in accrued expenses on the accompanying consolidated balance sheet.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2014 and December 31, 2013. The Company has not experienced any losses in such accounts through June 30, 2014.

Customer concentrations

Customer concentrations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Sales
	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Customer A	28%	28%	24%	31%
Customer B	0%	22%	23%	12%
Customer C	10%	9%	11%	13%
Total	38%	59%	58%	56%

	Accounts Receivable
	As of	As of
	September 30, 2014	December 31, 2013
Customer A	53%	35%
Customer B	13%	32%
Customer C	11%	8%
Total	77%	75%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the nine months ended September 30, 2014 and 2013, total sales in the United States represent 89% and 85% of total sales, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2014 and 2013.

Vendor concentrations

For the nine months ended September 30, 2014, the Company purchased 51% of its inventory from four suppliers (24%, 9%, 9% and 9%, respectively). For the nine months ended September 30, 2013, the Company purchased 34% of its inventory from two suppliers (24% and 10%, respectively).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 10 – EQUITY CREDITS

During 1997, Nano established The Equity Credit Incentive Program. This program enables select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nano’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis.

The maximum number of credits available for issuance is 385,000. In the nine months ended September 30, 2014, no equity credits were forfeited and no units were redeemed. As of September 30, 2014, 77,700 equity credits were issued and outstanding with an approximate value of $0.3228 per credit and, as of December 31, 2013, 77,700 equity credits were issued and outstanding with an approximate value of $0.3228 per credit. A long-term employee receivable of $0 and $35,880 is included in other assets at September 30, 2014 and December 31, 2013, respectively. The receivable relates to the purchases of 44,250 and 99,000 equity credits in 2009 and 2008, respectively, whereby participants are guaranteed no less than their purchase price of $0.3206 and $0.2817 per credit, respectively, a portion of which were forfeited during 2012 and 2011. In August 2014, the remaining $13,705 receivable was collected from the employees. At September 30, 2014 and December 31, 2013, $25,079 and $25,079 respectively, was accrued representing the redemption value associated with the equity credits outstanding for both years. For the nine months ended September 30, 2014 and 2013, a gain (loss) from the change in value of the equity credits was $0 and $(167), respectively, and is included in operating expenses on the accompanying statements of operations. Under the terms of the Plan, due to the August 2014 merger, the Company has 6 months from the Effective Date in which to allow the equity credit participants the option to convert the equity credits into Class A common shares of PEN Inc.

NOTE 11 – STOCK APPRECIATION PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, Nanofilm had in place a Stock Appreciation Rights Plan A (the “Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of Nanofilm. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000.

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2014 and December 31, 2013. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nanofilm (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The August 2014 Combination does not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $58,999 and $58,999, at September 30, 2014 and December 31, 2013, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 12 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the nine months ended September 30, 2014 were i) the Nanofilm Segment and ii) the Research and Development Segment. For the 2013 periods, the Company only operated in the Nanofilm Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 12 – SEGMENT REPORTING (continued)

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating income (loss). Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Nanofilm segment	$1,721,307	$2,435,426	$7,360,680	$6,703,993
Research and development segment	233,414	-	233,414	-
Total segment and consolidated revenues	1,954,721	2,435,426	7,594,094	6,703,993
Gross profit:
Nanofilm segment	591,105	911,339	3,398,810	2,555,506
Research and development segment	22,857	-	22,857	-
Total segment and consolidated gross profit	613,962	911,339	3,421,667	2,555,506

Income (loss) from operations
Nanofilm segment	$(355,391)	$15,501	$462,952	$(163,304)
Research and development segment	(11,370)	-	(11,370)	-
Total segment income (loss)	(366,761)	15,501	451,582	(163,304)
Unallocated costs	(281,960)	-	(281,960)	-
Total consolidated income (loss) from operations	$(648,721)	$15,501	$169,622	$(163,304)

Depreciation and amortization:
Nanofilm segment	$82,644	$55,071	$167,010	$165,213
Research and development segment	4,492	-	4,492	-
Total segment depreciation and amortization	87,136	55,071	171,502	165,213
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	87,136	55,071	171,502	165,213

Capital additions:
Nanofilm segment	$136,981	$7,685	$144,039	$37,796
Research and development segment	-	-	-	-
Total segment capital additions	136,981	7,685	144,039	37,796
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$136,981	$7,685	$144,039	$37,796

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 12 – SEGMENT REPORTING (continued)

	September 30, 2014	December 31, 2013
Segment tangible assets:
Nanofilm segment	$690,194	$672,704
Research and development segment	113,082	-
Total consolidated tangible assets	$803,276	$672,704

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

NOTE 13 – SUBSEQUENT EVENTS

On October 26, 2014, the Company issued 1,330,998 shares of Class A common stock and 242,036 shares of Class B common stock upon the automatic conversion in accordance with their terms of $50,000 of aggregate principal amount of related party convertible promissory notes (See Note 7), $15,000 of principal amount of a convertible promissory note (See Note 6), and accrued interest of $2,798. The notes converted based on 75% of the average closing price of the Company’s common shares for the 20 day trading period ending on the last trading day prior to October 26, 2014 resulting in a conversion price of $0.0431.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. PEN is the result of a business combination (the “Combination”), that closed at the end of August, 2014 (and reported in an 8K filed on September 2, 2014).

OVERVIEW

PEN’s business is the marketing and sale of products enabled by nanotechnology. We develop and sell products based on our strong portfolio of intellectual property. Our current products are a portfolio of nano-layer coatings, nano-based cleaners, printable inks and pastes, gas detectors and thermal management materials.

PEN applies knowledge derived from our ongoing nanotechnology research and development to control and manipulate materials at the molecular level to solve everyday problems for customers in the optical, transportation, military, sports, and safety industries. Our primary commercial products center on our customized eye care glass cleaning and de-fogging products, precision mold release treatments, stay-clean surface treatments for ceramic surfaces, and scuff-resistant treatments for commercial dinnerware. These products are marketed globally. We are also engaged in research and development under contract with the government and others with the goal of developing new and improved products using our proprietary technology, and also sell printable inks and pastes, gas detectors, and thermal management materials.

Following completion of the Combination, the Company has reduced the historical net losses and negative cash flow from Applied Nanotech’s operations and has seen net income from NanoHolding and its subsidiary, Nanofilm. Excluding acquisition costs associated with the Combination of approximately $235,000, PEN had pro forma net income for the nine months ended September 30, 2014 of approximately $329,000.

Our principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the nine months ended September 30, 2014 were (i) the Nanofilm Segment and (ii) the Research and Development Segment. For the 2013 periods, the Company is NanoHolding Inc., the accounting acquiror and it only operated in the Nanofilm Segment.

Nanofilm segment

Revenue is based on the successful development of products and technologies using proprietary intellectual property and the sale of liquid products, and wet and dry towelettes, based on these technologies. Our goal continues to be to create segment leading brands through sales of high quality consumer products, and by developing and producing customized formulas for sale to strategic, industrial partners to be incorporated into their customer’s products. Whenever feasible, we seek to be actively involved in the manufacture of formulas in order to produce reliable, consistent quality for the products that we and our commercial partners bring to the marketplace.

Our main products are:

●	packaged products for retail sale to consumers for eyeglass and sunglass lens cleaning and conditioning,

●	packaged products for retail sale to consumers for antifog and conditioning of masks and goggles,

●	packaged products for sale to the military for safety anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	liquids for sale to industrial customers who resell to those who need porcelain coatings for restaurant dinnerware, and

●	liquids for sale to suppliers to local governments and agencies for coatings for porcelain and other applications in mass transportation.

In addition, we have developed a series of formulations used in the manufacture of precision casting and decorative architectural glass products which provides a barrier to soiling, helping keep decorative art-glass clean longer and making it easier to clean.

We are in development of a new long-lasting, anti-bacterial formula for use in several of our existing products. Use of this formulation has been shown to prevent bacteria growth, in laboratory testing.

Research and development segment

This segment focuses its efforts on research and development of proof of concepts and prototypes for proposed PEN products and on performing research and development services to government and private entities. We are developing technologies that generally fall under one of three technology platforms. These platforms are:

●	Nanosensor technology;

●	Nanocomposites, based on carbon nanotube composites; and

●	Nanoelectronics applications.

Our research and development efforts are currently focused in these and emerging areas.

RECENT DEVELOPMENTS

On August 27, 2014 (the “Effective Date”), Applied Nanotech Holdings, Inc., a Texas corporation (the “Applied Nanotech”), together with its wholly owned direct subsidiaries, PEN and NanoMerger Sub Inc., a Delaware corporation (“Merger Sub”), completed a combination (the “Combination”) with NanoHolding Inc. (“Nano”). The Combination included three parts: (i) a redomestication of Applied Nanotech from Texas to Delaware by way of Applied Nanotech’s merger into PEN, (ii) a subsequent merger of Nano into Merger Sub, with Merger Sub (n/k/a Nanofilm Holding Inc.) the surviving entity, and (iii) a subsequent exchange of 100% of Carl Zeiss, Inc.’s interest in Nanofilm Ltd., Nano’s wholly owned subsidiary (“Nanofilm”), for stock in PEN. Nanofilm is a company formed under the laws of the Ohio on June 14, 1995 as a limited liability company.

As part of the Combination, outstanding convertible notes of Applied Nanotech were converted into common stock, for which an aggregate of 32,379,288 shares of PEN Class A common stock were issued, and 11,164,620 shares of PEN Class A common stock were issued to directors of the Company in payment of accrued fees. PEN also issued 1,500,000 shares of Class A common stock in satisfaction of a note held by the former CFO of the Company. Accordingly, immediately prior the Effective Date, the Company had 203,363,059 PEN Class A shares outstanding.

On the Effective Date, the pre-merger shares of Nanoholdings, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying unaudited consolidated financial statements for all periods presented.

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano since the shareholders of Nano and its subsidiary, the legal acquiree, owned 61.6% of the aggregate outstanding common shares of PEN immediately following the completion of the merger, had its current officers assume all corporate and day-to-day management offices of PEN, including chief executive officer and chief financial officer, and board members designated by Nano are a majority of the board after the Combination. Accordingly, Nano was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a reverse merger with Nano as the acquiring company. Accordingly, the assets and liabilities and the historical operations that will be reflected in the PEN consolidated financial statements after the Effective Date are those of Nano and Subsidiary and are recorded at the historical cost basis of Nano. Applied Nanotech’s assets and liabilities are recorded at their fair values as of the effective date and the results of operations of Applied Nanotech are consolidated with results of operations of Nano starting on the Effective Date.

PEN is focused on the development of new products using the strong intellectual property portfolio acquired in the Combination. The Nanofilm segment will continue to grow its product sales and develop its product offerings. The Research and Development segment is working on product prototypes for new product offerings and is also continues to perform research and development for a fee from government and private customers.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our financial statements.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2014 and 2013.

Substantially all of our results of operations relate to our Nanofilm segment since the results of operations related to our research and development segment are only included in our results of operations for the period from August 27, 2014, (the effective date of the merger) to September 30. 2014.

The acquired research and development segment has a history of net losses and negative cash flow from operations. Since the merger date, we have made efforts to cut costs and plan on achieve positive or break-even cash flow from operations in that segment by the end of 2014.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013

Sales:

For the three and nine months ended September 30, 2014 and 2013, sales consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales:
Nanofilm segment	$1,721,307	$2,435,426	$7,360,680	$6,703,993
Research and development segment	233,414	-	233,414	-
Total segment and consolidated sales	$1,954,721	$2,435,426	$7,594,094	$6,703,993

For the three months ended September 30, 2014, sales decreased by $480,705 or 19.7% as compared to the three months ended September 30, 2013. For the nine months ended September 30, 2014, sales increased by $890,101 or 13.3% as compared to the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, sales from the Nanofilm segment increased by $656,687 or 9.8% as compared to the nine months ended September 30, 2013 and was primarily attributable to delays that occurred in 2013 in connection with production of our anti-fog cloths. Once the anti-fog cloths were available for shipment, sales of the anti-fog cloths increased starting in July 2013. For the three months ended September 30, 2014, sales from our Nanofilm segment decreased by $714,119 or 29.3% as compared to the three months ended September 30, 2013 and attributable to a decrease on sales of our anti-fog cloths in 2014. We saw strong demand in the third and fourth quarter of 2013 and during the first half of 2014 as we were able to resume shipment of the anti-fog cloths, but saw lower demand in the third quarter of 2014.

For the three and nine months ended September 30, 2014, sales from our research and development segment amounted to $233,414 and $233,414, respectively, and represents sales from August 27, 2014 (the date of Combination) to September 30, 2014.

Cost of sales.

Cost of sales includes the cost of raw materials, labor, depreciation, freight out, research and development costs related to government and private research contracts in our Research and Development segment, and other overhead costs.

For the three months ended September 30, 2014, cost of sales amounted to $1,340,759 as compared to $1,524,087 for the three months ended September 30, 2013, a decrease of $183,328 or 12.0% attributable to the anti-fog product sales differences described above. For the nine months ended September 30, 2014, cost of sales amounted to $4,172,427 as compared to $4,148,487 for the nine months ended September 30, 2013, an increase of $23,940 or less than 1.0%.

Gross profit and gross margin.

For the three months ended September 30, 2014, gross profit amounted to $613,962 as compared to $911,339 for the three months ended September 30, 2013, a decrease of $297,377 or 32.6%. For the three months ended September 30, 2014 and 2013, gross margins were 31.4% and 37.4%, respectively. For the nine months ended September 30, 2014, gross profit amounted to $3,421,667 as compared to $2,555,506 for the nine months ended September 30, 2013, an increase of $866,161 or 33.9%. For the nine months ended September 30, 2014 and 2013, gross margins were 45.1% and 38.1%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Gross profit:
Nanofilm segment *	591,105	34.3%	911,339	37.4%	3,398,810	46.2%	2,555,506	38.1%
Research and development segment *	22,857	9.8%	-	-	22,857	9.8%	-	-

Total gross profit	613,962	31.4%	911,339	37.4%	3,421,667	45.1%	2,555,506	38.1%

*	Gross margin % based on respective segments sales.

For the three months ended September 30, 2014, the decrease in gross margins from the Nanofilm segment as compared to the comparable 2013 period was attributable to decreased sales in 2014 of high margin anti-fog products because of the production delays that had depressed anti-fog sales in 2013. For the nine months ended September 30, 2014, the increase in gross margins from the Nanofilm segment as compared to the comparable 2013 period was attributable to increased sales and a change in product mix to products with higher gross margins.

Operating expenses:

For the three months ended September 30, 2014, operating expenses amounted to $1,262,683 as compared to $895,838 for the three months ended September 30, 2013, an increase of $366,845 or 40.9%. For the nine months ended September 30, 2014, operating expenses amounted to $3,252,045 as compared to $2,718,810 for the nine months ended September 30, 2013, an increase of $533,235 or19.6%. For the three and nine months ended September 30, 2014 and 2013, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling and marketing expenses	$42,033	$57,878	$186,062	$201,108
Salaries, wages and contract labor	574,213	313,733	1,448,933	961,106
Research and development	131,371	267,135	426,740	727,021
Professional fees	249,503	81,998	568,225	272,511
General and administrative expenses	265,563	175,094	622,085	557,064
Total	$1,262,683	$895,838	$3,252,045	$2,718,810

●	For the three months ended September 30, 2014, sales and marketing expenses decreased by $15,845 or 27.3% as compared to the three months ended September 30, 2013 and for the nine months ended September 30, 2014 decreased by $15,046 or 7.5% compared to the nine months ended September 30, 2013.

●	For the three months ended September 30, 2014, salaries, wages and contract services increased by $260,480, or 83.0%, as compared to the three months ended September 30, 2013 and for the nine months ended September 30, 2014 increased by $487,827 or 50.8%, as compared to the nine months ended September 30, 2013. These increases were primarily attributable to an increase in salaries of approximately $140,000 related to the acquisition of Applied Nanotech and planned expenditures for market development activities and increased headcount. We expect that salaries, wages and contract services will increase primarily due to continued emphasis on planned market development programs for the balance of 2014.

●	For the three months ended September 30, 2014, research and development costs decreased by $135,764 or 50.82%, as compared to the three months ended September 30, 2013 and for the nine months ended September 30, 2014 decreased by $300,281, or 41.3%, as compared to the nine months ended September 30, 2013. The decrease during the periods was attributable to cost cutting measure and a decrease in costs associated with the reformulation of the solution used in the anti-fog cloths and solutions.

●	For the three months ended September 30, 2014, professional fees increased by $167,505 or 204.3%, as compared to the three months ended September 30, 2013 and for the nine months ended September 30, 2014 increased by $295,714 or 108.5%, as compared to the nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, the increases were attributable to an increase in accounting fees, legal fees, and an increase in other professional fees of approximately $123,000 and $235,000 related to the cost of the Combination, respectively.

●	For the three months ended September 30, 2014, general and administrative expenses increased by $90,469 or 51.7% as compared to the three months ended September 30, 2013 and for the nine months ended September 30, 2014 increased by $65,021 or 11.7%, The increase was primarily attributable to inclusion of the costs and expenses of the research and development segment since the merger date of August 27, 2014 of approximately $90,100.

Income (loss) from operations.

As a result of the factors described above, for the three months ended September 30, 2014, loss from operations amounted to $(648,721) as compared to income from operations of $15,501 for the three months ended September 30, 2013, a decrease of $664,222. For the nine months ended September 30, 2014, income from operations amounted to $169,622 as compared to a loss from operations of $(163,304) for the nine months ended September 30, 2013, an increase of $332,926.

Other income (expense).

Other income (expense) includes interest expense, other income, net and interest income. For the three months ended September 30, 2014, total other income amounted to $10,318 as compared to other income of $15,298, a decrease of $4,980 or 32.6%. This decrease was attributable to a decrease in other income of $18,689 offset by a decrease in interest expense of $13,715. For the nine months ended September 30, 2014, total other expenses amounted to $19,230 as compared to other expenses of $34,338, a decrease of $15,108 or 44.0%. This decrease was attributable to a decrease in interest expenses of $52,821 offset by a decrease in other income of $37,678.

Income taxes.

For the three and nine months ended September 30. 2014, income tax (expense) benefit amounted to $159,726 and $(55,901), respectively, as compared to $0 for each of the three months ended September 30, 2013. Beginning in late February 2014, Nano became subject to federal and state corporate income taxes and the expense in the nine months ended September 30, 2014 represents the period from that late February 2014 date through the date of the Combination on August 27, 2014. The income tax benefit of $159,726 for the three months ended September was attributable to the reversal of previously accrued income taxes.

Net income (loss) and net income (loss) attributable to PEN Inc.

As a result of the foregoing, for the three months ended September 30. 2014, net loss amounted to $(478,677) as compared to net income of $30,799 for the three months ended September 30, 2013, a decrease of $509,476. For the nine months ended September 30. 2014, net income amounted to $94,491 as compared to a net loss of $(197,642), an increase of $292,133.

Our historical results of operations include an allocation of the net income (loss) of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the Combination when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. For the three months ended September 30, 2014 and 2013, net income (loss) attributable to former non-controlling interest amounted to $(29,790) and $4,478, respectively. For the nine months ended September 30, 2014 and 2013, net income (loss) attributable to former non-controlling interest amounted to $53,418 and (28,692), respectively.

For the three months ended September 30, 2014 and 2013, net income (loss) attributable to PEN Inc. amounted to $(448,887) and $26,321 or $0.00 per share (basic and diluted) and $0.00 per shares (basic and diluted), respectively. For the nine months ended September 30, 2014 and 2013, net income (loss) attributable to PEN Inc. amounted to $41,073 and $(168,950) or $0.00 per share (basic and diluted) and $0.00 per shares (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $216,504 and $254,429 of cash as of September 30, 2014 and working capital of $1,908,018 and $100,367 of cash as of December 31, 2013.

The following table sets forth a summary of changes in our working capital from December 31, 2013 to September 30, 2014:

			December 31, 2013 to September 30, 2014
	September 30, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$3,035,716	$3,234,068	$(198,352)	(6.1)%
Total current liabilities	2,819,212	1,326,050	(1,493,162)	112.6%
Working capital:	$216,504	$1,968,964	$(1,691,514)	(88.6)%

The decrease in working capital was primarily attributable to the assumption of current liabilities of $1,689,070 in connection with the Combination.

Net cash flow provided by operating activities was $1,024,899 for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $(567,294) for the nine months ended September 30, 2013, an increase of $1,592,193.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2014 primarily reflected net income of $94,491 and the add-back of non-cash items consisting of depreciation and amortization of $171,502, and stock-based compensation expense of $103,090, and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable of $713,604 due to collection in 2014, a decrease in inventory of $202,031, an increase in accrued expenses of $101,003, and an increase in income taxes payable of $50,000, offset by an increase in prepaid expenses and other assets of $230,562 and a decrease in accounts payable of $179,688.

●	Net cash flow used in operating activities for the nine months ended September 30, 2013 primarily reflected net loss of $(197,642) adjusted for the add-back of non-cash items consisting of a change in inventory obsolescence reserve of $217,206 and depreciation and amortization of $165,213, and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable of $640,927 due to the sale of anti-fog products in the third quarter of 2013, an increase in inventory of $275,765, and an increase in prepaid expenses and other assets of $137,359, offset by an increase in accounts payable of $166,324 and an increase in accrued expenses of $77,135.

We expect our cash used in operating activities to increase as we begin to develop new products, as we increase our professional staff and services, and as we increase our marketing efforts for existing and new product lines.

Net cash flow used in investing activities reflects the purchase of property and equipment of $144,039 and $37,796 for the nine months ended September 30, 2014 and 2013, respectively. The increase was attributable to the purchase of additional packaging equipment in the 2014 period.

Net cash used in financing activities was $774,919 for the nine months ended September 30, 2014 as compared to $740,084 in the same period in 2013. In both periods, this was the result of repayment of bank debt, net of borrowings.

Future Liquidity and Capital Needs. Our principal future uses of cash are for working capital requirements, including research and development and marketing expenses, capital expenditures and reduction of accrued liabilities. These uses will depend on numerous factors including our sales and other revenues, the extent of our research and development activities and our ability to control costs, including the integration of Nano and Applied Nanotech. We have historically financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. We plan to seek additional equity financing in the public market to fund growth of our operations.

Revolving Credit Note

In April 2014, our subsidiary, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC. (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after the due date. The Company, at any time or from time to time upon three business days’ written notice to Lender, prepay the Revolving Note in full. If Borrower prepays the Revolving Note in full and terminates the Revolving Note aft, or if Lender terminates the Revolving Note after default, then, in addition to all other amounts due to Lender and/or paid by the Company, the Company must pay a termination premium equal to 2.0% of the maximum loan amount. Nanofilm used $988,000 of proceeds of the Revolving Note to payoff certain other indebtedness to its then Lender.

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, Nanofilm shall not a) merge or consolidate with any other company, except for the Combination and shall not suffer a change of control; b) make an capital expenditures, as defined, materially affecting the business; c) declare of pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

At September 30, 2014, we had $0 in borrowings outstanding under the Revolving Note with $1,500,000 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2014 we issued 1,200,000 shares of our Class A common stock to our former CFO under the Stock Grant Agreement dated February 2014. On September 24, 2014 we issued 83,610 shares of Class A common stock and 33,444 shares of Class B common stock to Directors as part of their compensation for service.

On October 26, 2014 we issued 1,330,998 shares of Class A common stock and 242,036 shares of Class B common stock upon the automatic conversion in accordance with their terms of $65,000 of aggregate principal amount of convertible promissory notes previously issued.

The issuance of the Company’s shares of common stock and convertible notes discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Exchange, dated as of March 10, 2014, by and among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc, and Carl Zeiss, Inc. (the Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

2.2	First Amendment to Agreement and Plan of Merger and Exchange dated May 28, 2014 among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc., and Carl Zeiss, Inc. (Incorporated herein by reference to Exhibit 2.2 of the Company’s Form 8-K filed with the SEC on May 30, 2014).

2.3	Second Amendment to Agreement and Plan of Merger and Exchange dated July 2, 2014 among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc., and Carl Zeiss, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 7, 2014).

3.1	Amended and Restated Certificate of Incorporation of PEN Inc. (Incorporated herein by reference to Annex C, Exhibit B-1 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

3.2	Bylaws of PEN Inc. (Incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

10.1	Voting and Conversion Agreement, dated March 10, 2014 among the Company, Doug Baker, Ronald Berman, Paul Rocheleau, Robert Ronstadt, Howard Westerman, and Zvi Yaniv. (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.2+	Separation and Release Agreement, dated March 10, 2014, between Douglas P. Baker and the Company. (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014)

10.3+	Consulting Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.4	Promissory Note, dated March 10, 2014 issued by the Company to Douglas P. Baker (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014) .

10.5+	Stock Grant Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.6+	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.7	Form of Lock-Up Agreement (Incorporated herein by reference to Exhibit 10.1, of the Company’s Form 8-K filed with the SEC on September 2, 2014).

10.8*	Termination of Employment Agreement and Mutual Releases by and between PEN Inc. and its subsidiaries and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex A of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.9+	Restricted Stock Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex B of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.10+	Piggyback Registration Rights Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex C of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.11+	Letter Agreement, dated March 10, 2014, between the Company and Dr. Zvi Yaniv together with its Annexes, the Termination of Employment Agreement and Mutual Releases, Restricted Stock Agreement, and PiggyBack Registration Rights Agreement (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.12*	Revolving Credit and Loan Rider (to Loan and Security Agreement effective as of April 4, 2014) between Mackinac Commercial Credit, LLC and Nanofilm, Ltd.

10.13*	Revolving Credit Loan Noty dated April 4, 2014 to Mackinac Commercial Credit, LLC from Nanofilm, Ltd.

10.14*	Loan and Security Agreement effective as of April 4, 2014 by and between Nanofilm, Ltd. and Mackinac Commercial Credit, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PEN INC. (Registrant)

Date: November 14, 2014	/s/ Scott Rickert
Scott Rickert, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	/s/ Adam Wasserman
Adam Wasserman Chief Accounting Officer (Chief Accounting Officer)

