Form 10-K
period 2014-12-31
PEN INC.
filed 2015-04-10
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014;

or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

PEN Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State of Incorporation)	(IRS Employer Identification Number)

341 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441

(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (844) 273-6462

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	OTCQB

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTCQB system on June 30, 2014 of $0.09, was approximately $12 million. As of April 6, 2015, the registrant had 243,842,916 shares of Class A Common Stock, 251,017,063 shares of Class B Common Stock, and 42,273,470 shares of Class Z Common Stock issued and outstanding.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K

PART I

Item 1. Business

PEN’s business is the marketing and sale of products enabled by nanotechnology. We develop and sell products based on our portfolio of intellectual property. Our current products are a portfolio of nano-layer coatings, nano-based cleaners, printable inks and pastes, and thermal management materials.

PEN applies knowledge derived from our ongoing nanotechnology research and development to control and manipulate materials at the molecular level to solve everyday problems for customers in the optical, transportation, military, sports, and safety industries. New products under development are also targeted for sale to consumers and to other industries. Our primary commercial products center on our customized eye care glass cleaning and de-fogging products, precision mold release treatments, stay-clean surface treatments for ceramic surfaces, and scuff-resistant treatments for commercial dinnerware. We also sell: printable inks and pastes; thermal management materials; and, on a custom order basis, gas detectors and sensors. These products are marketed globally. We are also engaged in research and development under contract with the government and others with the goal of developing new and improved products using our proprietary technology.

PEN is the surviving holding company from a business combination that closed on August 27, 2014 that we call the “Combination”. On that day (the “Effective Date”), Applied Nanotech Holdings, Inc., a Texas corporation (“Applied Nanotech Holdings”), together with its wholly owned direct subsidiaries, PEN and NanoMerger Sub Inc., a Delaware corporation (“Merger Sub”), completed a transaction with NanoHolding Inc. (“Nano”). The Combination included three parts: (i) a redomestication of Applied Nanotech Holdings from Texas to Delaware by Applied Nanotech Holdings’ merger into PEN, (ii) a subsequent merger of Nano into Merger Sub, with Merger Sub (n/k/a Nanofilm Holding Inc.) the surviving entity, and (iii) a subsequent exchange of 100% of Carl Zeiss, Inc.’s interest in Nanofilm Ltd., Nano’s wholly owned subsidiary (“Nanofilm”), for stock in PEN. Nanofilm is a company formed under the laws of the Ohio on June 14, 1995 as a limited liability company and now a wholly owned subsidiary of PEN. PEN was formed in Delaware in February, 2014. It is the successor to Applied Nanotech Holdings that was founded in 1987, incorporated in Texas in 1989, and completed its initial public offering in 1993.

As part of the Combination, outstanding convertible notes of Applied Nanotech Holdings were converted into common stock, for which an aggregate of 32,379,288 shares of PEN Class A common stock were issued, and 11,164,620 shares of PEN Class A common stock were issued to directors of the Company in payment of accrued fees. PEN also issued 1,500,000 shares of Class A common stock in satisfaction of a note held by the former CFO of the Company and issued 6.8 million shares subject to forfeiture to the then COO and President, Dr Yaniv. Accordingly, immediately prior the next step, there were 203,363,059 PEN Class A shares outstanding.

The Combination was accounted for as a reverse merger and recapitalization of Nano. On the Effective Date, the pre-merger shares of Nanoholdings, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. In the final step of the Combination, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in our consolidated financial statements for all periods presented.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the twelve months ended December 31, 2014 were (i) the Product Segment (which we formerly called the Nanofilm segment) and (ii) the Research and Development Segment. For the 2013 periods, the Company is NanoHolding Inc., the accounting acquirer; it only operated in the Product Segment.

Product Segment

Revenue is based on the successful development of specialty products utilizing nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates. Our products are sold in liquid form enabling application by a number of common commercial techniques and in some instances also as wet and dry towelettes. We rely on intellectual property and or trade secret formulations to protect our proprietary technology.

We have three broad product technology platforms that offer solutions to some common problems such as ease of cleaning, preventing fogging, preventing accumulation of dirt or grime, improving resistance to scuffing and wear. All our products have some “nano” characteristic about them – whether it is being active at the molecular level, incorporation of submicron-particles, or creating very thin, self-assembling coatings that are 20 nanometers or less in thickness.

One line of commercial products center on our customized optical and eyewear cleaning and de-fogging treatments. Another is a family of coating liquids that create very thin, strongly-bound, clear coatings on surfaces used for glass and ceramic surfaces. The third product family is series of clear coatings for plastics incorporating submicron size particles to improve abrasion resistance and wear resistance without sacrificing transparency. Our goal continues to be to create segment leading brands through sales of high quality consumer products, and by developing and producing customized formulas for sale to strategic, industrial partners to be incorporated into their customer’s products. We manufacture our formulations internally to protect our technology and maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

Our products encompass:

●	Liquid and towelette formulations packaged in many formats for retail sale to consumers for eyeglass and sunglass lens cleaning and protection.

●	Anti-fogging liquid and towelette formulations packaged for retail sale to consumers for safety glasses, protective eye wear including face shields, and sporting googles.

●	Anti-fogging towelettes for sale to the military for safety, anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	Mar resistant and stain resistant coatings for high end vitreous china tableware used for heavy duty, usage situations such as restaurants, cruise ships, casinos.

●	Clear protective coatings used on display panels and touch screens to make it easy to remove fingerprints. Applications include automotive and hand held devices.

●	Protective and water repelling coatings on interior glass – decorated glass panels, shower doors to make it easy to clean and prevent scale and grime encrustation.

●	Coatings for ceramic insulators used in transit and underground subways systems to prevent caking of metal dust and greases on surfaces to reduce maintenance and current leakage losses.

New products under development include products targeted to our current customer base in the optical, transportation, military, sports, and safety industries.

Separate from our historical business, we are also focused on creating products enabled by nanotechnology that tackle and solve big, global problems in growing markets. We have three primary areas of new product focus:

1.	Health: Treating or printing of surfaces at the nano-scale to promote health, fight the spread of disease, and assist in the arms race against super bugs;

2.	Safety: “Smelling” at the nano-scale level to identify hazardous condition, alert those in danger, and initiate steps to prevent catastrophe; and

3.	Sustainability: Creating nano-scale devices and formulas using the minimal amounts of safe, natural ingredients and manufacturing methods, and avoiding using harsh chemicals and pesticides, whenever possible.

The first new product is expected to be part of a family of cleaning products that clean and fortify surfaces at the nanoscale-level. We expect to be selling the first product from this work in the next several months. The patent-pending product is a spray cleaner that penetrates and fortifies the surface. This fortifier and protector can clean and protect many surfaces, both natural and man-made. After application, the product continues to fortify and protect, creating a healthy surface.

Our product is made with safe ingredients and does not use harsh chemicals or disinfectants. We start with a natural mineral that is milled and engineered into a smaller shape and size. Then, the milled mineral is mixed with a proprietary cleaner solution to create our product. The mineral chosen is stable in air and water. No governmental approvals are required for sale of this product. The product:

●	rids surface of dust, dirt and debris;

●	leaves a healthy surface

●	is safe to use;

●	will continue to work for as long as it is on the surface (until cleaned or washed away);

●	is fast acting;

●	is non-corrosive;

●	is easy to apply;

●	is non-flammable;

●	is environmentally-friendly;

●	is odor-free; and

●	is stain-free.

We believe that our manufacturing capacity and contractors with whom we have established relationships will enable us to fill orders for the early sales. Ingredients and packaging materials are readily available from a number of suppliers. As sales increase, we will need to expand manufacturing, but we believe there are sufficient subcontractors that manufacturing will not be a problem. Initial sales will be done with individuals already under contract. Sales and marketing will be increased as resources permit. To plan for supporting this new product we have engaged the firm of INTLI FCStone Securities Inc. to explore a capital raise.

Marketing and Distribution

We sell our current products directly to retailers in the United States and internationally, including manufacturers who utilize product formulations in their own branded products. For our new products to our traditional customer base, and for certain customers or market segments, we rely on outside sales agents or distributors.

Manufacturing Operations

Most of our manufacturing is done at our 50,000 square foot facility in Valley View, Ohio. Additional manufacturing, packaging and assembly is done by third-party contract manufacturers in the United States, India and Taiwan.

Intellectual Property and Proprietary Rights

Our nanotechnology expertise and related intellectual property used in our current products is specialized in the areas of surface science, molecular self-assembly, transparent composites, and surfactants. The intellectual property developed from this work is protected with a combination of selective patents and primarily by trade secrets. This intellectual property strategy is similar to that used by leading companies in the fragrance and flavors industry. We have twenty four issued patents and two pending patent applications. No single patent is significant to any of our products.

Competition

Products sold into the optical segment and the eyewear cleaning segments have a small number of significant competitors. Our products are known to be the “benchmark” products in these segments and generally outperform our competitors’. Some of our products in these segments do compete for certain customers or certain applications against lower priced, traditional materials. Most of the companies selling products into these market segments are privately-held, U.S. packaging or catalog companies. Examples in the U.S. are include Hilco Accessories, California Accessories, and Amcon Laboratories and, internationally, the catalog company, Prosben, Inc., from the Peoples Republic of China. In the nano-coating products area or the anti-fog product line we are not aware of any competitive products that match our product performance or processing characteristics.

Backlog

Sales are primarily pursuant to purchase orders for delivery of products. We do not believe that a backlog as of any particular date is indicative of future results. Some agreements give customers the right to purchase a specific quantity of products during a specified time period, but these agreements do not obligate the customers to purchase any minimum quantity. The quantities actually purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Because of our relatively small size, a customer’s delay of a product shipment can make a difference in the results for a particular accounting period. For these reasons we do not believe that these agreements are meaningful for determining backlog amounts.

Geographical Information

All long-lived assets are located in the United States.

Sources and availability of raw materials and the names of principal suppliers

We use third-party suppliers and contract manufacturers in the United States to obtain substantially all of our raw materials, components and packaging products. Over time, one unrelated third party has become our leading supplier in the United States. As is customary in our industry, historically we have not had long-term or exclusive agreements with third-party suppliers or contract manufacturers and have generally made purchases through purchase orders. We believe that we have good relationships with our suppliers and manufacturers and that there are alternative sources should one or more of these suppliers or manufacturers become unavailable. However, the disruption of our operations if a change becomes necessary and the likelihood of shipment delays means that the loss of, or a significant adverse change in our relationship with, any of our key suppliers or manufacturers, or any other supply change disruptions could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. In particular, revenue from three customers constituted approximately 24%, 16% and 10% respectively, of 2014 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. The loss of one of the largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

Research and Development Segment

We are a global leader in nanotechnology research and development and this segment focuses on generating revenues through performing research services. Our nanotechnology research is aimed at solving problems at the molecular level - working with the basic properties of matter to create new and improved materials and technologies. We do both research and development, including proof of concepts and prototypes, for proposed PEN products and research and development under contract for government and private entities. In our work on products for PEN we focus on using only the submicron size particles, not smaller nanoparticles that are subject to much greater government regulation. Our work generally falls under one of three technology platforms:

●	Nanosensor technology;

●	Nanoelectronics; and

●	Submicron particle formulations for health and safety products.

We continue to focus on stabilizing our financial situation and operating this segment at break-even or better based solely on revenues from our research activities.

Since development of intellectual property has been a critical part of our strategy, before starting on, or accepting, a project, we analyze the potential to develop intellectual property. Following the Combination, an additional filter has been added and we also consider how the proposed research may tie in to existing products and manufacturing expertise in our Product Segment or to other potential, new products that we may choose to develop.

Much of our contract research is done under government contracts. Government contracts frequently limit profit on work done. With private research contracts there is a relationship between revenues received under the contract and rights granted to the licensee under the contract. Since a critical component of any research contract is for us to retain intellectual property rights, we must contribute to the overall cost of the project. Our goal on private research contracts is, at a minimum, to cover all out of pocket costs and contribute to our overall overhead.

In commercializing our technology, because of limited resources, we historically focused on licensing our technology to others. Our research partners frequently have licensing rights as a result of the research that they funded, and upon completion of the work, they will license the technology for specific applications. Following the Combination we are more focused on developing products that we can sell. We expect that licensing considerations will be less important for new contract research in the future. If we conclude that we are not in a good position to commercialize products from a particular part of our intellectual property portfolio, we may seek to realize value for that intellectual property by license arrangements or the sale of that intellectual property.

We have had small scale success with commercial sales of conductive inks and pastes and from thermal management materials. We expect to work to increase sales of those products as our resources permit.

Nanoelectronics Applications – Inks and Pastes

Metallic Inks & Pastes

Copper Inks - As a result of the move towards flexible electronics, soldering is disappearing. New digital processes allow industries to move from the design process directly to the production line. We believe that at this time, only submicron particles are capable of producing inks that are compatible with the nozzles used in digital printing.

We have had a long-standing relationship with Ishihara Chemical Company, Ltd., a leading industrial chemical products company headquartered in Japan, to develop conductive inks that can be deposited using an additive process such as ink-jet printing, aerosol-jet printing or screen printing. Our work with Ishihara started in early 2006 and in past years, we received over $2.5 million in research funding from Ishihara and a $1.5 million up-front license payment. Because of Ishihara’s heavy financial commitment to the project, all intellectual property generated by the project is jointly owned by ANI and Ishihara and the license agreement signed in 2009 gave Ishihara the exclusive right to use this technology. Ishihara can choose to give up this exclusivity at any time. Ishihara may introduce a product at some point in the future, but not in 2015. We may at some point in the future receive royalties of up to 4% on Ishihara product sales. If, however, Ishihara chooses to give up its exclusivity, it will owe no future royalties.

Other metallic inks - After our initial work in copper, we expanded our work with conductive inks to include nickel, silver, aluminum, and other inks, as well as conductive pastes. In particular, we have developed aluminum and silver inks and pastes that can improve the production of solar cells. We have also developed a highly efficient aluminum paste that can be used in solar cell production.

In 2011, we licensed our solar ink technology to Sichuan Anxian Yinhee Construction and Chemical Company (“YHCC”), a Chinese chemical company, for an upfront payment of $1.5 million. In 2012 and 2013 we received additional funds from YHCC totaling $1 million. An additional payment of $500,000 was paid in 2012, after we achieved certain technical standards. In 2014 we amended our agreements with YHCC, transferring certain solar-ink-related patents to an affiliate of YHCC and receiving back a royalty free license to use the patents in fields other than solar applications.

There are silver inks on the market today, but because of the high cost of silver relative to copper, a successful copper ink is likely to be of greater commercial interest to potential customers. Most inks and pastes sold today are manufactured and sold by large multinational chemical companies. For example, the two largest suppliers of inks and pastes for solar cell production are DuPont and Ferro. We are unable to compete directly with companies of that size in established markets.

Technical Inks Printing Solution (TIPS)

Conductive inks have the potential to revolutionize many types of electronics manufacturing. Our strategy is to provide a comprehensive solution for end users not just by developing inks, but assisting in the process from start to finish. We call this our Technical Inks Printing Solution. We have done extensive research on the raw materials (submicron particles) and developed relationships with suppliers that allow us to supply a variety of submicron particles. In addition, we have studied a variety of potential end user products to help develop specifications for the inks. We have also formed relationships with hardware manufacturers with the goal of providing seamless integration into high volume manufacturing for companies wishing to use conductive inks in their manufacturing processes.

Numerous other companies are working with other technologies for the commercial use of conductive inks and pastes. The commercialization of products using our technology depends on the results of our research compared with results achieved by others, as well as other factors including raw material costs, marketing, resources, and production capabilities.

Sensors

Our approach to sensor technology offers the unique advantage of recognizing and sometimes measuring materials at the molecular level. We are pursuing a multiple technology platforms to address specific market needs. Some of these technologies were an area of increased focus in 2014 and that will continue in 2015. Our competition in the sensor area will come from a variety of technologies and companies depending on the purpose and use of the sensor. The areas where we are currently active are:

Ion Mobility Sensors. We are currently developing sensors based on Ion Mobility Sensor (“IMS”) technology focusing on Differential Mobility Spectroscopy (“DMS”). These sensors are ideal for use when both high sensitivity and high selectivity (low false positives) are required. We have also improved on existing IMS and DMS technology by developing our proprietary nonradioactive gas ionization sources to replace the radioactive isotopes that are currently used in these tools. We are currently involved in projects to develop highly sensitive Mercaptan and Methane sensors for use in the natural gas industry under funding from the Northeast Gas Association, and sensors for detection of citrus greening disease under funding from the California Citrus Research Board.

We have also applied this technology to other applications including other agricultural pathology areas, wound care, and breath analysis. For example, we have received NIH funding to develop technology for early detection of pressure ulcers (aka bed sores) in collaboration with the University of California – Davis. We are also funded by the NIH to develop a breath analyzer for detecting alcoholic hepatitis in collaboration with Cleveland Clinic. The U.S. Army is also funding work to identify pollen based on odor analysis for forensic applications. We are also funded by the USDA for developing rapid tests for food safety.

Hydrogen Sensors. These sensors were initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. We may explore options to realize the value of this sensor technology by sale or license to third parties.

Carbon Monoxide Sensors. We have developed a low-power carbon monoxide sensor that can last for 10,000 hours on a single battery. The sensor will be specific to carbon monoxide with no cross sensitivity to other gases and elements and is also easily portable and highly sensitive.

Submicron Particles for Health and Safety Applications

Our work in the health and safety area builds on our understanding of certain compounds from our extensive work related to inks and pastes. The understanding of the chemistry of these particles and their interaction with surfactants and other solutions was combined with research and development work done for products already sold commercially resulted in new product concepts and materials with superior properties for applications in the field of health and safety.

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and we seek, when appropriate, protection for our products and proprietary technology through the use of patents. Historically, we made filings in the United States and selected foreign jurisdictions. Beginning in 2014, as a cost saving measure, we became much more selective in filing patents and in the jurisdictions where we act to protect our rights with respect to work that is less likely to result in products that we can sell ourselves. Still, our patent portfolio consists of over 100 patents, including issued patents and patent applications pending before foreign and United States Patent and Trademark Offices. Trade secret protection is also important to our products.

The patenting of technology-related products and processes involves uncertain and complex legal and factual questions. The legal standards change from time to time, and administrative and court interpretations are not always consistent in one jurisdiction, or across different jurisdictions. Therefore, there is no assurance that our pending United States and foreign applications will issue, or what scope of protection any issued patents will provide, or whether any such patents ultimately will be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. Interference proceedings, to determine priority of invention, also could arise in any of our pending patent applications. The costs of such proceedings would be significant and an unfavorable outcome could result in the loss of rights to the invention at issue in the proceedings. If we fail to obtain patents, and are required to rely on unpatented proprietary technology, there is no assurance that we can protect our rights in such unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products and techniques, or otherwise gain access to our proprietary technology.

Competitors have filed applications for, or have been issued patents, and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, our patents. The scope and validity of these patents, and the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses is unknown. This may limit our ability to use and to license our technology. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against us for patent infringement, a challenge in the suit by us as to the validity of the other patent would have to overcome a legal presumption of validity. There can be no assurance that the validity of the patent would not be upheld by the court or that, in such event, a license of the patent to us would be available. Moreover, even if a license were available, the payments that would be required are unknown and could materially reduce the value of our interest in the affected products. We do, however, consider our patents to be very strong and defendable in any action that may be brought against us.

We also rely upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our rights to our unpatented trade secrets.

We require our employees, directors, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some consultants, the agreements provide that all inventions conceived by the individual while working for us will be our property. There is no assurance, however, that these agreements will provide sufficient protection for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Contracts

A portion of our revenue consists of reimbursement of expenditures under U.S. government contracts. We recognized $504,130 of revenue from government contracts during the period after the Effective Date of the Combination until December 31, 2014. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2014, we have several government contracts in process that have approximately $1.84 million of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We have been audited by the government, with no material changes, and in the future we expect to be audited by the government; however we expect the results of any government audits to have an insignificant effect on our operations and our financial statements.

Research and Development

Research and development activity is the driver of our new product development and improvement of existing products. For the years ended December 31, 2014 and 2013 research and development costs incurred in the development of the Company’s products were $607,049 and $878,364 respectively This represents approximately 13% and 24% of our total operating costs in each of those years (prior to an impairment loss in 2014). The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Research and development work includes development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product. As we worked to reduce our costs in 2014, we eliminated some unfunded research and development cost.

Much of our intellectual property and contract research relates to potential next-generation technologies. Significant additional development work is required before products can be commercialized using these technologies. Since the Combination we have started to analyze which areas in our intellectual property portfolio have a greater, near term potential to be commercialized and whether we, or others, are best suited to do so. That analysis is ongoing.

Compliance with Environmental Laws

Our products and manufacturing and research operations must satisfy governmental safety standards. Applicable safety standards are established by the U.S. Occupational Safety and Health Administration (“OSHA”), pollution control standards by the U.S. Environmental Protection Agency (“EPA”) and other state and local regulations, including foreign regulation for products manufactured or shipped outside the U.S. Some of our research work, and products developed may also be subject to regulation under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health (“CDRH”) of the U.S. Food and Drug Administration. We take these requirements into account in product development. Cost of compliance with these regulations has not been significant in the past and we do not expect it to be material in the future.

OSHA, the EPA, the CDRH and other governmental agencies, both in the United States, the states where we or our customers sell products, and foreign countries, may adopt additional rules and regulations that may affect us and products using our technology. The cost of compliance with these regulations has not been significant to us in the past and is not expected to be material in the future. Changing regulations can affect our customers, and we have in the past, and may be required in the future, to reformulate or change packaging to address regulatory issues. This can affect timing of sales which may be significant in a particular accounting period.

Employees

As of December 31, 2014 we had 34 full-time employees, plus 3 executive officers. At the present time, we do not anticipate the need to hire significant additional employees to support our existing business. If product sales increase, or we begin to see commercial sales of new products, we may hire additional employees. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

RISK FACTORS

Risks relating to PEN and our Business

The timeline for commercial sales of new products, the profit margins that new products can command and customer acceptance of new products, are all key to our success and all are unpredictable.

We plan to create new products using our intellectual property. To implement its plan, we must identify products that can benefit from our intellectual property, take the products from concept to prototype, and make and sell the new product commercially. Many factors affect a customer’s acceptance of new products and many new product ideas are never realized. Many others never achieve commercial success. If we cannot develop and commercialize new products it will adversely impact our business and results of operations.

Our strategy to commercialize new products from our intellectual property may be more difficult, costly or time-consuming than expected, any of which could adversely affect our results and negatively affect the value of our common stock.

Few companies have been able to develop commercial products based on nanotechnology. Nanofilm, our subsidiary, under the leadership of our Chairman and Chief Executive Officer, Scott Rickert, has been successful with products of limited scope. Identifying new products that can be manufactured, marketed and sold at margins that justify the investment and then taking those products to market will take time. If we cannot successfully develop and sell products enhanced by nanotechnology, or if the process drags on, the value of PEN common stock may be affected adversely.

The failure to manage successfully our existing businesses while new products are under development until they can generate commercial sales may adversely affect our future results.

Our management team must continue to manage current operations to give us time to accomplish our growth plans. At the same time, we must fund product development, create or contract for manufacturing capability, and establish sales, marketing and distribution for the new products. Disruptions or the failure to address changes in our current businesses could adversely affect ours results, financial condition and stock price.

Our increased focus on commercializing products from our intellectual property library may affect our ability to attract funding for private research as we may be perceived as a potential competitor. At the same time, to support our research staff we need sufficient research projects to pay the expenses of the research segment and related salaries. The inability to obtain research funding could adversely affect our results of operations.

We have limited resources.

We are a small company with limited human and financial resources. Most of our competitors are larger than us with greater financial strength. Our limited resources will require that we limit the potential new products that we work on at any time and may limit our ability to tackle issues that arise in development, manufacturing, regulatory approvals or marketing. Our limited resources and potential constraints on our ability to take advantage of opportunities, may give competitors time to challenge our products in the marketplace and to bring pressure on us by devoting more resources to marketing and distribution that may make it harder for us to be successful with new products.

New products directed at new market sectors or to consumers are expected to require expenditures for sales and marketing greater than revenues from sales of new products. Some new products may also require patent protection in order to protect our technology and patent protection requires significant up-front cost before the marketplace success of the product can be known. To fund these expenses we will require additional financing and our results of operations and the value of our stock may be adversely affected if we cannot obtain additional funding when needed or on reasonable terms. In addition, delay in obtaining financing may adversely affect acceptance of the new products and may afford competitors the opportunity to respond or challenge our products that may also adversely affect our results of operations.

Our business plan contemplates the acquisition of businesses that have distribution channels and who know the customers for our new products to help us with marketing, sales and distribution, but our ability to negotiate those deals, the time required to close the deals, and the costs to accomplish these acquisitions are unknown.

To understand the potential market for new products, to better understand target customers, and to augment our resources to market and distribute new products, we expect to identify businesses that are already knowledgeable about the marketing, sales and distribution to target customers to accelerate sales of new products. Identifying those companies, negotiating the acquisition and integrating new personnel into the product development team must all happen for PEN’s new products to benefit from these acquisitions. If we cannot identify, or cannot successfully negotiate or finance the acquisition of a product company, our ability to implement our business plan will be delayed either until an acquisition can be identified and consummated, until we can obtain the funding to create and grow our own marketing and distribution, or until a different product opportunity is identified where such an acquisition can be accomplished.

Our acquisition strategy is expected to require additional capital, and our failure to raise capital when needed could prevent it from growing.

To fund acquisitions of product companies, to acquire technology to complete the development of new products, or to pay for sales and marketing of new products, PEN expects that it will be required to raise capital through public or private financings. If financing is not available on acceptable terms, or at all, PEN’s failure to raise capital when needed could harm its business. Moreover, because there will not be earnings from new products for some period of time, financings are expected to be equity financings that will dilute the holders of PEN common stock.

Our executive team has not previously worked together to lead a public company, and any inability of members of the executive team to work together effectively or the loss of any of them could adversely affect its performance.

While the executive officers have significant experience, some do not have any experience working for a public company, and they have not worked together. None of the executives has experience as a manager of a public holding company with several operating subsidiaries. Moreover, our acquisition strategy will also mean that new key players will be expected to join the management team to accomplish the development, marketing, sales and distribution of new products. Our success will depend, in part, on the ability of our executives to work effectively as a team in this new environment. Any inability of our executive team to work together effectively or the loss of any of them, could impair PEN’s ability to execute its strategy.

PEN is disadvantaged by its relatively small size in selling into the optical industry, and its size also limits its ability to introduce its existing products to customers outside the optical industry.

PEN is smaller in size than other companies that sell products into the optical industry. Larger companies may have a broader product line to offer customers and have the resources to put products into more distribution channels than we have the resources to pursue. Our size also means we has fewer resources to hire people to pursue sales and marketing opportunities for products to those and to other customers which inhibits our growth.

Sales to industrial customers that incorporate PEN products into their own product offerings make us dependent on our industrial customer’s commitment and on its success.

Some of our existing products are, and potential new products may also be, sold to industrial customers that incorporate our product into their own products for their customers. This means the success of our product is dependent on the level of support, marketing and customer assistance provided by our industrial customer, and we cannot control timing, marketing or introduction of our products or improved products, the timing or methods used to address customer concerns, and we cannot directly affect marketing or distribution of the products or services that incorporate our products. If our industrial customer has other priorities or is unsuccessful in its marketing or its customer service, the sales of our products and our results of operations will be adversely affected.

Terms of secured debt make PEN vulnerable if operational issues adversely impact its working capital.

Nanofilm redeemed a majority in number of its members in 2012 and took on secured debt in 2013 to pay notes issued to some former members in the redemption. That debt was refinanced in April 2014. PEN must comply with the terms of the debt agreements in order to borrow for its regular working capital needs. Customer decisions to delay shipments, disruption in the supply chain or other operating difficulties that increase the inventory on hand or that delay collection of accounts receivable could mean that the lender will no longer advance funds and PEN could need different terms from its lender or might need to curtail its business.

PEN’s products may infringe the intellectual property rights of others, which may subject it to claims, or prevent or delay its product development efforts and stop it from selling or increase the costs of its products.

Our commercial success depends in part on our ability to operate without infringing the patents and other intellectual property rights of third parties. If claims are made that we are using third party technology without authorization or that any third-party patents cover our products or their use, the holders of any of these patents or other intellectual property may be able to block the sale of our products unless we obtain a license or changes the products so as not to use the third-party’s intellectual property. We could incur significant costs defending against any claim, and, if we is liable, we may not be able to enter into licensing arrangements or redesign the products at a reasonable cost or on reasonable terms.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

PEN relies on trade secrets to protect its proprietary know-how and technology, especially where PEN does not believe patent protection is appropriate or obtainable. Others may independently develop the same or similar technology, or otherwise obtain access to our proprietary technology. We rely in part on confidentiality agreements with our employees and consultants to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information and to develop products that better compete with our products.

Any lawsuits relating to infringement of intellectual property rights necessary to defend PEN or enforce its rights will be costly and time consuming.

Our ability to defend our intellectual property may require litigation to enforce our rights or to defend litigation brought by a third-party. Any of these lawsuits, regardless of their success, could be time consuming and expensive to defend and resolve and may require delay or suspension of commercial sales while they are pending. The cost could cause us to forego litigation or to settle on terms that are disadvantageous. If litigation is undertaken or defended, that attendant cost or delay could have a material, adverse impact on PEN’s results of operations.

We have limited experience in sales and marketing and may be unable to successfully commercialize new products, and it will take time and may be difficult to build brand loyalty.

Our marketing, sales and distribution experience and capabilities are limited. Our ability to achieve success with new products depends on successfully marketing products and attracting customers and building brand loyalty. To successfully perform sales, marketing, distribution and customer support functions we have strengthened our management team and plan to make strategic acquisitions, but if we cannot accomplish that, may be forced to endeavor to accomplish this ourselves. If that occurs, we will face a number of risks, including:

●	The time and cost of creating a sales and marketing team and sales force

●	The time and cost of creating a sales and marketing program for a new product

●	The risk that competitors react to challenge new products that we introduce with increased sales and marketing, promotions and advertising

●	The time and cost to identify and convince customers to purchase a new product

●	The time and cost to create brand awareness and loyalty for new products

Even if we are successful in acquiring a product company with relevant sales, marketing and distribution capability, the expertise will need to be applied to our products, and methods may need to be changed to be successful with our products.

Some of our technology development is in its early stages and the viability of commercial products is uncertain

Some of our applications of our intellectual property, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. We are exploring the use of our technology in several different types of products. We have developed proof of concepts of potential products based on some of our technologies, others are not that far in the process. It is uncertain whether commercially viable products can be developed from a number of our technologies, the size of the potential customer base, and the resources that will be required to develop, test, standardize, manufacture, market, distribute and sell these potential products. Evaluating the potential commercial uses of a product under development is a matter of judgment, and mistakes would reduce the resources available for other potential products and delay commercialization which would adversely affect our results of operations and may require us to seek additional capital that may not be available on acceptable terms, if at all.

Our development partners have certain rights to jointly developed property and to license our technology.

In several cases involving our sensor technologies, we have committed to license our technology to our development partners in designated fields of use upon completion of certain development projects that are in process. Whether we can be the development partner, and the terms of these licenses have not yet been finalized. Our development partners usually also have rights to jointly developed intellectual property; however, any such jointly developed property would likely be based, at least in part, on our underlying technology which would require our partners to enter into a license agreement with us.

Some health effects of nanotechnology are unknown.

There is scientific debate on the health effects of nanomaterials, but some scientists believe that certain nanomaterials may be hazardous to human health or the environment. The science of nanotechnology is engineering at the molecular level to modify or build materials. Many nano-materials are found in nature, others are not naturally occurring. The health effect of new materials is unknown, and can depend on how they are incorporated and bonded to other materials. We carefully evaluate potential health effects of our products on our customers and the effects of handling materials on our employees and those who manufacture for us. We are very mindful of the risks of materials we use and focus on health and safety. However, the ongoing debate about the health effects of nanoparticles and nanotechnology and increasing government regulation for some nano materials may adversely affect market acceptance of our products and adversely affect our financial performance.

Risks Related to Ownership of Our Common Stock

There has been little trading of our common stock, and an active trading market for our common stock may not develop.

Although our Class A common stock is listed on the OTCQB; volume has been small. An active trading market for shares of our common stock may never develop or be sustained. If no trading market develops, securities analysts may not initiate or maintain research coverage of our company, which could further depress the market for our common stock. As a result, investors may not be able to sell their shares of our common stock at the time that they would like to sell. The limited market for our shares may also impair our ability to raise capital by selling additional shares and our ability to acquire other companies or technologies by using our common stock as consideration.

The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.

If an active market for our stock develops and continues, our stock price nevertheless may be volatile. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	fluctuations in our quarterly operating results or the operating results of our competitors;

●	changes in estimates of our financial results or recommendations by securities analysts;

●	variance in our financial performance from the expectations of investors or securities analysts;

●	changes in the estimation of the future size and growth rate of our markets;

●	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	failure of our products to achieve or maintain market acceptance or commercial success;

●	conditions and trends in the markets we serve;

●	changes in general economic, industry and market conditions;

●	success of competitive products and services;

●	changes in market valuations or earnings of our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

●	changes in legislation or regulatory policies, practices, or actions;

●	the commencement or outcome of litigation involving our company, our general industry or both;

●	recruitment or departure of key personnel;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	actual or expected sales of our common stock by our stockholders; and

●	the trading volume of our common stock.

In addition, the stock market in general, the OTCQB and the market for emerging growth companies or nanotechnology companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The liquidity of the trading market for our common stock may be affected in part by the research and reports that equity research analysts publish about us and our business. At present, no analysts follow our stock. If that should change, the price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

PEN does not intend to pay dividends for the foreseeable future.

We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business and we do not anticipate paying cash dividends. As a result, stockholders can expect to receive a return on our Class A common stock only if the market price of the stock increases.

Our Chairman and CEO has control over key decision making as a result of his control of a majority of our voting stock.

Scott Rickert, our Chairman and CEO has the power to vote all the Class B common stock of PEN, representing approximately 46% of the outstanding PEN common stock and approximately 99% of the voting power of our outstanding common stock. As a result, Mr. Rickert has the ability to control the outcome of matters submitted to PEN stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of its assets. Under the terms of the Rickert Family, Limited Partnership, at the time of his death, control will transfer to his wife Jeanne Rickert. As a board member and officer, Mr. Rickert owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Rickert is entitled to vote as the general partner of Rickert Family, Limited Partnership in the interest of the Rickert family, which may not always be in the interests of our stockholders generally.

Certain provisions of our corporate governing documents could make an acquisition of our company more difficult.

Certain provisions of our organizational documents could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation and amended and restated by-laws will:

●	authorize the issuance of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

●	limit the persons who can call special stockholder meetings;

●	permit written action by voting stockholders, permitting Scott Rickert acting alone to accomplish most stockholder actions;

●	establish advance notice requirements to nominate persons for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings;

●	not provide for cumulative voting in the election of directors; and

●	provide for the filling of vacancies on our board of directors by action of a majority of the directors and not by the stockholders.

These and other provisions in our organizational documents could allow our board of directors to affect your rights as a stockholder in a number of ways, including making it more difficult for stockholders to replace members of the board of directors. Because our board of directors is responsible for approving the appointment of members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for shares of our common stock.

Future sales of our common stock may depress our share price.

Sales of substantial shares of our common stock in the public market following a capital raise, or the perception that these sales may occur, could cause the market price of our common stock to decline.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENT

This document contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this prospectus regarding our strategy, future operations, future financial position, future net sales, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual events or results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in greater detail in the section entitled “Risk Factors.”

These forward-looking statements represent our estimates and assumptions only as of the date of this prospectus. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease facilities in three locations. Our headquarters are in leased space in Deerfield Beach, Florida. Our leased space in Austin, Texas is used primarily by our Research and Development segment. Leased office, manufacturing and laboratory space in Valley View, Ohio is used by our Product segment. We are actively working to sublease a portion of our space in Austin. These facilities are adequate for our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock, $0.0001 par value, trades on the OTCQB system under the symbol “PENC”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by that system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low
2013	First Quarter	$0.20	$0.08
	Second Quarter	$0.12	$0.08
	Third Quarter	$0.10	$0.04
	Fourth Quarter	$0.07	$0.02

2014	First Quarter	$0.11	$0.03
	Second Quarter	$0.09	$0.04
	Third Quarter	$0.10	$0.04
	Fourth Quarter	$0.06	$0.04

As of April 6, 2015, the closing sale price for our Class A common stock as reported on the OTCQB system was $0.05. As of that date, there were approximately 332 shareholders of record for our Class A common stock, three holders of record of our Class B common stock and one holder of record of our Class Z common stock. This does not include beneficial owners holding Class A common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 6,500 shareholders.

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

Recent Sales of Unregistered Securities

On November 15, 2014, December 7, 2014 and in February 7, 2015 we issued an aggregate of 1,247,914 shares of Class A common stock upon the automatic conversion in accordance with their terms of the last of our convertible promissory notes issued in 2014.

On December 12, 2014 we also issued 108,695 shares of Class A common stock and 43,478 shares of our Class B common stock to our directors in partial compensation for their service

On January 31, 2015 and February 23, 2015 we issued 2,089,580 shares of our Class A common stock to our former CFO completing the grants required under the Stock Grant Agreement we entered into with him in March, 2014.

The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and 3(a)(9).

Equity Compensation Plan Information

The table below sets out as of December 31, 2014 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and other than the securities to be issued upon the exercise of the outstanding options, warrants an rights, the number of securities remaining available for future issuance under the plan (column (c)).

Not reflected in the chart below are rights in the Stock Appreciation Rights Plan of Nanofilm that was assumed by us in the Combination. The number of rights that will be issued under that Plan will be determined at the time of our first registered offering based on the price of the shares and therefore the number of shares to be issued is not calculable at this time. No further Stock Appreciation Rights are issuable under that Plan. For further information about that Plan see note 16 to our Consolidated Financial Statements.

Plan Category	Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
		(a)	(b)	(c)
Approved by stockholders	Restricted Stock Agreement with Mr. Yaniv (1)	6,800,000	-	-0-
Not approved by stockholders	2002 and 2012 Equity Compensation Plans (2)	4,357,528	$0.50	4,082,407
	Equity Credit Program and Stock Appreciation Rights Plan (3)		-	-0-
	Stock Grant Agreement with Mr. Baker (4)	2,089,580	-	-0-

(1)	The Restricted Stock Agreement with Mr. Yaniv was approved by an advisory vote of the stockholders on August 22, 2014. Under the Restricted Stock Agreement he was awarded 6,800,000 shares of our Class A common stock, subject to forfeiture (the “Forfeiture Restrictions”) which expire upon the first to occur of (i) a change in control of the company, (ii) the death of Mr. Yaniv, or (iii) if more than 180 days after closing the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, 1,000,000 shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25, $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares with respect to which the Forfeiture Restrictions have not expired by the fifth anniversary of the date of award will be forfeited.

(2)	The 2002 Equity Compensation Plan was approved by a wide majority of the shareholders actually casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote actually cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. All options granted under both plans were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in the plan. A total of 5,000,000 options were authorized under the 2012 plan.

(3)	There are 77,700 equity credits outstanding on December 31, 2014 that entitle the holders to receive shares of our Common Stock under certain circumstances, but the number is not determinable at this time. See the description of the Equity Credit Program in note 15 to the Consolidated Financial Statements. No further Equity Credits are issuable under the Program. The Nanofilm Stock Appreciation Rights Plan will, undercertain circumatances, result in the issuance of shares of our common stock, but that number is not determinable at this time. See the description of that Plan in note 16 to the Consolidated Financial Statements.

(4)	In connection with his resignation and separation, the Company entered into a Stock Grant Agreement with Mr. Baker providing for the issuance of up to 3,289,580 additional shares of PEN Class A common stock on three grant dates, the first of which for 1.2 million shares occurred in 2014 and the shares included here that have all been issued in 2015.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. PEN is the result of a business combination (the “Combination”), that closed at the end of August, 2014 (and reported in an 8-K filed on September 2, 2014).

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

Our principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the year ended December 31, 2014 were (i) the Product Segment and (ii) the Research and Development Segment. For the 2013 period, the Company only operated in the Product Segment.

Product segment

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

Our main products are:

●	packaged products for retail sale to consumers for eyeglass and sunglass lens cleaning and conditioning,

●	packaged products for retail sale to consumers for anti-fog and conditioning of masks and goggles,

●	packaged products for sale to the military for safety anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	liquids for sale to industrial customers who resell to those who need porcelain coatings for restaurant dinnerware, and

●	liquids for sale to suppliers to local governments and agencies for coatings for porcelain and other applications in mass transportation.

In addition, we have developed a series of formulations used in the manufacture of precision casting and decorative architectural glass products which provides a barrier to soiling, helping keep decorative art-glass clean longer and making it easier to clean.

Separate from our historical business, we are also focused on creating products enabled by nanotechnology that tackle and solve big, global problems in growing markets. We have three primary areas of new product focus:

1.	Health;
2.	Safety; and
3.	Sustainability.

The first new product is expected to be part of a family of cleaning products that clean and fortify surfaces at the nanoscale-level. This fortifier and protector can clean and protect many surfaces, both natural and man-made. After application, the product continues to fortify and protect, creating a healthy surface

Research and development segment

This segment focuses its efforts on research and development of proof of concepts and prototypes for proposed PEN products and on performing research and development services to government and private entities. We are developing technologies that generally fall under one of three technology platforms. These platforms are:

●	Nanosensor technology;

●	Nanoelectronics; and

●	Submicron particle formulations for health and safety products.

Our research and development efforts are currently focused in these and emerging areas.

RECENT DEVELOPMENTS

On August 27, 2014 (the “Effective Date”), Applied Nanotech Holdings, Inc., a Texas corporation (“Applied Nanotech”), together with its wholly-owned direct subsidiaries, PEN and NanoMerger Sub Inc., a Delaware corporation (“Merger Sub”), completed a combination (the “Combination”) with NanoHolding Inc. (“Nano”). The Combination included three parts: (i) a redomestication of Applied Nanotech from Texas to Delaware by way of Applied Nanotech’s merger into PEN, (ii) a subsequent merger of Nano into Merger Sub, with Merger Sub (n/k/a Nanofilm Holding Inc.) the surviving entity, and (iii) a subsequent exchange of 100% of Carl Zeiss, Inc.’s interest in Nanofilm Ltd., Nano’s wholly-owned subsidiary (“Nanofilm”), for stock in PEN. Nanofilm is a company formed under the laws of the Ohio on June 14, 1995 as a limited liability company.

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

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano. On the Effective Date, the pre-merger shares of Nanoholdings, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

On the Effective Date, the Combination was accounted for as a reverse merger and recapitalization of Nano since the shareholders of Nano and its subsidiary, the legal acquiree, owned 61.6% of the aggregate outstanding common shares of PEN immediately following the completion of the merger, had its current officers assume all corporate and day-to-day management offices of PEN, including chief executive officer and chief financial officer, and board members designated by Nano are a majority of the board after the Combination. Accordingly, Nano was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a reverse merger with Nano as the acquiring company. Accordingly, the assets and liabilities and the historical operations that will be reflected in the PEN consolidated financial statements after the Effective Date are those of Nano and Subsidiary and are recorded at the historical cost basis of Nano. Applied Nanotech’s assets and liabilities are recorded at their fair values as of the effective date and the results of operations of Applied Nanotech are consolidated with results of operations of Nano starting on the Effective Date.

On December 17, 2014, we formed a new wholly-owned subsidiary, PEN Technology LLC, a Florida limited liability company and on December 19, 2014, Nanofilm Holdings Inc. was merged into PEN.

PEN is focused on the development of new products using the strong intellectual property portfolio acquired in the Combination. The Product segment will continue to grow its product sales and develop its product offerings. The Research and Development segment is working on product prototypes for new product offerings and is also continues to perform research and development for a fee from government and private customers. Currently, our research and development segment includes research and development activities of our newly formed subsidiary, Pen Technology, LLC.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2014 and 2013.

Substantially all of our results of operations relate to our Product segment since the results of operations related to our research and development segment are only included in our results of operations for the period from August 27, 2014, (the effective date of the merger) to December 31. 2014.

The acquired research and development segment has a history of net losses and negative cash flow from operations. Since the Combination, we have made efforts to cut costs and have achieved positive or break-even cash flow from operations in that segment by the end of 2014.

Comparison of Results of Operations for the Year Ended December 31, 2014 and 2013

Revenues:

For the years ended December 31, 2014 and 2013, revenues consisted of the following:

	Year Ended December 31,
	2014	2013
Sales:
Product segment	$9,177,568	$9,075,348
Research and development segment	772,909	-
Total segment and consolidated sales	$9,950,477	$9,075,348

For the year ended December 31, 2014, sales from the Product segment increased modestly by $102,220 or 1.1% as compared to the year ended December 31, 2013 and was primarily attributable to several factors. In 2013, we experienced delays in the production of anti-fog cloths which resulted in heavier than normal sales in the second half of 2013 and first half of 2014. Due to the overstocking of the anti-fog cloths at a major customer, we experienced reduced sales in the second half of 2014. In connection with out lens cleaner product, our largest customer decided to change the artwork on their product and they suspended their purchases of the lens cleaner product in November/December 2014 so that they could stock their stores with new artwork product in January 2015.

For the year ended December 31, 2014, sales from our research and development segment amounted to $772,909 and represents sales from August 27, 2014 (the date of Combination) to December 31, 2014.

Cost of revenues.

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment.

For the year ended December 31, 2014, cost of revenues amounted to $5,650,116 as compared to $5,644,017 for the year ended December 31, 2013, an increase of $6,099 or 0.1% and consisted of the following:

	Year Ended December 31,
	2014	2013
Cost of revenues:
Product segment	$5,014,296	$5,644,017
Research and development segment	635,820	-
Total segment and consolidated cost of revenues	$5,650,116	$5,644,017

Gross profit and gross margin.

For the year ended December 31, 2014, gross profit amounted to $4,300,361 as compared to $3,431,331 for the year ended December 31, 2013, an increase of $869,030 or 25.3%. For the years ended December 31, 2014 and 2013, gross margins were 43.2% and 37.8%, respectively.

Gross profit and gross margin by segment is as follows:

	Year Ended December 31,
	2014	%	2013	%
Gross profit:
Product segment *	4,163,272	45.4%	3,431,331	37.8%
Research and development segment *	137,089	17.7%	-	-
Total gross profit	4,300,361	43.2%	3,431,331	37.8%

*	Gross margin % based on respective segments sales.

For the year ended December 31, 2014, the increase in gross margins from the Product segment as compared to the comparable 2013 period was primarily attributable to a change in product mix to products with higher gross margins which included sales of our anti-fog and protective coating products.

Operating expenses:

For the year ended December 31, 2014, operating expenses amounted to $6,590,179 as compared to $3,611,259 for the year ended December 31, 2013, an increase of $2,978,920 or 82.5%. For the years ended December 31, 2014 and 2013, operating expenses consisted of the following:

	Year Ended December 31,
	2014	2013
Selling and marketing expenses	$235,234	$284,236
Salaries, wages and contract labor	2,003,996	1,247,484
Research and development	607,049	878,364
Professional fees	814,518	453,319
General and administrative expenses	996,238	747,856
Impairment loss	1,933,144	-
Total	$6,590,179	$3,611,259

●	For the year ended December 31, 2014, sales and marketing expenses decreased by $49,002 or 17.2% as compared to the year ended December 31, 2013. The decrease was attributable to a decrease in trade show related expense of approximately $22,000, a decrease in advertising expenses of approximately $19,000, and a decrease in commission of expense of approximately $8,000.

●	For the year ended December 31, 2014, salaries, wages and contract services increased by $756,512, or 60.6%, as compared to the year ended December 31, 2013 These increases were primarily attributable to an increase in salaries of approximately $48,000 related to the acquisition of Applied Nanotech, an increase in stock-based compensation of approximately $137,000 and increases in executive, marketing and other administrative salaries and related benefits in our product segment of approximately $570,000 relating to market development activities, the hiring of internal legal counsel and the increase in executive salaries that had been reduced in 2013. We expect that salaries, wages and contract services will increase primarily due to continued emphasis on planned market development programs for the balance of 2015.

●	For the year ended December 31, 2014, research and development costs decreased by $271,315 or 30.9%, as compared to the year ended December 31, 2013. The decrease during the period was attributable to cost cutting measure and a decrease in costs associated with the reformulation of the solution used in the anti-fog cloths and solutions.

●	For the year ended December 31, 2014, professional fees increased by $361,199 or 79.7%, as compared to the year ended December 31, 2013. This increase was attributable to an increase in accounting fees, legal fees, and other professional fees of approximately $126,000 and an increase in costs incurred in 2014 in connection with the Combination of $235,000.

●	For the year ended December 31, 2014, general and administrative expenses increased by $248,382 or 33.2% as compared to the year ended December 31, 2013. The increase was primarily attributable to inclusion of the costs and expenses of the research and development segment since the Effective Date of approximately $86,000 and the amortization of intangible assets acquired in the acquisition of $155,000.

●

In December 2014, we assessed our long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2014 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on our analysis, we recognized an impairment loss of $1,933,144 for the year ended December 31, 2014 which reduced the value of intangible assets acquired to $239,338. We did not record any impairment charge for the year ended December 31, 2013.

Income (loss) from operations.

As a result of the factors described above, for the year ended December 31, 2014, loss from operations amounted to $2,239,818 as compared to a loss from operations of $179,928 for the year ended December 31, 2013, an increase of $2,109,890 or 1,172.6%.

Other income (expense).

Other income (expense) includes interest expense, other income, net and interest income. For the year ended December 31, 2014, total other income amounted to $57,165 as compared to other expenses $38,392, an increase of $95,557 or 248.9%. This increase was attributable to an increase in other income of $44,238 attributable to the acquisition of the Research and Development Segment and a decrease in interest expense of $51,359 attributable to the repayment of outstanding notes payable of approximately $1,900,000 in July 2013 relating to the redemption of membership interests in Nanofilm which occurred in December 2012.

Income taxes

For the year ended December 31, 2014, income tax expense amounted to $84,183 as compared to $0 for the year ended December 31, 2013. Beginning at the end of February 2014, Nano became subject to federal and state corporate income taxes and the expense for the year ended December 31, 2014 represents the period from the end of February 2014 date through the date of the Combination on August 27, 2014.

Net income (loss) and net income (loss) attributable to PEN Inc

As a result of the foregoing, for the year ended December 31, 2014, net loss amounted to $2,316,836 as compared to a net loss of $218,320 for the year ended December 31, 2013, an increase of $2,098,516 or 961.2%.

Our historical results of operations include an allocation of the net loss of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the Combination when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. For the years ended December 31, 2014 and 2013, net (income) loss attributable to former non-controlling interest amounted to $53,418 and $(31,694), respectively.

For the years ended December 31, 2014 and 2013, net loss attributable to PEN Inc. amounted to $2,370,254 or $(0.01) per share (basic and diluted), and $186,626 or $(0.00) per shares (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURSES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $86,636 and $464,735 of cash as of December 31, 2014 and working capital of $1,908,018 and $100,367 of cash as of December 31, 2013.

The following table sets forth a summary of changes in our working capital from December 31, 2013 to December 31, 2014:

			December 31, 2013 to December 31, 2014
	December 31, 2014	December 31, 2013	Change	Percentage Change
Working capital:
Total current assets	$3,293,155	$3,234,068	$59,087	1.8%
Total current liabilities	3,206,519	1,326,050	(1,880,469)	141.8%
Working capital:	$86,636	$1,908,018	$(1,821,382)	(95.5)%

The decrease in working capital was primarily attributable to the assumption of current liabilities of approximately $1,600,000 in connection with the Combination.

Net cash flow provided by operating activities was $547,647 for the year ended December 31, 2014 as compared to net cash used in operating activities of $(214,079) for the year ended December 31, 2013, an increase of $761,726.

●	Net cash flow provided by operating activities for the year ended December 31, 2014 primarily reflected a net loss of $2,316,836 and the add-back of non-cash items consisting of an impairment loss of $1,933,144, depreciation and amortization of $324,433, stock-based compensation expense of $151,400, and other non-cash items of $(83,439), and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable (third party and related party) of $749,284 due to collections in 2014 offset by an increase in inventory of $14,789, a decrease in accounts payable of $77,325, and a decrease in deferred revenue of $117,677.

●	Net cash flow used in operating activities for the year ended December 31, 2013 was primarily attributable to the use of cash to fund the net loss of $218,320 adjusted for non-cash activities such as bad debt recovery of $4,446, a change in inventory obsolescence reserves of $166,605 and depreciation and amortization expense of $200,174 and changes in operating assets and liabilities such as an increase in accounts receivable – related party of $71,154, a decrease in accounts payable of $430,929 and a decrease in accrued expenses of $50,925, offset by a decrease in accounts receivable of $475,420 and a decrease in inventory of $376,083.

We expect our cash used in operating activities to increase due to the following:

●	the development new products,

●	an increase in professional staff and services including increased costs of being a public company and additions to sales personnel.,

●	an increase in legal and other fees incurred in connection with our patents and technologies, and

●	an increase in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities reflects the purchase of property and equipment of $229,825 and $66,109 for the years ended December 31, 2014 and 2013, respectively. The increase was attributable to the purchase of additional packaging equipment in the 2014 period. Additionally, in 2014, we acquired cash of $48,121 in the Combination.

Net cash used in financing activities was $1,575 for the year ended December 31, 2014 as compared to $1,160,026 in the same period in 2013. In both periods, this was the result of repayment of bank debt, net of borrowings.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including research and development and marketing expenses, legal and other fees incurred in connection with our patents and technologies, capital expenditures and reduction of accrued liabilities. These uses will depend on numerous factors including our sales and other revenues, the extent of our research and development activities and our ability to control costs, including the integration of Nano and Applied Nanotech. We have historically financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. We plan to seek additional equity financing in the public market to fund growth of our operations.

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

At December 31, 2014, we had $773,344 in borrowings outstanding under the Revolving Note with $726,656 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

PEN INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Pen Inc.

We have audited the accompanying consolidated balance sheets Pen Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pen Inc. and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 10, 2015

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$464,735	$100,367
Accounts receivable, net	1,032,995	1,524,303
Accounts receivable - related party	38,246	17,224
Inventory	1,557,100	1,484,456
Prepaid expenses and other current assets	200,079	107,718

Total Current Assets	3,293,155	3,234,068

OTHER ASSETS:
Property, plant and equipment, net	850,847	672,704
Intangible assets, net	239,338	-
Other assets	41,841	73,504

Total Other Assets	1,132,026	746,208

TOTAL ASSETS	$4,425,181	$3,980,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank revolving line of credit	$773,344	$199,919
Current portion of bank term loan	-	60,000
Convertible notes payable, net	13,333	-
Accounts payable	1,426,465	721,860
Accrued expenses	964,587	344,271
Deferred revenue	28,790	-

Total Current Liabilities	3,206,519	1,326,050

LONG-TERM LIABILITIES:
Bank term loan, net of current portion	-	515,000
Other long-term liabilities	-	127,914

Total Long-term Liabilities	-	642,914

Total Liabilities	3,206,519	1,968,964

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 1,300,000,000 shares authorized; 234,744,655 and 27,670,187 issued and outstanding at December 31, 2014 and 2013, respectively	23,474	2,767
Class B common stock: $.0001 par value, 400,000,000 shares authorized; 251,017,063 and 250,698,105 issued and outstanding at December 31, 2014 and 2013, respectively	25,102	25,070
Class Z common stock: $.0001 par value, 100,000,000 shares authorized; 47,273,470 and 47,273,470 issued and outstanding at December 31, 2014 and 2013, respectively	4,727	4,727
Additional paid-in capital	4,640,278	3,083,413
Accumulated deficit	(3,474,919)	(1,104,665)

Total Stockholders’ Equity	1,218,662	2,011,312

Total Liabilities and Stockholders’ Equity	$4,425,181	$3,980,276

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

REVENUES:
Products (including related party sales of $198,858 and $209,170 for the year ended December 31, 2014 and 2013, respectively)	$9,177,568	$9,075,348
Research and development services	772,909	-

Total Revenues	9,950,477	9,075,348

COST OF REVENUES:
Products	5,014,296	5,644,017
Research and development services	635,820	-

Total Cost of Revenues	5,650,116	5,644,017

GROSS PROFIT	4,300,361	3,431,331

OPERATING EXPENSES:
Selling and marketing expenses	235,234	284,236
Salaries, wages and contract labor	2,003,996	1,247,484
Research and development	607,049	878,364
Professional fees	814,518	453,319
General and administrative expenses	996,238	747,856
Impairment loss	1,933,144	-

Total Operating Expenses	6,590,179	3,611,259

LOSS FROM OPERATIONS	(2,289,818)	(179,928)

OTHER INCOME (EXPENSES):
Interest income	-	40
Interest expenses	(28,967)	(80,326)
Other income, net	86,132	41,894

Total Other Income/(Expense)	57,165	(38,392)

Loss before income taxes	(2,232,653)	(218,320)

Income tax benefit (expense)	(84,183)	-

NET LOSS	(2,316,836)	(218,320)

Net (income) loss attributable to former non-controlling interest	(53,418)	31,694

NET LOSS ATTRIBUTABLE TO PEN, INC.	$(2,370,254)	$(186,626)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	396,641,386	325,641,762
Diluted	396,641,386	325,641,762

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	278,368,292	$27,837	-	$-	47,273,470	$4,727	$3,115,107	$(918,039)	$2,229,632

Conversion of shares	(250,698,105)	(25,070)	250,698,105	25,070	-	-	-	-	-

Net loss	-	-	-	-	-		(31,694)	(186,626)	(218,320)

Balance, December 31, 2013	27,670,187	$2,767	250,698,105	$25,070	47,273,470	$4,727	$3,083,413	$(1,104,665)	$2,011,312

Shares deemed issued in reverse merger	203,363,059	20,336	-	-	-	-	1,214,946	-	1,235,282

Common stock issued for services	1,392,305	139	76,922	8	-	-	96,173	-	96,320

Common stock issued from conversion of convertible debt and interest	2,319,104	232	242,036	24	-	-	137,248	-	137,504

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	55,080	-	55,080

Net loss	-	-	-	-	-		53,418	(2,370,254)	(2,316,836)

Balance, December 31, 2014	234,744,655	$23,474	251,017,063	$25,102	47,273,470	$4,727	$4,640,278	$(3,474,919)	$1,218,662

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,316,836)	$(218,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in inventory obsolescence reserve	(57,855)	166,605
Bad debt expense	-	4,446
Impairment loss	1,933,144	-
Depreciation and amortization expense	324,433	200,174
Amortization of deferred lease incentives	(12,830)	(12,830)
Change in value of stock appreciation righta	(12,853)	(6,678)
Change in value of equity credits	99	(12,477)
Stock-based compensation	151,400	-
Change in operating assets and liabilities:
Accounts receivable	770,306	(475,420)
Accounts receivable related party	(21,022)	71,154
Inventory	(14,789)	(376,083)
Prepaid expenses and other assets	(8,697)	(36,504)
Accounts payable	(77,325)	430,929
Accrued expenses	8,149	50,925
Income taxes payable	-	-
Deferred revenue	(117,677)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	547,647	(214,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	48,121	-
Purchases of property and equipment	(229,825)	(66,109)

NET CASH USED IN INVESTING ACTIVITIES	(181,704)	(66,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from equity credits employee receivable	-	3,381
Equity credits repurchased	-	(3,242)
Proceeds from bank line of credit	7,153,129	725,000
Repayment of bank lines of credit	(6,579,704)	(525,081)
Proceeds from bank loan	-	600,000
Repayment of bank loans	(575,000)	(25,000)
Repayment of notes payable related to member redemptions	-	(1,935,084)

NET CASH USED IN FINANCING ACTIVITIES	(1,575)	(1,160,026)

NET INCREASE (DECREASE) IN CASH	364,368	(1,440,214)

CASH, beginning of year	100,367	1,540,581

CASH, end of year	$464,735	$100,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$28,967	$80,326
Income taxes	$84,183	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of equity credits forfeited at original purchase price, in exchange for cancellation of receivables	$18,313	$-
Common stock issued for convertible notes and accrued interest	$137,504	$-

Liabilities assumed in share exchange	$1,589,070	$-
Less: assets acquired in share exchange	496,693	-
Net liabilities assumed	1,092,377	-
Fair value of shares exchanged	1,235,282	-
Increase in intangible assets	$2,327,659	$-

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

PEN Inc. (“we”, “us”, “our”, “PEN” or the “Company”), a Delaware company, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology and performs nanotechnology research and development focused on generating revenues through performing research services.

Through our wholly-owned subsidiary, Nanofilm, Ltd., we develop, manufacture and sell products based on technology which permits the fabrication of oriented, ultra-thin films of organic or polymeric crystals, and also produces a line of personal lens cleaners and accessories. These products are marketed internationally primarily to customers in the eyeglass industry.

Through our wholly-owned subsidiary, Applied Nanotech, Inc., we primarily conduct research and development services for governmental and private customers.

On August 27, 2014 (the “Effective Date”), Applied Nanotech Holdings, Inc., a Texas corporation (“Applied Nanotech”), together with its wholly-owned direct subsidiaries, PEN and NanoMerger Sub Inc., a Delaware corporation (“Merger Sub”), completed a combination (the “Combination”) with NanoHolding Inc. (“Nano”). The Combination included three parts: (i) a redomestication of Applied Nanotech from Texas to Delaware by way of Applied Nanotech’s merger into PEN, (ii) a subsequent merger of Nano into Merger Sub, with Merger Sub (n/k/a Nanofilm Holdings Inc.) the surviving entity, and (iii) a subsequent exchange of 100% of Carl Zeiss, Inc.’s interest in Nanofilm Ltd., Nano’s wholly-owned subsidiary (“Nanofilm”), for stock in PEN. Nanofilm is a company formed under the laws of the Ohio on June 14, 1995 as a limited liability company.

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

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano (See Note 3). On the Effective Date, the pre-merger shares of Nano were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

On December 17, 2014, the Company formed a new wholly-owned subsidiary, PEN Technology LLC, a Florida limited liability company and on December 19, 2014, Nanofilm Holdings Inc. was merged into PEN.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., EZ Diagnostix, Inc. (inactive), PEN Technology LLC, and Nanofilm, Ltd. On December 19, 2014, EZ Diagnostix was merged into Applied Nanotech, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company's historical results of operations include an allocation of the net income (loss) of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the merger when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

As a result of the exchange, the non-controlling interest is reflected retroactively for all periods presented in additional paid-in capital of the Company including $53,418 and $(31,694) for the year ended December 31, 2014 and 2013, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2014 and 2013 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company accounts for three instruments at fair value using level 3 valuation.

Description	Level 1	Level 2	Level 3
December 31, 2014:
Intangible assets	-	-	$239,338
Stock Appreciation Rights Plan A	-	-	$46,146
Equity Credits Issued	-	-	$25,178

December 31, 2013
Stock Appreciation Rights Plan A	-	-	$58,999
Equity Credits Issued	-	-	$25,079

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

A rollforward of the level 3 valuation of these two financial instruments is as follows:

	Intangible Assets	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2012	$-	65,677	$59,111
Equity credits forfeited	-	-	(18,313)
Equity credits repurchased	-	-	(3,242)
Change in fair value included in net loss	-	(6,678)	(12,477)
Balance at December 31, 2013	-	58,999	25,079
Intangible assets acquired	2,327,659	-	-
Amortization of intangible assets	(155,177)	-	-
Change in fair value included in net loss	(1,933,144)	(12,853)	99
Balance at December 31, 2014	$239,338	46,146	$25,178

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets, consisting of patents, patent pending technologies and other technologies being amortized on a straight-line method over the estimated useful life of 5 years.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Types of revenue:

●	Net product sales by our subsidiary Nanofilm.

●	Reimbursements under agreements to perform research and development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform research contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks and thermal management materials.

Revenue Recognition Criteria

●	Net product sales by our subsidiary Nanofilm, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from research and development government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there is substantive acceptance terms then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned.

●	Revenue from research and development non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there is substantive acceptance terms then revenue will not be recognized until acceptance occurs.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech's primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of conductive inks, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its research.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the years ended December 31, 2014 and 2013, the Company recorded approximately $123,868 and $140,833, respectively, as a reduction of sales related to these costs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the years ended December 31, 2014 and 2013, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $195,444 and $239,755, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. For the years ended December 31, 2014 and 2013, research and development costs incurred in the development of the Company’s products were $607,049 and $878,364, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2014 and 2013, advertising costs charged to operations were $93,257 and $134,144, respectively and are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2014 and 2013, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2014.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Income (loss) per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2014, 6,800,000 contingently common shares issuable based on certain market conditions (see Note 11) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2014	December 31, 2013
Total stock options	4,357,528	-

 Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights. (See Notes 13, 15 and 16).

Net loss per share for each class of common stock is as follows:

Net loss per common shares outstanding:	Year ended December 31, 2014	Year ended December 31, 2013
Class A common stock	$(0.02)	$0.00
Class B common stock	$(0.01)	$0.00
Class Z common stock	$(0.05)	$0.00

Weighted average shares outstanding:
Class A common stock	98,615,228	102,536,196
Class B common stock	250,752,688	175,832,096
Class Z common stock	47,273,470	47,273,470
Total weighted average shares outstanding	396,641,386	325,641,762

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications are primarily within operating expenses to reflect research and development as a separate line item.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of personal lens cleaners and accessories and ultra-thin films of organic or polymeric crystals (the “Product Segment”) and (ii) the performance of nanotechnology research and development services for government and private entities and any related sales of related products.

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

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano using the acquisition method in accordance with ASC 805-10 and related subsections since the shareholders of Nano and its subsidiary, the legal acquiree, owned 61.6% of the aggregate outstanding common shares of PEN immediately following the completion of the merger, had its current officers assume all corporate and day-to-day management of PEN including chief executive officer and chief financial officer, and board members of Nano control a majority of the board after the Combination. Accordingly, Nano was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a reverse merger with Nano as the acquiring company.

Accordingly, the assets and liabilities and the historical operations that are reflected in the PEN consolidated financial statements after the Effective Date are those of Nano and Subsidiary and are recorded at the historical cost basis of Nano. Applied Nanotech’s assets and liabilities were recorded at their fair values as of the effective date and the results of operations of Applied Nanotech are consolidated with results of operations of Nano starting on the Effective Date.

To determine the fair value of the consideration given to acquire Applied Nanotech, the accounting acquiree, the Company analyzed the fair value of Nano, the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by Nano for its interest in Applied Nanotech was based on the number of equity interests that Nano issued to give the owners of Applied Nanotech the same percentage equity interest in the combined entity that resulted from the reverse merger. The Company used the fair value of Nano since it was determined to be a better indicator of the fair value of the consideration given to acquire Applied Nanotech.

In connection with the acquisition, the fair value of equity consideration given to acquire Applied Nanotech was $1,235,282 and is reflected as 203,363,059 Class A common shares deemed issued to the pre-merger shareholders of Applied Nanotech and replacement options to purchase 5,525,825 Class A common shares of PEN. The purchase price exceeded the fair value of net liabilities acquired by $2,327,659. The Company allocated the $2,327,659 excess to intangible assets consisting and patents, patents pending and other technologies, which will be amortized over a 60-month period. The results of operations of Applied Nanotech are included in the consolidated results of operations of the Company from the Effective Date of August 27, 2014 to December 31, 2014. For the period from the Effective Date to December 31, 2014, revenues and net income included in the consolidated statement of operations from Applied Nano amounted to $772,909 and $48,529, respectively.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 3 – ACQUISITION (continued)

In connection with the Combination, for the year ended December 31, 2014, the Company incurred acquisition related costs of $235,000 which, pursuant to ASC 805, are expensed and included in professional fees on the accompanying consolidated statement of operations.

In connection with the merger, the Company entered into an at will employment agreement with the former CEO of Applied Nanotech, The Company determined that the consideration under this employment agreement did not qualify as additional purchase consideration.

The fair value of the assets acquired and liabilities assumed from Applied Nanotech are as follows:

At August 27, 2014
Assets acquired:
Cash	$48,121
Accounts receivable	278,997
Prepaid expenses	34,383
Property and equipment	117,574
Intangible assets	2,327,659
Other	17,618
Total assets	2,824,352
Liabilities assumed:
Accounts payable	781,930
Convertible notes payable, net	146,667
Accrued expenses and other current liabilities	565,245
Deferred revenue	95,228
Total liabilities	1,589,070
Purchase price	$1,235,282

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Applied Nanotech had occurred as of the beginning of the following periods:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Revenues	$11,879,532	$12,993,710
Net Loss	$(2,685,794)	$(3,359,208)
Net Loss per Share	$(0.01)	$(0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2014 and 2013, accounts receivable consisted of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$1,040,826	$1,550,875
Less: Allowance for doubtful accounts	(7,831)	(16,017)
Less: Allowance for sales discount	-	(10,555)
Accounts receivable, net	$1,032,995	$1,524,303

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – INVENTORY

At December 31, 2014 and 2013, inventory consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials	$953,566	$1,055,667
Finished goods	813,353	696,461
	1,766,919	1,752,128
Less: reserve for obsolete inventory	(209,819)	(267,672)
Inventory, net	$1,557,100	$1,484,456

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment consisted of the following:

	Useful Life	2014	2013
Machinery and equipment	5 - 10 Years	$3,510,398	$3,387,141
Furniture and office equipment	3-7 Years	994,684	918,368
Leasehold improvements	7 - 15 Years	287,162	287,162
Construction in progress	-	201,027	53,200
		4,993,271	4,645,871
Less: accumulated depreciation		(4,142,424)	(3,973,167)
Property and equipment, net		$850,847	$672,704

For the years ended December 31, 2014 and 2013, depreciation and amortization expense amounted to $169,256 and $200,174, respectively, of which $119,566 and $84,603, respectively, is included in cost of sales and the remainder is included in operating expenses.

NOTE 7 – INTANGIBLE ASSETS

In connection with the acquisition (See Note 3), the fair value of equity consideration given to acquire Applied Nanotech exceeded the fair value of net liabilities acquired by $2,327,659. The Company allocated the $2,327,659 excess to intangible assets consisting and patents, patents pending and other technologies, which was to be amortized over a 60-month period.

In December 2014, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2014 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on the Company’s analysis, the Company recognized an impairment loss of $1,933,144 for the year ended December 31, 2014 which reduced the value of intangible assets acquired to $239,338. The Company did not record any impairment charge for the year ended December 31, 2013.

For the years ended December 31, 2014 and 2013, amortization expense related to these intangibles amounted to $155,177 and $0, respectively.

At December 31, 2014 and 2013, intangible assets consisted of the following:

	Useful Life	2014	2013
Patents, patents pending and other technologies	4.7 Years	$239,338	$-
Less: accumulated amortization		-	-
Intangible assets, net		$239,338	$-

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 7 – INTANGIBLE ASSETS (continued)

For the years ended December 31, 2014 and 2013, amortization expense amounted to $155,177 and $0, respectively.

Amortization of intangible assets attributable to future periods is as follows:

Years ending December 31:
2015	$51,287
2016	51,287
2017	51,287
2018	51,287
2019	34,190
$239,338

NOTE 8 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

In April 2014, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that (i) if Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. Nanofilm used $988,000 of proceeds of the Revolving Note to pay off its indebtedness to Fifth Third Bank.

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, Nanofilm shall not a) merge or consolidate with any other company, except for the Combination and shall not suffer a change of control; b) make an capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

At December 31, 2014, the Company had $773,344 in borrowings outstanding under the Revolving Note with $726,656 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since these convertible notes had fixed conversion percentages of 75% of the stock price, the Company determined it had a fixed monetary amounts that can be settled for the debt. Accordingly, on the respective note date, the Company accrued a put premium amount aggregating $16,666 since these convertible notes are convertible for the conversion premium. Upon conversion, the Company reclassified $13,333 of the conversion premium to additional paid-in capital, which is included on the “common stock issued for conversion of convertible debt and interest” line item on the consolidated statement of stockholders’ equity.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

From October 26, 2014 to December 7, 2014, the Company issued 1,086,420 shares of Class A common stock upon the automatic conversion in accordance with their terms of $40,000 of aggregate principal amount of these convertible promissory notes and accrued interest of $1,614. The notes converted based on 75% of the average closing price of the Company’s common shares for the 20 day trading period ending on the last trading day prior to the conversion. At December 31, 2014, principal amount due under these convertible notes amounted to $10,000.

At December 31, 2014 and 2013, aggregate convertible notes payable consisted of the following:

	December 31, 2014	December 31, 2013
Convertible notes payable	$10,000	$-
Put premium	3,333	-
Total	$13,333	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

Sales to related party

During the year ended December 31, 2014 and 2013, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. These transactions were conducted during the normal course of the Company’s business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $198,858 and $209,170 for the year ended December 31, 2014 and 2013, respectively. Accounts receivable from the related party totaled $38,246 and $17,224 at December 31, 2014 and 2013, respectively.

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

Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since these convertible notes had fixed conversion percentages of 75% of the stock price, the Company determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, the Company accrued a put premium amount aggregating $20,001 since these convertible notes are convertible for the conversion premium. Upon conversion, the Company reclassified $20,001 of the conversion premium to additional paid-in capital.

From October 26, 2014 to November 17, 2014, the Company issued 1,232,684 shares of Class A common stock and 242,036 shares of Class B common stock upon the automatic conversion in accordance with their terms of $60,000 of aggregate principal amount of related party convertible promissory notes, and accrued interest of $2,556. The notes converted based on 75% of the average closing price of the Company’s common shares for the 20 day trading period ending on the last trading day prior to the conversion date. At December 31, 2014, principal amount due under these convertible notes amounted to $0.

Other

A board member is a principal in an investment advisory firm which the Company paid approximately $232,872 in fees and expenses during the year ended December 31, 2014.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11 - STOCKHOLDERS’ EQUITY

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

Preferred Stock

Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11 - STOCKHOLDERS’ EQUITY (continued)

Class Z Common Stock (continued)

Other Rights. The Class Z common stock has anti-dilutive rights that, subject to limited exceptions, permit holders of Class Z common stock to purchase additional shares or equity rights issued by PEN (on the same terms as made available to third parties by PEN) to maintain their economic ownership percentage. The holders of Class Z common stock are also entitled to receive a copy of any notice sent to the holders of Class A common stock or Class B common stock, as and when the notice is sent to such holders. There were no equity issuances through December 31, 2014 that triggered anti-dilutive purchase rights.

Issuances of Common Stock

On April 19, 2013, the Nanofilm Operating Agreement was amended to allow for Class B units which are now reflected as Class B common stock in the accompanying consolidated financial statements. In connection with this amendment, 250,698,105 Class A common shares beneficially owned by the Company’s chief executive officer were converted to Class B common shares.

On the Effective Date, the pre-merger shares of NanoHolding, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

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

Common stock issued for services

On September 1, 2014, the Company issued 1,200,000 shares of Class A common stock to the former chief financial officer of Applied Nanotech pursuant to a Stock Grant Agreement dated in February 2014. These shares were valued on the measurement date of September 1, 2014 at $0.0686 per share based on the quoted trading price of the stock for a total value of $82,320. For the year ended December 31, 2014, in connection with the issuance of these shares, the Company recorded stock-based compensation of $82,320.

On September 24, 2014, the Company issued 83,610 shares of Class A common stock and 33,444 shares of Class B common stock to directors for services rendered. These shares are valued were valued on the date of grant of September 24 2014 at $0.0598 per share based on the quoted price of the stock for a total value of $7,000. Additionally, on December 10, 2014, the Company issued 108,695 shares of Class A common stock and 43,478 shares of Class B common stock to directors for services rendered. These shares are valued were valued on the date of grant of December 10, 2014 at $0.046 per share based on the quoted trading price for a total value of $7,000. For the year ended December 31, 2014, in connection with the issuance of these shares, the Company recorded stock- based compensation of $14,000.

Common stock issued for convertible debt and interest

From October 26, 2014 to December 7, 2014, the Company issued 1,086,420 shares of Class A common stock upon the automatic conversion in accordance with their terms of $40,000 of aggregate principal amount of convertible promissory notes and accrued interest of $1,614 (See Note 9).

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11 - STOCKHOLDERS’ EQUITY (continued)

Common stock issued for convertible debt and interest (continued)

From October 26, 2014 to November 17, 2014, the Company issued 1,232,684 shares of Class A common stock and 242,036 shares of Class B common stock upon the automatic conversion in accordance with their terms of $60,000 of aggregate principal amount of related party convertible promissory notes, and accrued interest of $2,556 (See Note 10).

Stock Options

Stock options outstanding are to purchase Class A common stock, Stock option activities for the years ended December 31, 2014 and 2013 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2013	-	$-	-	$-
Stock options assumed in acquisition	5,525,825	0.60	-	-
Exercised	-	-	-	-
Forfeited	(1,168,297)	(0.98)	-	-
Balance Outstanding December 31, 2014	4,357,528	$0.50	4.06	$-

Exercisable, December 31, 2014	4,357,528	$0.50	4.06	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 6,800,000 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, one million of the shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25 and $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $0.0729 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation. For the year ended December 31, 2014, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $55,080.

In connection with a Stock Grant Agreement with the former chief financial officer of Applied Nanotech dated in March 2014, the Company shall issue 889,580 shares on January 31, 2015 and 1,200,000 shares of Class A common stock on or around February 27, 2015. These shares were valued on the date of grant of February 18, 2014 at $0.059 per share based on the quoted trading price for a total value of $123,285. In connection with these shares, during the year ended December 31, 2014, the Company recorded compensation expense of $123,285 and included $123,285 in accrued expenses on the accompanying consolidated balance sheet. In January and February 2015, shares issuable pursuant to the Stock Grant Agreement were issued (See Note 18).

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 12 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

For the period from January 2014 to February 28, 2014 and for the year ended December 31, 2013, the Company operated as a limited liability company and passed all income and loss to each member based on their proportionate interest in the Company. Accordingly, no provision for federal and state income taxes has been made in these consolidated financial statements for these periods. Had the Company been subject to income taxes during the period from January 2014 to February 28, 2014 and for the year ended December 31, 2013, the pro forma effect of income taxes on the Company’s net income (loss) based of the Company’s statutory income tax rate of 34% was not material.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
	2014	2013
Income tax benefit at U.S. statutory rate of 34%	$(759,000)	$(74,229)
Forfeiture of stock options	184,000	-
Non-deductible expenses	615,000	-
Loss allocated to prior LLC members	-	74,229
Income tax incurred on LLC profits prior to acquisition	84,183	-
Change in valuation allowance	(40,000)	-
Total provision for income tax	$84,183	$-

The Company’s approximate net deferred tax assets as of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Deferred Tax Assets:
Net operating loss carryforward	$2,407,000	$-
Stock-based compensation	392,000	-
Allowance for inventory obsolescence	72,000	-
Accrued compensation	106,000	-
Other	61,000	-
Total deferred tax assets	3,038,000	-
Less: deferred tax liability: intangible assets	(81,000)	-
Net deferred tax assets before valuation allowance	2,957,000	-
Valuation allowance	(2,957,000)	-
Net deferred tax asset	$-	$-

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 12 – INCOME TAXES (continued)

The estimated net operating loss carryforward was approximately $7,084,000 at December 31, 2014 which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the years ended December 31, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $40,000 from the date of Combination (August 27, 2014) to December 31, 2014. The potential tax benefit arising from tax loss carryforwards will expire in 2034.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to special tax rules which may limit their usage under the Separate Return Limitation Year (“SRLY”) rules. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2012, 2013 and 2014 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 – COMMITMENTS AND CONTINCENGIES

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company has the right to renew certain facility leases for an additional five years. Rent expense for operating leases was $426,488 and $375,330 for the years ended December 31, 2014 and 2013, respectively, including $12,830 of amortization for deferred lease incentives for the years ended December 31, 2014 and 2013. Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are as follows:

Years ending December 31,
2015	$587,465
2016	584,638
2017	469,347
2018	192,400
2019	32,200
Total minimum non-cancelable operating lease payments	$1,866,050

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 15).

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 16).

NOTE 14 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2014 and 2013. The Company has not experienced any losses in such accounts through December 31, 2014.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 14 – CONCENTRATIONS (continued)

Customer concentrations

Customer concentrations for the years ended December 31, 2014 and 2013 are as follows:

	Revenues
	For the Years ended December 31,
	2014	2013
Customer A	24%	31%
Customer B	16%	14%
Customer C	10%	12%
Total	50%	57%

	Accounts Receivable
	As of December 31,	As of December 31,
	2014	2013
Customer A	31%	35%
Customer B	3%	32%
Customer C	10%	8%
Total	44%	75%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the year ended December 31, 2014 and 2013, total sales in the United States represent 89% and 85% of total sales, respectively. No other geographical area accounting for more than 10% of total sales during the years ended December 310, 2014 and 2013.

Vendor concentrations

For the year ended December 31, 2014, the Company purchased approximately 49% of its inventory from four suppliers (24%, 9%, 8% and 8%, respectively). For the year ended December 31, 2013, the Company purchased 14% of its inventory from one supplier.

NOTE 15 – EQUITY CREDITS

During 1997, Nanofilm established The Equity Credit Incentive Program. This program enables select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nanofilm’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis.

The maximum number of credits available for issuance is 385,000. During the year ended December 31, 2014, no equity credits were forfeited and no units were redeemed. In 2013, 65,000 equity credits were forfeited and 17,450 units were redeemed. As of December 31, 2014, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit and, as of December 31, 2013, 77,700 equity credits were issued and outstanding with an approximate value of $0.3228 per credit. A long-term employee receivable of $0 and $35,880 is included in other assets at December 31, 2014 and 2013, respectively. The receivable relates to the purchases of 44,250 and 99,000 equity credits in 2009 and 2008, respectively, whereby participants are guaranteed no less than their purchase price of $0.3206 and $0.2817 per credit, respectively, a portion of which were forfeited during 2012 and 2011. In August 2014, the remaining $13,705 receivable was collected from the employees. At December 31, 2014 and 2013, $25,178 and $25,079 respectively, was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding for both years.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 15 – EQUITY CREDITS (continued)

For the year ended December 31, 2014 and 2013, a gain (loss) from the change in value of the equity credits was $(99) and $6,678, respectively, and is included in operating expenses on the accompanying consolidated statements of operations. Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

NOTE 16 – STOCK APPRECIATION PLAN

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at December 31, 2014 and 2013. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined).. Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The August 2014 Combination does not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $46,146 and $58,999, at December 31, 2014 and 2013, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability

NOTE 17 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the year ended December 31, 2014 were i) the Product Segment and ii) the Research and Development Segment. For the 2013 periods, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2014 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 17 – SEGMENT REPORTING (continued)

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
Revenues:
Product segment	$9,177,568	$9,075,348
Research and development segment	772,909	-
Total segment and consolidated revenues	9,950,477	9,075,348
Gross profit:
Product segment	4,163,272	3,431,331
Research and development segment	137,089	-
Total segment and consolidated gross profit	4,300,361	3,431,331

Income (loss) from operations
Product segment	$509,888	$(179,928)
Research and development segment	(69,157)	-
Total segment income (loss)	440,731	(179,928)
Unallocated costs	(797,405)	-
Total consolidated loss from operations	$(356,674)	$(179,928)

Depreciation and amortization:
Product segment	$151,438	$200,174
Research and development segment	17,818	-
Total segment depreciation and amortization	169,256	200,174
Unallocated depreciation	155,177	-
Total consolidated depreciation and amortization	324,433	200,174

Capital additions:
Product segment	$229,385	$66,109
Research and development segment	440	-
Total segment capital additions	229,825	66,109
Unallocated capital additions	-	-
Total consolidated capital additions	$229,825	$66,109

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 17 – SEGMENT REPORTING (continued)

	December 31, 2014	December 31, 2013
Segment tangible assets:
Product segment	$750,651	$672,704
Research and development segment	100,196	-
Total consolidated tangible assets	$850,847	$672,704

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

NOTE 18 - SUBSEQUENT EVENTS

In connection with a Stock Grant Agreement with the former chief financial officer of Applied Nanotech dated in March 2014, in January and February 2015, the Company issued an aggregate of 2,089,580 shares of Class A common stock in satisfaction of amounts due pursuant to the Stock Grant Agreement (see Note 11).

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days.

On February 7, 2015, the Company issued 208,681 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of convertible promissory notes, and accrued interest of $393. Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital.

On March 4, 2015, the Company entered into a, 18-month placement agency agreement with INTL FCStone Securities Inc. (“INTL”) to assist the Company in exploring a capital raise. Under the terms of the engagement, the Company will pay them $50,000 within 6 weeks of the date we entered the agreement. Their fee if a transaction closes is a minimum of $250,000 (inclusive of the $50,000 of which $30,000 was already paid). If the Company is paid money in connection with a transaction that fails to close, the Company will owe INTL 30% of that payment (net of any expenses the Company incurs).

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names of our directors and executive officers, their ages, positions they hold and the time they have served us. The narrative below sets out their principal occupations at present and for at least the past five years.

Name	Age	Position(s)	Serving Since
Ronald J. Berman	58	Director	May 1996
Douglas Q. Holmes	57	Director	August 2014
Jeanne M. Rickert	61	Director and, Chief Legal Officer	August 2014
Scott E. Rickert	61	Chairman of the Board of Directors and, Chief Executive Officer	August 2014
Robert Ronstadt	73	Director	January 2003
James Sharp	59	Director	August 2014
Adam Wasserman	50	Chief Financial Officer	January 2015
Howard Westerman	62	Director	May 2007

Except for the one director designated by the holders of Class Z common stock (currently Mr. Sharp), our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. The director designated by the Class Z common stock holders may only be removed (with or without cause) by the Class Z common stock holders. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Ronald J. Berman was in the private practice of law from 1980-1987. Mr. Berman co-founded Rock Financial (now Quicken Loans) in 1985 and was a member of its Board of Directors. Mr. Berman cofounded BEG Enterprises and served as its President from 1989 to 1998. Mr. Berman is currently President of R.J. Berman Enterprises, Ltd., a real estate investment company, and practicing law as a sole practitioner. Mr. Berman is a licensed attorney in both Michigan and Florida. Mr. Berman filed for personal bankruptcy in 2011.

With his experience in legal matters and founding businesses, Mr. Berman provides our board with professional and strategic expertise as well as the benefit of his significant knowledge of business operations.

Douglas Q. Holmes is an investment banker and member of Holmes Hollister & Co. Mr. Holmes has been an investment banker since 1978. He has been an investment banker in New York and Chicago for Lazard Freres & Co., The First Boston Corporation and Kidder, Peabody & Co. before starting two private investment banks, Carleton McCreary Holmes & Co., which was merged with Key Corp., and subsequently, Holmes Hollister & Co. Mr. Holmes has been a founding partner of a private equity firm, Full Circle Investments, and a mezzanine fund, Key Mezzanine Partners, and has been a principal and board member in several companies as a financial investor. Mr. Holmes has a wide range of merger and acquisition experience, advising both domestic and international corporations on both buying and selling companies, structuring joint ventures, providing fairness opinions and starting new businesses. His corporate finance experience includes public equity and debt offerings, structuring new asset based securities with complex tax structures and privately placing all forms of capital. Industry experience includes automotive/truck, specialty materials, consumer, healthcare, and natural resources. Mr. Holmes received a B.A. from Kenyon College and an M.B.A. from Tuck at Dartmouth College.

With his experience in corporate finance and mergers and acquisitions, Mr. Holmes brings broad corporate finance experience, knowledge of financing options and alternatives as well as providing significant knowledge of a wide range of mergers and acquisitions.

Jeanne M. Rickert has served as our General Counsel and a Director since August 2014 and as the General Counsel of Nanofilm since January, 2014. Before that she was a lawyer with the Cleveland office of the international law firm of Jones Day, as a partner of the firm for 25 years and as Of Counsel in 2013. Her practice focused on mergers and acquisitions, joint ventures and general corporate and commercial matters. Her undergraduate degree is from Cornell University and her law degree from Case Western Reserve University. She is married to Scott Rickert.

With her prior experience in the practice of law and as our General Counsel, Ms. Rickert provides our board with legal expertise as well as the benefit of her significant knowledge of mergers and acquisitions.

Scott E. Rickert has served as Chairman of our Board of Directors, Chief Executive Officer and President since August 2014. He has been the Chief Executive Officer of Nanofilm since2002, after serving Nanofilm as President from its founding in 1985. Prior to starting Nanofilm, Mr. Rickert was a tenured professor of Macromolecular Science at Case Western Reserve University. He has a B.S. in Chemical Engineering from Cornell University and an M.S. and Ph.D. from Case Western Reserve University. He did post-doctoral work at the University of Pennsylvania. He is married to Jeanne Rickert.

Combining his technical background and expertise with his prior experience in developing, commercializing and marketing enhanced-performance products enabled by nanotechnology, Mr. Rickert provides our board with technical and operational expertise as well providing guidance to the companies based on his significant knowledge of all aspects of the production and sale of nanotechnology enhanced-performance products.

Robert Ronstadt is the co-owner of “The Journal of Print World”, a newspaper devoted to works of fine art on paper. As an author, he has written a number of books and articles over the last six years on the high cost of higher education. He holds a doctorate in international business and the management of technology. Prior to retiring in 2006, Mr. Ronstadt was Vice President of Technology Commercialization for Boston University and Director of Boston University’s Technology Commercialization Institute. For seven years, he was CEO and Chairman of Lord Publishing, Inc., a small privately held software and book publishing company, which he cofounded. He’s also held senior academic and administrative positions at the University of Texas in Austin where he was Director of IC Institute and the J. Marion West Chair of Constructive Capitalism; at Pepperdine University where he was professor of entrepreneurship; and at Babson College in Wellesley Massachusetts where he was a tenured associate professor and recipient of the Leavey Award for Excellence in Private Enterprise Education.

With his prior experience in international business and the management of technology, Mr. Ronstadt provides our board with business expertise as well as the benefit of his significant knowledge of technology development.

James Sharp is President and CEO of Zeiss and he is also President of Carl Zeiss Microscopy. Mr. Sharp began his career 40 years ago as a Zeiss service technician with an undergraduate degree in electrical engineering. Mr. Sharp has served Zeiss in North America as well as in Germany, supervising operations in both light and electron microscopy. Over the years he has held a number of regional and national managerial positions, becoming President of the Microscope Division in 1991. After spending four years at Carl Zeiss Jena GmbH in Germany as Senior Vice President and General Manager of the Microscopy Business Unit, Mr. Sharp returned to the U.S. as head of Carl Zeiss MicroImaging. Prior to the Combination he was a board member of Nanofilm, and he is a trustee of the Marine Biological Laboratories. He also serves on the board of several Carl Zeiss companies.

With his prior experience in the management and operation of Carl Zeiss Microscopy in North America, Mr. Sharp provides our board with management and operational expertise as well as the benefit of his significant knowledge of the operation of a technology company.

Adam Wasserman has served as our Chief Financial Officer since January, 2015. He was elected our Chief Accounting Officer in September 2014. Mr. Wasserman has been a majority shareholder and chief executive officer of CFO Oncall, Inc. since 1999. CFO Oncall provides chief financial officer services to a number of companies. Through CFO Oncall, Mr. Wasserman has served as the chief financial officer of a number of private and publicly held companies including: Cleantech Solutions International, Inc. since December 2012, Oriental Dragon Corp. since June 2010, and Wally World Media, Inc. since November 2012. Mr. Wasserman also served as chief financial officer for Yew Bio-Pharm Group, Inc. (YEWB) from September 2011 to November 2013, Gold Horse International, Inc. (GHII) from July 2007 to September 2011, Transax International Limited from May 2005 to December 2011, and other companies, all under the terms of consulting agreements with CFO Oncall. Mr. Wasserman served as a member of the Board of Directors of CD International, Inc., a public company, from January 2010 to December 2011 and a member of the Board of Directors and audit committee chairman of Bohai Pharmaceuticals Group, Inc. from July 2010 to February 2012. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants. , Mr. Wasserman holds a Bachelor of Science Degree in Accounting from the State University of New York at Albany.

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

As a former executive of an operating company, Mr. Westerman brings operations experience to our board, as well as financial acumen and the perspective of an investor.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014 with the exception of Messrs. Berman, Ronstadt and Westerman who were late in filing one Form 4 reporting shares of Class A common stock issued in August 2014 in payment of accrued director fees and the special merger fee. Each of the required Form 4’s was filed with the SEC on September 24, 2014.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers and other employees. A copy of the Code of Ethics will be sent, free of charge, to any person who sends a written request for a copy to Jeanne Rickert, Secretary, PEN Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Chief Executive Officer also serves as the Chairman of our board of directors and we have not designated any of our independent directors as a “lead director.” Our board of directors believes that by combining the role of Chairman with the Chief Executive Officer, the Company will unify under one vision and be able to better focus its limited resources. Because of his background, our Chairman brings to the Board and to the task a perspective that combines the operational experience of a member of management with the oversight focus of a member of the Board.

Risk is inherent within every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. Taking its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, our directors meet regularly with management to discuss strategy and risks we face.

Board Committees and Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. Our board has determined that Messrs. Berman, Ronstadt and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the voting control exercised by Mr. Rickert by virtue of his ownership or control over the Class B common stock. We will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues relating to the Chairman and CEO. Except for the one director designated by the holders of Class Z common stock, candidates for director nominees are reviewed in the context of the current composition of the Board and the particular operating and strategic challenges that we face in the next few years. In conducting this assessment, we consider skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), We will seek out individuals with relevant experience to provide strategic guidance and to advise management as we operate our business and introduce new products.

Stockholder Nominations

We have new bylaws as part of the Combination that made some changes with respect to stockholders’ rights to nominate candidates for service as a director on our board. To make a nomination, a stockholder must hold at least $2,000 in value of shares entitled to vote in the election of directors. As before, notice must be given not less than 60 or more than 90 days before the meeting. If less than 75-days notice is given of the date of the meeting, the stockholder’s notice is due not more than 10 days after notice of the meeting is given or after public disclosure of the date of the meeting, whichever is first. The new bylaws added additional information that must be provided in the notice about a proposed candidate: the class and number of shares of stock held of record, owned beneficially and represented by proxy by such shareholder or any person directly or indirectly controlling, controlled by, under common control with or acting in concert with such shareholder (which we refer to as a “shareholder associated person”), and by each person to be nominated such information to be as of the record date for the meeting and as of the date of such notice; a description of all contracts, arrangements, understandings or relationships between (a) the shareholder making the nomination and any shareholder associated person that relate to the nomination, (b) the shareholder making the nomination and the proposed nominee and (c) the shareholder making the nomination, the proposed nominee or any shareholder associated person and any other person or persons that relate to the nomination.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014. Compensation information is shown for the fiscal years ended December 31, 2014 and, if the individual was employed with us in 2013, for 2013.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2014 and fiscal 2013. The value of stock awards represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2014 and fiscal 2013 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 11 to our audited financial statements for the fiscal year ended December 31, 2014. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

For stock awards, these shares were valued on the measurement date based on the quoted trading price of the stock on such date. Due the 2014 and 2014, we did not grant any stock options.

Name & Principal Position	Year	Salary		Stock Awards		All Other Compensation		Total
Scott E. Rickert, Chief Executive (1)	2014	$210,000		$2,000		$2,000	(2)	$214,000
Zvi Yaniv,	2014	$152,137	(4)	$495,720	(5)			$647,857
Vice President of Strategic Innovation (3)	2013	$325,000	(6)	-0-		$12,000	(7)	$337,000
Bruce Vereecken, Chief Financial Officer (8)	2014	$200,000		-0-		-0-		$200,000
Doug Baker,	2014	$53,782	(10)	$157,320	(11)	$48,244	(12)	$259,346
Consultant (9)	2013	$231,250	(13)			$12,000	(14)	$243,250

(1)	Scott. Rickert was appointed as our Chairman of the Board of Directors and Chief Executive Officer on August 22, 2014. Prior to that time he served as CEO of Nanofilm and NanoHolding.

(2)	All directors are compensated for service on our Board. The compensation paid to Mr. Rickert in 2014 for Board service is reflected in the prior column and in this column.

(3)	Mr. Yaniv was the Chief Operating Officer and President of our predecessor, Applied Nanotech Holdings, Inc. until August 22, 2014 when he assumed his new role as Vice President of Strategic Innovation.

(4)	$125,970 was paid to Mr. Yaniv in cash and $ 26,167 was deferred. The deferred portion was extinguished as part of the new employment arrangements with Mr. Yaniv.

(5)	The stock award was part of new employment arrangements with Mr. Yaniv that terminated his previous employment agreement and included a release of claims through the Effective Date. Under the Restricted Stock Agreement he was awarded 6,800,000 shares of our Class A common stock, subject to forfeiture (the “Forfeiture Restrictions”) which expire upon the first to occur of (i) a change in control of the company, (ii) the death of Mr. Yaniv, or (iii) if more than 180 days after closing the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, 1,000,000 shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25, $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares with respect to which the Forfeiture Restrictions have not expired by the fifth anniversary of the date of award will be forfeited. The shares have been valued based on the closing price of our Class A common stock on the Effective Date.

(6)	During 2013, our executive officers voluntarily deferred a significant portion of their salaries at the request of the Company to help preserve cash, since the Company did not have sufficient cash flow to pay the amounts due. Mr. Yaniv deferred $128,819. The deferred portion was extinguished as part of the new employment arrangements with Mr. Yaniv

(7)	This reflects an automobile allowance for Mr. Yaniv.

(8)	Mr. Vereecken was appointed as our Chief Financial Officer on August 22, 2014. Prior to that he served as CFO of Nanofilm and NanoHolding.

(9)	Mr. Baker served as the CFO of our predecessor until March 15, 2014. He continued with us in a consulting role on an as needed basis until March 15, 2015.

(10)	During the period he was employed with us in 2014, Mr. Baker deferred $4,166 in salary. That amount was forgone as part of his separation package.

(11)	In connection with his resignation and separation, the Company issued to Mr. Baker its promissory note for $75,000 that was paid, in accordance with its terms, by delivery of 1,500,000 shares Class A common stock upon the closing of the Combination. At the time of Mr. Baker’s resignation, the Company also entered into a Stock Grant Agreement with Mr. Baker providing for the issuance of up to 3,289,580 additional shares of PEN Class A common stock on three grant dates, the first of which for 1.2 million shares occurred in 2014

(12)	Consulting fees paid to Mr. Baker in 2014.

(13)	Mr. Baker was one of the executive officers who deferred a portion of his salary. In 2013 that deferral was $42,934. The deferred portion was extinguished as part of Mr. Baker’s separation package.

(14)	This reflects an automobile allowance for Mr. Baker.

Neither Mr. Rickert nor Mr. Vereecken has an employment agreement. Mr. Vereecken retired as Chief Financial Officer effective as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2014:

Outstanding Equity Awards at year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights hat have not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)9	(j)
Douglas P. Baker	112,500			$1.19	12/03/2017
	117,600			$0.33	03/08/2020
	200,000			$0.33	03/08/2020
	181,000			$0.44	01/28/2021
	12,500			$0.34	02/02/2022
	12,500			$0.23	04/30/2022
						2,089,580	(3)	$96,748
Scott E Rickert									(4)	$(4)
Bruce V. Vereecken									(4)	$(4)
Zvi Yaniv	180,000			$1.19	12/03/2017	6,800,000	(5)	$314,840
	150,600			$0.33	03/08/2020
	200,000			$0.33	03/08/2020
	12,500			$0.34	02/02/2022
	12,500			$0.23	04/30/2022

(1)	Value determined based on the closing market price of our Class A common stock on December 31, 2014.

(2)	Reflects the number of shares of common stock issuable upon conversion of equity credits previously awarded and paid in full under the Equity Credit Incentive Program of our subsidiary, Nanofilm.

(3)	Shares remaining for grant as of December 31, 2014 under the Stock Grant Agreement.

(4)	Mr. Rickert holds 8,250 equity credits and Mr. Vereecken 30,200 equity credits under the Nanofilm Equity Credit Program. Those equity credits can convert into PEN common stock but the number of shares is not determinable at this time. See note 15 to our Consolidated Financial Statements.

(5)	The shares are subject to forfeiture (the “Forfeiture Restrictions”) which expire upon the first to occur of (i) a change in control of the company, (ii) the death of Mr. Yaniv, or (iii) if more than 180 days after closing the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, 1,000,000 shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25, $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares with respect to which the Forfeiture Restrictions have not expired by the fifth anniversary of the date of award will be forfeited. The shares have been valued based on the closing price of our Class A common stock on the Effective Date.

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2014. Amounts paid to Scott Rickert, who was appointed to the board on August 27, 2014 are shown in the summary Compensation Table for named executive officers. Douglas Baker served on our board until his resignation on March 10, 2014, but was not paid for his service as a director. Mr. Yaniv also served on the board until his resignation on August 27, 2014, but he was not paid for service as a director.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Ronald Berman(2)	$6,165	$131,474	-0-	-0-	$137,639
Douglas Q. Holmes(*)	$2,000	$2,000	-0-	(3)	$4,000
David Li(**)(2)	$1,666	$39,949	-0-	-0-	$41,615
Jeanne M. Rickert(*)	$2,000	$2,000	-0-	(4)	$4,000
Paul F. Rocheleau(**)(2)	$4,165	$86,111	-0-	-0-	$90,276
Robert Ronstadt(2)	$19,320	$226,377	-0-	-0-	$246,697
James Sharp(*)(5)	$2,000	$2,000	-0-	-0-	$4,000
Howard Westerman(2)	$6,165	$67,411	-0-	-0-	$73,576

(*) Appointed to the board on August 27, 2014

(**) Resigned from the board on August 27, 2014.

(1)	No option awards were made in 2014 or the prior year. Mr. Berman holds options for 312,965 shares, Mr. Ronstadt options for 322,500 shares, and Mr. Westerman holds options for 202,500 shares.

(2)	The stock awards to Messrs. Berman, Li, Rocheleau, Ronstadt and Westerman were a combination of accrued but unpaid director fees and, for each of them other than Mr. Li, a fee for service on a special committee formed in connection with the Combination. Each of Messrs. Berman, Ronstadt and Westerman also received $2,000 of shares for service as a director of PEN after the Combination. The breakdown was as follows:

Name	Accrued Fees	Special Fee
Ronald Berman	$36,744	$92,700
David Li	$39,949	-0-
Paul F. Rocheleau	$29,411	$56,700
Robert Ronstadt	$56,077	$168,300
Howard Westerman	$29,411	$36,000

(3)	Mr. Holmes is a principal of Holmes Hollister Co. We paid Holmes Hollister aggregate fees and expenses in 2014 of $232,872.

(4)	Ms. Rickert served as our General Counsel starting on August 27, 2014, and prior to that was the General Counsel of Nanofilm and NanoHolding. She earned a salary in 2014 of $75,000.

(5)	Mr. Sharp is the Zeiss designee to our Board. His fees are paid to Carl Zeiss, Inc.

Since the Combination, all directors have been compensated with a fee of $2,000 per meeting. The fee is payable one-half in cash, and one half in shares of our Class A common stock, except that the Rickerts receive shares of Class B common stock instead of Class A shares.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

See table and related explanations under item 5 above regarding Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information with respect to (1) each person who is known to us to be the beneficial owner of more than five percent of our Class A common stock, (2) each person who is known to us to be the beneficial owner of more than five percent of our Class B common stock, (3) each person who is known to us to be the beneficial owner of more than five percent of our Class Z common stock.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Class B common stock	Scott E. Rickert PEN Inc. 431 Fairway Drive, suite 200 Deerfield Beach, FL 33041	250,857,584(1)	99%

Class Z common stock	Carl Zeiss, Inc. One Zeiss Drive Thornwood, NY 10594	47,273,470	100%

(1)	As the sole general partner of Rickert Family, Limited partnership, Mr. Rickert has voting and investment power over the 250,698,105 shares held by the partnership. Mr. Rickert disclaims beneficial ownership of 166,964,938 shares for which he does not have a pecuniary interest.

Set forth in the table below is information as of April 3, 2015 with respect to the beneficial ownership of Class A, Class B and Class Z common stock by our directors, and Named Executive Officers. Messrs. Baker and Yaniv no longer serve as executive officers, but are included here because each of them was an executive officer for a portion of the last fiscal year.

Name of Beneficial Owner	Title of Class of common stock	Amount and Nature of Beneficial Ownership(1)	Percent of Class absent conversion of Class B and Class Z common stock	Percent of Class A assuming conversion of all Class B &Class Z common stock
Douglas Baker	Class A	4,193,680	2%	(5)
Ronald J Berman	Class A	3,639,541	1%	(5)
Douglas Q. Holmes	Class A	38,461	(5)	(5)
Jeanne M. Rickert (2)	Class B	83,725,514	33%	15%
Scott E. Rickert (3)	Class B	250,857,584	100%	46%
Robert Ronstadt	Class A	5,546,347	2%	1%
James Sharp (4)	Class Z	47,273,470	100%
	Class A	38,461	(5)	9%
Adam Wasserman		-0-	-0-	-0-
Howard Westerman	Class A	2,507,523	1%	(5)
Zvi Yaniv	Class A	8,399,100	4%	2%
All directors and officers as a group (6)	Class A	8,627,345	4%	57%
	Class B	251,017,063	100%
	Class Z	42,273,470	100%

(1)	Includes options held by the following individuals that are presently exercisable:

Mr Baker	636,100
Mr. Berman	312,965
Mr. Ronstadt	322,500
Mr. Westerman	202,500
Mr. Yaniv	555,600

(2)	Shares reported include 159,479 owned directly, and 83,566,035 beneficially owned through Rickert Family, Limited Partnership. The shares owned by Rickert Family, Limited Partnership are also included in the shares owned by Mr. Rickert by virtue of his voting and dispositive power of those shares.

(3)	Shares reported include 159,479 owned directly, and 250,698,105 over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of 166,964,938 shares held by Rickert Family, Limited Partnership for which he does not have a pecuniary interest.

(4)	All the shares of both Class A common stock and Class Z common stock are owned by Carl Zeiss, Inc., of which Mr. Sharp is a Director and serves as President and Chief Executive Officer. Mr. Sharp disclaims beneficial ownership of any shares owned by Carl Zeiss, Inc.

(5)	Ownership represents less than 1%.

(6)	Does not include shares held by Messrs. Baker and Yaniv as they are no longer serve as directors or as executive officers.

Item 13. Certain relationships and Related Transaction, and Director Independence.

Our director, Mr. Holmes is a principal in Holmes Hollister & Co., an investment banking firm that we paid fees and expenses in an aggregate amount of $232,872 in 2014. In addition, we paid Mr. Holmes and his firm fees and expenses in 2013 aggregating $103,834.

Mr. Sharp, one of our directors, is the President and Chief Executive Officer of Carl Zeiss, Inc., and Carl Ziess, Inc. owns greater than 5% of our Class Z common stock. During the year ended December 31, 2014 and 2013, we sold products to a related company. These transactions were conducted in the normal course of our business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $198,858 and $209,170 for the year ended December 31, 2014 and 2013, respectively. Accounts receivable from the related party totaled $38,246 and $17,224 at December 31, 2014 and 2013, respectively.

In addition, certain of our officers and directors purchased on the same terms as unrelated third-parties some of convertible notes issued by Applied Nanotech Holdings prior to the Combination that have subsequently been converted, in accordance with their terms, into our common stock. From October 26, 2014 to November 17, 2014, the Company issued 1,232,684 shares of Class A common stock and 242,036 shares of Class B common stock upon conversion of these notes in an aggregate principal amount of $60,000, and accrued interest through the conversion of $2,556.

Our board has determined that Messrs. Berman, Ronstadt and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

Corporate governance.

See discussion under item 10 above.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Salberg & Co., P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$77,200	$30,100
Audit Related Fees	$8,300	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Exchange, dated as of March 10, 2014, by and among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc, and Carl Zeiss, Inc. (the Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
2.2	First Amendment to Agreement and Plan of Merger and Exchange dated May 28, 2014 among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc., and Carl Zeiss, Inc. (Incorporated herein by reference to Exhibit 2.2 of the Company’s Form 8-K filed with the SEC on May 30, 2014).
2.3	Second Amendment to Agreement and Plan of Merger and Exchange dated July 2, 2014 among Applied Nanotech Holdings, Inc., PEN INC., NanoMerger Sub Inc., NanoHolding Inc., and Carl Zeiss, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on July 7, 2014).
3.1	Amended and Restated Certificate of Incorporation of PEN Inc. (Incorporated herein by reference to Annex C, Exhibit B-1 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).
3.2	Bylaws of PEN Inc. (Incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).
10.1	Voting and Conversion Agreement, dated March 10, 2014 among the Company, Doug Baker, Ronald Berman, Paul Rocheleau, Robert Ronstadt, Howard Westerman, and Zvi Yaniv. (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.2+	Separation and Release Agreement, dated March 10, 2014, between Douglas P. Baker and the Company. (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014)
10.3+	Consulting Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.5+	Stock Grant Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.6+	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.7	Form of Lock-Up Agreement (Incorporated herein by reference to Exhibit 10.1, of the Company’s Form 8-K filed with the SEC on September 2, 2014).
10.8+	Termination of Employment Agreement and Mutual Releases by and between PEN Inc. and its subsidiaries and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex A of the Company’s Form 8-K filed with the SEC on March 11, 2014).
10.9+	Restricted Stock Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex B of the Company’s Form 8-K filed with the SEC on March 11, 2014).
10.10+	Piggyback Registration Rights Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex C of the Company’s Form 8-K filed with the SEC on March 11, 2014).
10.7+	Letter Agreement, dated March 10, 2014, between the Company and Dr. Zvi Yaniv together with its Annexes, the Termination of Employment Agreement and Mutual Releases, Restricted Stock Agreement, and PiggyBack Registration Rights Agreement (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).
10.8	Revolving Credit and Loan Rider (to Loan and Security Agreement effective as of April 4, 2014) between Mackinac Commercial Credit, LLC and Nanofilm, Ltd. (Incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).
10.9	Revolving Credit Note dated April 4, 2014 to Mackinac Commercial Credit, LLC from Nanofilm, Ltd. (Incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).
10.10	Loan and Security Agreement effective as of April 4, 2014 by and between Nanofilm lts. And Mackinac Commercial Credit, LLC (Incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).
10.11+*	Letter Agreement, dated September 23, 2014, between the Company and CFO Oncall, Inc.
10.12*	Promissory Note, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association.
10.13*	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association.
10.14	Amended and Restated 2002 Equity Compensation Plan. (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).
10.15	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).
10.16*	Nanofilm Ltd. Equity Credit Incentive Program
10.17*	Nanofilm Stock Appreciation Rights Plan
14.1*	Code of Ethics
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEN Inc.
(Registrant)

By:	/s/ Jeanne M. Rickert
Jeanne M. Rickert
Secretary
Date: April 10, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeanne M. Rickert as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report, which amendments may make such changes in the annual report as the attorney-in-fact deems appropriate and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Rickert	Chairman & Chief Executive Officer	April 10, 2015
Scott E Rickert	(principal executive officer)

/s/ Adam Wasserman	Chief Financial Officer	April 10, 2015
Adam Wasserman	(principal financial and accounting officer)

/s/ Ronald Berman	Director	April 10, 2015
Ronald Berman

/s/ Douglas Q. Holmes	Director	April 10, 2015
Douglas Q. Holmes

/s/ Jeanne Rickert	Director	April 10, 2015
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	April 10, 2015
Scott E. Rickert

/s/ Robert Ronstadt	Director	April 10, 2015
Robert Ronstadt

Director
James Sharp

/s/ Howard Westerman	Director	April 10, 2015
Howard Westerman

