Form 10-Q
period 2015-03-31
PEN INC.
filed 2015-05-12
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

(844) 736-6266
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

As of May 4, 2015, the registrant had 243,962,531 shares of Class A common stock, par value $.0001 per share, 251,064,939 shares of Class B common stock, par value $.0001 per share, and 42,273,470 shares of Class Z common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$173,733	$464,735
Accounts receivable, net	1,295,092	1,032,995
Accounts receivable - related party	11,045	38,246
Inventory	1,372,683	1,557,100
Prepaid expenses and other current assets	246,976	200,079

Total Current Assets	3,099,529	3,293,155

OTHER ASSETS:
Property, plant and equipment, net	830,417	850,847
Intangible assets, net	226,516	239,338
Other assets	40,090	41,841

Total Other Assets	1,097,023	1,132,026

TOTAL ASSETS	$4,196,552	$4,425,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank revolving line of credit	$627,282	$773,344
Current portion of note payable	27,543	-
Convertible notes payable, net	-	13,333
Accounts payable	1,343,246	1,426,465
Accrued expenses	819,123	964,587
Deferred revenue	30,053	28,790

Total Current Liabilities	2,847,247	3,206,519

LONG-TERM LIABILITIES:
Note payable, net of current portion	137,715	-

Total Long-term Liabilities	137,715	-

Total Liabilities	2,984,962	3,206,519

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 1,300,000,000 shares authorized; 237,042,916 and 234,744,655 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	23,704	23,474
Class B common stock: $.0001 par value, 400,000,000 shares authorized; 251,017,063 and 251,017,063 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	25,102	25,102
Class Z common stock: $.0001 par value, 100,000,000 shares authorized; 47,273,470 and 47,273,470 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4,727	4,727
Additional paid-in capital	4,818,368	4,640,278
Accumulated deficit	(3,660,311)	(3,474,919)

Total Stockholders’ Equity	1,211,590	1,218,662

Total Liabilities and Stockholders’ Equity	$4,196,552	$4,425,181

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
REVENUES:
Products (including related party sales of $44,827 and $82,685 for the three months ended March 31, 2015 and 2014, respectively)	$2,437,314	$2,771,411
Research and development services	630,427	-

Total Revenues	3,067,741	2,771,411

COST OF REVENUES:
Products	1,406,719	1,450,141
Research and development services	508,384	-

Total Cost of Revenues	1,915,103	1,450,141

GROSS PROFIT	1,152,638	1,321,270

OPERATING EXPENSES:
Selling and marketing expenses	82,209	73,517
Salaries, wages and contract labor	587,830	433,352
Research and development	195,202	150,735
Professional fees	180,552	171,472
General and administrative expenses	266,395	166,505

Total Operating Expenses	1,312,188	995,581

(LOSS) INCOME FROM OPERATIONS	(159,550)	325,689

OTHER INCOME (EXPENSES):
Interest income	-	-
Interest expenses	(27,729)	(7,333)
Other income, net	6,831	13

Total Other Income/(Expense)	(20,898)	(7,320)

(Loss) Income before income taxes	(180,448)	318,369

Income tax benefit (expense)	(4,944)	(47,608)

NET (LOSS) INCOME	(185,392)	270,761

Net income attributable to former non-controlling interest	-	(39,306)

NET (LOSS) INCOME ATTRIBUTABLE TO PEN INC.	$(185,392)	$231,455

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	534,216,610	325,641,762
Diluted	534,216,610	325,641,762

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(185,392)	$270,761
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in inventory obsolescence reserve	(6,650)	63,729
Bad debt expense	-	-
Depreciation and amortization expense	63,563	42,183
Amortization of deferred lease incentives	(3,208)	(3,208)
Change in value of stock appreciation rights	-	-
Change in value of equity credits	-	-
Stock-based compensation	41,310	-
Change in operating assets and liabilities:
Accounts receivable	(262,097)	(103,507)
Accounts receivable related party	27,201	(18,293)
Inventory	191,067	33,474
Prepaid expenses and other assets	(45,146)	(24,126)
Accounts payable	(83,219)	(377,222)
Accrued expenses	(18,579)	10,918
Income taxes payable	-	47,608
Deferred revenue	1,263	-

NET CASH USED IN OPERATING ACTIVITIES	(279,887)	(57,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	-
Purchases of property and equipment	(30,311)	(2,514)

NET CASH USED IN INVESTING ACTIVITIES	(30,311)	(2,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank line of credit	2,067,500	200,000
Repayment of bank lines of credit	(2,213,562)	-
Proceeds from bank loan	165,258	-
Repayment of bank loans	-	(10,000)

NET CASH USED IN FINANCING ACTIVITIES	19,196	190,000

NET (DECREASE) INCREASE IN CASH	(291,002)	129,803

CASH, beginning of year	464,735	100,367

CASH, end of period	$173,733	$230,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$27,655	$4,798
Income taxes	$4,944	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$13,725	$-
Common stock issued for accrued expenses	$123,285	$-

See accompanying notes to unaudited condensed consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

The Company’s historical results of operations include an allocation of the net income of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the merger when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation (continued)

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2015.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2015 and 2014 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At March 31, 2015			At December 31, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 2
Intangible assets	-	-	$226,516	-	-	$239,338
Stock Appreciation Rights Plan A	-	-	$46,146	-	-	$46,146
Equity Credits Issued	-	-	$25,178	-	-	$25,178

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Intangible Assets	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2014	$239,338	$46,146	$25,178
Amortization of intangible assets	(12,822)	-	-
Change in fair value included in net loss	-	-	-
Balance at March 31, 2015	$226,516	$46,146	$25,178

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2015 and 2014.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of Revenue:

●	Net product sales by our subsidiary Nanofilm.

●	Reimbursements under agreements to perform research and development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform research contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks and thermal management materials.

Revenue Recognition Criteria:

●	Net product sales by our subsidiary Nano, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from research and development government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there is substantive acceptance terms then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned.

●	Revenue from research and development non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there is substantive acceptance terms then revenue will not be recognized until acceptance occurs.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of conductive inks, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its research.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended March 31, 2015 and 2014, the Company recorded approximately $55,468 and $30,498, respectively, as a reduction of sales related to these costs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended March 31, 2015 and 2014, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $51,638 and $52,985, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. For the three months ended March 31, 2015 and 2014, research and development costs incurred in the development of the Company’s products were $195,202 and $150,735, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2015 and 2014, advertising costs charged to operations were $17,550 and $38,331, respectively and are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2015 and December 31, 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2015.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2015 and December 31, 2014, 6,800,000 contingently common shares issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2015	December 31, 2014
Total stock options	4,297,931	4,357,528

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 10, 11 and 13).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Class A common stock	$(0.00)	$0.00
Class B common stock	$(0.00)	$0.00
Class Z common stock	$(0.00)	$0.00

Weighted average shares outstanding:
Class A common stock	234,744,655	27,670,187
Class B common stock	251,017,063	250,698,105
Class Z common stock	47,273,470	47,273,470
Total weighted average shares outstanding	534,216,610	325,641,762

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano using the acquisition method in accordance with ASC 805-10 and related subsections since the shareholders of Nano and its subsidiary, the legal acquiree, owned 61.6% of the aggregate outstanding common shares of PEN immediately following the completion of the merger, had its current officers assume all corporate and day-to-day management offices of PEN, including chief executive officer and chief financial officer, and board members of Nano control a majority of the board after the Combination. Accordingly, Nano was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a reverse merger with Nano as the acquiring company. Accordingly, the assets and liabilities and the historical operations that will be reflected in the PEN consolidated financial statements after the Effective Date are those of Nano and Subsidiary and are recorded at the historical cost basis of Nano. Applied Nanotech’s assets and liabilities are recorded at their fair values as of the effective date and the results of operations of Applied Nanotech are consolidated with results of operations of Nano starting on the Effective Date.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Applied Nanotech had occurred as of the beginning of the following period:

Three Months Ended March 31, 2014
Net Revenues	$3,653,843
Net Loss	$(170,719)
Net Loss per Share	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

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

At March 31, 2015, the Company had $627,282 in borrowings outstanding under the Revolving Note with $872,718 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

In May 2015, the Revolving Note was amended (See Note 14).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 5 – NOTE PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. The Company may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2015, the principal amount due under the Equipment Note amounted to $165,258.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 7, 2015, the Company issued 208,681 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of convertible promissory notes, and accrued interest of $392 (see note 8) Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital.

At March 31, 2015 and December 31, 2014, aggregate convertible notes payable consisted of the following:

	March 31, 2015	December 31, 2014
Convertible notes payable	$-	$10,000
Put premium	-	3,333
Total	$-	$13,333

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three months ended March 31, 2015 and 2014, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. These transactions were conducted during the normal course of the Company’s business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $44,827 and $82,685 for the three months ended March 31, 2015 and 2014, respectively. Accounts receivable from the related party totaled $11,045 and $38,246 at March 31, 2015 and December 31, 2014, respectively.

Other

A board member is a principal in an investment advisory firm which the Company paid approximately $36,000 and $67,000 in fees and expenses during the three months ended March 31, 2015 and 2014.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

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

Voting Rights. Holders of PEN Class B common stock are entitled to 100 votes per share in the election of directors and other matters submitted to a vote of the stockholders.

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

Issuances of Common Stock

Common stock issued In connection with a Stock Grant Agreement

In connection with a Stock Grant Agreement with the former chief financial officer of Applied Nanotech dated in March 2014, the Company issued 889,580 shares on January 31, 2015 and 1,200,000 shares of Class A common stock in February 2015 for an aggregate of 2,089,580 shares of Class A common stock in satisfaction of amounts due of $123,285 pursuant to the Stock Grant Agreement. These shares were valued on the date of grant at $0.059 per share based on the quoted trading price for a total value of $123,285. In connection with these shares, during the year ended December 31, 2014, the Company recorded compensation expense of $123,285 and at December 31, 2014, included $123,285 in accrued expenses on the accompanying consolidated balance sheet.

Common stock issued for convertible debt and interest

On February 7, 2015, the Company issued 208,681 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of convertible promissory notes, and accrued interest on that note of $392. Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital (see note 6).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (continued)

Stock Options

Stock options outstanding are to purchase Class A common stock, Stock option activities for the three months ended March 31, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2014	4,357,528	$0.50	-	$-
Exercised	-	-	-	-
Forfeited	(59,597)	(0.88)	-	-
Balance Outstanding March 31, 2015	4,297,931	$0.49	4.91	$-

Exercisable, March 31, 2015	4,297,931	$0.49	4.91	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 6,800,000 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, one million of the shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25 and $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $0.0729 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation. For the three months ended March 31, 2015, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310.

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2015 and December 31, 2014. The Company has not experienced any losses in such accounts through March 31, 2015.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 9 – CONCENTRATIONS (continued)

Customer concentrations

Customer concentrations for the three months ended March 31, 2015 and 2014 are as follows:

	Sales
	For the three months ended March 31,
	2015	2014
Customer A	33%	20%
Customer B	0%	29%
Customer C	8%	14%
Total	41%	63%

	Accounts Receivable
	As of March 31,	As of December 31,
	2015	2014
Customer A	22%	31%
Customer C	12%	10%
Total	34%	41%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the three months ended March 31, 2015 and 2014, total sales in the United States represent 70% and 89% of total sales, respectively. No other geographical area accounting for more than 10% of total sales during the three months ended March 31, 2015 and 2014.

Vendor concentrations

For the three months ended March 31, 2015, the Company purchased 44% of its inventory from two suppliers (29% and 15%, respectively). For the three months ended March 31, 2014, the Company purchased 38% of its inventory from two suppliers (26% and 12%, respectively).

NOTE 10 – EQUITY CREDITS

During 1997, Nanofilm established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nanofilm’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis.

The maximum number of credits available for issuance is 385,000. During the three months ended March 31, 2015, no equity credits were forfeited and no units were redeemed. As of March 31, 2015, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit and, as of December 31, 2014, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit. At March 31, 2015 and December 31, 2014, $25,178 and $25,178 respectively, was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding at each period end.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at March 31, 2015 and December 31, 2014. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined).. Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The August 2014 Combination does not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $46,146 and $46,146, at March 31, 2015 and December 31, 2014, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability

NOTE 12 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2014 were i) the Product Segment and ii) the Research and Development Segment. For the 2014 period, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 12 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Revenues:
Product segment	$2,437,314	$2,771,411
Research and development segment	630,427	-
Total segment and consolidated revenues	3,067,741	2,771,411

Gross profit:
Product segment	1,030,595	1,321,270
Research and development segment	122,043	-
Total segment and consolidated gross profit	1,152,638	1,321,270

Income (loss) from operations
Product segment	$258,268	$325,689
Research and development segment	(65,965)	-
Total segment income (loss)	192,303	325,689
Unallocated costs	(351,853)	-
Total consolidated (loss) income from operations	$(159,550)	$325,689

Depreciation and amortization:
Product segment	$37,857	$42,183
Research and development segment	12,884	-
Total segment depreciation and amortization	50,741	42,183
Unallocated depreciation	12,822	-
Total consolidated depreciation and amortization	63,563	42,183

Capital additions:
Product segment	$30,311	$2,514
Research and development segment	-	-
Total segment capital additions	30,311	2,514
Unallocated capital additions	-	-
Total consolidated capital additions	$30,311	$2,514

	March 31, 2015	December 31, 2014
Segment tangible assets:
Product segment	$743,105	$750,651
Research and development segment	87,312	100,196
Total consolidated tangible assets	$830,417	$850,847

NOTE 13 – COMMITMENTS AND CONTINCENGIES

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 10).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINCENGIES (continued)

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 11).

Placement Agency Agreement

On March 4, 2015, the Company entered into a, 18-month placement agency agreement with INTL FCStone Securities Inc. (“INTL”) to assist the Company in exploring a capital raise. Under the terms of the engagement, the Company will pay them $50,000 within 6 weeks of the date we entered the agreement. Their fee if a transaction closes is a minimum of $250,000 (inclusive of the $50,000 of which $45,000 was already paid). If the Company is paid money in connection with a transaction that fails to close, the Company will owe INTL 30% of that payment (net of any expenses the Company incurs).

NOTE 14 – SUBSEQUENT EVENTS

On May 1, 2015 the Company’s wholly-owned subsidiary Nanofilm, Ltd. entered into an amendment to the Loan and Security Agreement with the Lender (see Note 4) to extend the outside maturity date to April 4, 2016 and to permit advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed Nanofilm’s obligations to the Lender.

On May 4, 2015, the Company issued an aggregate of 119,615 shares of Class A common stock and 47,876 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares are valued were valued on the date of grant of May 4, 2015 at $0.0418 per share based on the quoted price of the stock for a total value of $7,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited consolidated financial statements. PEN is the result of a business combination (the “Combination”), that closed at the end of August, 2014 (and reported in an 8-K filed on September 2, 2014).

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2015 were (i) the Product Segment and (ii) the Research and Development Segment. For the three months ended March 31, 2014 the Company only operated in the Product Segment.

Product segment

Revenue is based on the successful development of specialty products using proprietary intellectual property to deliver unique performance attributes at the surface of a wide variety of substrates. Our products are sold in liquid form enabling application by a number of common commercial techniques and in some instances also as wet and dry towelettes. Our goal continues to be to create segment leading brands through sales of high quality consumer products, and by developing and producing customized formulas for sale to strategic, industrial partners to be incorporated into their customer’s products. We manufacture our formulations internally to protect our technology and maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

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

Our product is made with safe ingredients and does not use harsh chemicals or disinfectants. We start with a natural mineral that is milled and engineered into a smaller shape and size. Then, the milled mineral is mixed with a proprietary cleaner solution to create our product. The mineral chosen is stable in air and water. No governmental approvals are required for sale of this product. The product:

●	Rids surface of dust, dirt and debris;

●	Leaves a healthy surface;

●	Is safe to use;

●	Will continue to work for as long as it is on the surface (until cleaned or washed away);

●	Is fast acting;

●	Is non-corrosive;

●	Is easy to apply;

●	Is non-flammable;

●	Is friendly to the environment;

●	Is odor-free; and

●	Is stain-free.

Research and development segment

We are a global leader in nanotechnology research and development and this segment focuses on generating revenues through performing research services. Our nanotechnology research is aimed at solving problems at the molecular level - working with the basic properties of matter to create new and improved materials and technologies. We do both research and development, including proof of concepts and prototypes, for our own products and research and development under contract for government and private entities. In our work on products for ourselves we focus on using only the submicron size particles, not smaller nanoparticles that are subject to much greater government regulation. Our work generally falls under one of three technology platforms:

●	Nanosensor technology;

●	Nanoelectronics; and

●	Submicron particle formulations for health and safety products.

Our research and development efforts are currently focused in these and emerging areas.

RECENT DEVELOPMENTS

We are the surviving holding company from a business combination that closed on August 27, 2014 (the “Effective Date”). On that day, Applied Nanotech Holdings, Inc., a Texas corporation (“Applied Nanotech”), together with its wholly-owned direct subsidiaries, PEN and NanoMerger Sub Inc., a Delaware corporation (“Merger Sub”), completed a combination (the “Combination”) with NanoHolding Inc. (“Nano”). That transaction, that we call the “Combination” included three parts: (i) a redomestication of Applied Nanotech from Texas to Delaware by way of Applied Nanotech’s merger into PEN, (ii) a subsequent merger of Nano into Merger Sub, with Merger Sub (n/k/a Nanofilm Holding Inc.) the surviving entity, and (iii) a subsequent exchange of 100% of Carl Zeiss, Inc.’s interest in Nanofilm Ltd., Nano’s wholly-owned subsidiary (“Nanofilm”), for stock in PEN. Nanofilm is a company formed under the laws of the Ohio on June 14, 1995 as a limited liability company.

In the first step of the Combination, outstanding convertible notes of Applied Nanotech were converted into common stock, for which an aggregate of 32,379,288 shares of PEN Class A common stock were issued, and 11,164,620 shares of PEN Class A common stock were issued to directors of the Company in payment of accrued fees. PEN also issued 1,500,000 shares of Class A common stock in satisfaction of a note held by the former CFO of the Company. Accordingly, immediately prior the Effective Date, the Company had 203,363,059 PEN Class A shares outstanding. In the second step of the Combination, the pre-merger shares of Nanoholdings, Inc. were exchanged for an aggregate of 27,670,187 shares of Class A common stock of PEN and 250,698,105 shares of Class B common stock of PEN. In the third step, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 47,273,470 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

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

Currently, the research and development activities of our newly formed subsidiary, PEN Technology, LLC are included in our research and development segment.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our consolidated unaudited financial statements.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2015 and 2014.

Substantially all of our results of operations relate to our Product segment since the results of operations related to our research and development segment are only included in our results of operations for the three months ended March 31, 2015.

The acquired research and development segment has a history of net losses and negative cash flow from operations. Since the Combination, we have made efforts to cut costs and achieved positive or break-even cash flow from operations in that segment by the end of 2014.

Comparison of Results of Operations for the Three Months ended March 31, 2015 and 2014

Revenues:

For the three months ended March 31, 2015 and 2014, revenues consisted of the following:

	Three Months ended March 31,
	2015	2014
Sales:
Product segment	$2,437,314	$2,771,411
Research and development segment	630,427	-
Total segment and consolidated sales	$3,067,741	$2,771,411

For the three months ended March 31, 2015, sales from the Product segment decreased by $334,097 or 12.1% as compared to the three months ended March 31, 2014 which was primarily attributable to several factors. In 2013, we experienced delays in the production of anti-fog cloths which resulted in higher than normal sales in the first half of 2014. Due to the overstocking of the anti-fog cloths at a major customer in the first half of 2014, we experienced reduced sales in the 2015 period.

For the three months ended March 31, 2015, revenues from our research and development segment amounted to $630,427. We did not recognizes revenues for this segment until after August 27, 2014 (the date of Combination).

Cost of revenues.

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment.

For the three months ended March 31, 2015, cost of revenues amounted to $1,915,103 as compared to $1,450,141 for the three months ended March 31, 2014, an increase of $464,962 or 32.1% and consisted of the following:

	Three Months ended March 31,
	2015	2014
Cost of revenues:
Product segment	$1,406,719	$1,450,141
Research and development segment	508,384	-
Total segment and consolidated cost of revenues	$1,915,103	$1,450,141

Gross profit and gross margin.

For the three months ended March 31, 2015, gross profit amounted to $1,152,638 as compared to $1,321,270 for the three months ended March 31, 2014, a decrease of $168,632 or 12.8%. For the three months ended March 31, 2015 and 2014, gross margins were 37.6% and 47.7%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months ended March 31,
	2015	%	2014	%
Gross profit:
Product segment *	$1,030,595	42.3%	$1,321,270	47.7%
Research and development segment *	122,043	19.4%	-	-
Total gross profit	$1,152,638	37.6%	$1,321,270	47.7%

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2015, the decrease in gross margins from the Product segment as compared to the comparable 2014 period was primarily attributable to higher sales of our higher margin anti-fog and protective coating products in the 2014 period as compared to 2015 period as discussed in revenues above.

Operating expenses:

For the three months ended March 31, 2015, operating expenses amounted to $1,312,188 as compared to $995,581 for the three months ended March 31, 2014, an increase of $316,607 or 31.8%. For the three months ended March 31, 2015 and 2014, operating expenses consisted of the following:

	Three Months ended March 31,
	2015	2014
Selling and marketing expenses	$82,209	$73,517
Salaries, wages and contract labor	587,830	433,352
Research and development	195,202	150,735
Professional fees	180,552	171,472
General and administrative expenses	266,395	166,505
Total	$1,312,188	$995,581

●	For the three months ended March 31, 2015, sales and marketing expenses increased by $8,692 or 11.8% as compared to the three months ended March 31, 2014. The increase was attributable to an increase in commission of approximately $12,800 due to increase incentives to sales agents offset by a decrease in other sales and marketing expenses of $4,100.

●	For the three months ended March 31, 2015, salaries, wages and contract services increased by $154,478, or 35.6%, as compared to the three months ended March 31, 2014. These increases were primarily attributable to an increase in salaries of approximately $38,000 related to the acquisition of Applied Nanotech, an increase in stock-based compensation of approximately $41,300 associated with our contract with Dr. Yaniv and increases in executive, marketing and other administrative salaries and related benefits in our product segment of approximately $75,178 relating to market development activities, the hiring of internal legal counsel and the increase in executive salaries and bonuses. We expect that salaries, wages and contract services will increase primarily due to continued emphasis on planned market development programs for the balance of 2015.

●	For the three months ended March 31, 2015, research and development costs increased by $44,467 or 29.5%, as compared to the three months ended March 31, 2014. The increase during the period was attributable to research and development costs incurred in connection with related to our new cleaning product of approximately $58,700 offset by a decrease of approximately $14,200 from cost cutting measures related to our lens cleaning and conditioning product line.

●	For the three months ended March 31, 2015, professional fees increased modestly by $9,080 or 5.3%, as compared to the three months ended March 31, 2014.

●	For the three months ended March 31, 2015, general and administrative expenses increased by $99,890 or 60.0% as compared to the three months ended March 31, 2014. The increase was primarily attributable to inclusion of the costs and expenses of the research and development segment since the Effective Date of approximately $30,300, an increase in amortization of intangible assets acquired in the acquisition of $12,800, and an increase in other general and administrative expenses of $56,800 related to post combination activities.

Income (loss) from operations.

As a result of the factors described above, for the three months ended March 31, 2015, loss from operations amounted to $(159,550) as compared to income from operations of $325,489 for the three months ended March 31, 2014, a change of $(485,239) or (149.0)%.

Other income (expense).

Other income (expense) includes interest expense and other income. For the three months ended March 31, 2015, total other expenses amounted to $20,898 as compared to other expenses $7,320, an increase of $13,578 or 185.5%. This increase was attributable to an increase in interest expense of approximately $20,396 attributable to the increase in borrowing under the line of credit and additional unused line of credit fees offset in an increase in other income of $6,818.

Income taxes

For the three months ended March 31, 2015, income tax expense amounted to $4,944 as compared to $47,608 for the three months ended March 31, 2014. Beginning at the end of February 2014, Nano became subject to federal and state corporate income taxes and the expense for the three months ended March 31, 2014 represents the period from the end of February 2014 date through March 31, 2014.

Net (loss) income and net (loss) income attributable to PEN Inc

As a result of the foregoing, for the three months ended March 31, 2015, net loss amounted to $(185,392) as compared to net income of $231,455 for the three months ended March 31, 2014, a change of $(416,847) or 180.1%.

Our historical results of operations include an allocation of the net income of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the Combination when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. For the three months ended March 31, 2015 and 2014, net (income) loss attributable to former non-controlling interest amounted to $0 and $(39,306), respectively.

For the three months ended March 31, 2015 and 2014, net loss attributable to PEN Inc. amounted to $(185,392) or $(0.00) per common share (basic and diluted), and $231,455 or $0.00 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURSES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $252,282 and $173,733 of cash as of March 31, 2015 and working capital of $86,636 and $464,735 of cash as of December 31, 2014.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to March 31, 2015:

			December 31, 2014 to March 31, 2015
	March 31, 2015	December 31, 2014	Change	Percentage Change
Working capital:
Total current assets	$3,099,529	$3,293,155	$(193,626)	(5.9)%
Total current liabilities	2,847,247	3,206,519	(359,272)	(11.2)%
Working capital:	$252,282	$86,636	$165,646	191.2%

The increase in working capital was primarily attributable to the reduction of convertible notes payable and accrued interest of $13,725 and the reduction of accrued expenses of $123,285 by the issuance of our common stock.

Net cash flow used by operating activities was $279,887 for the three months ended March 31, 2015 as compared to net cash used in operating activities of $57,683 for the three months ended March 31, 2014, an increase of $222,204.

●	Net cash flow used in operating activities for the three months ended March 31, 2015 primarily reflected a net loss of $185,392 and the add-back of non-cash items consisting of depreciation and amortization of $63,563, stock-based compensation expense of $41,310, and other non-cash items of $(9,858), and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable (third party and related party) of $234,896 due to timing of collections, an increase in prepaid expenses and other current assets of $45,146, and a decrease in accounts payable of $83,219 offset by a decrease in inventory of $191,067.

●	Net cash flow used in operating activities for the three months ended March 31, 2014 was primarily attributable to changes in operating assets and liabilities such as an increase in accounts receivable of $103,507 and a decrease in accounts payable of $377,222 offset by net income of $270,761 adjusted for the add back of non-cash items such as a change in inventory obsolescence reserve of $63,729 and depreciation and amortization expense of $42,183.

We expect our cash used in operating activities to increase due to the following:

●	the development new products,

●	an increase in professional staff and services including increased costs of being a public company and additions to sales personnel,

●	an increase in legal and other fees incurred in connection with our patents and technologies, and

●	an increase in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities reflects the purchase of property and equipment of $30,311 and $2,514 for the three months ended March 31, 2015 and 2014, respectively. The increase was attributable to the purchase of additional packaging equipment in the 2015 period.

Net cash provided by financing activities was $19,196 for the three months ended March 31, 2015 as compared to $190,000 in the same period in 2014. During the three months ended March 31, 2015, we received proceeds from a bank note of $165,258 and proceeds from a bank line of credit of $2,067,500 offset by the repayment of bank line of credit of $2,213,562. During the 2014 period, we received proceeds from a bank line of credit of $200,000 offset by the repayment of bank loans of $10,000.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including research and development and marketing expenses, legal and other fees incurred in connection with our patents and technologies, capital expenditures and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues, the extent of our research and development activities and our ability to control costs, including the integration of Nano and Applied Nanotech. We have historically financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. We plan to seek additional equity financing in the public market to fund growth of our operations.

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

At March 31, 2015, we had $627,282 in borrowings outstanding under the Revolving Note with $872,718 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

On May 1, 2015 our wholly-owned subsidiary Nanofilm, Ltd. entered into an amendment to the Loan and Security Agreement with the Lender to extend the outside maturity date to April 4, 2016 and to permit advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, we guaranteed Nanofilm’s obligations to the Lender.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2015, the principal amount due under the Equipment Note amounted to $165,258.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated unaudited financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2015 we issued in partial payment of fees due to our directors for service on our board an aggregate of 119,615 shares of our Class A common stock and 47,876 shares of our Class B common stock. This issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

1.1*	First Amendment to Loan and Security Agreement dated as of May 1, 2015 but effective as of April 4, 2015, between Nanofilm, Ltd., and Mackinac Commercial Credit, LLC
1.2*	Corporate Guaranty effective as of April 4, 2015, by PEN Inc. to and with Mackinac Commercial Credit, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PEN Inc.
(Registrant)

Date: May 12, 2015	/s/ Scott Rickert
Scott Rickert, Ph.D.
President and Chief Executive Officer

Date: May 12, 2015	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer

