Form 10-Q
period 2015-06-30
PEN INC.
filed 2015-08-12
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, the registrant had 244,116,851 shares of Class A common stock, par value $.0001 per share, 251,126,667 shares of Class B common stock, par value $.0001 per share, and 42,273,470 shares of Class Z common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$169,632	$464,735
Accounts receivable, net	1,350,441	1,032,995
Accounts receivable - related party	9,980	38,246
Inventory	1,215,810	1,557,100
Prepaid expenses and other current assets	221,444	200,079

Total Current Assets	2,967,307	3,293,155

OTHER ASSETS:
Property, plant and equipment, net	976,915	850,847
Intangible assets, net	213,695	239,338
Other assets	43,432	41,841

Total Other Assets	1,234,042	1,132,026

TOTAL ASSETS	$4,201,349	$4,425,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank revolving line of credit	$1,147,949	$773,344
Current portion of notes payable	74,380	-
Convertible notes payable, net	-	13,333
Accounts payable	1,185,922	1,426,465
Accrued expenses	753,348	964,587
Deferred revenue	29,335	28,790

Total Current Liabilities	3,190,934	3,206,519

LONG-TERM LIABILITIES:
Notes payable, net of current portion	333,093	-

Total Long-term Liabilities	333,093	-

Total Liabilities	3,524,027	3,206,519

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 1,300,000,000 shares authorized; 237,162,531 and 234,744,655 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	23,716	23,474
Class B common stock: $.0001 par value, 400,000,000 shares authorized; 251,064,909 and 251,017,063 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	25,107	25,102
Class Z common stock: $.0001 par value, 100,000,000 shares authorized; 47,273,470 and 47,273,470 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4,727	4,727
Additional paid-in capital	4,866,661	4,640,278
Accumulated deficit	(4,242,889)	(3,474,919)

Total Stockholders’ Equity	677,322	1,218,662

Total Liabilities and Stockholders’ Equity	$4,201,349	$4,425,181

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Products (including related party sales of $32,291 and $24,367 for the three months ended June 30, 2015 and 2014, respectively, and $77,118 and $107,052 for the six months ended June 30, 2015 and 2014, respectively)	$1,862,133	$2,867,962	$4,299,447	$5,639,373
Research and development services	451,216	-	1,081,643	-

Total Revenues	2,313,349	2,867,962	5,381,090	5,639,373

COST OF REVENUES:
Products	1,078,428	1,381,527	2,485,147	2,831,668
Research and development services	455,838	-	964,222	-

Total Cost of Revenues	1,534,266	1,381,527	3,449,369	2,831,668

GROSS PROFIT	779,083	1,486,435	1,931,721	2,807,705

OPERATING EXPENSES:
Selling and marketing expenses	48,902	70,512	131,111	144,029
Salaries, wages and related benefits	599,609	441,367	1,187,439	874,719
Research and development	250,353	144,634	445,555	295,369
Professional fees	163,499	147,250	344,051	318,722
General and administrative expenses	247,175	190,018	513,570	356,523

Total Operating Expenses	1,309,538	993,781	2,621,726	1,989,362

(LOSS) INCOME FROM OPERATIONS	(530,455)	492,654	(690,005)	818,343

OTHER INCOME (EXPENSES):
Interest expenses	(36,355)	(10,091)	(64,084)	(17,424)
Other income, net	516	(12,137)	7,347	(12,124)

Total Other Income/(Expense)	(35,839)	(22,228)	(56,737)	(29,548)

(Loss) Income before income taxes	(566,294)	470,426	(746,742)	788,795

Income tax benefit (expense)	(16,284)	(168,019)	(21,228)	(215,627)

NET (LOSS) INCOME	(582,578)	302,407	(767,970)	573,168

Net income attributable to former non-controlling interest	-	(43,902)	-	(83,208)

NET (LOSS) INCOME ATTRIBUTABLE TO PEN INC.	$(582,578)	$258,505	$(767,970)	$489,960

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	535,438,342	325,641,762	534,830,851	325,641,762
Diluted	535,438,342	325,641,762	534,830,851	325,641,762

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(767,970)	$573,168
Change in inventory obsolescence reserve	(6,650)	12,914
Bad debt expense	-	-
Depreciation and amortization expense	127,167	84,366
Amortization of deferred lease incentives	(3,208)	(6,415)
Change in value of stock appreciation rights	-	-
Change in value of equity credits	-	-
Stock-based compensation	89,620	-
Change in operating assets and liabilities:
Accounts receivable	(317,446)	(149,159)
Accounts receivable related party	28,266	11,265
Inventory	347,940	315,031
Prepaid expenses and other assets	(22,956)	4,614
Accounts payable	(240,543)	(456,597)
Accrued expenses	(42,584)	13,593
Income taxes payable	-	215,627
Deferred revenue	545	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(807,819)	618,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(227,592)	(7,058)

NET CASH USED IN INVESTING ACTIVITIES	(227,592)	(7,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank line of credit	4,257,500	-
Repayment of bank lines of credit	(3,882,895)	(483,469)
Proceeds from bank loan	371,901	-
Repayment of bank loans	(6,198)	(60,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	740,308	(543,469)

NET (DECREASE) INCREASE IN CASH	(295,103)	67,880

CASH, beginning of year	464,735	100,367

CASH, end of period	$169,632	$168,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$64,010	$14,889
Income taxes	$4,944	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$13,725	$-
Common stock issued for accrued expenses	$123,285	$-
Reclassification of accrued salary to notes payable - long-term	$41,770	$-
Value of equity credits forfeited at original purchase price in exchange for cancellation of receivables	$-	$13,706

See accompanying notes to unaudited condensed consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

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

JUNE 30, 2015

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2015 and 2014 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At June 30, 2015			At December 31, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Intangible assets	-	-	$213,695	-	-	$239,338
Stock Appreciation Rights Plan A	-	-	$46,146	-	-	$46,146
Equity Credits Issued	-	-	$25,178	-	-	$25,178

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Intangible Assets	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2014	$239,338	$46,146	$25,178
Amortization of intangible assets	(25,643)	-	-
Change in fair value included in net loss	-	-	-
Balance at June 30, 2015	$213,695	$46,146	$25,178

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At June 30, 2015 and December 31, 2014, inventory consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$901,630	$953,566
Finished goods	596,732	813,352
	1,498,362	1,766,918
Less: reserve for obsolescence	(282,552)	(209,818)
Total	$1,215,810	$1,557,100

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the six months ended June 30, 2015 and 2014.

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

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014, the Company recorded approximately $26,225 and $35,010 and $81,693 and $65,508, respectively, as a reduction of sales related to these costs.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $50,384 and $56,923, and $102,022 and $109,908, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. For the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014, research and development costs incurred in the development of the Company’s products were $250,353 and $144,634, and $445,555 and $295,369, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014, advertising costs charged to operations were $17,218 and $53,783, and $34,768 and $92,114, respectively and are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2015 and December 31, 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2015.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation (continued)

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

Income (loss) per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2015 and December 31, 2014, 6,800,000 contingently issuable common shares that are issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2015	December 31, 2014
Total stock options	2,078,833	4,357,528

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 10, 11 and 13).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Class A common stock	$(0.00)	$0.01	$0.00	$0.01
Class B common stock	$(0.00)	$0.00	$0.00	$0.00
Class Z common stock	$(0.00)	$0.01	$0.00	$0.01

Weighted average shares outstanding:
Class A common stock	237,117,840	27,670,187	236,525,250	27,670,187
Class B common stock	251,047,032	250,698,105	251,032,131	250,698,105
Class Z common stock	47,273,470	47,273,470	47,273,470	47,273,470
Total weighted average shares outstanding	535,438,342	325,641,762	534,830,851	325,641,762

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made in prior year’s consolidated financial statements to conform to the current year’s financial presentation. The reclassifications are primarily within operating expenses to reflect research and development as a separate line item.

Recent accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (“ASC 835”) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

NOTE 3 - ACQUISITION

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Applied Nanotech had occurred as of the beginning of the following period:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net Revenues	$3,428,658	$7,082,501
Net Loss	$(1,153,995)	$(1,324,714)
Net Loss per Share	$(0.00)	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

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

On May 1, 2015 Nanofilm entered into an amendment to the Loan and Security Agreement with the Lender to extend the outside maturity date to April 4, 2016 and to permit advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed Nanofilm’s obligations to the Lender.

At June 30, 2015, the Company had $1,147,949 in borrowings outstanding under the Revolving Note with $802,051 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%.

NOTE 5 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2015, the principal amount due under the Equipment Note amounted to $365,703.

On June 3, 2015, in connection with a severance package offered to three employees, the Company entered into three promissory note agreements with such employees which obligates the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $41,770. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 2.5% at June 30, 2015). All principal and interest payable under two of these notes aggregating $27,420 are due June 3, 2025 and all principal and interest payable under one of these notes amounting to $14,350 are due June 3, 2020.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 7, 2015, the Company issued 208,681 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of convertible promissory notes, and accrued interest of $392 (See note 8). Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital. At June 30, 2015 and December 31, 2014, aggregate convertible notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Convertible notes payable	$-	$10,000
Put premium	-	3,333
Total	$-	$13,333

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three and six months ended June 30, 2015 and 2014, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. These transactions were conducted during the normal course of the Company’s business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $32,291 and $24,367 for the three months ended June 30, 2015 and 2014 and totaled $77,118 and $107,052 for the six months ended June 30, 2015 and 2014, respectively. Accounts receivable from the related party totaled $9,980 and $38,246 at June 30, 2015 and December 31, 2014, respectively.

Other

A board member is a principal in an investment advisory firm which the Company paid $36,000 and $23,000 in fees and expenses during the three months ended June 30, 2015 and 2014 and $72,000 and $90,000 in fees and expenses during the six months ended June 30, 2015 and 2014, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

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

In connection with these shares, during the year ended December 31, 2014, the Company recorded compensation expense of $123,285 and at December 31, 2014, included $123,285 in accrued expenses on the accompanying unaudited consolidated balance sheet. Upon issuance of these shares in 2015, the accrued interest was relieved and recorded as equity.

Common stock issued for convertible debt and interest

On February 7, 2015, the Company issued 208,681 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of a convertible promissory note, and accrued interest on that note of $392 (see note 6). Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital.

Common shares issued for services

On May 4, 2015, the Company issued an aggregate of 119,615 shares of Class A common stock and 47,876 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares are valued were valued on the date of grant of May 4, 2015 at $0.0418 per share based on the quoted price of the stock for a total value of $7,000.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

Stock options outstanding are to purchase Class A common stock, Stock option activities for the six months ended June 30, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2014	4,357,528	$0.50	-	$-
Exercised	-	-	-	-
Forfeited	(2,278,695)	(0.51)	-	-
Balance Outstanding June 30, 2015	2,078,833	$0.49	4.52	$-

Exercisable, June 30, 2015	2,078,833	$0.49	4.52	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 6,800,000 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, one million of the shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25 and $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $0.0729 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation. For the three and six months ended June 30, 2015, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $82,620, respectively.

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2015 and December 31, 2014. The Company has not experienced any losses in such accounts through March 31, 2015.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 9 – CONCENTRATIONS (continued)

Customer concentrations

Customer concentrations for the six months ended June 30, 2015 and 2014 are as follows:

	Revenues
	For the six months ended June 30,
	2015	2014
Customer A	27%	22%
Customer B	0%	29%
Customer C	9%	11%
Total	36%	62%

	Accounts Receivable
	As of June 30,	As of December 31,
	2015	2014
Customer A	17%	31%
Customer C	12%	10%
Total	29%	41%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the six months ended June 30, 2015 and 2014, total sales in the United States represent approximately 92% and 89% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the six months ended June 30, 2015 and 2014.

Vendor concentrations

For the six months ended June 30, 2015, the Company purchased 53% of its inventory from three suppliers (29%, 13% and 11%, respectively). For the six months ended June 30, 2014, the Company purchased 47% of its inventory from three suppliers (25%, 12% and 10%, respectively).

NOTE 10 – EQUITY CREDITS

During 1997, Nanofilm established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nanofilm’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis. The maximum number of credits available for issuance is 385,000. During the three months ended March 31, 2015, no equity credits were forfeited and no units were redeemed. As of June 30, 2015, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit and, as of December 31, 2014, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit. At June 30, 2015 and December 31, 2014, $25,178 and $25,178 respectively, was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding at each period end.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at June 30, 2015 and December 31, 2014. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined).. Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The August 2014 Combination does not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $46,146 and $46,146, at June 30, 2015 and December 31, 2014, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 12 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2014 were i) the Product Segment and ii) the Research and Development Segment. For the 2014 period, the Company only operated in the Product Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 12 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product segment	$1,862,133	$2,867,962	$4,299,447	$5,639,373
Research and development segment	451,216	-	1,081,643	-
Total segment and consolidated revenues	2,313,349	2,867,962	5,381,090	5,639,373

Gross profit:
Product segment	783,705	1,486,435	1,814,300	2,807,705
Research and development segment	(4,622)	-	117,421	-
Total segment and consolidated gross profit	779,083	1,486,435	1,931,721	2,807,705

Income (loss) from operations
Product segment	$71,518	$492,654	$329,786	$818,343
Research and development segment	(232,956)	-	(298,921)	-
Total segment income (loss)	(161,438)	492,654	30,865	818,343
Unallocated costs	(369,017)	-	(720,870)	-
Total consolidated (loss) income from operations	$(530,455)	$492,654	$(690,005)	$818,343

Depreciation and amortization:
Product segment	$37,857	$42,183	$75,714	$84,366
Research and development segment	12,926	-	25,810	-
Total segment depreciation and amortization	50,783	42,183	101,524	84,366
Unallocated depreciation	12,821	-	25,643	-
Total consolidated depreciation and amortization	63,604	42,183	127,167	84,366

Capital additions:
Product segment	$193,895	$4,544	$224,206	$7,058
Research and development segment	3,386	-	3,386	-
Total segment capital additions	197,281	4,544	227,592	7,058
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$197,281	$4,544	$227,592	$7,058

	June 30, 2015	December 31, 2014
Segment tangible assets:
Product segment	$899,143	$750,651
Research and development segment	77,772	100,196
Total consolidated tangible assets	$976,915	$850,847

NOTE 13 - COMMITMENTS AND CONTINCENGIES

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 10).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINCENGIES (continued)

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 11).

Placement Agency Agreement

On March 4, 2015, the Company entered into an 18-month placement agency agreement with INTL FCStone Securities Inc. (“INTL”) to assist the Company in exploring a capital raise. Under the terms of the engagement, the Company paid them $50,000. Their fee if a transaction closes is a minimum of $250,000 (inclusive of the $50,000 which was already paid). If the Company is paid money in connection with a transaction that fails to close, the Company will owe INTL 30% of that payment (net of any expenses the Company incurs).

NOTE 14 - SUBSEQUENT EVENTS

On July 30, 2015, the Company issued an aggregate of 154,320 shares of Class A common stock and 61,728 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares were valued on the date of grant of July 30, 2015 at $0.0324 per share based on the quoted price of the stock for a total value of $7,000.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2015 were (i) the Product Segment and (ii) the Research and Development Segment. For the three and six months ended June 30, 2014, the Company only operated in the Product Segment.

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

The first new product is expected to be part of a family of cleaning products that clean and fortify surfaces at the nanoscale-level. We are selling the first product from this work and expect to report sales in the next quarter.. The patent-pending product is a spray cleaner that penetrates and fortifies the surface. This fortifier and protector can clean and protect many surfaces, both natural and man-made. After application, the product continues to fortify and protect, creating a healthy surface.

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

RECENT DEVELOPMENTS

We are the survivor of the Combination that closed on August 27, 2014. On December 17, 2014, we formed a new wholly-owned subsidiary, PEN Technology LLC, a Florida limited liability company and on December 19, 2014, Nanofilm Holdings Inc., a company created in connection with the Combination, was merged into PEN.

Currently, the research and development activities of our newly formed subsidiary, PEN Technology, LLC are included in our research and development segment.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (“ASC 835”) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

There are no other recent accounting pronouncements that we have not implemented that are expected to have a material impact on our consolidated unaudited financial statements.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2015 and 2014.

In the 2014 periods, all of our results of operations relate to our Product segment since the results of operations related to our research and development segment are only included in our results of operations for the three and six months ended June 30, 2015.

The acquired research and development segment has a history of net losses and negative cash flow from operations. Since the Combination, we have made efforts to cut costs and achieved positive or break-even cash flow from operations in that segment by the end of 2014.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2015 and 2014

Revenues:

For the three and six months ended June 30, 2015 and 2014, revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Sales:
Product segment	$1,862,133	$2,867,962	$4,299,447	$5,639,373
Research and development segment	451,216	-	1,081,643	-
Total segment and consolidated sales	$2,313,349	$2,867,962	$5,381,090	$5,639,373

For the three and six months ended June 30, 2015, sales from the Product segment decreased by $1,005,829 or 35.1%, and $1,339,926 or 23.8% as compared to the three and six months ended June 30, 2014, respectively, which was primarily attributable to several factors. In 2013, we experienced delays in the production of anti-fog cloths which resulted in higher than normal sales in the first half of 2014. Due to the overstocking of the anti-fog cloths at a major customer in the first half of 2014, we experienced reduced sales in the 2015 period.

For the three and six months ended June 30, 2015, revenues from our research and development segment amounted to $451,216 and $1,081,643, respectively. We did not recognizes revenues for this segment until after August 27, 2014 (the date of Combination).

Cost of revenues.

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment.

For the three months ended June 30, 2015, cost of revenues amounted to $1,534,266 as compared to $1,381,527 for the three months ended June 30, 2014, an increase of $152,739 or 11.1%. For the six months ended June 30, 2015, cost of revenues amounted to $3,449,369 as compared to $2,831,668 for the six months ended June 30, 2014, an increase of $617,701 or 21.8%. These changes consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Cost of revenues:
Product segment	$1,078,428	$1,381,527	$2,485,147	$2,831,668
Research and development segment	455,838	-	964,222	-
Total segment and consolidated cost of revenues	$1,534,266	$1,381,527	$3,449,369	$2,831,668

Gross profit and gross margin.

For the three months ended June 30, 2015, gross profit amounted to $779,083 as compared to $1,486,435 for the three months ended June 30, 2014, a decrease of $707,352 or 47.6%. For the three months ended June 30, 2015 and 2014, gross margins were 33.7% and 51.8%, respectively. For the six months ended June 30, 2015, gross profit amounted to $1,931,721 as compared to $2,807,705 for the six months ended June 30, 2014, a decrease of $875,984 or 31.2%. For the six months ended June 30, 2015 and 2014, gross margins were 35.9% and 49.8%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	%	2014	%	2015	%	2014	%
Gross profit:
Product segment *	783,705	42.1%	1,486,435	51.8%	1,814,300	42.2%	2,807,705	49.8%
Research and development segment *	(4,622)	(1.0)%	-	-	117,421	10.9%	-	-
Total gross profit	779,083	33.7%	1,486,435	51.8%	1,931,721	35.9%	2,807,705	49.8%

* Gross margin % based on respective segments revenues.

For the three and six months ended June 30, 2015, the decrease in gross margins from the Product segment as compared to the comparable 2014 periods was primarily attributable to higher sales of our higher margin anti-fog and protective coating products in the 2014 periods as compared to 2015 periods as discussed in revenues above.

The decrease in gross margins from the research development segment for the three months ended June 30, 2015 as compared to the six months ended June 30, 2015 was attributable to a decrease in revenues related to a decrease in the number of research projects being performed and the allocation of fixed overhead and salaries to the reduced number of projects.

Operating expenses:

For the three months ended June 30, 2015, operating expenses amounted to $1,309,538 as compared to $993,781 for the three months ended June 30, 2014, an increase of $315,757 or 31.8%. For the six months ended June 30, 2015, operating expenses amounted to $2,621,726 as compared to $1,989,362 for the six months ended June 30, 2014, an increase of $632,364 or 31.8%. For the three and six months ended June 30, 2015 and 2014, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Selling and marketing expenses	$48,902	$70,512	$131,111	$144,029
Salaries, wages and contract labor	599,609	441,367	1,187,439	874,719
Research and development	250,353	144,634	445,555	295,369
Professional fees	163,499	147,250	344,051	318,722
General and administrative expenses	247,175	190,018	513,570	356,523
Total	$1,309,538	$993,781	$2,621,726	$1,989,362

●	For the three months ended June 30, 2015, sales and marketing expenses decreased by $21,610 or 30.6% as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, sales and marketing expenses decreased by $12,918 or 9.0% as compared to the six months ended June 30, 2014. For the three months ended June 30, 2015, the decrease was attributable to a decrease in commissions of approximately $12,000 due to a decrease in revenues and a decrease in other sales and marketing expenses of approximately $9,600 as compared to the comparable 2014 period. For the six months ended June 30, 2015, the decrease was attributable to a decrease in commissions of approximately $3,800 due to a decrease in revenues and a decrease in other sales and marketing expenses of approximately $9,100 as compared to the comparable 2014 period.

●	For the three months ended June 30, 2015, salaries, wages and related benefits increased by $158,242, or 35.8%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, salaries, wages and contract services increased by $312,720, or 35.7%, as compared to the six months ended June 30, 2014. For the three and six months ended June 30, 2015, these increases were primarily attributable to an increase in salaries of approximately $54,400 and $92,800 related to the acquisition of Applied Nanotech, an increase in stock-based compensation of approximately $41,300 and $82,600 associated with our contract with Dr. Yaniv, and increases in salaries and related benefits in our product segment of approximately $62,500 and $137,300 relating to additional sales and marketing and internal legal staff. If our resources permit, we would expect that salaries, wages and related benefits will increase primarily due to continued emphasis on planned market development programs for the balance of 2015.

●	For the three months ended June 30, 2015, research and development costs increased by $105,719 or 73.1%, as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, research and development costs increased by $150,186 or 50.8%, as compared to the six months ended June 30, 2014. For the three and six months ended June 30, 2015, these increases were attributable to research and development costs incurred in connection with related to our new surface protector and fortifier product of approximately $88,600 and $147,300, and an increase of approximately $21,000 and $2,900 in our product segment related to the development of a new product formulations and new lens cleaning and conditioning products, respectively.

●	For the three and six months ended June 30, 2015, professional and other fees increased modestly by $16,249 or 11.0%, and $25,329 or 7.9%, as compared to the three and six months ended June 30, 2014, respectively. Fees for preparation of tax returns related to the Combination and the fees for SEC filings, and the transfer agent were only incurred in the 2015 period.

●	For the three months ended June 30, 2015, general and administrative expenses increased by approximately $57,000 or 30.1% as compared to the three months ended June 30, 2014. For the six months ended June 30, 2015, general and administrative expenses increased by approximately $157,100 or 44.1% as compared to the six months ended June 30, 2014. For the three and six months ended June 30, 2015, these increases were primarily attributable to inclusion of the costs and expenses of the research and development segment since the Effective Date of approximately $31,200 and $61,500, an increase in amortization of intangible assets acquired in the acquisition of $12,800 and $25,600, and an increase in other general and administrative expenses of $13,000 and $70,000 related to post combination expenses such as D&O insurance and charges related to increased borrowing on the line of credit.

Income (loss) from operations.

As a result of the factors described above, for the three months ended June 30, 2015, loss from operations amounted to $(530,455) as compared to income from operations of $492,654 for the three months ended June 30, 2014, a change of $(1,023,109) or (207.7)%, and for the six months ended June 30, 2015, loss from operations amounted to $(690,005) as compared to income from operations of $818,343 for the six months ended June 30, 2014, a change of $(1,508,348) or (184.3)%.

Other income (expense).

Other income (expense) includes interest expense and other income (expense). For the three months ended June 30, 2015, total other expenses amounted to $35,839 as compared to other expenses $22,228, an increase of $13,611 or 61.2%. This increase was attributable to an increase in interest expense of approximately $26,000 attributable to the increase in borrowing under the line of credit and additional unused line of credit fees offset in an increase in other income of $12,600. For the six months ended June 30, 2015, total other expenses amounted to $56,737 as compared to other expenses $29,548, an increase of $27,189 or 92%. This increase was attributable to an increase in interest expense of approximately $46,600 attributable to the increase in borrowing under the line of credit and additional unused line of credit fees offset in an increase in other income of $19,500.

Income taxes

For the three and six months ended June 30, 2015, income tax expense amounted to $16,284 and $21,228 as compared to $168,019 and $215,627 for the six months ended June 30, 2014, respectively. Beginning at the end of February 2014, Nano became subject to federal and state corporate income taxes and the expense for the six months ended June 30, 2014 represents the period from the end of February 2014 date through the date of the Combination on August 27, 2014.

Net (loss) income and net (loss) income attributable to PEN Inc

As a result of the foregoing, for the three and six months ended June 30, 2015, net loss amounted to $(582,578) and $(767,970) as compared to net income of $302,407 and $573,168 for the three and six months ended June 30, 2014, a change of $(884,985) or 292.6% and $(1,341,138) or $234%, respectively.

Our historical results of operations include an allocation of the net income of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the Combination when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. For the three and six months ended June 30, 2014, net income attributable to former non-controlling interest amounted to $43,902 and $83,208, respectively. During the 2015 periods, we did not have any non-controlling interests.

For the three months ended June 30, 2015 and 2014, net (loss) income attributable to PEN Inc. amounted to $(582,578) or $(0.00) per common share (basic and diluted), and $258,505 or $0.00 per common share (basic and diluted), respectively. For the six months ended June 30, 2015 and 2014, net (loss) income attributable to PEN Inc. amounted to $(767,970) or $(0.00) per common share (basic and diluted), and $489,960 or $0.00 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURSES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $(223,627) and $169,632 of cash as of June 30, 2015 and working capital of $86,636 and $464,735 of cash as of December 31, 2014.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to June 30, 2015:

			December 31, 2014 to June 30, 2015
	June 30, 2015	December 31, 2014	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,967,307	$3,293,155	$(325,848)	(9.9)%
Total current liabilities	3,190,934	3,206,519	15,585	0.5%
Working capital (deficit):	$(223,627)	$86,636	$(310,263)	(358.1)%

The decrease in working capital of $310,263 was primarily attributable to a decrease in current assets of $325,848 including a decrease in cash of $295,103 and a decrease in inventory of $341,290, offset by an increase in accounts receivable of $289,180 and an increase in prepaid expenses and other current assets of $21,365. Additionally, current liabilities decreased by $15,585.

Net cash flow used by operating activities was $807,819 for the six months ended June 30, 2015 as compared to net cash provided by operating activities of $618,407 for the six months ended June 30, 2014, a decrease of $1,426,226.

●	Net cash flow used in operating activities for the six months ended June 30, 2015 primarily reflected a net loss of $767,970 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $127,167, stock-based compensation expense of $89,620, and other non-cash items of $(9,858), and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable (third party and related party) of $289,180 due to timing of collections, an increase in prepaid expenses and other current assets of $22,956, and a decrease in accounts payable of $240,543 and an increase in accrued expenses of $42,584 offset by a decrease in inventory of $347,940.

●

Net cash flow provided by operating activities for the six months ended June 30, 2014 was primarily attributable to our net income of $573,168 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $84,366 and other non-cash items of $6,499, offset by changes in operating assets and liabilities of $(45,626).

We expect our cash used in operating activities to increase due to the following:

●	the development new products,

●	continued costs and payments to service providers in connection with being a public company,

●	an increase in legal and filing fees incurred to protect the technology underlying our products, and

●	an increase in advertising, public relations and sales promotions for existing and new brands as we expand within existing markets or enter new markets.

Net cash flow used in investing activities reflects the purchase of property and equipment of $227,592 and $7,058 for the six months ended June 30, 2015 and 2014, respectively. The increase was attributable to the purchase of additional packaging equipment in the 2015 period.

Net cash provided by financing activities was $740,308 for the six months ended June 30, 2015 as compared to net cash used in financing activities of $(543,469) in the same period in 2014. During the six months ended June 30, 2015, we received proceeds from a bank note of $371,901 and proceeds from a bank line of credit of $4,257,500 offset by the repayment of bank note of $6,198 and repayment of bank line of credit of $3,882,895. During the 2014 period, we repaid a bank line of credit of $486,469 and repaid a bank loan of $60,000.

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

On May 1, 2015 Nanofilm entered into an amendment to the Loan and Security Agreement with the Lender to extend the outside maturity date to April 4, 2016 and to permit advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, we guaranteed Nanofilm’s obligations to the Lender.

At June 30, 2015, we had $1,147,949 in borrowings outstanding under the Revolving Note with $802,051 available for borrowing under such note. The weighted average interest rate during the period was approximately 6.8%. Borrowings under the line of credit may be limited based on our borrowing base, as defined in the agreement, as amended.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2015, the principal amount due under the Equipment Note amounted to $365,703.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 30, 2015 we issued in partial payment of fees due to our directors for service on our board an aggregate of 154,320 shares of our Class A common stock and 61,728 shares of our Class B common stock. This issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

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

PEN Inc. (Registrant)

Date: August 12, 2015	/s/ Scott Rickert
Scott Rickert.
President and Chief Executive Officer

Date: August 12, 2015	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer

