Form 10-Q
period 2015-09-30
PEN INC.
filed 2015-11-16
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the registrant had 244,116,851 shares of Class A common stock, par value $.0001 per share, 251,126,637 shares of Class B common stock, par value $.0001 per share, and 42,273,470 shares of Class Z common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$190,101	$464,735
Accounts receivable, net	1,017,114	1,032,995
Accounts receivable - related party	10,842	38,246
Inventory	1,220,048	1,557,100
Prepaid expenses and other current assets	250,444	200,079

Total Current Assets	2,688,549	3,293,155

OTHER ASSETS:
Property, plant and equipment, net	930,389	850,847
Intangible assets, net	200,873	239,338
Other assets	40,093	41,841

Total Other Assets	1,171,355	1,132,026

TOTAL ASSETS	$3,859,904	$4,425,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank revolving line of credit	$1,127,090	$773,344
Current portion of notes payable	74,380	-
Convertible notes payable, net	-	13,333
Accounts payable	1,322,451	1,426,465
Accounts payable - related parties	14,072
Accrued expenses	1,006,278	964,587
Deferred revenue	26,414	28,790

Total Current Liabilities	3,570,685	3,206,519

LONG-TERM LIABILITIES:
Notes payable, net of current portion	320,696	-

Total Long-term Liabilities	320,696	-

Total Liabilities	3,891,381	3,206,519

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 1,300,000,000 shares authorized; 237,316,851 and 234,744,655 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	23,732	23,474
Class B common stock: $.0001 par value, 400,000,000 shares authorized; 251,126,637 and 251,017,063 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25,113	25,102
Class Z common stock: $.0001 par value, 100,000,000 shares authorized; 47,273,470 and 47,273,470 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4,727	4,727
Additional paid-in capital	4,914,950	4,640,278
Accumulated deficit	(4,999,999)	(3,474,919)

Total Stockholders’ Equity	(31,477)	1,218,662

Total Liabilities and Stockholders’ Equity	$3,859,904	$4,425,181

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Products (including related party sales of $38,198 and $40,810 for the three months ended September 30, 2015 and 2014, respectively, and $115,316 and $147,862 for the nine months ended September 30, 2015 and 2014, respectively)	$1,674,242	$1,721,307	$5,973,689	$7,360,680
Research and development services	336,550	233,414	1,418,193	233,414

Total Revenues	2,010,792	1,954,721	7,391,882	7,594,094

COST OF REVENUES:
Products	1,009,775	1,130,202	3,494,922	3,961,870
Research and development services	484,568	210,557	1,448,790	210,557

Total Cost of Revenues	1,494,343	1,340,759	4,943,712	4,172,427

GROSS PROFIT	516,449	613,962	2,448,170	3,421,667

OPERATING EXPENSES:
Selling and marketing expenses	83,488	42,033	214,599	186,062
Salaries, wages and relatesd benefits	554,809	574,213	1,742,248	1,448,933
Research and development	174,736	131,371	620,291	426,740
Professional fees	202,571	249,503	546,622	568,225
General and administrative expenses	234,895	265,563	748,465	622,085

Total Operating Expenses	1,250,499	1,262,683	3,872,225	3,252,045

(LOSS) INCOME FROM OPERATIONS	(734,050)	(648,721)	(1,424,055)	169,622

OTHER INCOME (EXPENSES):
Interest expenses	(26,947)	(1,806)	(91,031)	(19,230)
Other income, net	2,830	12,124	10,177	-

Total Other Income/(Expense)	(24,117)	10,318	(80,854)	(19,230)

(Loss) Income before income taxes	(758,167)	(638,403)	(1,504,909)	150,392

Income tax benefit (expense)	1,057	159,726	(20,171)	(55,901)

NET (LOSS) INCOME	(757,110)	(478,677)	(1,525,080)	94,491

Net (Income) Loss attributable to former non-controlling interest	-	29,790	-	(53,418)

NET (LOSS) INCOME ATTRIBUTABLE TO PEN INC.	$(757,110)	$(448,887)	$(1,525,080)	$41,073

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	535,646,508	401,181,389	535,105,724	351,098,340
Diluted	535,646,508	401,181,389	535,105,724	351,098,340

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,525,080)	$94,491
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in inventory obsolescence reserve	(6,650)	26,535
Depreciation and amortization expense	190,719	171,502
Amortization of deferred lease incentives	(3,208)	(9,623)
Stock-based compensation	137,931	103,090
Change in operating assets and liabilities:
Accounts receivable	15,881	713,604
Accounts receivable related party	27,404	8,112
Inventory	343,702	202,031
Prepaid expenses and other assets	(48,617)	(230,562)
Accounts payable	(104,014)	(179,688)
Accounts payable - related parties	14,072	-
Accrued expenses	210,346	101,003
Income taxes payable	-	50,000
Deferred revenue	(2,376)	(25,596)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(749,890)	1,024,899

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	48,121
Purchases of property and equipment	(231,796)	(144,039)

NET CASH USED IN INVESTING ACTIVITIES	(231,796)	(95,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank line of credit	6,209,500	-
Repayment of bank lines of credit	(5,855,754)	(774,919)
Proceeds from bank loan	371,901	-
Repayment of bank loans	(18,595)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	707,052	(774,919)

NET (DECREASE) INCREASE IN CASH	(274,634)	154,062

CASH, beginning of year	464,735	100,367

CASH, end of period	$190,101	$254,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$91,031	$19,230
Income taxes	$4,944	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$13,725	$-
Common stock issued for accrued expenses	$123,285	$-
Reclassification of accrued salary to notes payable - long-term	$41,770	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed in share exchange	$-	$1,689,070
Less: assets acquired in share exchange	-	496,693
Net liabilities assumes	-	1,192,377
Fair value of shares exchanged	-	1,235,282
Increase in intangible assets	$-	$2,427,659

See accompanying notes to unaudited condensed consolidated financial statements.

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

The consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2015 and 2014, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2015 and 2014 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

	At September 30, 2015			At December 31, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Intangible assets	-	-	$200,873	-	-	$239,338
Stock Appreciation Rights Plan A	-	-	$46,146	-	-	$46,146
Equity Credits Issued	-	-	$25,178	-	-	$25,178

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

A roll forward of the level 3 valuation of these three financial instruments is as follows:

	Intangible Assets	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2014	$239,338	$46,146	$25,178
Amortization of intangible assets	(38,465)	-	-
Change in fair value included in net loss	-	-	-
Balance at September 30, 2015	$200,873	$46,146	$25,178

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At September 30, 2015 and December 31, 2014, inventory consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$865,251	$953,566
Finished goods	622,813	813,352
	1,488,064	1,766,918
Less: reserve for obsolescence	(268,016)	(209,818)
Total	$1,220,048	$1,557,100

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the nine months ended September 30, 2015 and 2014.

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

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, the Company recorded approximately $32,747 and $30,030 and $114,440 and $95,538, respectively, as a reduction of sales related to these costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $44,980 and $42,047, and $147,002 and $151,955, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are included in cost of sales. For the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, research and development costs incurred in the development of the Company’s products were $174,736 and $131,371, and $620,291 and $426,740, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, advertising costs charged to operations were $46,522 and $23,360, and $81,290 and $115,474, respectively and are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2015 and December 31, 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2015.

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

Income (loss) per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2015 and December 31, 2014, 6,800,000 contingently issuable common shares that are issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2015	December 31, 2014
Total stock options	2,078,833	4,357,528

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 10, 11 and 13).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Class A common stock	$(0.00)	$(0.00)	$(0.00)	$0.00
Class B common stock	$(0.00)	$(0.00)	$(0.00)	$0.00
Class Z common stock	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding:
Class A common stock	237,266,529	103,209,814	236,775,059	53,126,765
Class B common stock	251,106,508	250,698,105	251,057,196	250,698,105
Class Z common stock	47,273,470	47,273,470	47,273,470	47,273,470
Total weighted average shares outstanding	535,646,508	401,181,389	535,105,724	351,098,340

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

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, Nanofilm shall not a) merge or consolidate with any other company, except for the Combination and shall not suffer a change of control; b) make any capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

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

At September 30, 2015, the Company had $1,127,090 in borrowings outstanding under the Revolving Note with $372,910 available for borrowing under such note. The weighted average interest rate during the period was approximately 7.28%.

NOTE 5 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2015, the principal amount due under the Equipment Note amounted to $353,306.

On June 3, 2015, in connection with a severance package offered to three employees, the Company entered into three promissory note agreements with such employees which obligates the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $41,770. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 2.5% at September 30, 2015). All principal and interest payable under two of these notes aggregating $27,420 are due June 3, 2025 and all principal and interest payable under one of these notes amounting to $14,350 are due June 3, 2020.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On February 7, 2015, the Company issued 208,681 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of convertible promissory notes, and accrued interest of $392 (See note 8). Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital. At September 30, 2015 and December 31, 2014, aggregate convertible notes payable consisted of the following:

	September 30, 2015	December 31, 2014
Convertible notes payable	$-	$10,000
Put premium	-	3,333
Total	$-	$13,333

NOTE 7 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three and nine months ended September 30, 2015 and 2014, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. These transactions were conducted during the normal course of the Company’s business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $38,198 and $40,810 for the three months ended September 30, 2015 and 2014 and totaled $115,316 and $147,862 for the nine months ended September 30, 2015 and 2014, respectively. Accounts receivable from the related party totaled $10,842 and $38,246 at September 30, 2015 and December 31, 2014, respectively.

Other

A board member is a principal in an investment advisory firm which the Company expensed $36,000 and $107,000 in fees and expenses during the three months ended September 30, 2015 and 2014 and $108,000 and $197,000 in fees and expenses during the nine months ended September 30, 2015 and 2014, respectively.

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

Issuances of Common Stock

Common stock issued In connection with a Stock Grant Agreement

Under a Stock Grant Agreement with the former chief financial officer of Applied Nanotech dated in March 2014, the Company issued 889,580 shares on January 31, 2015 and 1,200,000 shares of Class A common stock in February 2015 for an aggregate of 2,089,580 shares of Class A common stock in satisfaction of amounts due of $123,285 pursuant to the Stock Grant Agreement. These shares were valued on the date of grant at $0.059 per share based on the quoted trading price for a total value of $123,285. In connection with these shares, during the year ended December 31, 2014, the Company recorded compensation expense of $123,285 and at December 31, 2014, included $123,285 in accrued expenses on the accompanying unaudited consolidated balance sheet. Upon issuance of these shares in 2015, the accrued interest was relieved and recorded as equity.

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

Common shares issued for services

On May 4, 2015, the Company issued an aggregate of 119,615 shares of Class A common stock and 47,876 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares were valued on the date of grant of May 4, 2015 at $0.0418 per share based on the quoted price of the stock for a total value of $7,000.

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

NOTE 8 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

Stock options outstanding are to purchase Class A common stock, Stock option activities for the nine months ended September 30, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2014	4,357,528	$0.50	-	$-
Exercised	-	-	-	-
Forfeited	(2,278,695)	(0.51)	-	-
Balance Outstanding September 30, 2015	2,078,833	$0.49	4.20	$-

Exercisable, September 30, 2015	2,078,833	$0.49	4.20	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 6,800,000 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $0.10 price, one million of the shares vest, with additional tranches of one million shares vesting if the price reaches $0.15, $0.20, $0.25 and $0.30. The last 1.8 million shares vest at a $0.35 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $0.0729 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation. For the three and nine months ended September 30, 2015, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $123,930, respectively.

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2015 and December 31, 2014. The Company has not experienced any losses in such accounts through September 30, 2015.

NOTE 9 – CONCENTRATIONS (continued)

Customer concentrations

Customer concentrations for the nine months ended September 30, 2015 and 2014 are as follows:

	Revenues
	For the nine months ended September 30,
	2015	2014
Customer A	27%	24%
Customer B	0%	23%
Customer C	11%	11%
Total	38%	58%

	Accounts Receivable
	As of September 30, 2015	As of December 31, 2014
Customer A	25%	31%
Customer C	13%	10%
Total	38%	41%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the nine months ended September 30, 2015 and 2014, total sales in the United States represent approximately 92% and 89% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2015 and 2014.

Vendor concentrations

For the nine months ended September 30, 2015, the Company purchased 55% of its inventory from three suppliers (32%, 12% and 11%, respectively). For the nine months ended September 30, 2014, the Company purchased 51% of its inventory from four suppliers (24%, 9%, 9% and 9%, respectively).

NOTE 10 – EQUITY CREDITS

During 1997, Nanofilm established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nanofilm’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis. The maximum number of credits available for issuance is 385,000. During the nine months ended September 30, 2015, no equity credits were forfeited and no units were redeemed. As of September 30, 2015, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit and, as of December 31, 2014, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit. At September 30, 2015 and December 31, 2014, $25,178 and $25,178 respectively, was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding at each period end.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2015 and December 31, 2014. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined).. Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The August 2014 Combination does not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $46,146 and $46,146, at September 30, 2015 and December 31, 2014, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 12 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2015 and 2014 were i) the Product Segment and ii) the Research and Development Segment. For the 2014 period, the Company began operating in the Research and Development Segment beginning after August 27, 2014. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

NOTE 12 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product segment	$1,674,242	$1,721,307	$5,973,689	$7,360,680
Research and development segment	336,550	233,414	1,418,193	233,414
Total segment and consolidated revenues	2,010,792	1,954,721	7,391,882	7,594,094

Gross profit (loss):
Product segment	664,850	591,105	2,479,150	3,398,810
Research and development segment	(148,401)	22,857	(30,980)	22,857
Total segment and consolidated gross profit	516,449	613,962	2,448,170	3,421,667

Income (loss) from operations
Product segment	$(53,959)	$(355,391)	$275,827	$462,952
Research and development segment	(313,546)	(11,370)	(612,467)	(11,370)
Total segment income (loss)	(367,505)	(366,761)	(336,640)	451,582
Unallocated costs	(366,545)	(281,960)	(1,087,415)	(281,960)
Total consolidated (loss) income from operations	$(734,050)	$(648,721)	$(1,424,055)	$169,622

Depreciation and amortization:
Product segment	$37,857	$82,644	$113,571	$167,010
Research and development segment	12,873	4,492	38,683	4,492
Total segment depreciation and amortization	50,730	87,136	152,254	171,502
Unallocated depreciation	12,822	-	38,465	-
Total consolidated depreciation and amortization	63,552	87,136	190,719	171,502

Capital additions:
Product segment	$4,204	$136,981	$228,410	$144,039
Research and development segment	-	-	3,386	-
Total segment capital additions	4,204	136,981	231,796	144,039
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$4,204	$136,981	$231,796	$144,039

	September 30, 2015	December 31, 2014
Segment tangible assets:
Product segment	$865,490	$750,651
Research and development segment	64,899	100,196
Total consolidated tangible assets	$930,389	$850,847

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2015 were (i) the Product Segment and (ii) the Research and Development Segment. For the three and nine months ended September 30, 2014, the two reportable segments were (i) the Product Segment and (ii) the Research and Development Segment.

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

The first new product is HALO surface protector. It is expected to be part of a family of products that can protect against unhealthy substances at the nanoscale-level. Revenues from the surface protector are reported in our Product Segment. The patent-pending product is a spray cleaner that penetrates and fortifies the surface. This fortifier and protector can clean and protect many surfaces, both natural and man-made. After application, the product continues to fortify and protect, creating a healthy surface.

Our product is made with safe ingredients and does not use harsh chemicals or disinfectants. We start with a natural mineral that is milled and engineered into a smaller shape and size. Then, the milled mineral is mixed with a proprietary cleaner solution to create our product. The mineral chosen is stable in air and water. No governmental approvals are required for sale of this product. The product:

●	Rids surface of dust, dirt and debris;
●	Leaves a healthy surface;
●	Is safe to use;
●	Will continue to work after application;
●	Is fast acting;
●	Is non-corrosive;
●	Is easy to apply;
●	Is non-flammable;
●	Is friendly to the environment;
●	Is odor-free; and
●	Is stain-free.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2015 and 2014.

In the 2014 periods, all of our results of operations relate to our Product segment since the results of operations related to our research and development segment are only included in our results of operations for the three and nine months ended September 30, 2015.

The acquired research and development segment has a history of net losses and negative cash flow from operations. Since the Combination, we have made efforts to cut costs and achieved positive or break-even cash flow from operations in that segment by the end of 2014.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2015 and 2014

Revenues:

For the three and nine months ended September 30, 2015 and 2014, revenues consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Sales:
Product segment	$1,674,242	$1,721,307	$5,973,689	$7,360,680
Research and development segment	336,550	233,414	1,418,193	233,414
Total segment and consolidated sales	$2,010,792	$1,954,721	$7,391,882	$7,594,094

For the three and nine months ended September 30, 2015, sales from the Product segment decreased by $47,065 or 2.7%, and $1,386,991 or 18.8% as compared to the three and nine months ended September 30, 2014, respectively, which was primarily attributable to several factors. In 2013, we experienced delays in the production of anti-fog cloths which resulted in higher than normal sales in the first half of 2014. Due to the overstocking of the anti-fog cloths at a major customer in the first half of 2014, we experienced reduced sales in the 2015 period.

For the three and nine months ended September 30, 2015, revenues from our research and development segment amounted to $336,550 and $1,418,193, respectively. For the three and nine months ended September 30, 2014, revenues from our research and development segment amounted to $233,414 and $233,414, respectively. For the 2014 periods we did not recognize revenues for this segment until after August 27, 2014 (the date of Combination).

Cost of revenues.

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment as summarized as follow:

We only report results for the Research and development segment in 2014 after August 27, 2014, the date of the Combination.

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Cost of revenues:
Product segment	$1,009,775	$1,130,202	$3,494,922	$3,961,870
Research and development segment	484,568	210,557	1,448,790	210,557
Total segment and consolidated cost of revenues	$1,494,343	$1,340,759	$4,943,712	$4,172,427

Gross profit and gross margin.

For the three months ended September 30, 2015, gross profit amounted to $516,449 as compared to $613,962 for the three months ended September 30, 2014, a decrease of $97,513 or 15.9%. For the three months ended September 30, 2015 and 2014, gross margins were 25.7% and 31.4%, respectively. For the nine months ended September 30, 2015, gross profit amounted to $2,448,170 as compared to $3,421,667 for the nine months ended September 30, 2014, a decrease of $973,497 or 28.4%. For the nine months ended September 30, 2015 and 2014, gross margins were 33.1% and 45.1%, respectively.

Gross profit and gross margin by segment is shown below. We only report results for the Research and development segment in 2014 after August 27, 2014, the date of the Combination.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	%	2014	%	2015	%	2014	%
Gross profit:
Product segment *	664,467	40.0%	591,105	34.3%	2,479,150	41.5%	3,398,810	46.2%
Research and development segment*	(148,018)	(44.0)%	22,857	9.8%	(30,980)	(2.2)%	22,857	9.8%
Total gross profit	516,449	25.7%	613,962	31.4%	2,448,170	33.1%	3,421,667	45.1%

* Gross margin % based on respective segments revenues.

For the three months ended September 30, 2015, the increase in gross margins for the product segment as compared to that period in 2014 was due largely to product mix in optical products. For the nine months ended September 30, 2015, the decrease in gross margins from the Product segment as compared to the comparable 2014 period was primarily attributable to higher sales of our higher margin anti-fog and protective coating products in the 2014 periods as compared to 2015 periods as discussed in revenues above.

The decrease in gross margins from the research development segment for the three months ended September 30, 2015 as compared to the nine months ended September 30, 2015 was attributable to a decrease in revenues related to a decrease in the number of research projects being performed and the allocation of fixed overhead and salaries to the reduced number of projects.

Operating expenses:

For the three months ended September 30, 2015, operating expenses amounted to $1,250,499 as compared to $1,262,683 for the three months ended September 30, 2014, a decrease of $12,184 or 1.0%. For the nine months ended September 30, 2015, operating expenses amounted to $3,872,225 as compared to $3,252,045 for the nine months ended September 30, 2014, an increase of $620,180 or 19.0%. For the three and nine months ended September 30, 2015 and 2014, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Selling and marketing expenses	$83,488	$42,033	$214,599	$186,062
Salaries, wages and contract labor	554,809	574,213	1,742,248	1,448,993
Research and development	174,736	131,371	620,291	426,740
Professional fees	202,571	249,503	546,622	568,225
General and administrative expenses	234,895	265,563	748,465	622,085
Total	$1,250,499	$1,262,683	$3,872,225	$3,252,045

●	For the three months ended September 30, 2015, sales and marketing expenses increased by $41,455 or 98.6% as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, sales and marketing expenses increased by $28,537 or 15.3% as compared to the nine months ended September 30, 2014. For the three months ended September 30, 2015, the increase was attributable to an increase in commissions of approximately $5,400 and an increase in other sales and marketing expenses of approximately $36,000 as compared to the comparable 2014 period. For the nine months ended September 30, 2015, the increase was attributable to an increase in commissions of approximately $9,200 and an increase in other sales and marketing expenses of approximately $19,000 as compared to the comparable 2014 period. These increases were attributable to increased sale incentives and an increase in marketing efforts to promote new product lines in our product segment.

●	For the three months ended September 30, 2015, salaries, wages and related benefits decreased by $19,404, or 3.4%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, salaries, wages and contract services increased by $293,315, or 20.2%, as compared to the nine months ended September 30, 2014. For the three months ended September 30, 2015, the decrease was primarily attributable to a decreases in salaries and related benefits in our product segment of approximately $56,000 relating to a reduction in staff, offset by an increase in salaries of approximately $9,110 related to the acquisition of Applied Nanotech, and an increase in stock-based compensation of approximately $27,500 associated with our contract with Dr. Yaniv. For the nine months ended September 30, 2015, the increase was primarily attributable to an increase in salaries of approximately $101,900 related to the acquisition of Applied Nanotech, and an increase in stock-based compensation of approximately $110,200 associated with our contract with Dr. Yaniv, and an increases in salaries and related benefits in our product segment of approximately $81,200 relating to the hiring of internal legal staff. We are currently analyzing our staff needs and have begun to reduce our labor force due to cost-cutting measures.

●	For the three months ended September 30, 2015, research and development costs increased by $43,365 or 33.0%, as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, research and development costs increased by $193,551 or 45.4%, as compared to the nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, these increases were attributable to research and development costs incurred in connection with our new surface protector and fortifier product of approximately $57,428 and $204,744, and a decrease of approximately $14,063 and $11,193 in research and development costs incurred in our product segment related to the development of a new product formulations and new lens cleaning and conditioning products, respectively.

●	For the three and nine months ended September 30, 2015, professional and other fees decreased by $46,932 or 18.8%, and $21,603 or 3.8%, as compared to the three and nine months ended September 30, 2014, respectively. These decreases were attributable to a decrease in professional fees as compared to the fees incurred in the 2014 period associated with the Combination.

●	For the three months ended September 30, 2015, general and administrative expenses decreased by approximately $30,700 or 11.6% as compared to the three months ended September 30, 2014. For the nine months ended September 30, 2015, general and administrative expenses increased by approximately $126,400 or 20.3% as compared to the nine months ended September 30, 2014. For the three months ended September 30, 2015, the decrease were primarily attributable to a decrease in amortization expense related to intangible assets of $27,600. For the nine months ended September 30, 2015, the increase was attributable to an increase in general and administrative expenses of approximately $79,100 related to the acquisition of Applied Nanotech and increases in other expenses such as D&O insurance and travel expenses of approximately $80,000 offset by a decrease in depreciation and amortization of $33,000.

(Loss) Income from operations.

As a result of the factors described above, for the three months ended September 30, 2015, loss from operations amounted to $(734,050) as compared to $(648,721) for the three months ended September 30, 2014, a change of $(85,329) or (13.1)%, and for the nine months ended September 30, 2015, loss from operations amounted to $(1,424,055) as compared to income from operations of $169,622 for the nine months ended September 30, 2014, a change of $(1,593,677).

Other income (expense).

Other income (expense) includes interest expense and other income (expense). For the three months ended September 30, 2015, total other expenses amounted to $(24,117) as compared to other income of $10,318, an increase of $(34,435). This increase in other expenses was attributable to an increase in interest expense of approximately $(25,000) attributable to the increase in borrowing under the line of credit and additional unused line of credit fees and a decrease in other income of $9,294. For the nine months ended September 30, 2015, total other expenses amounted to $(80,854) as compared to other expenses of $(19,230), an increase of $(61,624). This increase was attributable to an increase in interest expense of approximately $(71,800) attributable to the increase in borrowing under the line of credit and additional unused line of credit fees offset in an increase in other income of $10,177.

Income taxes

For the three and nine months ended September 30, 2015, income tax expense (benefit) amounted to $(1,057) and $20,171 as compared to $(159,726) and $55,901 for the three and nine months ended September 30, 2014, respectively. Beginning at the end of February 2014, Nano became subject to federal and state corporate income taxes and the expense (benefit) for the nine months ended September 30, 2014 represents the period from the end of February 2014 date through the date of the Combination on August 27, 2014.

Net (loss) income and net (loss) income attributable to PEN Inc

As a result of the foregoing, for the three and nine months ended September 30, 2015, net loss amounted to $(757,110) and $(1,525,080) as compared to net income (loss) of $(478,677) and $94,491 for the three and nine months ended September 30, 2014, a change of $(278,433) or 58.2% and $(1,619,571) or 1,714%, respectively.

Our historical results of operations include an allocation of the net income of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the Combination when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. For the three and nine months ended September 30, 2014, net income (loss) attributable to former non-controlling interest amounted to $(29,790) and $53,418, respectively. During the 2015 periods, we did not have any non-controlling interests.

For the three months ended September 30, 2015 and 2014, net loss attributable to PEN Inc. amounted to $(757,110) or $(0.00) per common share (basic and diluted), and $(448,887) or $(0.00) per common share (basic and diluted), respectively. For the nine months ended September 30, 2015 and 2014, net (loss) income attributable to PEN Inc. amounted to $(1,525,080) or $(0.00) per common share (basic and diluted), and $41,073 or $0.00 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURSES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $(882,136) and $190,101 of cash as of September 30, 2015 and working capital of $86,636 and $464,735 of cash as of December 31, 2014.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to September 30, 2015:

			December 31, 2014 to September 30, 2015
	September 30, 2015	December 31, 2014	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,688,549	$3,293,155	$(604,606)	(18.4)%
Total current liabilities	3,570,685	3,206,519	(364,166)	11.4%
Working capital (deficit):	$(882,136)	$86,636	$(968,772)	(358.1)%

The decrease in working capital of $882,136 was primarily attributable to a decrease in current assets of $604,606 including a decrease in cash of $274,634, a decrease in accounts receivable of $43,285, and a decrease in inventory of $337,052, offset by an increase in prepaid expenses and other current assets of $50,365. Additionally, current liabilities increased by $280,166 including an increase in amounts due on the bank revolving line of credit of $353,746 offset by a decrease in other current liabilities of $73,580.

Net cash flow used by operating activities was $749,890 for the nine months ended September 30, 2015 as compared to net cash provided by operating activities of $1,024,899 for the nine months ended September 30, 2014, a decrease of $1,774,789.

●	Net cash flow used in operating activities for the nine months ended September 30, 2015 primarily reflected a net loss of $1,525,080 adjusted for the add-back of non-cash items consisting of depreciation and amortization of $190,719, stock-based compensation expense of $137,931, and other non-cash items of $(9,858), and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable (third party and related party) of $43,285 due to timing of collections, a decrease in inventory of $343.702, and an increase in accrued expenses of $210,346 offset by an increase in prepaid expense and other assets of $48,617 and a decrease in accounts payable of $104.014.

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

Net cash used in investing activities was $231,796 for the nine months ended September 30, 2015 as compared to net cash used in investing activities of $95,918 in the same period in 2014. For the nine months ended September 30, 2015, net cash flow used in investing activities reflects the purchase of property and equipment of $231,796 attributable to the purchase of additional packaging equipment. For the nine months ended September 30, 2014, net cash flow used in investing activities reflects the purchase of property and equipment of $144,039 offset by cash acquired in Combination of $48,121.

Net cash provided by financing activities was $707,052 for the nine months ended September 30, 2015 as compared to net cash used in financing activities of $(774,919) in the same period in 2014. During the nine months ended September 30, 2015, we received proceeds from a bank note of $371,901 and proceeds from a bank line of credit of $6,209,500 offset by the repayment of bank note of $18,595 and repayment of bank line of credit of $5,855,754. During the 2014 period, we repaid a bank line of credit of $774,919.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including research and development and marketing expenses, legal and other fees incurred in connection with our patents and technologies, capital expenditures and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues, the extent of our research and development activities and our ability to control costs, including the integration of Nano and Applied Nanotech. We have historically financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. We plan to seek additional equity financing to fund growth of our operations.

Revolving Credit Note

In April 2014, our subsidiary, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after the due date. The Company, at any time or from time to time upon three business days’ written notice to Lender, prepay the Revolving Note in full. If Borrower prepays the Revolving Note in full and terminates the Revolving Note after, or if Lender terminates the Revolving Note after default, then, in addition to all other amounts due to Lender and/or paid by the Company, the Company must pay a termination premium equal to 2.0% of the maximum loan amount. Nanofilm used $988,000 of proceeds of the Revolving Note to payoff certain other indebtedness to its then Lender.

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

At September 30, 2015, we had $1,127,090 in borrowings outstanding under the Revolving Note with $372,910 available for borrowing under such note. The weighted average interest rate during the nine month period ended September 30, 2015 was approximately 7.28%. Borrowings under the line of credit may be limited based on our borrowing base, as defined in the agreement, as amended.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2015, the principal amount due under the Equipment Note amounted to $353,306.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

PEN Inc.
(Registrant)

Date: November 16, 2015	/s/ Scott Rickert
Scott Rickert.
President and Chief Executive Officer

Date: November 16, 2015	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer

