Form 10-K
period 2015-12-31
PEN INC.
filed 2016-03-30
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015;

or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

PEN Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State of Incorporation)	(IRS Employer Identification Number)

701 Brickell Ave., Suite 1550, Miami, Florida 33131

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTCQB system on June 30, 2015 of $0.032, was approximately $7.2 million.

As of March 30, 2016, the registrant had 1,378,312 shares of Class A Common Stock, 1,396,302 shares of Class B Common Stock, and 262,631 shares of Class Z Common Stock issued and outstanding.

Documents Incorporated by Reference

No documents are incorporated by reference into this annual report on Form 10-K

PEN INC.

FORM 10-K

PART I

Item 1. Business

PEN’s primary business is the marketing and sale of products enabled by nanotechnology. We develop and sell products based on our portfolio of intellectual property. Our current products are a portfolio of nano-layer coatings, nano-based cleaners, printable inks and pastes, and thermal management materials. Additionally, we conduct research and development services for governmental and private customers.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the years ended December 31, 2015 and 2014 were (i) the Product Segment (which we formerly called the Nanofilm segment) and (ii) the Research and Development Segment.

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

The first new product is expected to be part of a family of cleaning products that protect and fortify surfaces at the nanoscale-level. The patent-pending product is a spray that penetrates and fortifies the surface. This surface fortifier is safe for use on many surfaces, both natural and man-made. After application, the product continues to fortify and protect, creating a healthy surface.

Our product is made with safe ingredients and does not use harsh chemicals or disinfectants. We start with a natural mineral that is milled and engineered into a smaller shape and size. Then, the milled mineral is mixed with a proprietary cleaner solution to create our product. The mineral chosen is stable in air and water. No governmental approvals are required for sale of this product. The product:

●	Rids surface of dust, dirt and debris;

●	Leaves a healthy surface;

●	Is safe to use;

●	Will continue to work while on the surface;

●	Is fast acting;

●	Is non-corrosive;

●	Is easy to apply;

●	Is non-flammable;

●	Is environmentally-friendly;

●	Is odor-free; and

●	Is stain-free.

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

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. In particular, revenues from two customers constituted approximately 28% and 11% respectively, of 2015 total revenue. Revenues from three customers constituted approximately 24%, 16% and 10% respectively, of 2014 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. The loss of one of the largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

Research and Development Segment

We are a global leader in nanotechnology research and development and this segment focuses on generating revenues through performing research services. Our nanotechnology research is aimed at solving problems at the molecular level - working with the basic properties of matter to create new and improved materials and technologies. We do both research and development, including proof of concepts and prototypes, for proposed PEN products and research and development under contract for government and private entities. In our work on products for PEN we focus on using only the submicron size particles, not smaller nanoparticles that are subject to much greater government regulation. Our work generally falls under one of three technology platforms:

●	Nanosensor technology;

●	Nanoelectronics; and

●	Submicron particle formulations and materials for health and safety products.

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

We have had a long-standing relationship with Ishihara Chemical Company, Ltd., a leading industrial chemical products company headquartered in Japan, to develop conductive inks that can be deposited using an additive process such as ink-jet printing, aerosol-jet printing or screen printing. Our work with Ishihara started in early 2006 and in past years, we received over $2.5 million in research funding from Ishihara and a $1.5 million up-front license payment. Because of Ishihara’s heavy financial commitment to the project, all intellectual property generated by the project is jointly owned by ANI and Ishihara and the license agreement signed in 2009 gave Ishihara the exclusive right to use this technology. Ishihara can choose to give up this exclusivity at any time. Ishihara may introduce a product at some point in the future. We may at some point in the future receive royalties of up to 4% on Ishihara product sales. If, however, Ishihara chooses to give up its exclusivity, it will owe no future royalties.

Other metallic inks - After our initial work in copper, we expanded our work with conductive inks to include nickel, silver, aluminum, and other inks, as well as conductive pastes. In particular, we have developed aluminum and silver inks and pastes that can improve the production of solar cells. We have also developed a highly efficient aluminum paste that can be used in solar cell production.

In 2014 we amended, agreements with our former licensee Sichuan Anxian Yinhee Construction and Chemical Company (“YHCC”), transferring certain solar-ink-related patents to an affiliate of YHCC and receiving back a royalty free license to use the patents in fields other than solar applications.

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

Technical Inks Printing Solution (TIPS)

Conductive inks have the potential to revolutionize many types of electronics manufacturing. Our strategy is to provide a comprehensive solution for end users not just by developing inks, but assisting in the process from start to finish. We call this our Technical Inks Printing Solution. We have done extensive research on the raw materials (submicron particles) and developed relationships with suppliers that allow us to supply a variety of submicron particles. In addition, we have studied a variety of potential end user products to help develop specifications for the inks. We have also formed relationships with hardware manufacturers with the goal of providing seamless integration into high volume manufacturing for companies wishing to use conductive inks in their manufacturing processes. In addition to traditional 2D printing applications, we developed a multifunctional copper ink for 3D printing applications, the fastest growing segment of printed electronics.

Numerous other companies are working with other technologies for the commercial use of conductive inks and pastes. The commercialization of products using our technology depends on the results of our research compared with results achieved by others, as well as other factors including raw material costs, marketing, resources, and production capabilities.

Sensors

Our approach to sensor technology offers the unique advantage of recognizing and sometimes measuring materials at the molecular level. We are pursuing multiple technology platforms to address specific market needs. Our competition in the sensor area will come from a variety of technologies and companies depending on the purpose and use of the sensor. The areas where we are currently active are:

Ion Mobility Sensors. We are currently developing sensors based on Ion Mobility Sensor (“IMS”) technology focusing on Differential Mobility Spectroscopy (“DMS”). These sensors are ideal for use when both high sensitivity and high selectivity (low false positives) are required. We have also improved on existing IMS and DMS technology by developing our proprietary nonradioactive gas ionization sources to replace the radioactive isotopes that are currently used in these tools. We are currently involved in projects to develop highly sensitive Mercaptan and Methane sensors for use in the natural gas industry under funding from the Northeast Gas Association, and sensors for detection of citrus greening disease under funding from the California Citrus Research Board and the U.S. Department of Agriculture (“USDA”).

We have also applied this technology to other applications including other agricultural pathology areas, wound care, and breath analysis. For example, we have received National Institute of Health (“NIH”) funding to develop technology for early detection of pressure ulcers (aka bed sores) in collaboration with the University of California – Davis. We are also funded by the NIH to develop a breath analyzer for detecting alcoholic hepatitis in collaboration with Cleveland Clinic. The U.S. Army funded work to identify pollen based on odor analysis for forensic applications. We also received funding from the USDA for developing rapid tests for food safety.

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

Submicron Particle Formulations and Materials for Health and Safety Applications

Our work in the health and safety area builds on our understanding of certain compounds from our extensive work related to inks and pastes. The understanding of the chemistry of these particles and their interaction with surfactants and other solutions was combined with research and development work done for products already sold commercially resulted in new product concepts and materials with superior properties for applications in the field of health and safety. Using our experience with metallic inks and our prior work with carbon nanotube composites we developed a new thin carbon foil made of layers of graphene for use in cyclotron accelerators that produce nuclear pharmaceuticals used by the medical field in Positron Emission Tomography(PET) imaging

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and we seek, when appropriate, protection for our products and proprietary technology through the use of patents. Historically, we made filings in the United States and selected foreign jurisdictions. Beginning in 2014, as a cost saving measure, we became much more selective in filing patents and in the jurisdictions where we act to protect our rights with respect to work that is less likely to result in products that we can sell ourselves. Still, our patent portfolio consists of approximately 75 patents, including issued patents and patent applications pending before foreign and United States Patent and Trademark Offices. Trade secret protection is also important to our products.

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

Government Contracts

A portion of our revenue consists of reimbursement of expenditures under U.S. government contracts. We recognized $1,187,994 of revenue from government contracts during the year ended December 31, 2015. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2015, we have several government contracts in process that have approximately $928,200 of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs it incurs and its compliance with all applicable laws, regulations and standards. We have been audited by the government, with no material changes, and in the future we expect to be audited by the government; however we expect the results of any government audits to have an insignificant effect on our operations and our financial statements.

Research and Development

Research and development activity is the driver of our new product development and improvement of existing products. For the years ended December 31, 2015 and 2014 research and development costs incurred in the development of the Company’s products were $ 744,346 and $607,049 respectively This represents approximately 15% and 13% of our total operating costs in each of those years (prior to an impairment loss in 2015 and 2014). The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Research and development work includes development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product. As we continued to reduce our costs in 2015, we eliminated some unfunded research and development cost.

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

Employees

As of December 31, 2015 we had 38 full-time employees, plus 3 executive officers. At the present time, we do not anticipate the need to hire significant additional employees to support our existing business. If product sales increase, or we begin to see commercial sales of new products, we may hire additional employees. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks relating to our Business

The timeline for commercial sales of new products, the profit margins that new products can command and customer acceptance of new products, are all key to our success and all are unpredictable.

We plan to create new products using our intellectual property. To implement this plan, we must identify products that can benefit from our intellectual property, take the products from concept to prototype, and make and sell the new product commercially. Many factors affect a customer’s acceptance of new products and many new product ideas are never realized. Many others never achieve commercial success. If we cannot develop and commercialize new products it will adversely impact our business and results of operations.

We may be unable to continue as a going concern if we do not successfully raise additional capital.

We may need to raise additional funds through public or private debt or equity financings, as well as obtain credit from vendors to be able to fully execute our business plan. If we are unable to successfully raise the capital we need, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to adjust our operations or raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. In addition, any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

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

Our marketing and acquisition strategy is expected to require additional capital, and our failure to raise capital when needed could prevent it from growing.

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

Our marketing, sales and distribution experience and capabilities are limited. Our ability to achieve success with new products depends on successfully marketing products and attracting customers and building brand loyalty. To successfully perform sales, marketing, distribution and customer support functions we have strengthened our management team and plan to make strategic acquisitions, but if we cannot accomplish that, may be forced to endeavor to accomplish this ourselves. If that occurs, we will face a number of risks, including:

●	The time and cost of creating a sales and marketing team and sales force;

●	The time and cost of creating a sales and marketing program for a new product;

●	The risk that competitors react to challenge new products that we introduce with increased sales and marketing, promotions and advertising;

●	The time and cost to identify and convince customers to purchase a new product; and

●	The time and cost to create brand awareness and loyalty for new products.

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

If an active market for our stock develops and continues, our stock price nevertheless may be volatile. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	Fluctuation in our quarterly operating results or the operating results of our competitors;

●	Changes in estimates of our financial results or recommendations by securities analysts;

●	Variance in our financial performance from the expectations of investors or securities analysts;

●	Changes in the estimation of the future size and growth rate of our markets;

●	Changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

●	Failure of our products to achieve or maintain market acceptance or commercial success;

●	Conditions and trends in the markets we serve

●	Changes in general economic, industry and market conditions;

●	Success of competitive products and services;

●	Changes in market valuations or earnings of our competitors;

●	Changes in our pricing policies or the pricing policies of our competitors;

●	Announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

●	Changes in legislation or regulatory policies, practices, or actions;

●	The commencement or outcome of litigation involving our company, our general industry or both;

●	Recruitment or departure of key personnel;

●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	Actual or expected sales of our common stock by our stockholders; and

●	The trading volume of our common stock.

In addition, the stock market in general, the OTCQB and the market for nanotechnology companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

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

Our common stock has in the past been a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock.”

In the past, our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, these rules impose additional sales practice and disclosure requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may also affect your ability to resell our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease facilities in three locations. Our headquarters is in leased space in Miami, Florida. Our leased space in Austin, Texas is used primarily by our Research and development segment. Leased office, manufacturing and laboratory space in Valley View, Ohio is used by our Product segment. These facilities are adequate for our current needs.

Item 3. Legal Proceedings.

We are a defendant in the matter of Dongsheng Mao v. PEN Inc., Cause No. D-1-GN-16-00065 in the 345th Judicial District Court of Travis County, Texas. The plaintiff is a former employee of Applied Nanotech Inc. His employment was terminated in 2015 and he seeks payment of deferred compensation allegedly due to him. We will contest the case vigorously. The claim is for $83,000, but the loss in the event of an unfavorable outcome could include other fees and expenses such as statutory interest, attorney’s fees and other costs.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock, $0.0001 par value, trades on the OTCQB system under the symbol “PENC”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by that system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. None of the prices shown reflect the 180 to 1 reverse stock split that was effective on January 26, 2016.

		High	Low

2014	First Quarter	$0.11	$0.03
	Second Quarter	$0.09	$0.04
	Third Quarter	$0.10	$0.04
	Fourth Quarter	$0.06	$0.04

2015	First Quarter	$0.065	$0.035
	Second Quarter	$0.08	$0.0272
	Third Quarter	$0.04	$0.0187
	Fourth Quarter	$0.036	$0.0ii

As of March 29, 2016, the closing sale price for our Class A common stock as reported on the OTCQB system was $3.20. As of that date, there were approximately 354 shareholders of record for our Class A common stock, three holders of record of our Class B common stock and one holder of record of our Class Z common stock. This does not include beneficial owners holding Class A common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 5,115 shareholders.

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

Recent Sales of Unregistered Securities

On November 30, 2015, we issued an aggregate of 1,048 shares of Class A common stock and 524 shares of Class B common stock to our directors as partial compensation for their Board service. Additionally, on February 17, 2016, we issued 1,248 shares of Class A common stock and 624 shares of Class B common stock to our directors as partial compensation for their Board service. The issuances of these shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and 3(a)(9).

Equity Compensation Plan Information

The table below sets out as of December 31, 2015 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and other than the securities to be issued upon the exercise of the outstanding options, warrants an rights, the number of securities remaining available for future issuance under the plan (column (c)).

Not reflected in the chart below are rights in the Stock Appreciation Rights Plan of Nanofilm that was assumed by us in the Combination. The number of rights that will be issued under that Plan will be determined at the time of our first registered offering based on the price of the shares and therefore the number of shares to be issued is not calculable at this time. No further Stock Appreciation Rights are issuable under that Plan. For further information about that Plan see Note 17 to our Consolidated Financial Statements.

Plan Category	Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
		(a)	(b)	(c)
Approved by stockholders	Restricted Stock Agreement with Mr. Yaniv (1)	37,778	-	-0-
Not approved by stockholders	2002 and 2012 Equity Compensation Plans (2)	12,397	$0.50	15,380
	2015 Equity Incentive Plan (3)	0		93,827
	Equity Credit Program and Stock Appreciation Rights Plan (4)		-	-0-

(1)	The Restricted Stock Agreement with Mr. Yaniv was approved by an advisory vote of the stockholders on August 22, 2014. Under the Restricted Stock Agreement as adjusted for the reverse stock split that was effective in January 2016, he holds 37,778 shares of our Class A common stock, subject to forfeiture (the “Forfeiture Restrictions”) which expire upon the first to occur of (i) a change in control of the company, (ii) the death of Mr. Yaniv, or (iii) if more than 180 days after closing the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $18 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27, $36, $45, $54. The last 10,000 shares vest at a $63 price threshold. Any shares with respect to which the Forfeiture Restrictions have not expired by the fifth anniversary of the date of award will be forfeited.

(2)	The 2002 Equity Compensation Plan was approved by a wide majority of the shareholders actually casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote actually cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. All options granted under both plans were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in the plan. Adjusted for the reverse stock split that was effective January 26, 2016, a total of 27,778 options were authorized under the 2012 plan.

(3)	The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. The Plan permits stock awards as well as option grants. Under this Plan we can make stock grants or option grants. If awards expire unexercised, or restricted shares are forfeited, those shares are again available for grant under the Plan. See the further description of this Plan in Note 12 to the Consolidated Financial Statements.

(4)	There are 77,700 equity credits outstanding on December 31, 2015 that entitle the holders to receive shares of our Common Stock under certain circumstances, but the number is not determinable at this time. See the description of the Equity Credit Program in Note 16 to the Consolidated Financial Statements. No further Equity Credits are issuable under the Program. The Nanofilm Stock Appreciation Rights Plan will, under certain circumstances, result in the issuance of shares of our common stock, but that number is not determinable at this time. See the description of that Plan in Note 17 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. PEN is the result of a business combination (the “Combination”), that closed at the end of August, 2014 (and disclosed elsewhere in this annual report).

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

Our principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the year ended December 31, 2015 and for the 2014 period were (i) the Product Segment and (ii) the Research and Development Segment.

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

Effective January 26, 2016 we effected a 180 to 1 reverse split of our outstanding common stock. At the same time we reduced the number of our authorized shares of common stock to a total of 10,000,000 shares comprised of 7,200,000 shares of Class A common stock, 2,500,000 shares of Class B common stock, and 300,000 shares of Class Z common stock and set a par value of $0.0001 per share of all classes of our common stock upon the effectiveness of the reverse stock split. All share and per share data in this report have been retroactively restated to reflect the effect of the reverse split and authorized shares.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2015 and 2014.

For the 2014 period, substantially all of our results of operations relate to our Product segment since the results of operations related to our research and development segment are only included in our results of operations for the period from August 27, 2014, (the effective date of the merger) to December 31. 2014.

The acquired research and development segment has a history of net losses and negative cash flow from operations. Since the Combination, we have made efforts to cut costs and have subleased excess space in order to reduce net losses and cash used in operations. We continue to monitor costs and to reduce costs in order to achieve positive or break-even cash flow from operations in this segment.

Comparison of Results of Operations for the Year Ended December 31, 2015 and 2014

Revenues:

For the years ended December 31, 2015 and 2014, revenues consisted of the following:

	Year Ended December 31,
	2015	2014
Sales:
Product segment	$7,920,148	$9,177,568
Research and development segment	1,764,924	772,909
Total segment and consolidated sales	$9,685,072	$9,950,477

For the year ended December 31, 2015, sales from the Product segment decreased by $1,257,420 or 13.7% as compared to the year ended December 31, 2014 and was primarily attributable to lower sales of anti-fog products. In 2013, we experienced delays in the production of anti-fog cloths which resulted in heavier than normal sales in the first half of 2014.

For the year ended December 31, 2015, sales from our research and development segment totaled $1,764,924. For the year ended December 31, 2014, we reported sales of this segment of $772,909 representing sales from August 27, 2014 (the date of Combination) to December 31, 2014.

Cost of revenues.

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment.

For the year ended December 31, 2015, cost of revenues amounted to $6,344,133 as compared to $5,650,116 for the year ended December 31, 2014, an increase of $694,017 or 12.3% in large part attributable to the inclusion of the results of the Research and development segment operation for the entire 2015 period. These consisted of the following:

	Year Ended December 31,
	2015	2014
Cost of revenues:
Product segment	$4,561,506	$5,014,296
Research and development segment	$1,782,627	635,820
Total segment and consolidated cost of revenues	$6,344,133	$5,650,116

Gross profit and gross margin.

For the year ended December 31, 2015, gross profit amounted to $3,340,939 as compared to $4,300,361 for the year ended December 31, 2014, a decrease of $959,422 or 22.3%. The reduction was due to a combination of the lower revenue in the Product segment which reduced its margins and the inclusion of the Research and development segment for the entire 2015 period. For the years ended December 31, 2015 and 2014, gross margins were 34.5% and 43.2%, respectively.

Gross profit and gross margin by segment is as follows:

	Year Ended December 31,
	2015	%	2014	%
Gross profit:
Product segment *	3,359,734	42.4%	4,163,272	45.4%
Research and development segment *	(19,425)	(1.00)	137,089	17.7
Total gross profit	3,340,939	34.5%	4,300,361	43.2%

*	Gross margin % based on respective segments sales.

Operating expenses:

For the year ended December 31, 2015, operating expenses amounted to $5,081,142 as compared to $6,590,179 for the year ended December 31, 2014, a decrease of $1,509,037 or 22.9%. For the years ended December 31, 2015 and 2014, operating expenses consisted of the following:

	Year Ended December 31,
	2015	2014
Selling and marketing expenses	$280,173	$235,234
Salaries, wages and contract labor	2,214,956	2,003,996
Research and development	744,346	607,049
Professional fees	660,584	814,518
General and administrative expenses	993,032	996,238
Impairment loss	188,051	1,933,144
Total	$5,081,142	$6,590,179

●	For the year ended December 31, 2015, selling and marketing expenses increased by $44,939 or 19.1% as compared to the year ended December 31, 2014. The increase was primarily attributable to an increase in commissions of approximately $19,900 and an increase in trade show expenses of $24,300.

●	For the year ended December 31, 2015, salaries, wages and contract services increased by $210,960, or 10.5%, as compared to the year ended December 31, 2014. These increases were primarily attributable to an increase in stock-based compensation of approximately $70,000, an increase in salaries of approximately $64,000 related to the inclusion of salaries of Applied Nanotech from the date of Combination to December 31, 2014 as compared to the entire year of 2015, and increases in executive, marketing and other administrative salaries and related benefits in our product segment of approximately $113,000 relating to market development activities, offset by a decrease in executive compensation of approximately $36,000 due to cost cutting measures. We expect that salaries, wages and contract services will remain consistent with 2015 or decrease in 2016 as we continue to analyze staffing needs and monitor cost–cutting activities.

●	For the year ended December 31, 2015, research and development costs increased by $137,297 or 22.6%, as compared to the year ended December 31, 2014. The increase during the period was attributable to increase in development costs related to HALO product of approximately $178,000 offset by a decrease of approximately $41,000 related to the development of gel and foam lens cleaner in our product segment that occurred in 2014.

●	For the year ended December 31, 2015, professional fees decreased by $153,934 or 18.9%, as compared to the year ended December 31, 2014. The 2014 period included professional fees related to the combination that closed in August 2014.

●	For the year ended December 31, 2015, general and administrative expenses decreased by $3,206 or less than 1% as compared to the year ended December 31, 2014.

●	In December 2015 and December 2014, we assessed our long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2015 and 2014. We recorded an impairment charge of $188,051 and $1,933,144 for the years ended December 31, 2015 and 2014, respectively, related to our intangible assets.

Income (loss) from operations.

As a result of the factors described above, for the year ended December 31, 2015, loss from operations amounted to $1,740,203 as compared to a loss from operations of $2,289,818 for the year ended December 31, 2014, a decrease of $549,615 or 24.0%.

Other income (expense).

Other income (expense) includes interest expense, other income, net and interest income. For the year ended December 31, 2015, total other expense amounted to $105,324 as compared to total other income of $57,165 for the year ended December 31, 2014, a difference of $162,489 or 284.2%. The increase in other expenses in 2015 was primarily attributable to an increase in interest expense of approximately $89,000 due to an increase in borrowings, and a decrease in other income of approximately $74,000.

Income taxes

For the year ended December 31, 2015, income tax expense amounted to $23,720 as compared to $84,183 for the year ended December 31, 2014. Beginning at the end of February 2014, Nano became subject to federal and state corporate income taxes and the expense for the year ended December 31, 2014 represents the period from the end of February 2014 date through the date of the Combination on August 27, 2014.

Net income (loss) and net income (loss) attributable to PEN Inc

As a result of the foregoing, for the year ended December 31, 2015, net loss amounted to $1,869,247 as compared to a net loss of $2,316,836 for the year ended December 31, 2014, a decrease of $447,589 or 19.3%.

Our historical results of operations include an allocation of the net loss of Nanofilm, Ltd. to the 14.5% non-controlling interest of Nanofilm, Ltd. up to the effective date of the Combination when the holder of that non-controlling interest exchanged its membership interest for shares of PEN Inc. resulting in Nanofilm, Ltd. becoming a wholly-owned subsidiary of the Company. For the year ended December 31, 2014, net income attributable to former non-controlling interest amounted to $53,418.

For the years ended December 31, 2015 and 2014, net loss attributable to PEN Inc. amounted to $1,869,247 or $(0.63) per share (basic and diluted), and $2,370,254 or $(1.08) per shares (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $(889,657) and $262,519 of cash as of December 31, 2015 and working capital of $86,636 and $464,735 of cash as of December 31, 2014.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to December 31, 2015:

			December 31, 2014 to December 31, 2015
	December 31, 2015	December 31, 2014	Change	Percentage Change
Working capital (deficit):
Total current assets	$2,653,190	$3,293,155	$(639,965)	(19.4)%
Total current liabilities	3,542,847	3,206,519	(336,328)	(10.5)%
Working capital (deficit):	$(889,657)	$86,636	$(976,293)	(1,126.9)%

The decrease in working capital was primarily attributable to the decrease in cash of approximately $202,000, a decrease in inventory of $474,000, an increase in the bank revolving line of credit of $515,000 and an increase in current portion of notes payable of $74,000 offset by an increase in accounts receivable of approximately $41,000, a decrease in accounts payable of approximately $140,000 and a decrease in accrued expenses of approximately $93,000.

Net cash flow used in operating activities was $(804,208) for the year ended December 31, 2015 as compared to net cash provided by operating activities of $547,647 for the year ended December 31, 2014, a decrease of $1,351,855.

●	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $1,869,247 and the add-back of non-cash items consisting of depreciation and amortization of $252,899, impairment loss of $188,051, stock-based compensation expense of $241,240, and other non-cash items of $(52,544), and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable (third party and related party) of $41,095 and a decrease in accounts payable of $139,536 offset by an decrease in inventory of $509,367 and an increase in accrued expenses of $98,888.

●	Net cash flow provided by operating activities for the year ended December 31, 2014 primarily reflected a net loss of $2,316,836 and the add-back of non-cash items consisting of an impairment loss of $1,933,144, depreciation and amortization of $324,433, stock-based compensation expense of $151,400, and other non-cash items of $(83,439), and changes in operating assets and liabilities primarily consisting of a decrease in accounts receivable (third party and related party) of $749,284 due to collections in 2014 offset by an increase in inventory of $14,789, a decrease in accounts payable of $77,325, and a decrease in deferred revenue of $117,677.

Net cash flow used in investing activities was $248,123 for the year ended December 31, 2015 as compared to $181,704 for the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, we purchased property and equipment of $248,123 and $229,825, respectively. Additionally, in 2014, we acquired cash of $48,121 in the Combination.

Net cash provided by financing activities was $850,115 for the year ended December 31, 2015 as compared to net cash used in financing activities $1,575 for the year ended December 31, 2014. During the year ended December 31, 2015, we received net proceeds from the bank line of credit of $515,404 and received net proceeds from notes payable of $334,711. During the year ended December 31, 2014, we received net proceeds from the bank line of credit of $573,425 and repaid a bank loan of $575,000.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including research and development and marketing expenses, legal and other fees incurred in connection with our patents and technologies, capital expenditures and reduction of accrued liabilities. These uses will depend on numerous factors including our sales and other revenues, the extent of our research and development activities and our ability to control costs. We have historically financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. We expect to require additional funds through public or private debt or equity financings to be able to increase marketing for our products and to fully execute our business plan. If we are unable to raise the capital we need, we may need to reduce the scope of our business in order to continue our operations.

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

At December 31, 2015, we had $1,288,748 in borrowings outstanding under the Revolving Note with $211,252 available for borrowing under such note. The weighted average interest rate during the 2015 and 2014 period was approximately 7.3% and 6.8%, respectively.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, we recognize sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

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

Research and development

Research and development costs incurred in the development of our products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are included in cost of sales.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We initially record compensation expense based on the fair value of the award at the reporting date.

Segment reporting

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. We classified the reportable operating segments into (i) the development, manufacture and sale of personal lens cleaners and accessories and ultra-thin films of organic or polymeric crystals (the “Product Segment”) and (ii) the performance of nanotechnology research and development services for government and private entities and any related sales of related products (the “Research and Development Segment”).

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that we have not implemented that are expected to have a material impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2015 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Bank revolving line of credit (1)	$1,289	$1,289	$-	$-	$-
Operating lease	1,279	585	694	-	-
Notes payable	386	74	223	89	-
Total	$2,954	$1,948	$917	$89	$-

(1)	Bank revolving line of credit is automatically renewed in 2016 since no notice of non-renewal was given by either party.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

PEN INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

PEN Inc.

We have audited the accompanying consolidated balance sheets of PEN Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PEN Inc. and Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2015 of $1,869,247 and $804,208 respectively and has an accumulated deficit, stockholders’ deficit and working capital deficit of $5,344,166, $272,335 and $889,657 respectively, at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2016

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$262,519	$464,735
Accounts receivable, net	1,100,352	1,032,995
Accounts receivable - related party	11,984	38,246
Inventory	1,083,385	1,557,100
Prepaid expenses and other current assets	194,950	200,079

Total Current Assets	2,653,190	3,293,155

OTHER ASSETS:
Property, plant and equipment, net	897,358	850,847
Intangible assets, net	-	239,338
Other assets	32,103	41,841

Total Other Assets	929,461	1,132,026

TOTAL ASSETS	$3,582,651	$4,425,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank revolving line of credit	$1,288,748	$773,344
Current portion of notes payable	74,380	-
Convertible notes payable, net	-	13,333
Accounts payable	1,259,865	1,426,465
Accounts payable - related parties	27,064	-
Accrued expenses	871,098	964,587
Deferred revenue	21,692	28,790

Total Current Liabilities	3,542,847	3,206,519

LONG-TERM LIABILITIES:
Notes payable, net of current portion	312,139	-

Total Long-term Liabilities	312,139	-

Total Liabilities	3,854,986	3,206,519

Commitments and Contingencies (See Note 14)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 7,200,000 shares authorized; 1,336,759 and 1,304,137 issued and outstanding at December 31, 2015 and 2014, respectively	134	131
Class B common stock: $.0001 par value, 2,500,000 shares authorized; 1,395,678 and 1,394,545 issued and outstanding at December 31, 2015 and 2014, respectively	139	139
Class Z common stock: $.0001 par value, 300,000 shares authorized; 262,631 and 262,631 issued and outstanding at December 31, 2015 and 2014, respectively	26	26
Additional paid-in capital	5,071,532	4,693,285
Accumulated deficit	(5,344,166)	(3,474,919)

Total Stockholders’ Equity (Deficit)	(272,335)	1,218,662

Total Liabilities and Stockholders’ Equity (Deficit)	$3,582,651	$4,425,181

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

REVENUES:
Products (including related party sales of $134,485 and $198,858 for the years ended December 31, 2015 and 2014, respectively)	$7,920,148	$9,177,568
Research and development services	1,764,924	772,909

Total Revenues	9,685,072	9,950,477

COST OF REVENUES:
Products	4,561,506	5,014,296
Research and development services	1,782,627	635,820

Total Cost of Revenues	6,344,133	5,650,116

GROSS PROFIT	3,340,939	4,300,361

OPERATING EXPENSES:
Selling and marketing expenses	280,173	235,234
Salaries, wages and related benefits	2,214,956	2,003,996
Research and development	744,346	607,049
Professional fees	660,584	814,518
General and administrative expenses	993,032	996,238
Impairment loss	188,051	1,933,144

Total Operating Expenses	5,081,142	6,590,179

LOSS FROM OPERATIONS	(1,740,203)	(2,289,818)

OTHER INCOME (EXPENSES):
Interest expenses	(117,879)	(28,967)
Other income, net	12,555	86,132

Total Other Income/(Expense)	(105,324)	57,165

Loss before income taxes	(1,845,527)	(2,232,653)

Income tax expense	(23,720)	(84,183)

NET LOSS	(1,869,247)	(2,316,836)

Net (income) attributable to former non-controlling interest	-	(53,418)

NET LOSS ATTRIBUTABLE TO PEN INC.	$(1,869,247)	$(2,370,254)

NET LOSS PER COMMON SHARE:
Basic	$(0.63)	$(1.08)
Diluted	$(0.63)	$(1.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,974,847	2,203,563
Diluted	2,974,847	2,203,563

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

							Additional		Total Stockholders’
	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Paid-in	Accumulated	Equity
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2013	153,723	$15	1,392,772	$139	262,631	$26	$3,115,797	$(1,104,665)	$2,011,312

Shares deemed issued in reverse merger	1,129,795	114	-	-	-	-	1,235,168	-	1,235,282

Common stock issued for services	7,735	1	428	-	-	-	96,319	-	96,320

Common stock issued from conversion of convertible debt and interest	12,884	1	1,345	-	-	-	137,503	-	137,504

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	55,080	-	55,080

Net loss	-	-	-	-	-		53,418	(2,370,254)	(2,316,836)

Balance, December 31, 2014	1,304,137	131	1,394,545	139	262,631	26	4,693,285	(3,474,919)	1,218,662

Common stock issued for accrued compensation	11,609	1	-	-	-	-	123,284	-	123,285

Common stock issued from conversion of convertible debt and interest	1,159	-	-	-	-	-	13,725	-	13,725

Common stock issued for services	19,854	2	1,133	-	-	-	75,998	-	76,000

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	165,240	-	165,240

Net loss	-	-	-	-	-		-	(1,869,247)	(1,869,247)

Balance, December 31, 2015	1,336,759	$134	1,395,678	$139	262,631	$26	$5,071,532	$(5,344,166)	$(272,335)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,869,247)	$(2,316,836)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in inventory obsolescence reserve	(35,652)	(57,855)
Impairment loss	188,051	1,933,144
Depreciation and amortization expense	252,899	324,433
Amortization of deferred lease incentives	(12,830)	(12,830)
Change in value of stock appreciation rights	6,962	(12,853)
Change in value of equity credits	(11,024)	99
Stock-based compensation	241,240	151,400
Change in operating assets and liabilities:
Accounts receivable	(67,357)	770,306
Accounts receivable - related party	26,262	(21,022)
Inventory	509,367	(14,789)
Prepaid expenses and other assets	14,867	(8,697)
Accounts payable	(166,600)	(77,325)
Accounts payable - related parties	27,064	-
Accrued expenses	98,888	8,149
Deferred revenue	(7,098)	(117,677)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(804,208)	547,647

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	48,121
Purchases of property and equipment	(248,123)	(229,825)

NET CASH USED IN INVESTING ACTIVITIES	(248,123)	(181,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	8,156,000	7,153,129
Repayment of bank lines of credit	(7,640,596)	(6,579,704)
Proceeds from bank loans	371,901	-
Repayment of bank loans	(37,190)	(575,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	850,115	(1,575)

NET (DECREASE) INCREASE IN CASH	(202,216)	364,368

CASH, beginning of year	464,735	100,367

CASH, end of year	$262,519	$464,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$117,879	$28,967
Income taxes	$23,720	$84,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$13,725	$137,504
Common stock issued for accrued expenses	$123,285	$-
Reclassification of accrued salary to notes payable - long-term	$51,808	$-
Value of equity credits forfeited at original purchase price, in exchange for cancellation of receivables	$-	$18,313

Liabilities assumed in share exchange	$-	$1,589,070
Less: assets acquired in share exchange	-	496,693
Net liabilities assumed	-	1,092,377
Fair value of shares exchanged	-	1,235,282
Increase in intangible assets	$-	$2,327,659

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano (See Note 3). On the Effective Date, the pre-merger shares of Nano were exchanged for an aggregate of 153,723 shares of Class A common stock of PEN and 1,392,772 shares of Class B common stock of PEN. Additionally, the Class Z member interests of Nanofilm (the non-controlling interests) were exchanged for 262,631 Class Z shares of PEN. The effect of these exchanges is reflected retroactively in the accompanying consolidated financial statements for all periods presented.

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

As a result of the exchange, the non-controlling interest is reflected retroactively for all periods presented in additional paid-in capital of the Company including $0 and $53,418 for the years ended December 31, 2015 and 2014, respectively.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,869,247 and $2,370,254 for the years ended December 31, 2015 and 2014, respectively. The net cash (used in) provided by operations were $(804,208) and $547,647 for the years ended December 31, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $5,344,166, $272,335 and $889,657, respectively, at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2015, management has taken measures to reduce operating expenses. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2015 and 2014 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

	At December 31, 2015			At December 31, 2014
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Intangible assets	-	-	$-	-	-	$239,338
Stock appreciation rights Plan A	-	-	$53,108	-	-	$46,146
Equity credits issued	-	-	$14,154	-	-	$25,178

A roll forward of the level 3 valuation of these three financial instruments is as follows:

	Intangible Assets	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2013	$-	58,999	$25,079
Intangible assets acquired	2,327,659	-	-
Amortization of intangible assets	(155,177)	-	-
Change in fair value included in net loss	(1,933,144)	(12,853)	99
Balance at December 31, 2014	239,338	46,146	25,178
Amortization of intangible assets	(51,287)	-	-
Change in fair value included in net loss	(188,051)	6,962	(11,024)
Balance at December 31, 2015	$-	53,108	$14,154

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible assets

Intangible assets, consisting of patents, patent pending technologies and other technologies, are amortized on a straight-line method over the estimated useful life of 5 years.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition (continued)

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

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the years ended December 31, 2015 and 2014, the Company recorded approximately $156,792 and $123,868, respectively, as a reduction of sales related to these costs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the years ended December 31, 2015 and 2014, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $179,584 and $195,444, respectively.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are included in cost of sales. For the years ended December 31, 2015 and 2014, research and development costs incurred in the development of the Company’s products were $744,346 and $607,049, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the years ended December 31, 2015 and 2014, advertising costs charged to operations were $93,336 and $93,257, respectively and are included in sales and marketing on the accompanying consolidated statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2015 and 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2012. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2015.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Loss per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2015 and 2014, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 12) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2015	December 31, 2014
Total stock options	12,397	24,289

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 14, 16 and 17).

Net loss per share for each class of common stock is as follows:

Net loss per common shares outstanding:	Year ended December 31, 2015	Year ended December 31, 2014
Class A common stock	$(0.63)	$(1.91)
Class B common stock	$(0.62)	$(0.80)
Class Z common stock	$(0.62)	$(0.80)

Weighted average shares outstanding:
Class A common stock	1,317,306	547,862
Class B common stock	1,394,910	1,393,070
Class Z common stock	262,631	262,631
Total weighted average shares outstanding	2,974,847	2,203,563

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Recent accounting pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

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

On the Effective Date, the merger was accounted for as a reverse merger and recapitalization of Nano using the acquisition method in accordance with ASC 805-10 and related subsections since the shareholders of Nano and its subsidiary, the legal acquiree, owned 61.6% of the aggregate outstanding common shares of PEN immediately following the completion of the Combination, had its current officers assume all corporate and day-to-day management of PEN, including chief executive officer and chief financial officer, and board members of Nano control a majority of the board after the Combination. Accordingly, Nano was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a reverse merger with Nano as the acquiring company. Accordingly, the assets and liabilities and the historical operations that will be reflected in the PEN consolidated financial statements after the Effective Date are those of Nano and Subsidiary and are recorded at the historical cost basis of Nano. Applied Nanotech’s assets and liabilities are recorded at their fair values as of the effective date and the results of operations of Applied Nanotech are consolidated with results of operations of Nano starting on the Effective Date.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – ACQUISITION (continued)

In connection with the Combination, the fair value of equity consideration given to acquire Applied Nanotech was $1,235,282 and is reflected as 1,129,795 Class A common shares deemed issued to the pre-merger shareholders of Applied Nanotech and replacement options to purchase 30,699 Class A common shares of PEN. The purchase price exceeded the fair value of net liabilities acquired by $2,327,659. The Company allocated the $2,327,659 excess to intangible assets consisting and patents, patents pending and other technologies, which will be amortized over a 60-month period. The results of operations of Applied Nanotech are included in the consolidated results of operations of the Company from the Effective Date of August 27, 2014 to December 31, 2014. For the period from the Effective Date to December 31, 2014, revenues and net income included in the consolidated statement of operations from Applied Nano amounted to $772,909 and $48,529, respectively.

In connection with the Combination, for the year ended December 31, 2014, the Company incurred acquisition related costs of $235,000 which, pursuant to ASC 805, are expensed and included in professional fees on the accompanying consolidated statement of operations.

In connection with the Combination, the Company entered into an at will employment agreement with the former CEO of Applied Nanotech, The Company determined that the consideration under this employment agreement did not qualify as additional purchase consideration.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the Combination of Applied Nanotech had occurred as of the beginning of the following period:

Year Ended December 31, 2014
Net Revenues	$11,879,532
Net Loss	$(2,685,794)
Net Loss per Share	$(1.22)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2015 and 2014, accounts receivable consisted of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$1,108,824	$1,040,826
Less: allowance for doubtful accounts	(8,472)	(7,831)
Accounts receivable, net	$1,100,352	$1,032,995

NOTE 5 – INVENTORY

At December 31, 2015 and 2014, inventory consisted of the following:

	December 31, 2015	December 31, 2014
Raw materials	$705,952	$953,566
Finished goods	551,599	813,352
	1,257,551	1,766,918
Less: reserve for obsolescence	(174,166)	(209,818)
Inventory, net	$1,083,385	$1,557,100

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consisted of the following:

	Useful Life	2015	2014
Machinery and equipment	5 - 10 Years	$3,943,708	$3,510,398
Furniture and office equipment	3 - 7 Years	980,801	994,684
Leasehold improvements	7 - 15 Years	287,162	287,162
Construction in progress	-	4,744	201,027
		5,216,415	4,993,271
Less: accumulated depreciation		(4,319,057)	(4,142,424)
Property and equipment, net		$897,358	$850,847

For the years ended December 31, 2015 and 2014, depreciation and amortization expense amounted to $201,612 and $169,256, respectively, of which $155,499 and $119,566, respectively, is included in cost of sales and the remainder is included in operating expenses.

NOTE 7 – INTANGIBLE ASSETS

In connection with the Combination (See Note 3), the fair value of equity consideration given to acquire Applied Nanotech exceeded the fair value of net liabilities acquired by $2,327,659. The Company allocated the $2,327,659 excess to intangible assets consisting of patents, patents pending and other technologies, which was to be amortized over a 60-month period.

At December 2015 and 2014, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of December 31, 2015 and 2014 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on the Company’s analysis, the Company recognized an impairment loss of $188,051 and $1,933,144 for the years ended December 31, 2015 and 2014, respectively, which reduced the value of intangible assets acquired to $0.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – INTANGIBLE ASSETS (continued)

At December 31, 2015 and 2014, intangible assets consisted of the following:

	Useful Life	2015	2014
Patents, patents pending and other technologies	4.7 Years	$-	$239,338
Less: accumulated amortization		-	-
Intangible assets, net		$-	$239,338

For the years ended December 31, 2015 and 2014, amortization expense amounted to $51,287 and $155,177, respectively.

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

At December 31, 2015 and 2014, the Company had $1,288,748 and $773,344, respectively, in borrowings outstanding under the Revolving Note with $211,252 and $726,656, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2015 and 2014 was approximately 7.31% and 6.8%, respectively.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 9 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2015, the principal amount due under the Equipment Note amounted to $334,711.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into three promissory note agreements with such employees which obligates the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2015). All principal and interest payable under three of these notes aggregating $37,458 are due in 2025 and all principal and interest payable under one of these notes amounting to $14,350 are due in 2020.

Future payments of notes payable are as follows:

Years ending December 31:	Amount
2016	$74,380
2017	74,380
2018	74,380
2019	74,380
2020	51,540
Thereafter	37,459
$386,519

NOTE 10 – CONVERTIBLE NOTES PAYABLE

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

From October 26, 2014 to December 7, 2014, the Company issued 6,036 shares of Class A common stock upon the automatic conversion in accordance with their terms of $40,000 of aggregate principal amount of these convertible promissory notes and accrued interest of $1,614. The notes converted based on 75% of the average closing price of the Company’s common shares for the 20 day trading period ending on the last trading day prior to the conversion.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 10 – CONVERTIBLE NOTES PAYABLE (continued)

On February 7, 2015, the Company issued 1,159 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of convertible promissory notes, and accrued interest of $392 (See Note 12). Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital. At December 31, 2015 and 2014, aggregate convertible notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Convertible notes payable	$-	$10,000
Put premium	-	3,333
Total	$-	$13,333

NOTE 11 – RELATED PARTY TRANSACTIONS

Sales to related party

During the years ended December 31, 2015 and 2014, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $134,485 and $198,858 for the years ended December 31, 2015 and 2014, respectively. Accounts receivable from the related party totaled $11,984 and $38,246 at December 31, 2015 and 2014, respectively.

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

From October 26, 2014 to November 17, 2014, the Company issued 6,848 shares of Class A common stock and 1,345 shares of Class B common stock upon the automatic conversion in accordance with their terms of $60,000 of aggregate principal amount of related party convertible promissory notes, and accrued interest of $2,556. The notes converted based on 75% of the average closing price of the Company’s common shares for the 20 day trading period ending on the last trading day prior to the conversion date. At December 31, 2015 and 2014, principal amount due under these convertible notes amounted to $0.

Other

A board member is a principal in an investment advisory firm which the Company expensed $115,000 and $232,872 in fees and expenses during the years ended December 31, 2015 and 2014, respectively.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 - STOCKHOLDERS’ EQUITY

Description of Preferred and Common Stock

On December 11, 2015, the Board of Directors of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio of 180-for-1 (the “Reverse Stock Split”) and authorized an amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split, to reduce the number of authorized shares of common stock, and to set a par value of $0.0001 per share after the Reverse Stock Split. Upon the filing and effectiveness of the Amendment which occurred on January 26, 2016 (the “Effective Time”), each one hundred eighty (180) shares of the Company’s (i) Class A Common Stock, (iii) Class B Common Stock and (iii) Class Z Common Stock, issued and outstanding immediately prior to the Effective Time (“Old Shares”) were automatically combined into one (1) validly issued, fully paid and non-assessable share of Class A Common Stock, Class B Common Stock and Class Z Common Stock (“New Shares”), respectively, without any further action by the Company or the holder. Additionally, the authorized number of shares of common stock were reduced to 10,000,000 comprised of 7,200,000 shares of Class A Common Stock, 2,500,000 shares of Class B Common Stock and 300,000 shares of Class Z Common Stock. The par value of each class of common stock remained the same at $0.0001 per common share. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and authorized shares.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

Description of Preferred and Common Stock (continued)

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

Issuances of Common Stock

Immediately prior the Effective Date, Applied Nanotech had 1,129,795 Class A shares outstanding. These 1,129,795 Class A common shares are reflected as shares deemed issued as merger consideration in the accompanying consolidated financial statements.

Common stock issued for services

On September 24, 2014, the Company issued 464 shares of Class A common stock and 186 shares of Class B common stock to directors for services rendered. These shares were valued on the date of grant at $10.76 per share based on the quoted price of the stock for a total value of $7,000. Additionally, on December 10, 2014, the Company issued 604 shares of Class A common stock and 242 shares of Class B common stock to directors for services rendered. These shares were valued on the date of grant at $8.28 per share based on the quoted trading price for a total value of $7,000. For the year ended December 31, 2014, in connection with the issuance of these shares, the Company recorded stock-based compensation of $14,000.

On May 4, 2015, the Company issued an aggregate of 665 shares of Class A common stock and 266 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares were valued on the date of grant of May 4, 2015 at $7.52 per share based on the quoted price of the stock for a total value of $7,000.

On July 30, 2015, the Company issued an aggregate of 857 shares of Class A common stock and 343 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares were valued on the date of grant of July 30, 2015 at $5.83 per share based on the quoted price of the stock for a total value of $7,000.

On November 30, 2015, the Company issued an aggregate of 1,048 shares of Class A common stock and 524 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares were valued on the date of grant of November 30, 2015 at $3.82 per share based on the quoted price of the stock for a total value of $6,000.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

Common stock issued for services (continued)

On December 9, 2015, the Company issued 11,111 shares of Class A common stock to the Company’s chief financial officer as partial payment for services rendered. These shares were valued on the date of grant at $3.24 per share based on the quoted price of the stock for a total value of $36,000.

On December 9, 2015, the Company issued 6,173 shares of Class A common stock for legal services rendered. These shares were valued on the date of grant at $3.24 per share based on the quoted price of the stock for a total value of $20,000.

Common stock issued for convertible debt and interest

From October 26, 2014 to December 7, 2014, the Company issued 6,036 shares of Class A common stock upon the automatic conversion in accordance with their terms of $40,000 of aggregate principal amount of convertible promissory notes and accrued interest of $1,614. Upon conversion, the Company reclassified $13,333 of conversion premium to additional paid-in capital (See Note 10).

From October 26, 2014 to November 17, 2014, the Company issued 6,848 shares of Class A common stock and 1,345 shares of Class B common stock upon the automatic conversion in accordance with their terms of $60,000 of aggregate principal amount of related party convertible promissory notes, and accrued interest of $2,556. Upon conversion, the Company reclassified $20,001 of conversion premium to additional paid-in capital (See Note 11).

On February 7, 2015, the Company issued 1,159 shares of Class A common stock upon the automatic conversion in accordance with its terms of $10,000 of principal amount of a convertible promissory note, and accrued interest on that note of $392 (see Note 10). Upon conversion, the Company reclassified $3,333 of the conversion premium to additional paid-in capital.

Common stock issued in connection with a Stock Grant Agreement

On September 1, 2014, the Company issued 6,667 shares of Class A common stock to the former chief financial officer of Applied Nanotech pursuant to a Stock Grant Agreement dated in February 2014. These shares were valued on the measurement date of September 1, 2014 at $12.35 per share based on the quoted trading price of the stock for a total value of $82,320. For the year ended December 31, 2014, in connection with the issuance of these shares, the Company recorded stock-based compensation of $82,320.

Under that Agreement, the Company issued 4,942 shares on January 31, 2015 and 6,667 shares of in February 2015 for an aggregate of 11,609 shares of Class A common stock. These shares were valued on the date of grant at $10.62 per share based on the quoted trading price for a total value of $123,285. In connection with these shares, during the year ended December 31, 2014, the Company recorded compensation expense of $123,285 and at December 31, 2014, included $123,285 in accrued expenses on the accompanying consolidated balance sheet. Upon issuance of these shares in 2015, the accrued expense was relieved and recorded as equity.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

Stock Options

Stock options outstanding are to purchase Class A common stock, Stock option activities for the years ended December 31, 2015 and 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2013	-	$-	-	$-
Stock options assumed in acquisition	30,796	108.00	-	-
Forfeited	(6,507)	(176.40)	-	-
Balance Outstanding December 31, 2014	24,289	90.00	-	-
Forfeited	(11,892)	(97.87)	-	-
Balance Outstanding December 31, 2015	12,397	$81.15	3.87	-

Exercisable, December 31, 2015	12,397	$81.15	3.87	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At an $18.00 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27.00, $36.00, $45.00 and $54.00. The last 10,000 shares vest at a $63.00 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the years ended December 31, 2015 and 2014, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $165,240 and $55,080, respectively.

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that have been granted pursuant to a stock option ceases to be subject to a stock option, or if any shares of common stock that are subject to any other stock-based award granted are forfeited or terminates, such shares shall again be available for distribution in connection with future grants and awards under the Plan, The Plans purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2015, 17,284 common shares have been issued pursuant to the Plan and 93,827 shares are available for future issuance.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

For the period from January 2014 to February 28, 2014, the Company operated as a limited liability company and passed all income and loss to each member based on their proportionate interest in the Company. Accordingly, no provision for federal and state income taxes has been made in these consolidated financial statements for these periods. Had the Company been subject to income taxes during the period from January 2014 to February 28, 2014, the pro forma effect of income taxes on the Company’s net income (loss) based of the Company’s statutory income tax rate of 34% was not material.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Income tax benefit at U.S. statutory rate of 34%	$(628,000)	$(759,000)
Forfeiture of stock options	215,000	184,000
Non-deductible expenses	54,000	615,000
Income tax incurred on LLC profits prior to acquisition	23,720	84,183
Change in valuation allowance	359,000	(40,000)
Total provision for income tax	$23,720	$84,183

The Company’s approximate net deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforward	$2,917,000	$2,407,000
Stock-based compensation	177,000	392,000
Allowance for inventory obsolescence	60,000	72,000
Accrued compensation	101,000	106,000
Other	61,000	61,000
Total deferred tax assets	3,316,000	3,038,000
Less: deferred tax liability: intangible assets	-	(81,000)
Net deferred tax assets before valuation allowance	3,316,000	2,957,000
Valuation allowance	(3,316,000)	(2,957,000)
Net deferred tax assets	$-	$-

The estimated net operating loss carryforward was approximately $8,579,000 at December 31, 2015 which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $359,000 from the year ended December 31, 2015. The potential tax benefit arising from tax loss carryforwards will expire in 2035.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – INCOME TAXES (continued)

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2013, 2014 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company has the right to renew certain facility leases for an additional five years. Rent expense for operating leases was reflected net of any sublease income and was $514,739 and $426,488 for the years ended December 31, 2015 and 2014, respectively, including $12,830 of amortization for deferred lease incentives for the years ended December 31, 2015 and 2014.

Future minimum lease payments under non-cancelable operating leases at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$584,638
2017	469,347
2018	192,400
2019	32,200
Total minimum non-cancelable operating lease payments	$1,278,585

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 16).

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 17).

Litigation

Subsequent to December 31, 2015, the Company became a party to certain litigation (See Note 19).

NOTE 15 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2015 and 2014. The Company has not experienced any losses in such accounts through December 31, 2015.

Lender concentration

The Company relies on one lender under a $1,500,000 Revolving Note.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 15 – CONCENTRATIONS (continued)

Geographic concentrations of sales

For the years ended December 31, 2015 and 2014, total sales in the United States represent approximately 73% and 89% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the years ended December 31, 2015 and 2014.

Customer concentrations

Customer concentrations for the years ended December 31, 2015 and 2014 are as follows:

	Revenues		Accounts Receivable
	Years Ended December 31,		As of December 31,
	2015	2014	2015	2014
Customer A	28%	24%	31%	31%
Customer B	*	16%	*	*
Customer C	11%	10%	14%	10%
Total	39%	50%	45%	44%

* less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Vendor concentrations

For the years ended December 31, 2015, the Company purchased 55% of its inventory from three suppliers (32%, 12% and 11%, respectively). For the year ended December 31, 2014, the Company purchased approximately 49% of its inventory from four suppliers (24%, 9%, 8% and 8%, respectively).

NOTE 16 – EQUITY CREDITS

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

The maximum number of credits available for issuance is 385,000. During the year ended December 31, 2015, no equity credits were forfeited and no units were redeemed. As of December 31, 2015, 77,700 equity credits were issued and outstanding with an approximate value of $0.1822 per credit and, as of December 31, 2014, 77,700 equity credits were issued and outstanding with an approximate value of $0.3240 per credit. At December 31, 2015 and 2014, $14,154 and $25,178, respectively, was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding for both years.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

For the years ended December 31, 2015 and 2014, a gain (loss) from the change in value of the equity credits was $11,024 and $(99), respectively, and is included in operating expenses on the accompanying consolidated statements of operations.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 17 – STOCK APPRECIATION PLAN

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at December 31, 2015 and 2014. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The August 2014 Combination does not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $53,108 and $46,146, at December 31, 2015 and 2014, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 18 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2015 and 2014 were i) the Product Segment and ii) the Research and Development Segment. For the 2014 period, the Company began operating in the Research and Development Segment beginning after August 27, 2014. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2015 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 18 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
	2015	2014
Revenues:
Product segment	$7,920,148	$9,177,568
Research and development segment	1,764,924	772,909
Total segment and consolidated revenues	$9,685,072	$9,950,477
Gross profit (loss):
Product segment	$3,358,305	$4,163,272
Research and development segment	(17,366)	137,089
Total segment and consolidated gross profit	$3,340,939	$4,300,361

Income (loss) from operations
Product segment	$487,973	$509,888
Research and development segment	(696,369)	(69,157)
Total segment income (loss)	(208,396)	440,731
Unallocated costs	(1,531,807)	(2,730,549)
Total consolidated (loss) from operations	$(1,740,203)	$(2,289,818)

Depreciation and amortization:
Product segment	$150,056	$151,438
Research and development segment	51,556	17,818
Total segment depreciation and amortization	201,612	169,256
Unallocated depreciation	51,287	155,177
Total consolidated depreciation and amortization	$252,899	$324,433

Capital additions:
Product segment	$244,737	$229,385
Research and development segment	3,386	440
Total segment capital additions	248,123	229,825
Unallocated capital additions	-	-
Total consolidated capital additions	$248,123	$229,825

	December 31, 2015	December 31, 2014
Segment tangible assets
Product segment	$845,332	$750,651
Research and development segment	52,026	100,196
Total consolidated tangible assets	$897,358	$850,847

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 19 – SUBSEQUENT EVENTS

On February 17, 2016, the Company issued an aggregate of 1,248 shares of Class A common stock and 624 shares of Class B common stock to the Company’s directors as partial payment for their service on the Company’s board. These shares were valued on the date of grant at $3.20 per share based on the quoted price of the stock for a total value of $6,000.

The Company is a defendant in the matter of Dongsheng Mao v. PEN Inc., Cause No. D-1-GN-16-00065 in the 345th Judicial District Court of Travis County, Texas. The plaintiff is a former employee of Applied Nanotech Inc. His employment was terminated in 2015 and he seeks payment of deferred compensation allegedly due to him. The Company will contest the case vigorously. The Company has accrued the $83,000 claimed, but the loss in the event of an unfavorable outcome could include other fees and expenses such as statutory interest, attorney’s fees and other costs.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names of our directors and executive officers, their ages, positions they hold and the time they have served us. The narrative below sets out their principal occupations at present and for at least the past five years.

Name	Age	Position(s)	Serving Since
Ronald J. Berman	59	Director	May 1996
Douglas Q. Holmes	59	Director	August 2014
Jeanne M. Rickert	62	Director and Chief Legal Officer	August 2014
Scott E. Rickert	62	Chairman of the Board and Chief Executive Officer	August 2014
James Sharp	59	Director	August 2014
Adam Wasserman	51	Chief Financial Officer	January 2015
Howard Westerman	63	Director	May 2007

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

Scott E. Rickert has served as Chairman of our Board of Directors, Chief Executive Officer and President since August 2014. He has been the Chief Executive Officer of Nanofilm since 2002, after serving Nanofilm as President from its founding in 1985. Prior to starting Nanofilm, Mr. Rickert was a tenured professor of Macromolecular Science at Case Western Reserve University. He has a B.S. in Chemical Engineering from Cornell University and an M.S. and Ph.D. from Case Western Reserve University. He did post-doctoral work at the University of Pennsylvania. He is married to Jeanne Rickert.

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

Adam Wasserman has served as our Chief Financial Officer since January, 2015. He was elected our Chief Accounting Officer in September 2014. Mr. Wasserman has been a majority shareholder and chief executive officer of CFO Oncall, Inc. since 1999. CFO Oncall provides chief financial officer services to a number of companies. Through CFO Oncall, Mr. Wasserman has served as the chief financial officer of a number of private and publicly held companies including: Cleantech Solutions International, Inc. from December 2012 to February 2016, Zoned Properties, Inc. since October 2015 and Point Capital, Inc. since July 2015. Mr. Wasserman also previously served as chief financial officer for other companies, all under the terms of consulting agreements with CFO Oncall. Mr. Wasserman served as a member of the Board of Directors of CD International, Inc., a public company, from January 2010 to December 2011 and a member of the Board of Directors and audit committee chairman of Bohai Pharmaceuticals Group, Inc. from July 2010 to February 2012. From June 1991 to November 1999 Mr. Wasserman was a Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior accounting staff members, work paper review, auditing, maintaining client relations, preparation of tax returns and financial statements. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP where his assignments included public and private company audits and Securities and Exchange Commission reporting, tax preparation and planning, management consulting, systems design, staff instruction and recruiting. Mr. Wasserman is a member of the American Institute of Certified Public Accountants. Mr. Wasserman holds a Bachelor of Science Degree in Accounting from the State University of New York at Albany.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014 with the exception of (i) Mr. Berman who was late in filing with respect to some shares purchased on December 24, 2015 that were reported in a filing on January 22, 2016, and Mr. Berman was late in filing with respect to purchases made on November 23, 2015 that were reported on November 23, 2015; (ii) Mr. Wasserman who acquired shares on December 9, 2015 that were reported in a filing made December 18, 2015.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers and other employees. A copy of the Code of Ethics will be sent, free of charge, to any person who sends a written request for a copy to Jeanne Rickert, Secretary, PEN Inc., 701 Brickell Avenue, Suite 1550, Miami, Florida 33131.

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

Board Committees and Director Independence

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. Our board has determined that Messrs. Berman and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

The Board does not have standing compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the voting control exercised by Mr. Rickert by virtue of his ownership or control over the Class B common stock. We will consider establishing audit, compensation and nominating committees at the appropriate time.

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

Audit Committee

In February 2016, the Board created an audit committee. It is charged with overseeing (1) the integrity of our financial statements and accounting and financial reporting processes; (2) our compliance with legal and regulatory requirements; (3) the performance of our independent auditor and the qualifications and independence of that firm; (4) our system of disclosure, internal controls and compliance with our Code of Conduct. Howard Westerman is the sole director on the audit Committee. He is not an audit committee financial expert.

Report of the Audit Committee

The audit Committee (the “Committee”) oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including internal control systems. The Company’s independent registered public accounting firm is responsible for expressing an opinion on the conformity of the company’s audited financial statements with U.S. generally accepted accounting principles.

In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including discussions of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

In addition, the Committee discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing Standard No. 16 “Communications with audit Committees.” The Committee met with the independent registered public accounting firm, with and without management present, to discuss the results of that firm’s examinations and the overall quality of the Company’s financial reporting. In addition, the audit Committee has reviewed and discussed with management management’s report on internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Committee has received the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered accounting firm’s communications with the Committee concerning independence and has discussed with the independent registered accounting firm the independence of that firm.

In reliance on the reviews and discussions described in this report, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statement in the Annual Report on form 10-K for the fiscal year ended December 31, 2015 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2015; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015. Compensation information is shown for the fiscal years ended December 31, 2015 and, if the individual was employed with us in 2014, for 2014.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2014 and fiscal 2013. The value of stock awards represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal 2015 and fiscal 2014 for the fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 12 to our audited financial statements for the fiscal year ended December 31, 2015. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise.

For stock awards, these shares were valued on the measurement date based on the quoted trading price of the stock on such date. Due the 2014 and 2014, we did not grant any stock options.

Name & Principal Position	Year	Salary	Stock Awards	All Other Compensation		Total
Scott E. Rickert, Chief Executive (1)	2015	$141,900	$3,000		(2)	$144,900
	2014	$210,000	2,000	$2,000		$214,000

Adam Wasserman Chief Financial Officer (3)	2015	$108,000	$36,000			$144,000
	2014	$52,350				$52,350

(1)	Scott. Rickert has served as our Chairman of the Board of Directors and Chief Executive Officer since August 22, 2014. Before that he served as CEO of Nanofilm and NanoHolding.

(2)	All directors are compensated for service on our Board. The compensation paid to Mr. Rickert in 2014 for Board service is reflected in the prior column and in this column. In addition to the amounts paid in 2015, there are accrued unpaid director’s fees for Mr. Rickert for meetings attended in 2015 aggregating $3,000.

(3)	Mr. Wasserman is the Chief Executive Officer and a controlling stockholder of CFO OnCall. His compensation is paid under a contract between CFO Oncall and the Company. Mr. Wasserman sold the stock that was awarded in lieu of cash fees and since he did not realize the full $36,000, we have accrued additional compensation due to him for 2015 of $17,103 which is the difference between the value of the stock when granted and the amount realized. 2014 compensation includes fees earned as chief accounting office and a consultant. The amounts above do not include reimbursements for certain office costs.

Mr. Rickert does not have an employment agreement. Mr. Wasserman’s services are provided under the contract with CFO Oncall, Inc. That contract is terminable by either party on 30 days notice.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2014:

Outstanding Equity Awards at year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights hat have not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott E Rickert								(1)	$(1)

(1)	Mr. Rickert holds 8,250 equity credits under the Nanofilm Equity Credit Program. Those equity credits can convert into PEN common stock but the number of shares is not determinable at this time. See Note 16 to our Consolidated Financial Statements.

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2015. Amounts paid to Scott Rickert are shown in the summary Compensation Table for named executive officers.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Ronald Berman	$3,000	$3,000	-0-	-0-	$6,000
Douglas Q. Holmes	$3,000	$3,000	-0-	(2)	$6,000
Jeanne M. Rickert	$3,000	$3,000	-0-	(3)	$6,000
Robert Ronstadt(*)	$3,000	$3,000	-0-	-0-	$6,000
James Sharp (4)	$2,000	$2,000	-0-	-0-	$4,000
Howard Westerman	$3,000	$3,000	-0-	-0-	$6,000

(*) Resigned from the board on December 1, 2015.

(1)	No option awards were made in 2015 or the prior year. Mr. Berman holds options for 1,744 shares and Mr. Westerman holds options for 1,059 shares.

(2)	Mr. Holmes is a principal of Holmes Hollister Co. We incurred Holmes Hollister aggregate fees and expenses in 2015 of $115,000.

(3)	Ms. Rickert served as our General Counsel starting on August 27, 2014, and prior to that was the General Counsel of Nanofilm and NanoHolding. She was paid a salary in 2015 of $120,370.

(4)	Mr. Sharp is the Zeiss designee to our Board. His fees are paid to Carl Zeiss, Inc.

All directors are compensated with a fee of $2,000 per meeting. The fee is payable one-half in cash, and one half in shares of our Class A common stock, except that the Rickerts receive shares of Class B common stock instead of Class A shares.

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

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class
Class B common stock	Scott E. Rickert PEN Inc. 701 Brickell Ave., Suite 1550 Miami, FL 33131	1,394,535	(1)	99%

Class Z common stock	Carl Zeiss, Inc. One Zeiss Drive Thornwood, NY 10594	262,631		100%

(1)	As the sole general partner of Rickert Family, Limited partnership, Mr. Rickert has voting and investment power over the 1,392,768 shares held by the partnership. Mr. Rickert disclaims beneficial ownership of 928,512 shares for which he does not have a pecuniary interest.

Set forth in the table below is information as of March 15, 2016 with respect to the beneficial ownership of Class A, Class B and Class Z common stock by our directors, and Named Executive Officers.

Name of Beneficial Owner	Title of Class of common stock	Amount and Nature of Beneficial Ownership (1)	Percent of Class absent conversion of Class B and Class Z common stock	Percent of Class A assuming conversion of all Class B &Class Z common stock
Ronald J Berman	Class A	39,402	3%	(5)
Douglas Q. Holmes	Class A	1,094	(5)	(5)
Jeanne M. Rickert (2)	Class B	466,023	33%	15%
Scott E. Rickert (3)	Class B	1,394,535	100%	46%
James Sharp (4)	Class Z	262,631	100%
	Class A	831	(5)	9%
Adam Wasserman		-0-	-0-	-0-
Howard Westerman	Class A	25,160	2%	(5)
All directors and officers as a group (6)	Class A	63,178	5%	57%
	Class B	1,396,302	100%
	Class Z	262,631	100%

(1)	Includes options held by the following individuals that are presently exercisable:

Mr. Berman	1,744
Mr. Westerman	1,059

(2)	Shares reported include 1,767 owned directly, and 464,256 beneficially owned through Rickert Family, Limited Partnership. The shares owned by Rickert Family, Limited Partnership are also included in the shares owned by Mr. Rickert by virtue of his voting and dispositive power of those shares.

(3)	Shares reported include 1,767 owned directly, and 1,392,768 over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of 928,512 shares held by Rickert Family, Limited Partnership for which he does not have a pecuniary interest.

(4)	All the shares of both Class A common stock and Class Z common stock are owned by Carl Zeiss, Inc., of which Mr. Sharp is a Director and serves as President and Chief Executive Officer. Mr. Sharp disclaims beneficial ownership of any shares owned by Carl Zeiss, Inc.

(5)	Ownership represents less than 1%.

(6)	Does not include shares held by Mr. Ronstadt as he no longer serves as a director or as an executive officer.

Item 13. Certain relationships and Related Transaction, and Director Independence.

Our director, Mr. Holmes is a principal in Holmes Hollister & Co., an investment banking firm that we incurred fees and expenses in an aggregate amount of $115,000 in 2015 and $232,872 in 2014.

Mr. Sharp, one of our directors, is the President and Chief Executive Officer of Carl Zeiss, Inc., and Carl Ziess, Inc. owns greater than 5% of our Class Z common stock. During the year ended December 31, 2015 and 2014, we sold products to a related company. These transactions were conducted in the normal course of our business on terms consistent with similar transactions with unrelated parties. Sales to the related party totaled $134,485 and $198,858 for the year ended December 31, 2015 and 2014, respectively. Accounts receivable from the related party totaled $11,984 and $38,246 at December 31, 2015 and 2014, respectively.

Our board has determined that Messrs. Berman and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

Corporate governance.

See discussion under item 10 above.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Salberg & Co., P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$78,000	$77,200
Audit Related Fees	$500	$8,300
Tax Fees	$0	$0
All Other Fees	$0	$0

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

3.1 3.2

Amended and Restated Certificate of Incorporation of PEN Inc. (Incorporated herein by reference to Annex C, Exhibit B-1 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PEN Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on January 26, 2016).

3.2	Bylaws of PEN Inc. (Incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

10.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (Incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.2	Restricted Stock Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex B of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.3	Piggyback Registration Rights Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (Incorporated herein by reference to Exhibit 10.7, Annex C of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.4	Revolving Credit and Loan Rider (to Loan and Security Agreement effective as of April 4, 2014) between Mackinac Commercial Credit, LLC and Nanofilm, Ltd. (Incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.5	Revolving Credit Note dated April 4, 2014 to Mackinac Commercial Credit, LLC from Nanofilm, Ltd. (Incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.6	Loan and Security Agreement effective as of April 4, 2014 by and between Nanofilm Ltd. And Mackinac Commercial Credit, LLC (Incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.7+	Letter Agreement, dated September 23, 2014, between the Company and CFO Oncall, Inc. (Incorporated herein by reference to Exhibit 10.11 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.8	Promissory Note, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (Incorporated herein by reference to Exhibit 10.12 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.9	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (Incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.10	Amended and Restated 2002 Equity Compensation Plan. (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).

10.11	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (Incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).

10.12	Nanofilm Ltd. Equity Credit Incentive Program (Incorporated herein by reference to Exhibit 10.16 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.13	Nanofilm Stock Appreciation Rights Plan (Incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.14+*	PEN Inc. 2015 Equity Incentive Plan

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 of the Company’s form 10-K filed with the Commission on April 10, 2015).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEN Inc.
(Registrant)

By:	/s/ Jeanne M. Rickert
Jeanne M. Rickert
Secretary
Date:	March 30, 2016

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

Signature	Title	Date

/s/ Scott R. Rickert	Chairman & Chief Executive Officer	March 30, 2016
Scott E Rickert	(principal executive officer)

/s/ Adam Wasserman	Chief Financial Officer	March 30, 2016
Adam Wasserman	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	March 30, 2016
Ronald J. Berman

/s/ Douglas Q. Holmes	Director	March 30, 2016
Douglas Q. Holmes

/s/ Jeanne Rickert	Director	March 30, 2016
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	March 30, 2016
Scott E. Rickert

Director
James Sharp

/s/ Howard Westerman	Director	March 30, 2016
Howard Westerman

