Form 10-Q
period 2016-03-31
PEN INC.
filed 2016-05-16
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

PEN INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 Brickell Ave., Suite 1550
Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2016, the registrant had 1,343,334 shares of Class A common stock, par value $.0001 per share, 1,397,902 shares of Class B common stock, par value $.0001 per share, and 262,631 shares of Class Z common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$135,213	$262,519
Accounts receivable, net	947,328	1,100,352
Accounts receivable - related party	13,429	11,984
Inventory	1,204,576	1,083,385
Prepaid expenses and other current assets	192,616	194,950

Total Current Assets	2,493,162	2,653,190

OTHER ASSETS:
Property, plant and equipment, net	850,178	897,358
Other assets	31,319	32,103

Total Other Assets	881,497	929,461

TOTAL ASSETS	$3,374,659	$3,582,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank revolving line of credit	$1,250,236	$1,288,748
Current portion of notes payable	74,380	74,380
Accounts payable	1,276,059	1,259,865
Accounts payable - related parties	85,961	27,064
Accrued expenses	739,439	871,098
Deferred revenue	-	21,692

Total Current Liabilities	3,426,075	3,542,847

LONG-TERM LIABILITIES:
Notes payable, net of current portion	293,543	312,139

Total Long-term Liabilities	293,543	312,139

Total Liabilities	3,719,618	3,854,986

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 7,200,000 shares authorized; 1,340,534 and 1,336,759 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	134	134
Class B common stock: $.0001 par value, 2,500,000 shares authorized; 1,396,302 and 1,395,678 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	140	139
Class Z common stock: $.0001 par value, 300,000 shares authorized; 262,631 and 262,631 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	5,118,842	5,071,532
Accumulated deficit	(5,464,101)	(5,344,166)

Total Stockholders’ Deficit	(344,959)	(272,335)

Total Liabilities and Stockholders’ Deficit	$3,374,659	$3,582,651

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
REVENUES:
Products (including related party sales of $47,692 and $44,827 for the three months ended March 31, 2016 and 2015, respectively)	$1,693,426	$2,437,314
Research and development services	285,735	630,427

Total Revenues	1,979,161	3,067,741

COST OF REVENUES:
Products	934,926	1,406,719
Research and development services	313,111	508,384

Total Cost of Revenues	1,248,037	1,915,103

GROSS PROFIT	731,124	1,152,638

OPERATING EXPENSES:
Selling and marketing expenses	47,369	82,209
Salaries, wages and related benefits	413,737	587,830
Research and development	85,763	195,202
Professional fees	106,358	180,552
General and administrative expenses	223,171	266,395

Total Operating Expenses	876,398	1,312,188

LOSS FROM OPERATIONS	(145,274)	(159,550)

OTHER INCOME (EXPENSES):
Interest expenses	(28,134)	(27,729)
Other income, net	56,310	6,831

Total Other Income/(Expense)	28,176	(20,898)

Loss before income taxes	(117,098)	(180,448)

Income tax expense	(2,837)	(4,944)

NET LOSS	$(119,935)	$(185,392)

NET LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,997,646	2,967,870
Diluted	2,997,646	2,967,870

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,935)	$(185,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in inventory obsolescence reserve	14,012	(6,650)
Depreciation and amortization expense	47,180	63,563
Amortization of deferred lease incentives	(3,208)	(3,208)
Gain on sale of property and equipment	(21,866)	-
Stock-based compensation	47,310	41,310
Change in operating assets and liabilities:
Accounts receivable	153,024	(262,097)
Accounts receivable - related party	(1,445)	27,201
Inventory	(135,203)	191,067
Prepaid expenses and other assets	3,118	(45,146)
Accounts payable	16,194	(83,219)
Accounts payable - related parties	58,897	-
Accrued expenses	(128,450)	(18,579)
Deferred revenue	(21,692)	1,263

NET CASH USED IN OPERATING ACTIVITIES	(92,064)	(279,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	21,866	-
Purchases of property and equipment	-	(30,311)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	21,866	(30,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit	1,670,000	2,067,500
Repayment of bank lines of credit	(1,708,512)	(2,213,562)
Proceeds from bank loans	-	165,258
Repayment of bank loans	(18,596)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(57,108)	19,196

NET DECREASE IN CASH	(127,306)	(291,002)

CASH, beginning of year	262,519	464,735

CASH, end of period	$135,213	$173,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$28,134	$27,655
Income taxes	$2,837	$4,944

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$-	$13,725
Common stock issued for accrued expenses	$-	$123,285

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

PEN Inc. (“we”, “us”, “our”, “PEN” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology and performs nanotechnology research and development focused on generating revenues through performing research services.

Through our wholly-owned subsidiary, Nanofilm, Ltd., we develop, manufacture and sell products based on technology which permits the fabrication of oriented, ultra-thin films of organic or polymeric crystals, and also produce a line of personal lens cleaners and accessories. These products are marketed internationally, primarily to customers in the eyeglass industry.

Through our wholly-owned subsidiary, Applied Nanotech, Inc., we primarily conduct research and development services for governmental and private customers.

Basis of Presentation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., PEN Technology LLC, and Nanofilm, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of March 31, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on March 30, 2016, the Company had a net loss of $1,869,247 and $2,370,254 for the years ended December 31, 2015 and 2014. Additionally, the Company had a net loss of $119,935 and $185,392 for the three months ended March 31, 2016 and 2015, respectively. The net cash used in operations were $92,064 and $279,887 for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $5,464,101, $344,959 and $932,913, respectively, at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2015 and continuing in the first quarter of 2016, management has taken measures to reduce operating expenses.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2016 and 2015 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At March 31, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$53,108	-	-	$53,108
Equity Credits Issued	-	-	$14,154	-	-	$14,154

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2015	$53,108	$14,154
Amortization of intangible assets	-	-
Change in fair value included in net loss	-	-
Balance at March 31, 2016	$53,108	$14,154

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At March 31, 2016, inventory consisted of raw materials and finished goods in the amount of $756,030 and $636,724, respectively.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2016 and 2015.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Revenue Recognition Criteria:

●	Net product sales by our subsidiary Nano, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from research and development government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms, then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned.

●	Revenue from research and development non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms, then revenue will not be recognized until acceptance occurs.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of conductive inks, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its research.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended March 31, 2016 and 2015, the Company recorded approximately $21,789 and $55,468, respectively, as a reduction of sales related to these costs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended March 31, 2016 and 2015, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $44,044 and $51,638, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. For the three months ended March 31, 2016 and 2015, research and development costs incurred in the development of the Company’s products were $85,763 and $195,202, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2016 and 2015, advertising costs charged to operations were $7,983 and $17,550, respectively and are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2016.

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

Income (loss) per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2016 and December 31, 2015, 37,778 contingently common shares issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2016	December 31, 2015
Total stock options	12,377	12,397

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 8 and 9).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Class A common stock	$(0.04)	$(0.06)
Class B common stock	$(0.04)	$(0.06)
Class Z common stock	$(0.04)	$(0.06)

Weighted average shares outstanding:
Class A common stock	1,339,043	1,310,700
Class B common stock	1,395,973	1,394,539
Class Z common stock	262,630	262,630
Total weighted average shares outstanding	2,997,646	2,967,870

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of personal lens cleaners and accessories and ultra-thin films of organic or polymeric crystals (the “Product segment”) and (ii) nanotechnology research and development services for government and private entities and sales of related products (Research and development segment).

Recently issued accounting pronouncements

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to its consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The Company does not anticipate the guidance to have a material impact on its consolidated financial statements or notes to its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – BANK REVOLVING CREDIT FACILITY

In April 2014, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that (i) if Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015 the Nanofilm and the Lender entered into an amendment to the Loan and Security Agreement extending the outside maturity date to April 4, 2016 and permitting advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed Nanofilm’s obligations to the Lender. On April 4, 2016, the maturity date under the Loan & Security Agreement between Nanofilm and the Lender was automatically extended for a one-year renewal term.

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, Nanofilm shall not a) merge or consolidate with any other company, and shall not suffer a change of control; b) make an capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

At March 31, 2016, the Company had $1,250,236 in borrowings outstanding under the Revolving Note with $249,764 available for borrowing under such note. The weighted average interest rate during the period was approximately 7.52%.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 4 – NOTE PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. The Company may obtain one or more advances not to exceed $373,000. The Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2016, the principal amount due under the Equipment Note was $316,116.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into three promissory note agreements with those individuals that obligate the Company to pay them accrued and unpaid deferred salary in an aggregate amount of $51,807. The principal bears interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at March 31, 2016). All principal and interest payable under three of these notes aggregating $37,457 are due in 2025 and all principal and interest payable under one of these notes amounting to $14,350 are due in 2020.

At March 31, 2016, future annual payments of notes payable are as follows:

Amount
2017	$74,380
2018	74,380
2019	74,380
2020	74,380
2021	32,945
Thereafter	37,458
$367,923

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three months ended March 31, 2016 and 2015, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $47,692 and $44,827 for the three months ended March 31, 2016 and 2015, respectively. Accounts receivable from the related party totaled $13,429 and $11,984 at March 31, 2016 and December 31, 2015, respectively.

Other

A board member is a principal in an investment advisory firm which the Company paid approximately $0 and $36,000 in fees and expenses during the three months ended March 31, 2016 and 2015.

NOTE 6 – STOCKHOLDERS’ EQUITY

Description of Preferred and Common Stock

On December 11, 2015, the Board of Directors of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio of 1-for-180 (the “Reverse Stock Split”) and authorized an amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split, to reduce the number of authorized shares of common stock, and to set a par value of $0.0001 per share after the Reverse Stock Split. On January 26, 2016, each one hundred eighty (180) shares of the Company’s (i) Class A Common Stock (“Class A common stock”), (iii) Class B Common Stock and (iii) Class Z Common Stock, then issued and outstanding were automatically combined into one (1) validly issued, fully paid and non-assessable share of Class A Common Stock, Class B Common Stock and Class Z Common Stock, respectively, without any further action by the Company or the holder. Additionally, the authorized number of shares of common stock were reduced to 10,000,000 comprised of 7,200,000 shares of Class A Common Stock, 2,500,000 shares of Class B Common Stock (“Class B common stock”), and 300,000 shares of Class Z Common Stock (“Class Z common stock”). The par value of each class of common stock remained the same at $0.0001 per common share. All share and per share data in the accompanying unaudited consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and authorized shares. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, par value $0.0001 per share (“preferred stock”).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

Class Z Common Stock

Conversion Rights. Shares of Class Z common stock can be converted, one-for-one, into shares of Class A common stock at any time at the option of the holder. Shares of Class Z common stock will automatically be converted into shares of Class A common stock if the shares of Class Z common stock are not owned by Zeiss or an entity wholly owned by the ultimate parent of Zeiss. In addition, if Zeiss and other permitted holders of shares of Class Z common stock sell or convert more than one-half of the shares of Class Z common stock that were received in the business combination in August 2014, all shares of Class Z common stock will automatically convert into Class A common stock.

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

Issuances of Common Stock

Common stock issued for Services

On February 17, 2016, the Company issued 1,248 shares of Class A common stock and 624 shares of Class B common stock to the Company’s directors in partial payment for their service on the Company’s board. These shares were valued on the date of grant of February 17, 2016 at $ 3.20 per share based on the quoted price of the stock for a total value of $6,000.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Stock Options

Stock options outstanding are to purchase Class A common stock, Stock option activities for the three months ended March 31, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	12,397	$81.15	-	$-
Exercised	-		-	-
Forfeited	(20)	(390.60)	-	-
Balance Outstanding March 31, 2016	12,377	$80.65	3.62	$-

Exercisable, March 31, 2016	12,377	$80.65	3.62	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At an $18.00 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27.00, $36.00, $45.00 and $54.00. The last 10,000 shares vest at a $63.00 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended March 31, 2016 and 2015, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $41,310, respectively. At March 31, 2016, there is $234,090 of unamortized stock-based compensation expense to be recognized in future periods through August 2017.

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2016 and December 31, 2015. The Company has not experienced any losses in such accounts through March 31, 2016.

Lender concentration

The Company relies on one lender under a $1,500,000 Revolving Note.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Customer concentrations

Customer concentrations for the three months ended March 31, 2016 and 2015 are as follows:

	Revenues
	For the three months ended March 31,
	2016	2015
Customer A	19%	33%
Customer B	17%	* %
Customer C	* %	8%
	36%	41%

	Accounts Receivable
	As of March 31, 2016	As of December 31, 2015
Customer A	23%	31%
Customer B	18%	* %
Customer C	* %	14%
Total	41%	45%

*Less than 10%.

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the three months ended March 31, 2016 and 2015, total sales in the United States represent 73% and 70% of total sales, respectively. No other geographical area accounting for more than 10% of total sales during the three months ended March 31, 2016 and 2015.

Vendor concentrations

For the three months ended March 31, 2016, the Company purchased 42% of its inventory from two suppliers (28% and 14%, respectively). For the three months ended March 31, 2015, the Company purchased 44% of its inventory from two suppliers (29% and 15%, respectively).

NOTE 8 – EQUITY CREDITS

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

The maximum number of credits available for issuance is 385,000. During the three months ended March 31, 2016, no equity credits were forfeited and no units were redeemed. As of March 31, 2016, 77,700 equity credits were issued and outstanding with an approximate value of $0.1822 per credit and, as of December 31, 2015, 77,700 equity credits were issued and outstanding with an approximate value of $0.1822 per credit. At March 31, 2016 and December 31, 2015, $14,154 and $14,154 respectively, was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding at each period end.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 9 – STOCK APPRECIATION PLAN

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at March 31, 2016 and December 31, 2015. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $53,108 and $53,108, at March 31, 2016 and December 31, 2015, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2015 were i) the Product segment and ii) the Research and development segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Segment information available with respect to these reportable business segments for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Revenues:
Product segment	$1,693,426	$2,437,314
Research and development segment	285,735	630,427
Total segment and consolidated revenues	1,979,161	3,067,741

Gross profit:
Product segment	758,500	1,030,595
Research and development segment	(27,376)	122,043
Total segment and consolidated gross profit	731,124	1,152,638

Income (loss) from operations
Product segment	$165,104	$258,268
Research and development segment	(85,184)	(65,965)
Total segment income (loss)	79,920	192,303
Unallocated costs	(225,194)	(351,853)
Total consolidated loss from operations	$(145,274)	$(159,550)

Depreciation and amortization:
Product segment	$34,515	$37,857
Research and development segment	12,665	12,884
Total segment depreciation and amortization	47,180	50,741
Unallocated depreciation	-	12,822
Total consolidated depreciation and amortization	47,180	63,563

Capital additions:
Product segment	$-	$30,311
Research and development segment	-	-
Total segment capital additions	-	30,311
Unallocated capital additions	-	-
Total consolidated capital additions	$-	$30,311

	March 31, 2016	December 31, 2015
Segment tangible assets:
Product segment	$810,817	$845,332
Research and development segment	39,361	52,026
Total consolidated tangible assets	$850,178	$897,358

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 8).

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 9).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Litigation

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

NOTE 12 – SUBSEQUENT EVENTS

On April 4, 2016, the maturity date under the Loan & Security Agreement between Nanofilm and the Lender was automatically extended for a one-year renewal term.

On April 25, 2016, the Company issued an aggregate of 2,400 shares of Class A common stock and 1,600 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. These shares are valued were valued on the date of grant of April 25, 2015 at $2.50 per share based on the quoted price of the stock for a total value of $10,000. Also on April 25, 2016, the Company issued 400 shares of Class A common stock to the director who serves on the Audit Committee in partial payment for service on that Committee. These shares were also valued at the quoted stock price on that date of $2.50 for a total value of $1,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited consolidated financial statements.

OVERVIEW

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2016 and 2015 were (i) the Product segment and (ii) the Research and development segment.

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

One line of commercial products center on our customized optical and eyewear cleaning and de-fogging treatments. Another is a family of coating liquids that create very thin, strongly-bound, clear coatings on surfaces used for glass and ceramic surfaces. The third product family is series of clear coatings for plastics incorporating submicron size particles to improve abrasion resistance and wear resistance without sacrificing transparency. Our goal continues to be to create segment leading brands through sales of high quality consumer products, and to develop and produce customized formulas for sale to strategic, industrial partners to be incorporated into their customer’s products. We manufacture our formulations internally to protect our technology and maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

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

Research and development segment

We are a global leader in nanotechnology research and development and this segment focuses on generating revenues through performing research services. Our nanotechnology research is aimed at solving problems at the molecular level: working with the basic properties of matter to create new and improved materials and technologies. We do both research and development, including proof of concepts and prototypes, for our own products and research and development under contract for government and private entities. In our work on products for ourselves we focus on using only the submicron size particles, not smaller nanoparticles that are subject to much greater government regulation. Our work generally falls under one of three technology platforms:

●	Nanosensor technology’

●	Nanoelectronics; and

●	Submicron particle formulations and materials for health and safety products.

Our research and development efforts are currently focused in these and emerging areas.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance and notes that lease contracts with customers are a scope exception. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. On August 12, 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09. Public business entities may elect to adopt the amendments as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. We do not anticipate the guidance to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2016 and 2015.

The research and development segment was acquired in August 2014 and has a history of net losses and negative cash flow from operations. Since the acquisition, we have made efforts to cut costs and achieved positive or break-even cash flow from operations in that segment.

Comparison of Results of Operations for the Three Months ended March 31, 2016 and 2015

Revenues:

For the three months ended March 31, 2016 and 2015, revenues consisted of the following:

	Three Months ended March 31,
	2016	2015
Sales:
Product segment	$1,693,426	$2,437,314
Research and development segment	285,735	630,427
Total segment and consolidated sales	$1,979,161	$3,067,741

For the three months ended March 31, 2016, sales from the Product segment decreased by $743,888 or 30.5% as compared to the three months ended March 31, 2015, which was primarily related to a decrease of approximately $694,000 in sales to our largest customer. Due to a change in artwork, in 2014, this customer delayed the purchase of our product until it depleted their inventory of product with the old artwork. Accordingly, we recorded significant sales during the three months ended March 31, 2015.

For the three months ended March 31, 2016, revenues from our research and development segment decreased by $344,692 or 54.7% compared to the three months ended March 31, 2015. This was primarily attributable to the decision not to pursue cost-share contracts and the expiration of third-party research contracts without awards of new contracts.

Cost of revenues.

Cost of revenues includes inventory costs, costs of materials and supplies, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and development segment.

For the three months ended March 31, 2016, cost of revenues amounted to $1,248,037 as compared to $1,915,103 for the three months ended March 31, 2015, a decrease of $667,066 or 34.8% and consisted of the following:

	Three Months ended March 31,
	2016	2015
Cost of revenues:
Product segment	$934,926	$1,406,719
Research and development segment	313,111	508,384
Total segment and consolidated cost of revenues	$1,248,037	$1,915,103

Gross profit and gross margin.

For the three months ended March 31, 2016, gross profit amounted to $731,124 as compared to $1,152,638 for the three months ended March 31, 2015, a decrease of $421,514 or 36.6%. For the three months ended March 31, 2016 and 2015, gross margins were nearly the same.

Gross profit and gross margin by segment is as follows:

	Three Months ended March 31,
	2016	%	2015	%
Gross profit:
Product segment *	$758,500	44.8%	$1,030,595	42.3%
Research and development segment *	(27,376)	(9.9)%	122,043	19.4%
Total gross profit	$731,124	36.9%	$1,152,638	37.6%

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2016, the increase in gross margins from the Product segment as compared to the comparable 2015 period was primarily attributable to higher sales of our higher margin optical products.

For the three months ended March 31, 2016, the decrease in gross margins from the research and development segment as compared to the comparable 2015 period was primarily attributable to a 54.7% decrease in this segments revenues as compared to only a 38.4% decrease in this segments cost of revenues since certain costs are fixed costs.

Operating expenses:

For the three months ended March 31, 2016, operating expenses amounted to $876,398 as compared to $1,312,188 for the three months ended March 31, 2015, a decrease of $435,790 or 33.2%. For the three months ended March 31, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended March 31,
	2016	2015
Selling and marketing expenses	$47,369	$82,209
Salaries, wages and contract labor	413,737	587,830
Research and development	85,763	195,202
Professional fees	106,358	180,552
General and administrative expenses	223,171	266,395
Total	$876,398	$1,312,188

●	For the three months ended March 31, 2016, sales and marketing expenses decreased by $34,840 or 42.4% as compared to the three months ended March 31, 2015. The decrease was attributable to reduced advertising expense, a decrease in commission expense and a decrease in other sales and marketing expenses.

●	For the three months ended March 31, 2016, salaries, wages and contract services decreased by $174,093, or 29.6%, as compared to the three months ended March 31, 2015. The decrease was primarily attributable to staff reductions that occurred over the course of 2015.

●	For the three months ended March 31, 2016, research and development costs decreased by $109,439 or 56.1%, as compared to the three months ended March 31, 2015. The decrease was attributable to research and development costs incurred in 2015 related to our new surface protector product of approximately $54,000 and a decrease in research and development costs incurred of approximately $55,000 related to our optical products.

●	For the three months ended March 31, 2016, professional fees decreased by $74,194 or 41.1%, as compared to the three months ended March 31, 2015. The decrease was attributable to a decrease in consulting fees of approximately $72,000.

●	For the three months ended March 31, 2016, general and administrative expenses decreased by $43,224 or 16.2% as compared to the three months ended March 31, 2015. The decrease was primarily attributable to costs cutting measures taken during the 2015 period.

Income (loss) from operations.

As a result of the factors described above, for the three months ended March 31, 2016, loss from operations amounted to $(145,274) as compared to a loss from operations of $(159,550) for the three months ended March 31, 2015, a change of $14,276 or 9.0%.

Other income (expense).

Other income (expense) includes interest expense and other income. For the three months ended March 31, 2016, total other income - net amounted to $28,176 as compared to other expenses $(20,898), a change of $49,074 or 234%. This change was attributable to a slight increase in interest expense of approximately $405 offset by an increase in other income of $49,479 consisting of an increase in sublease income in our research and development segment.

Income taxes

For the three months ended March 31, 2016, income tax expense amounted to $2,837 as compared to $4,944 for the three months ended March 31, 2015.

Net loss

As a result of the foregoing, for the three months ended March 31, 2016, net loss amounted to $119,935 or $(0.04) per common share (basic and diluted) as compared to net loss of $(185,392) or $(0.06) per common share (basic and diluted) for the three months ended March 31, 2015, a decrease of $65,457 or 35.3%.

LIQUIDITY AND CAPITAL RESOURSES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $(932,913) and $135,213 of cash as of March 31, 2016 and a working capital deficit of $(889,657) and $262,519 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to March 31, 2016:

			December 31, 2015 to March 31, 2016
	March 31, 2016	December 31, 2015	Change	Percentage Change
Working capital:
Total current assets	$2,493,162	$2,653,190	$(160,028)	(6.0)%
Total current liabilities	3,426,075	3,542,847	116,772	3.3%
Working capital deficit:	$(932,913)	$(889,657)	$(43,256)	(4.9)%

The decrease in working capital deficit was primarily attributable to:

●	A decrease in cash of approximately $127,000,

●	A decrease in accounts receivable of approximately $153,000, and

●	An increase in accounts payables of approximately $75,000.

Offset by

●	An increase in inventory of approximately $121,000 and

●	A decrease in bank revolving line of credit of approximately $38,000,

●	A decrease in accrued expenses of approximately $132,000, and

●	A decrease in deferred revenue of approximately $22,000.

Net cash flow used by operating activities was $92,064 for the three months ended March 31, 2016 as compared to net cash used in operating activities of $279,887 for the three months ended March 31, 2015, a decrease of $187,823.

●	Net cash flow used in operating activities for the three months ended March 31, 2016 primarily reflected a net loss of $119,935 and the add-back of non-cash items consisting of depreciation and amortization of $47,180, stock-based compensation expense of $47,310, and other non-cash items of $(11,062), and changes in operating assets and liabilities primarily consisting of an increase in inventory of $135,203 and a decrease in accrued expenses of $128,450, and a decrease in deferred revenues of $21,692 offset by a decrease in accounts receivable (third party and related party) of $151,579, an increase in accounts payable of $75,091, and a decrease in prepaid expenses and other current assets of $3,118.

●	Net cash flow used in operating activities for the three months ended March 31, 2015 primarily reflected a net loss of $185,392 and the add-back of non-cash items consisting of depreciation and amortization of $63,563, stock-based compensation expense of $41,310, and other non-cash items of $(9,858), and changes in operating assets and liabilities primarily consisting of an increase in accounts receivable (third party and related party) of $234,896 due to timing of collections, an increase in prepaid expenses and other current assets of $45,146, and a decrease in accounts payable of $83,219 offset by a decrease in inventory of $191,067.

For the three months ended March 31, 2016, we had net cash flow provided by investing activities of $21,866 related to the sale of property and equipment in our research and development segment. For the three months ended March 31, 2015, net cash used in investing activities reflects the purchase of property and equipment of $30,311.

Net cash used in financial activities was $57,108 for the three months ended March 31, 2016 as compared to net cash provided by financing activities $19,196 in the same period in 2015. During the three months ended March 31, 2016, we had net repayments bank loans of $18,596 and had net repayments of the bank line of credit of $38,512. During the 2015 period, we received proceeds from a bank line of credit of $165,258 offset by the repayment of bank line of credit of $146,062.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including sales and marketing expenses, research and development expenses, legal and other fees incurred in connection with our patents and technologies, capital expenditures and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues. We have historically financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. We expect to require additional funds through public or private debt or equity financings to be able to increase marketing for our products and to fully execute our business plan. If we are unable to raise the capital we need, we may need to reduce the scope of our business in order to continue our operations.

Revolving Credit Note

In April 2014, our subsidiary, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after the due date. The Company, at any time or from time to time upon three business days’ written notice to Lender, prepay the Revolving Note in full. If Nanofilm prepays the Revolving Note in full and terminates the Revolving Note aft, or if Lender terminates the Revolving Note after default, then, in addition to all other amounts due to Lender and/or paid by the Company, the Company must pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015, Nanofilm and the Lender amended the Loan and Security Agreement with the Lender to extend the outside maturity date to April 4, 2016 and to permit advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, we guaranteed Nanofilm’s obligations to the Lender.

On April 4, 2016, the maturity date was automatically extended for a one-year renewal term.

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

At March 31, 2016, we had $1,250,236 in borrowings outstanding under the Revolving Note with $249,764 available for borrowing under such note. The weighted average interest rate during the period was approximately 7.52%.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2016, the principal amount due under the Equipment Note amounted to $316,116.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2015, the Company issued an aggregate of 2,400 shares of Class A common stock and 1,600 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. These shares are valued were valued on the date of grant of April 25, 2015 at $2.50 per share based on the quoted price of the stock for a total value of $12,000. Also on April 25, 2016, the company issued 400 shares of Class A common stock to the director who serves on the Audit Committee in partial payment for service on that Committee. These shares were also valued at the quoted stock price on that date of $2.50 for a total value of $1,000.

The issuance of the Company’s shares of common stock discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

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

PEN Inc.
(Registrant)

Date: May 16, 2016	/s/ Scott Rickert
Scott Rickert, Ph.D.
President and Chief Executive Officer

Date: May 16, 2016	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer

