Form 10-Q
period 2016-06-30
PEN INC.
filed 2016-08-19
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No.

As of August 10, 2016, the registrant had 1,401,573 shares of Class A common stock, par value $.0001 per share (including 37,778 shares that are subject to forfeiture), 1,399,680 shares of Class B common stock, par value $.0001 per share, and 262,631 shares of Class Z common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	( Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$291,212	$262,519
Accounts receivable, net	1,096,800	1,100,352
Accounts receivable - related party	8,626	11,984
Inventory	1,355,662	1,083,385
Prepaid expenses and other current assets	112,662	194,950
Total Current Assets	2,864,962	2,653,190

OTHER ASSETS:
Property, plant and equipment, net	807,102	897,358
Other assets	29,918	32,103
Total Other Assets	837,020	929,461

TOTAL ASSETS	$3,701,982	$3,582,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank revolving line of credit	$1,228,601	$1,288,748
Current portion of notes payable	87,380	74,380
Accounts payable	1,596,840	1,259,865
Accounts payable - related parties	40,829	27,064
Accrued expenses	805,485	871,098
Deposit on stock purchase	50,000	-
Deferred revenue	-	21,692

Total Current Liabilities	3,809,135	3,542,847

LONG-TERM LIABILITIES:
Notes payable, net of current portion	311,188	312,139

Total Long-term Liabilities	311,188	312,139

Total Liabilities	4,120,323	3,854,986

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 20,000,000 shares authorized; No shares issued and outstanding	-	-
Class A common stock: $.0001 par value, 7,200,000 shares authorized; 1,343,334 and 1,336,759 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	134	134
Class B common stock: $.0001 par value, 2,500,000 shares authorized; 1,397,902 and 1,395,678 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	140	139
Class Z common stock: $.0001 par value, 300,000 shares authorized; 262,631 and 262,631 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	5,171,151	5,071,532
Accumulated deficit	(5,589,792)	(5,344,166)

Total Stockholders’ Deficit	(418,341)	(272,335)

Total Liabilities and Stockholders’ Deficit	$3,701,982	$3,582,651

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Products (including related party sales of $48,604 and $32,291 for the three months ended June 30, 2016 and 2015, respectively, and $96,296 and $77,118 for the six months ended June 30, 2016 and 2015, respectively)	$1,916,124	$1,862,133	$3,609,550	$4,299,447
Research and development services	293,704	451,216	579,439	1,081,643

Total Revenues	2,209,828	2,313,349	4,188,989	5,381,090

COST OF REVENUES:
Products	1,123,716	1,078,428	2,058,642	2,485,147
Research and development services	293,026	455,838	606,137	964,222

Total Cost of Revenues	1,416,742	1,534,266	2,664,779	3,449,369

GROSS PROFIT	793,086	779,083	1,524,210	1,931,721

OPERATING EXPENSES:
Selling and marketing expenses	71,963	48,902	119,332	131,111
Salaries, wages and related benefits	451,502	599,609	865,239	1,187,439
Research and development	78,850	250,353	164,613	445,555
Professional fees	139,274	163,499	245,632	344,051
General and administrative expenses	268,226	247,175	491,397	513,570

Total Operating Expenses	1,009,815	1,309,538	1,886,213	2,621,726

LOSS FROM OPERATIONS	(216,728)	(530,455)	(362,002)	(690,005)

OTHER INCOME (EXPENSE):
Interest expense	(28,136)	(36,355)	(56,270)	(64,084)
Other income, net	121,469	516	177,779	7,347

Total Other Income/(Expense)	93,333	(35,839)	121,509	(56,737)

Loss before income taxes	(123,396)	(566,294)	(240,494)	(746,742)

Income tax expense	(2,295)	(16,284)	(5,132)	(21,228)

NET LOSS	$(125,691)	$(582,578)	$(245,626)	$(767,970)

NET LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.20)	$(0.08)	$(0.26)
Diluted	$(0.04)	$(0.20)	$(0.08)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,002,658	2,974,658	3,000,152	2,971,283
Diluted	3,002,658	2,974,658	3,000,152	2,971,283

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,626)	$(767,970)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in inventory obsolescence reserve	24,108	(6,650)
Depreciation and amortization expense	94,256	127,167
Amortization of deferred lease incentives	6,415	(3,208)
Gain on sale of property and equipment	(21,866)	-
Gain on settlement of A/P	(33,511)	-
Gain on settlement of accrued salary	(36,973)	-
Stock-based compensation	99,620	89,620
Change in operating assets and liabilities:
Accounts receivable	3,552	(317,446)
Accounts receivable related party	3,358	28,266
Inventory	(296,385)	347,940
Prepaid expenses and other assets	84,473	(22,956)
Accounts payable	421,725	(240,543)
Account payable related party	13,765	-
Accrued expenses	(35,055)	(42,584)
Deferred revenue	(21,692)	545

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	60,164	(807,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	21,866	-
Purchases of property and equipment	(4,000)	(227,592)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	17,866	(227,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit on stock purchase	50,000	-
Proceeds from bank line of credit	3,361,000	4,257,500
Repayment of bank lines of credit	(3,421,147)	(3,882,895)
Proceeds from bank loan	-	371,901
Repayment of bank loans	(37,190)	(6,198)
Repayment of loan to third party	(2,000)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(49,337)	740,308

NET (DECREASE) INCREASE IN CASH	28,693	(295,103)

CASH, beginning of year	262,519	464,735

CASH, end of period	$291,212	$169,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$56,270	$64,010
Income taxes	$5,132	$4,944

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$-	$13,725
Common stock issued for accrued expenses	$-	$123,285
Reclassification of accrued salary to notes payable - long-term	$51,239	$41,770

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on March 30, 2016, the Company had a net loss of $1,869,247 and $2,370,254 for the years ended December 31, 2014 and 2015. Additionally, the Company had a net loss of $245,626 for the six months ended June 30, 2016. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $5,589,792, $418,341 and $944,173, respectively, at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2015 and continuing in the first two quarters of 2016, management has taken measures to reduce operating expenses.

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2016 and 2015 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At June 30, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$53,108	-	-	$53,108
Equity Credits Issued	-	-	$14,154	-	-	$14,154

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2015	$53,108	$14,154
Change in fair value included in net loss	-	-
Balance at June 30, 2016	$53,108	$14,154

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At June 30, 2016 inventory consisted of $890,229 in raw materials and $663,706 of finished goods before applying the inventory reserve of $198,273.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the six months ended June 30, 2016 and 2015.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of Revenue:

●	Net product sales by our subsidiary Nanofilm.

●	Reimbursements under agreements to perform research and development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform research contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks and thermal management materials.

Revenue Recognition Criteria:

●	Net product sales by our subsidiary Nanofilm, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from research and development government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned.

●	Revenue from research and development non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms then revenue will not be recognized until acceptance occurs.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is research and development and the licensing of its technology, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of conductive inks, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its research.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015, the Company recorded approximately $ 44,002 and $26,225 and $ 65,791 and $81,693, respectively, as a reduction of sales related to these costs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales and for the three months ended June 30, 2016 and 2015 they amounted to $ 49,759 and $50,384, and for the six months ended June 30, 2016 and 2015 and amounted to $ 93,803 and $102,022.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended June 30, 2016 and 2015 were $78,850 and $250,353, and for the six months ended June 30, 2016 and 2015 were $164,613 and $445,555. These costs are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended June 30, 2016 and 2015 were $10,448 and $15,960, and for the six months ended June 30, 2016 and 2015 were $18,431 and $33,518. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2010. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2016.

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

Net loss per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2016 and December 31, 2015, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2016	December 31, 2015
Total stock options	11,365	12,397

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 8 and 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Class A common stock	$(0.04)	$(0.20)	$(0.08)	$(0.26)
Class B common stock	$(0.04)	$(0.20)	$(0.08)	$(0.26)
Class Z common stock	$(0.04)	$(0.20)	$(0.08)	$(0.26)

Weighted average shares outstanding:
Class A common stock	1,342,565	1,317,321	1,340,804	1,314,029
Class B common stock	1,397,462	1,394,706	1,396,718	1,394,623
Class Z common stock	262,631	262,631	262,631	262,631
Total weighted average shares outstanding	3,002,658	2,974,658	3,000,152	2,971,283

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect this accounting standard to have a significant impact on the Company’s consolidated financial position or results of operations.

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

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

In April 2014, our subsidiary, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that if (i) Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015, Nanofilm and the Lender entered into an amendment to the Loan and Security Agreement extending the outside maturity date to April 4, 2016 and permitting advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed Nanofilm’s obligations to the Lender. On April 4, 2016, the maturity date under the Loan & Security Agreement between Nanofilm and the Lender was automatically extended for a one-year renewal term.

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

At June 30, 2016, the Company had $1,228,601 in borrowings outstanding under the Revolving Note with $271,399 available for borrowing. The weighted average interest rate during the period was approximately 7.7%.

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2016, the principal amount due under the Equipment Note amounted to $297,521.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into three promissory note agreements with those individuals that obligate the Company to pay them accrued and unpaid deferred salary in an aggregate amount of $51,807. The principal bears interest at the minimum rate of interest applicable under the internal revenue code (approximately 2.24% at June 30, 2016). All principal and interest payable under three of these notes aggregating $37,457 are due in 2025 and all principal and interest payable under one of these notes amounting to $14,350 are due in 2020.

On May 31, 2016, in connection with a restatement of our agreement with a former research partner we delivered a promissory note to repay amounts previously advanced to us and accrued. The principal amount is $51,239 bearing interest at 5% per annum. Installment payments include both principal and interest. After an initial payment of $2,000, the note requires payments of $1,000 for eleven months, payments of $2,000 for the following 12 months and monthly payments of $3,000 thereafter until paid in full. The balance due on June 30, 2016 was $49,239. In addition, we agreed that our share of certain patent costs would be an offset against future royalties due to us, so we reversed accruals of $33,713, resulting in a net gain of $33,511.

At June 30, 2016, future annual payments of notes payable are as follows:

Amount

2016	$42,009
2017	90,449
2018	102,731
2019	74,380
2020	51,540
2021	0
Thereafter	37,458
$398,568

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three and six months ended June 30, 2016 and 2015, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $48,604 and $32,291 for the three months ended June 30, 2016 and 2015 and totaled $96,296 and $77,118 for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable from the related party totaled $8,626 and $11,984 at June 30, 2016 and December 31, 2015, respectively.

Other

A board member is a principal in an investment advisory firm to which the Company incurred $13,195 and $36,000 in fees and expenses during the three months ended June 30, 2016 and 2015 and $13,195 and $72,000 in fees and expenses during the six months ended June 30, 2016 and 2015, respectively. That Board member is also a principal in the firm that provides the services of our CFO and other financial and accounting services. Starting in June 2016 we pay a monthly fee of $8,000 for those services and reimburse travel expenses incurred on our behalf.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Issuances of Common Stock

Common shares issued for services

On February 17, 2016, the Company issued 1,248 shares of Class A common stock and 624 shares of Class B common stock to the Company’s directors in partial payment for their service on the Company’s board. These shares were valued on the date of grant of February 17, 2016 at $3.20 per share based on the quoted price of the stock for a value of $6,000.

On April 25, 2016, the Company issued an aggregate of 2,800 shares of Class A common stock and 1,600 shares of Class B common stock to the Company’s directors as compensation for their service on the Company’s board and Board committees. These shares are valued were valued on the date of grant of April 25, 2016 at $2.50 per share based on the quoted price of the stock for a total value of $11,000.

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the six months ended June 30, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	12,397	$81.15	-	$-
Exercised	-		-	-
Forfeited	(1,032)	$89.86	-	-
Balance Outstanding June 30, 2016	11,365	$80.36	3.37	$-

Exercisable, June 30, 2016	11,365	$80.36	3.37	$-

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At an $18.00 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27.00, $36.00, $45.00 and $54.00. The last 10,000 shares vest at a $63.00 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three and six months ended June 30, 2016, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $82,620, respectively.

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

The Company places its cash in banks at levels that, at times, may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2016 and December 31, 2015. The Company has not experienced any losses in such accounts through June 30, 2016.

Lender concentration

The Company relies primarily on one lender under a $1,500,000 Revolving Note.

Customer concentrations

Customer concentrations for the six months ended June 30, 2016 and 2015 are as follows:

	Revenues
	For the six months ended June 30,
	2016	2015
Customer A	29%	27%
Customer B	14%	*	%
Customer C	* %	*	%
Total	43%	27%

*Less than 10%

	Accounts Receivable
	As of June 30,	As of December 31,
	2016	2015
Customer A	50%	31%
Customer B	11%	* %
Customer C	* %	14%
Total	61%	45%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the six months ended June 30, 2016 and 2015, total sales in the United States represent approximately 76% and 92% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the six months ended June 30, 2016 and 2015.

Vendor concentrations

For the six months ended June 30, 2016, the Company purchased 41% of its inventory from two suppliers (30% and 11%, respectively). For the six months ended June 30, 2015, the Company purchased 53% of its inventory from three suppliers (29%, 13% and 11%, respectively).

NOTE 8 – EQUITY CREDITS

During 1997, Nanofilm established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nanofilm’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the higher of the purchase price or the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis. The maximum number of credits available for issuance is 385,000. During the six months ended June 30, 2016, no equity credits were forfeited and no units were redeemed. As of June 30, 2016, 46,750 equity credits were issued and outstanding with an approximate value of $0.2761 per credit and, as of December 31, 2015, 46,750 equity credits were issued and outstanding with an approximate value of $0.2761 per credit. At June 30, 2016 and December 31, 2015, $14,154 and $14,154, respectively, was accrued, and included in accrued expenses, representing the formula redemption value associated with the equity credits outstanding at each period end.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at June 30, 2016 and December 31, 2015. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $53,108 and $53,108, at June 30, 2016 and December 31, 2015, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June, 30 2016 were the Product Segment and ii) the Research and Development Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product segment	$1,916,124	$1,862,133	$3,609,550	$4,299,447
Research and development segment	$293,704	451,216	$579,439	1,081,643
Total segment and consolidated revenues	$2,209,828	2,313,349	$4,188,989	5,381,090

Gross profit:
Product segment	792,407	783,705	1,550,907	1,814,300
Research and development segment	679	(4,622)	(26,697)	117,421
Total segment and consolidated gross profit	793,086	779,083	1,524,210	1,931,721

Income (loss) from operations
Product segment	$140,509	$71,518	$305,613	$329,786
Research and development segment	(72,189)	(232,956)	(157,373)	(298,921)
Total segment income (loss)	68,320	(161,438)	148,240	30,865
Unallocated costs	(285,049)	(369,017)	(510,243)	(720,870)
Total consolidated (loss) income from operations	$(216,729)	$(530,455)	$(362,003)	$(690,005)

Depreciation and amortization:
Product segment	$34,515	$37,857	$69,030	$75,714
Research and development segment	12,561	12,926	25,226	25,810
Total segment depreciation and amortization	47,076	50,783	94,256	101,524
Unallocated depreciation	—	12,821	—	25,643
Total consolidated depreciation and amortization	$47,076	$63,604	$94,256	$127,167

Capital additions:
Product segment	$4,000	$193,895	$4,000	$224,206
Research and development segment	—	3,386	—	3,386
Total segment capital additions	$4,000	$197,281	$4,000	$227,592
Unallocated capital additions	—	-	—	-
Total consolidated capital additions	$4,000	$197,281	$4,000	$227,592

	June 30, 2016	December 31, 2015
Segment tangible assets:
Product segment	$792,602	$845,332
Research and development segment	44,418	52,026
Total consolidated tangible assets	$837,020	$897,358

NOTE 11 - COMMITMENTS AND CONTINCENGIES

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 8).

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 9).

Litigation

On May 23, 2016, we settled a pending dispute with Dongsheng Mao. The settlement was for less than the amount accrued, but its terms are confidential. The Company recognized a gain on settlement of approximately $37,000.

NOTE 12 - SUBSEQUENT EVENTS

On July 25, 2016, we issued 17,793 shares of Class A common stock at a price of $2.81 per share to a private investor for a total cash purchase of $50,000 that was received in May, 2016 and reflected as a deposit on stock purchase liability at June 30,2016. On July 25, 2016, we also issued a 5-year warrant to purchase up to 712 shares of Class A common stock at an exercise price of $2.81 per share to the investment banking firm that assisted us in placing the shares with that investor for a value of $1,546, assuming a 1.158% risk free rate and 191.6% annual volatility. We must also pay that firm a cash fee of $2,000. Both the warrant value and cash fee will be charged against the proceeds to additional paid in capital.

On July 25, 2016, we issued an aggregate of 2,667 shares of our Class A common stock and 1,778 shares of our Class B common stock as compensation to our directors for service on our board. These shares were valued on the date of grant of July 25, 2015 at $2.25 per share based on the closing price of our stock for a total value of $10,000.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2016 were (i) the Product Segment and (ii) the Research and Development Segment. For the three and six months ended June 30, 2015, the Company operated the same two segments.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect this accounting standard to have a significant impact on the Company’s consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2016 and 2015.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2016 and 2015

Revenues:

For the three and six months ended June 30, 2016 and 2015, revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Sales:
Product segment	$1,916,124	$1,862,133	$3,609,550	$4,299,447
Research and development segment	$293,704	451,216	579,439	1,081,643
Total segment and consolidated sales	$2,209,829	$2,313,349	$4,188,989	$5,381,090

For the three months ended June 30, 2016, sales from the Product segment increased by $53,991 or 2.9% as compared to the three months ended June 30, 2015 which was primarily attributable to increased sales of optical products resulting from customer education that occurred in the first quarter. For the six months ended June 30, 2016 revenue from the product segment decreased by $689,897 or 16%, as compared to the six months ended June 30, 2015, respectively, which was primarily attributable to a reduction in sales of the anti-fog products.

For the three and six months ended June 30, 2016, revenues from our research and development segment amounted to $293,704 and $579,439, respectively. For the three and six months ended June 30, 2015, revenues from our research and development segment were $451,216 and $1,081,643, respectively. This is due to fewer research contracts in part attributable to our decision not to seek government research contracts that include a cost share.

Cost of revenues.

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment.

For the three months ended June 30, 2016, cost of revenues amounted to $1,416,742 as compared to $1,534,266 for the three months ended June 30, 2015, a decrease of $117,524 or 7.7%. For the six months ended June 30, 2016, cost of revenues amounted to $2,664,779 as compared to $3,449,369 for the six months ended June 30, 2015, a decrease of $784,590 or 22.7%. These changes consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Cost of revenues:
Product segment	$1,123,716	$1,078,428	$2,058,642	$2,485,147
Research and development segment	293,026	455,838	606,137	964,222
Total segment and consolidated cost of revenues	$1,416,742	$1,534,266	$2,664,779	$3,449,369

Gross profit and gross margin.

For the three months ended June 30, 2016, gross profit amounted to $793,086 as compared to $779,083 for the three months ended June 30, 2015, an increase of $14,003 or 1.8%. For the three months ended June 30, 2016 and 2015, gross margins were 35.9% and 33.7%, respectively. For the six months ended June 30, 2016, gross profit amounted to $1,524,210 as compared to $1,931,721 for the six months ended June 30, 2015, a decrease of $407,511 or 21.1%. For the six months ended June 30, 2016 and 2015, gross margins were 36.4% and 35.9%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	%	2015	%	2016	%	2015	%
Gross profit:
Product segment *	$792,408	41.4%	783,705	42.1%	$1,550,908	43.0%	1,814,300	42.2%
Research and development segment *	$678	.23%	(4,622)	(1.0)	$(26,698)	(4.6)%	117,421	10.9%
Total gross profit	$793,086	35.9%	779,083	33.7%	1,524,210	36.4%	1,931,721	35.9%

* Gross margin % based on respective segments revenues.

For the three months ended June 30, 2016, Product segment margins were down slightly from the comparable 2015 period. For the six months ended June 30, 2016, however, Product segment margins were up despite the 16% decline in sales due primarily to cost cutting in manufacturing.

The increase in gross margins from the research development segment for the three months ended June 30, 2016 as compared to the six months ended June 30, 2016 was attributable to personnel reductions and to the shift away from cost share research contracts.

Operating expenses:

For the three months ended June 30, 2016, operating expenses amounted to $1,009,816 as compared to $1,309,538 for the three months ended June 30, 2015, a decrease of $299,722 or 22.9%. For the six months ended June 30, 2016, operating expenses amounted to $1,886,213 as compared to $2,621,726 for the six months ended June 30, 2015, a decrease of $735,513 or 28.1%. For the three and six months ended June 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Selling and marketing expenses	$71,964	$48,902	$119,332	$131,111
Salaries, wages and contract labor	451,502	599,609	865,239	1,187,439
Research and development	78,850	250,353	164,613	445,555
Professional fees	139,274	163,499	245,632	344,051
General and administrative expenses	268,226	247,175	491,397	513,570
Total	$1,009,816	$1,309,538	$1,886,213	$2,621,726

●	For the three months ended June 30, 2016, selling and marketing expenses increased by $23,062 or 47.2% as compared to the three months ended June 30, 2015 primarily because of an increase in commissions payable in the 2016 period. For the six months ended June 30, 2016, sales and marketing expenses decreased by $11,779 or 9.0% as compared to the six months ended June 30, 2015. For the six months ended June 30, 2016, the decrease was attributable to decreases in most categories, including trade shows, market development, commissions and co-op advertising as compared to the comparable 2015 period.

●	For the three months ended June 30, 2016, salaries, wages and related benefits decreased by $148,107, or 24.7%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, salaries, wages and contract services decreased by $322,200, or 27.1%, as compared to the six months ended June 30, 2015. For the three and six months ended June 30, 2016, these decreases were attributable to personnel reductions. We continue to look for ways to reduce our costs even as we look to expand our sales and marketing efforts for the balance of 2016.

●	For the three months ended June 30, 2016, research and development costs decreased by $171,503 or 68.5%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, research and development costs decreased by $280,942 or 63.1%, as compared to the six months ended June 30, 2015. For the three and six months ended June 30, 2016, these decreases were attributable to the substantial completion of the research and development effort related to our new surface protector and fortifier product as well as the end of work on an expansion of the optical product line.

●	For the three and six months ended June 30, 2016, professional and other fees decreased by $24,225 or 14.8%, and $98,419 or 28.6%, as compared to the three and six months ended June 30, 2015, respectively. This reflects cost reductions in legal expenses as we focus our patent portfolio and also reflects the fact that fees for preparation of tax returns related to the combination that occurred in August 2014 were only incurred in the 2015 period.

●	For the three months ended June 30, 2016, general and administrative expenses increased by $21,051 or 8.5% as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, general and administrative expenses decreased by approximately $22,173 or 4.3% as compared to the six months ended June 30, 2015. The decrease for the six-month period in 2016 was attributable to several factors including the end of amortization of intangibles, and personnel reductions with associated general and administrative expenses.

Income (loss) from operations.

As a result of the factors described above, for the three months ended June 30, 2016, loss from operations amounted to $(216,729) as compared to loss from operations of $(530,455) for the three months ended June 30, 2015, an improvement of $313,726 or 59.1%, and for the six months ended June 30, 2016, loss from operations amounted to $(362,003) as compared to a loss from operations of $(690,005) for the six months ended June 30, 2015, an improvement of $328,002 or 47.5%.

Other income (expense).

For the three months ended June 30, 2016, other income/(expense) was a net positive $93,333 as compared to a net negative $35,839, an increase of $129,172 or 360.42%. This change was attributable to a decrease in interest expense of approximately $8,219 attributable to lower borrowing under our line of credit and an increase in other income of $120,953. Other income included rent for subleased space in Austin that will be recurring, and adjustments related to our amended agreement with a former research partner and our settlement of the lawsuit with a former employee. For the six months ended June 30, 2016 other income was $121,509, as compared to a negative $56,737 for the six months ended 2015, an increase of $178,246, or 314.17%. The same factors caused the change in the six month period.

Income taxes

For the three and six months ended June 30, 2016, income tax expense amounted to $2,295 and $5,132 as compared to $16,284 and $21,228 for the three and six months ended June 30, 2015, respectively.

Net (loss) income and net (loss) income attributable to PEN Inc

As a result of the foregoing, for the three and six months ended June 30, 2016, net loss amounted to $(125,691) and $(245,626) as compared to net loss of $(582,578) and $(767,970) for the three and six months ended June 30, 2015, an improvement of $456,887 or 78.4% and $522,344 or 68.0%, respectively.

For the three months ended June 30, 2016 and 2015, net (loss) amounted to $(125,691) or $(0.04) per common share (basic and diluted), and $(582,578) or $(0.20) per common share (basic and diluted), respectively. For the six months ended June 30, 2016 and 2015, net (loss) amounted to $(245,626) or $(0.08) per common share (basic and diluted), and $(767,970) or $(0.26) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $944,173 and $291,212 of cash as of June 30, 2016 and working capital deficit of $889,657 and $262,519 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to June 30, 2016:

			December 31, 2015 to June 30, 2016
	June 30, 2016	December 31, 2015	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,864,962	$2,653,190	$211,772	(7.9)%
Total current liabilities	3,809,135	3,542,847	(266,289)	(7.5)%
Working capital (deficit):	$(944,173)	$(889,657)	$(54,517)	(6.1)%

The decrease in working capital was primarily attributable to an increase in accounts payable.

Net cash provided by operating activities was $60,164 for the six months ended June 30, 2016 as compared to net cash used in operating activities of $807,819 for the six months ended June 30, 2015, an improvement of $867,983 or 107.4%. Net cash flow in operating activities for the six months ended June 30, 2016 primarily reflected a net loss of ($252,626) adjusted for the add-back backs of depreciation at $94,256, inventory reserve of $24,108, amortization of deferred lease incentives of $6,415 and stock-based compensation of $99,620. Changes in operating assets included a decrease in accounts receivable of $6,910, a decrease in prepaid expenses and other current assets of $84,473, an increase in accounts payable of $435,490, an increase in accrued expenses of $35,055 and a decrease in deferred revenue of $21,692. All the increases in cash flow were offset by an increase in inventory of $296,385.

We expect our cash used in operating activities to increase slightly due to the following:

●	additional working capital to support increased sales; and

●	an increase in advertising, commissions and sales promotions for existing and new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities was $17,866 for the six months ended June 30, 2016 as compared to net cash used in investing activities of $227,592 for the six months ended June 30, 2015, an improvement of $245,458. The 2016 period included proceeds from the sale of property and equipment of $21,866. Another major factor causing the change was purchases of only $4,000 in property and equipment in the 2016 period as compared to purchases of $227,592 in the 2015 period.

The Company paid down $49,337 in obligations on a net basis for the six months ended June 30, 2016 as opposed to net cash used in financing activities of $740,308 in the same period in 2015. During the six months ended June 30, 2016, we paid off a bank note by $37,190, received $3,361,000 proceeds from a bank line of credit offset by the $3,421,147 repayment of the same bank line of credit and received a deposit of $50,000 for the purchase of Class A common shares.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Revolving Credit Note

In April 2014, our subsidiary, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. Nanofilm will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that if (i) Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015, Nanofilm and the Lender entered into an amendment to the Loan and Security Agreement extending the outside maturity date to April 4, 2016 and permitting advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed Nanofilm’s obligations to the Lender. On April 4, 2016, the maturity date under the Loan & Security Agreement between Nanofilm and the Lender was automatically extended for a one-year renewal term.

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

At June 30, 2016, the Company had $1,228,601 in borrowings outstanding under the Revolving Note with $271,399 available for borrowing. The weighted average interest rate during the period was approximately 7.7%.

.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2016, the principal amount due under the Equipment Note amounted to $297,521.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 23, 2016, we settled the dispute with a former employee. The terms of the settlement require us to pay a total of $40,000, most of it payable over time.  This was less than the amount accrued.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2016, we issued 17,793 shares of Class A common stock at a price of $2.81 per share to a private investor for a total cash purchase of $50,000 that was received May 23, 2016 and reflected as a deposit on stock purchase liability at June 30,2016. On July 25, 2016 we also issued a 5-year warrant to purchase up to 712 shares of Class A common stock at an exercise price of $2.81 per share to the investment banking firm that assisted us in placing the shares with that investor for a value of $1,546, assuming a 1.158% risk free rate and 191.6% annual volatility. We must also pay that firm a cash fee of $2,000. Both the warrant value and cash fee will be charged against the proceeds to additional paid in capital.

On July 25, 2016, we issued an aggregate of 2,667 shares of our Class A common stock and 1,778 shares of our Class B common stock as compensation to our directors for service on our board. These shares were valued on the date of grant of July 25, 2015 at $2.25 per share based on the closing price of our stock for a total value of $10,000.

These issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

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

PEN Inc. (Registrant)

Date: August 19, 2016	/s/ Scott Rickert
Scott Rickert.
President and Chief Executive Officer

Date: August 19, 2016	/s/ John B Hollister
John B Hollister, III
Chief Financial Officer

