Form 10-Q
period 2016-09-30
PEN INC.
filed 2016-11-10
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, the registrant had 1,401,573 shares of Class A common stock, par value $.0001 per share (including 37,779 shares that are subject to forfeiture), 1,399,680 shares of Class B common stock, par value $.0001 per share, and 262,631 shares of Class Z common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$126,714	$262,519
Accounts receivable, net	636,205	1,100,352
Accounts receivable - related party	40,336	11,984
Inventory	1,261,662	1,083,385
Prepaid expenses and other current assets	96,751	194,950
Total Current Assets	2,161,668	2,653,190

OTHER ASSETS:
Property, plant and equipment, net	764,760	897,358
Other assets	53,668	32,103
Total Other Assets	818,428	929,461

TOTAL ASSETS	$2,980,096	$3,582,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank revolving line of credit	$958,797	$1,288,748
Current portion of notes payable	84,986	74,380
Accounts payable	1,267,911	1,259,865
Accounts payable - related parties	41,887	27,064
Accrued expenses	862,929	871,098
Deferred revenue	-	21,692

Total Current Liabilities	3,216,510	3,542,847

LONG-TERM LIABILITIES:
Notes payable, net of current portion	292,593	312,139

Total Long-Term Liabilities	292,593	312,139

Total Liabilities	3,509,103	3,854,986

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,363,795 and 1,336,759 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	136	134
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,399,680 and 1,395,678 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	140	139
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 262,631 and 262,631 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	26	26
Additional paid-in capital	5,271,385	5,071,532
Accumulated deficit	(5,800,694)	(5,344,166)

Total Stockholders' Deficit	(529,007)	(272,335)

Total Liabilities and Stockholders' Deficit	$2,980,096	$3,582,651

 See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Products (including related party sales of $52,328 and $38,198 for the three months ended September 30, 2016 and 2015, respectively, and $148,624 and $115,316 for the nine months ended September 30, 2016 and 2015, respectively)	$1,781,755	$1,674,242	$5,391,305	$5,973,689
Research and development services	225,083	336,550	804,522	1,418,193

Total Revenues	2,006,838	2,010,792	6,195,827	7,391,882

COST OF REVENUES:
Products	1,116,987	1,009,775	3,175,629	3,494,922
Research and development services	258,768	484,568	864,905	1,448,790

Total Cost of Revenues	1,375,755	1,494,343	4,040,534	4,943,712

GROSS PROFIT	631,083	516,449	2,155,293	2,448,170

OPERATING EXPENSES:
Selling and marketing expenses	57,942	83,488	177,274	214,599
Salaries, wages and related benefits	375,794	554,809	1,241,033	1,742,248
Research and development	71,921	174,736	236,534	620,291
Professional fees	118,818	202,571	364,450	546,622
General and administrative expenses	242,380	233,838	738,909	768,636

Total Operating Expenses	866,855	1,249,442	2,758,200	3,892,396

LOSS FROM OPERATIONS	(235,772)	(732,993)	(602,907)	(1,444,226)

OTHER INCOME (EXPENSES):
Interest expenses	(26,000)	(26,947)	(82,270)	(91,031)
Other income, net	50,870	2,830	228,649	10,177

Total Other Income/(Expense)	24,870	(24,117)	146,379	(80,854)

NET LOSS	$(210,902)	$(757,110)	$(456,528)	$(1,525,080)

NET LOSS PER COMMON SHARE:
Basic	$(0.07)	$(0.25)	$(0.15)	$(0.51)
Diluted	$(0.07)	$(0.25)	$(0.15)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,020,062	2,975,814	3,006,837	2,972,810
Diluted	3,020,062	2,975,814	3,006,837	2,972,810

 See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(456,528)	$(1,525,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in inventory obsolescence reserve	34,184	(6,650)
Bad debt expense	12,034	-
Depreciation and amortization expense	136,598	190,719
Amortization of deferred lease incentives	9,623	(3,208)
Gain on sale of property and equipment	(21,866)	-
Gain on settlement of accounts payable	(33,511)	-
Gain on settlement of accrued salary	(36,973)	-
Stock-based compensation	151,856	137,931
Change in operating assets and liabilities:
Accounts receivable	452,113	15,881
Accounts receivable - related party	(28,352)	27,404
Inventory	(212,461)	343,702
Prepaid expenses and other assets	76,634	(48,617)
Accounts payable	41,557	(104,014)
Accounts payable - related parties	14,823	14,072
Accrued expenses	70,420	210,346
Deferred revenue	(21,692)	(2,376)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	188,459	(749,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	21,866	-
Purchases of property and equipment	(4,000)	(231,796)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	17,866	(231,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	-
Payment of issuance costs related to sale of common stock	(2,000)	-
Proceeds from bank line of credit	5,193,000	6,209,500
Repayment of bank lines of credit	(5,522,951)	(5,855,754)
Proceeds from bank loan	-	371,901
Repayment of bank loans	(55,785)	(18,595)
Repayment of loan to third party	(4,394)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(342,130)	707,052

NET DECREASE IN CASH	(135,805)	(274,634)

CASH, beginning of period	262,519	464,735

CASH, end of period	$126,714	$190,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$82,270	$91,031
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for convertible notes and accrued interest	$-	$13,725
Common stock issued for accrued expenses	$-	$123,285
Reclassification of accrued salary to notes payable - long-term	$51,239	$41,770

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2016.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on March 30, 2016, the Company had a net loss of $1,869,247 and $2,370,254 for the years ended December 31, 2014 and 2015. The Company also had a net loss of $456,528 for the nine months ended September 30, 2016. Moreover, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $5,800,694, $529,007 and $1,054,842, respectively, at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2015 and continuing in the first three quarters of 2016, management has taken measures to reduce operating expenses.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2016 and 2015 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the FASB’s accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company accounts for two instruments at fair value using level 3 valuation.

	At September 30, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$53,108	-	-	$53,108
Equity Credits Issued	-	-	$12,551	-	-	$14,154

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

A roll forward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2015	$53,108	$14,154
Change in fair value included in net loss	-	(1,063)
Balance at September 30, 2016	$53,108	$12,551

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. At September 30, 2016 and December 31, 2015, inventory consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$913,650	$705,951
Finished goods	556,362	551,599
	1,470,012	1,257,551
Less: reserve for obsolescence	(208,350)	(174,166)
Total	$1,261,662	$1,083,385

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the nine months ended September 30, 2016 and 2015.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of Revenue:

●	Net product sales by our subsidiary Nanofilm.

●	Reimbursements under agreements to perform research and development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform research contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed by the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks and thermal management materials.

Revenue Recognition Criteria:

●	Net product sales by our subsidiary Nano, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from research and development government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there is substantive acceptance terms then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until such time as it is earned.

●	Revenue from research and development non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms then revenue will not be recognized until acceptance occurs.

●	Revenue from other product sales is recognized at the time the product shipped. The primary business of the Company’s subsidiary, Applied Nanotech, is research and development, not the sale of products. Product sales are not significant in number, and are generally limited to the sale of conductive inks, thermal management materials, graphene foil, samples, proofs of concepts, prototypes, or other items resulting from its research.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Sales incentives and consideration paid to customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015, the Company recorded approximately $40,471 and $32,747 and $106,262 and $114,440, respectively, as a reduction of sales related to these costs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and handling costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $46,255 and $44,980, and $140,059 and $147,002, respectively.

Research and development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are included in cost of sales. For the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015, research and development costs incurred in the development of the Company’s products were $71,921 and $174,736, and $236,534 and $620,291, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015, advertising costs charged to operations were $5,193 and $46,522, and $23,624 and $81,290, respectively and are included in selling and marketing expenses on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2016 and December 31, 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2016.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Net loss per share of common stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive securities outstanding during each period. As of September 30, 2016 and December 31, 2015, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 6) and are potentially dilutive are excluded from the calculation of diluted EPS since they are anti-dilutive. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2016	December 31, 2015
Stock options	20,707	12,397
Stock warrants	712	-
Restricted shares	37,778	37,778
Total	59,197	50,175

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 8, 9 and 11).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Class A common stock	$(0.07)	$(0.25)	$(0.15)	$(0.51)
Class B common stock	$(0.07)	$(0.25)	$(0.15)	$(0.51)
Class Z common stock	$(0.07)	$(0.25)	$(0.15)	$(0.51)

Weighted average shares outstanding:
Class A common stock	1,358,234	1,318,147	1,346,656	1,315,417
Class B common stock	1,399,197	1,395,037	1,399,550	1,394,763
Class Z common stock	262,631	262,630	262,631	262,630
Total weighted average shares outstanding	3,020,062	2,975,814	3,006,837	2,972,810

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of personal lens cleaners and accessories and ultra-thin films of organic or polymeric crystals (the “Product Segment”) and (ii) the performance of research and development services for government and private entities and any related sales of related products.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). ASU 2016-10 is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted. The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Reclassifications

Certain prior period amounts in the consolidated statement of operations have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 3 - BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

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

At September 30, 2016, the Company had $958,797 in borrowings outstanding under the Revolving Note with $541,203 available for borrowing under such note. The weighted average interest rate during the three months ended September 30, 2016 was 8.3% and for the nine months then ended was approximately 8.1%.

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2016, the principal amount due under the Equipment Note amounted to $278,927.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into three promissory note agreements with those individuals that obligate the Company to pay them accrued and unpaid deferred salary in an aggregate amount of $51,807. The principal bears interest at the minimum rate of interest applicable under the internal revenue code (approximately 1.41% at September 30, 2016). All principal and interest payable under three of these notes aggregating $37,457 are due in 2025 and all principal and interest payable under one of these notes amounting to $14,350 is due in 2020.

On May 31, 2016, in connection with a restatement of our agreement with a former research partner we delivered a promissory note to repay amounts previously advanced to us and accrued. The initial principal amount was $51,239 bearing interest at 5% per annum. Installment payments include both principal and interest. After an initial payment of $2,000, the note requires payments of $1,000 for eleven months, payments of $2,000 for the following 12 months and monthly payments of $3,000 thereafter until paid in full. The principal balance due on September 30, 2016 was $46,845. In addition, we agreed that our share of certain patent costs would be an offset against future royalties due to us, so we reversed accruals of $33,713, resulting in a net gain of $33,511, which is included within other income, net on the consolidated statement of operations.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

At September 30, 2016, future annual payments of notes payable are as follows:

Amount
2016	$21,021
2017	90,449
2018	102,731
2019	74,380
2020	51,540
2021	0
Thereafter	37,458
$377,579

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to related party

During the three and nine months ended September 30, 2016 and 2015, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $52,328 and $38,198 for the three months ended September 30, 2016 and 2015 and totaled $148,624 and $115,316 for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable from the related party totaled $40,336 and $11,984 at September 30, 2016 and December 31, 2015, respectively.

Other

A board member is a principal in an investment advisory firm to which the Company incurred $0 and $36,000 in fees and expenses during the three months ended September 30, 2016 and 2015 and $13,195 and $108,000 in fees and expenses during the nine months ended September 30, 2016 and 2015, respectively. That Board member is also a principal in the firm that provides the services of our CFO and other financial and accounting services. Starting in June 2016 we are paying a monthly fee of $8,000 for those services and we reimburse travel expenses incurred on our behalf.

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

SEPTEMBER 30, 2016

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

Class B Common Stock

Conversion Rights Shares of Class B common stock can be converted, one-for-one, into shares of Class A common stock at any time at the option of the holder. Shares of Class B common stock will automatically be converted into shares of Class A common stock if the shares of Class B common stock are not owned by the Company’s chief executive officer, his spouse, or their descendants and their spouses, or by entities or trusts wholly-owned by them.

Voting Rights Holders of PEN Class B common stock are entitled to 100 votes per share in the election of directors and other matters submitted to a vote of the stockholders.

Class Z Common Stock

Conversion Rights Shares of Class Z common stock can be converted, one-for-one, into shares of Class A common stock at any time at the option of the holder. Shares of Class Z common stock will automatically be converted into shares of Class A common stock if the shares of Class Z common stock are not owned by Zeiss or an entity wholly owned by the ultimate parent of Zeiss. In addition, if Zeiss and other permitted holders of shares of Class Z common stock sell or convert more than one-half of the shares of Class Z common stock that are received in the Combination, all shares of Class Z common stock will automatically convert into Class A common stock.

Voting Rights Holders of PEN Class Z common stock do not vote in the election of directors or otherwise, but they do have the right to designate a director to the PEN Board, have anti-dilution rights described below and have consent rights with respect to certain amendments to PEN’s certificate of incorporation.

Other Rights The Class Z common stock has anti-dilutive rights that, subject to limited exceptions, permit holders of Class Z common stock to purchase additional shares or equity rights issued by PEN (on the same terms as made available to third parties by PEN) to maintain their economic ownership percentage. The holders of Class Z common stock are also entitled to receive a copy of any notice sent to the holders of Class A common stock or Class B common stock, as and when the notice is sent to such holders.

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

SEPTEMBER 30, 2016

(UNAUDITED)

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

Sales of Common Stock

On July 25, 2016, we issued 17,793 shares of Class A common stock at a price of $2.81 per share to a private investor for a total cash purchase of $50,000 that was received in May, 2016 and reflected as a deposit on stock purchase liability at June 30, 2016. On July 25, 2016, we also issued a 5-year warrant to purchase up to 712 shares of Class A common stock at an exercise price of $2.81 per share to the investment banking firm that assisted us in placing the shares with that investor for a value of $1,546, assuming a 1.15% risk free rate and 191.8% annual volatility. We also paid that firm a cash fee of $2,000. Both the warrant value and cash fee will be charged against the proceeds to additional paid in capital.

Stock Options

On July 25, 2016, the Company granted to two consultants five-year options to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $2.81 per share. The options vest and become exercisable after the Company has recorded revenue of at least $1,000,000 for its HALO brand products that reflect the rebranding designed with the assistance of the consultants. Pursuant to ASC 505, the fair value of the options is measured once the performance condition is achieved, at which time the Company will recognize expense associated with the options.

Stock options outstanding are to purchase Class A common stock, Stock option activities for the nine months ended September 30, 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2015	12,397	$81.15
Exercised	-
Forfeited	(1,690)	98.48
Granted	10,000	2.81
Balance Outstanding, September 30, 2016	20,707	$41.91	4.19	$-

Exercisable, September 30, 2016	10,707	$78.42	3.61	-

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Contingently issuable Class A common shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a retired employee of the Company granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At an $18.00 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27.00, $36.00, $45.00 and $54.00. The last 10,000 shares vest at a $63.00 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three and nine months ended September 30, 2016, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $123,930, respectively.

NOTE 7 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Lender concentration

The Company relies primarily on one lender under a $1,500,000 Revolving Note.

Customer concentrations

Customer concentrations for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Customer A	38%	34%	32%	27%
Customer B	13%	17%	14%	13%
Total	51%	51%	46%	40%

	Accounts Receivable
	As of September 30, 2016	As of December 31, 2015
Customer A	38%	31%
Customer B	20%	14%
Total	58%	45%

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic concentrations of sales

For the three and nine months ended September 30, 2016, sales in the United States represent 91% and 91%, respectively, of total consolidated revenues and, for the same periods in 2015, 74% and 92% of total consolidated revenues, respectively. No other geographical area accounts for more than 10% of total sales during the three and nine months ended September 30, 2016 and 2015.

Vendor concentrations

Vendor concentrations for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Inventory Purchases
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Vendor A	36%	38%	31%	32%
Vendor B	12%	12%	11%	12%
Vendor C	*	*	*	11%
Total	48%	50%	42%	55%

* Less than 10%

NOTE 8 – EQUITY CREDITS

During 1997, Nanofilm established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nanofilm’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the higher of the purchase price or the equity credit value for that year. Under certain circumstances, the equity credits are convertible into Nano equity on a one-for-one basis. The maximum number of credits available for issuance is 385,000. During the nine months ended September 30, 2016, 5,000 credits were redeemed and no equity credits were forfeited. As of September 30, 2016, 41,750 equity credits were issued and outstanding with an aggregate formula redemption value of $12,551, and, as of December 31, 2015, 46,750 equity credits were issued and outstanding with an aggregate formula redemption value of $14,154.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 9 – STOCK APPRECIATION RIGHTS PLAN

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2016 and December 31, 2015. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nanofilm, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nanofilm. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nanofilm (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant. The business combination that closed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $53,108 and $53,108, at September 30, 2016 and December 31, 2015, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2016 and 2015 were i) the Product Segment and ii) the Research and Development Segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2016 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product segment	$1,781,755	$1,674,242	$5,391,305	$5,973,689
Research and development segment	225,083	336,550	804,522	1,418,193
Total segment and consolidated revenues	$2,006,838	$2,010,792	$6,195,827	$7,391,882

Gross profit (loss):
Product segment	$664,768	$664,467	$2,215,676	$2,478,767
Research and development segment	(33,685)	(148,018)	(60,383)	(30,597)
Total segment and consolidated gross profit	$631,083	$516,449	$2,155,293	$2,448,170

Income (loss) from operations
Product segment	$108,634	$(53,959)	$409,115	$275,827
Research and development segment	(91,391)	(313,546)	(248,765)	(612,467)
Total segment income (loss)	17,243	(367,505)	160,350	(336,640)
Unallocated expenses	(253,015)	(365,488)	(763,257)	(1,107,586)
Total consolidated (loss) income from operations	$(235,772)	$(732,993)	$(602,907)	$(1,444,226)

Depreciation and amortization:
Product segment	$34,516	$37,857	$103,546	$113,571
Research and development segment	7,826	12,873	33,052	38,683
Total segment depreciation and amortization	42,342	50,730	136,598	152,254
Unallocated depreciation	-	12,822	-	38,465
Total consolidated depreciation and amortization	$42,342	$63,552	$136,598	$190,719

Capital additions:
Product segment	$-	$4,204	$4,000	$228,410
Research and development segment	-	-	-	3,386
Total segment capital additions	-	4,204	4,000	231,796
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$-	$4,204	$4,000	$231,796

	September 30, 2016	December 31, 2015
Segment total assets:
Product segment	$2,684,420	$3,119,551
Research and development segment	206,348	353,583
Corporate	89,328	109,517
Total consolidated total assets	$2,980,096	$3,582,651

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2016 were (i) the Product Segment and (ii) the Research and Development Segment. For the three and nine months ended September 30, 2015, the Company operated the same two segments.

Product segment

Revenue is based on the successful development of specialty products utilizing nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates. Our products are sold in liquid form enabling application by a number of common commercial techniques and in some instances, also as wet and dry towelettes. We rely on intellectual property and or trade secret formulations to protect our proprietary technology.

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

Our main products are:

●	Liquid and towelette formulations packaged in many formats for retail sale to consumers for eyeglass and sunglass lens cleaning and protection.

●	Anti-fogging liquid and towelette formulations packaged for retail sale to consumers for safety glasses, protective eye wear including face shields, and sporting goggles.

●	Anti-fogging towelettes for sale to the military for safety, anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	Mar resistant and stain resistant coatings for high end vitreous china tableware used for heavy duty, usage situations such as restaurants, cruise ships, casinos.

●	Clear protective coatings used on display panels and touch screens to make it easy to remove fingerprints. Applications include automotive and hand held devices.

●	Protective and water repelling coatings on interior glass – decorated glass panels, shower doors to make it easy to clean and prevent scale and grime encrustation.

●	Coatings for ceramic insulators used in transit and underground subways systems to prevent caking of metal dust and greases on surfaces to reduce maintenance and current leakage losses.

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

The first new product is the HALO surface protector. The patent-pending product is a spray cleaner that penetrates and fortifies the surface. This fortifier and protector can clean and protect many surfaces, both natural and man-made. After application, the product continues to fortify and protect, creating a healthy surface.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2016 and 2015.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2016 and 2015

Revenues:

For the three and nine months ended September 30, 2016 and 2015, revenues consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Sales:
Product segment	$1,781,755	$1,674,242	$5,391,305	$5,973,689
Research and development segment	225,083	336,550	804,522	1,418,193
Total segment and consolidated sales	$2,006,838	$2,010,792	$6,195,827	$7,391,882

For the three months ended September 30, 2016, sales from the Product segment increased by $107,513 or 6%. For the nine-month period ended September 30, 2016 sales decreased by $582,384 or 10%. The decline for the nine-month period is due primarily to several institutional customers who bought significant inventory in the first nine-months of 2015 and did not purchase in the first nine months of 2016. The revenues from the Research and development segment decreased by 111,467 or 33% for the three-month period and declined $613,671 or 43% for the nine-month period. Research contracts expire at the end of a project, and, curtailed by our decision to improve profitability and not to seek cost-share contracts, the Research development segment has not been successful at winning new contracts to replace all those that expire.

Cost of revenues:

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including research and development costs related to government and private research contracts in our Research and Development segment as summarized as follow:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Cost of revenues:
Product segment	$1,116,987	$1,009,775	$3,175,629	$3,494,922
Research and development segment	258,768	484,568	864,905	1,448,790
Total segment and consolidated cost of revenues	$1,375,755	$1,494,343	$4,040,534	$4,943,712

Gross profit and gross margin:

Gross profit for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, increased $114,634 or 22.2%. Gross profit for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, decreased $292,877 or 12.0%.

Gross profit and gross margin by segment is shown below.

		Three Months Ended September 30,				Nine Months Ended September 30,
		2016	%	2015	%	2016	%	2015	%
Gross profit:
Product segment *	$	664,768	37.3%	$664,467	39.7%	$2,215,676	41.1%	$2,478,767	41.5%
Research and development segment*		(33,685)	(15.0)%	(148,018)	(44.0)%	(60,383)	(7.5)%	(30,597)	(2.2)%
Total gross profit	$	631,083	31.4%	$516,449	25.7%	$2,155,293	34.8%	$2,448,170	33.1%

* Gross margin % based on respective segments revenues.

For the three months ended September 30, 2016, the decrease in gross margin percentage for the Product segment as compared to that period in 2015 was due largely to product mix in optical products. For the nine months ended September 30, 2016, the decrease in gross margin percentage from the Product segment as compared to the comparable 2015 period was also due to the product mix in optical products as well as a drop off in sales of the anti-fog products.

The increase in gross margin percentage for the research development segment for the three month period was primarily attributable to a decrease in cost of revenues. The decrease in gross margin percentage for the research development segment for the nine month period was attributable to a decrease in revenues related to a decrease in the number of research projects being performed and the allocation of fixed overhead and salaries to the reduced number of projects. The operating losses in this segment do not reflect sublease income reflected in other income and expense that offset some of the facility costs incurred by this segment.

Operating expenses:

Operating expenses for the three and nine month periods ended September 30, 2016 and September 30, 2015 are shown below. For the three-month period, operating expenses decreased $382,587 or 31%. For the nine months, operating expenses decreased $1,134,196 or 29%. For the three and nine months ended September 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Selling and marketing expenses	$57,972	$83,488	$177,274	$214,599
Salaries, wages and contract labor	375,794	554,809	1,241,033	1,742,248
Research and development	71,921	174,736	236,534	620,291
Professional fees	118,818	202,571	364,450	546,622
General and administrative expenses	242,380	233,838	738,909	768,636
Total	$866,855	$1,249,442	$2,758,200	$3,892,396

●	For the three months ended September 30, 2016, sales and marketing expenses decreased by $25,546 or 31% as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, sales and marketing expenses decreased by $37,325 or 17% as compared to the nine months ended September 30, 2015. The decreases in both periods of 2016 reflect the high costs incurred to prepare packaging and sales and marketing materials for new products during 2015.

●	For the three months ended September 30, 2016, salaries, wages and related benefits decreased by $179,015, or 32%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, salaries, wages and contract services decreased by $501,215, or 29%, as compared to the nine months ended September 30, 2015. In each case the decrease was primarily attributable to staff reductions in both segments and the associated decreases in salaries and employee benefits.

●	For the three months ended September 30, 2016, research and development costs decreased by $102,815 or 59%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, research and development costs decreased by $383,757 or 62%, as compared to the nine months ended September 30, 2015. These decreases were attributable to research and development costs incurred in 2015 for the surface protector and fortifier product of approximately $57,428 and $204,744, and other costs incurred in 2015 related to the development of a new product formulations and new optical products.

●	For the three and nine months ended September 30, 2016, professional and other fees decreased by $83,753 or 41%, and $182,172 or 33%, as compared to the three and nine months ended September 30, 2015. These decreases were attributable to bringing additional work in-house, and a decrease in patent fees and related costs as we focus our patent portfolio more narrowly on those patents and patent applications with what we consider to have the greater near-term, commercial potential. In 2015 we also had higher accounting costs for the preparation of tax returns reporting the combination transaction that closed in August 2014.

●	For the three months ended September 30, 2016, general and administrative expenses increased by approximately $8,542 or 4% as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, general and administrative expenses decreased by approximately $29,727 or 4% as compared to the nine months ended September 30, 2015. These variations were not significant.

Loss from operations:

As a result of the factors described above, for the three months ended September 30, 2016, loss from operations amounted to $(235,772) as compared to $(732,993) for the three months ended September 30, 2015, an improvement of $497,221 or 68%, and for the nine months ended September 30, 2016, loss from operations amounted to $(602,907) as compared to $(1,444,226) for the nine months ended September 30, 2015, an improvement of $841,319, or 58%.

Other income (expense):

Other income (expense) includes interest expense and other income (expense). For the three months ended September 30, 2016, total other income was $24,870 as compared to other expenses of $(24,117), an increase of $48,987. This variance was attributable primarily to rent from the sublease of excess space at the R&D center in Austin. For the nine months ended September 30, 2016, total other income amounted to $146,379. as compared to other expense in the 2015 period of $(80,854). The sublease income in Austin, and sales of equipment in Austin earlier in the year were the primary factors contributing to the change.

Net loss and net loss per share:

As a result of the foregoing, for the three and nine months ended September 30, 2016, net loss amounted to $(210,902) and $(456,528) as compared to net loss of $(757,110) and $(1,525,080) for the three and nine months ended September 30, 2015, an improvement of $546,208 or 72% for the three-month period and $1,068,552 or 70% for the nine months.

For the three months ended September 30, 2016 and 2015, net loss per share amounted to $(0.07) per common share (basic and diluted), and $(0.15) per common share (basic and diluted), respectively. For the nine months ended September 30, 2016 and 2015, net loss per share amounted to $(0.25) per common share (basic and diluted), and $(0.51) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $(1,054,842) and $126,714 of cash as of September 30, 2016 and a working capital deficit of $(889,657) and $262,519 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to September 30, 2016:

			December 31, 2015 to September 30, 2016
	September 30, 2016	December 31, 2015	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,161,668	$2,653,190	$(491,522)	(18.5)%
Total current liabilities	3,216,510	3,542,847	(326,337)	(9.2)%
Working capital (deficit):	$(1,054,842)	$(889,657)	$(165,185)	(18.6)%

Both total current assets and total current liabilities decreased, but the decrease in total current assets was larger primarily because of a decrease in accounts receivable primarily due to decreased sales.

Net cash flow provided by operating activities was $188,459 for the nine months ended September 30, 2016 as compared to net cash used by operating activities of $(749,890) for the nine months ended September 30, 2015, an improvement of $938,349.

●	Net cash flow provided by operating activities for the nine months ended September 30, 2016 primarily reflected a net loss of $456,528 adjusted for the add-back of non-cash items totaling $251,945 and a net change in operating assets and liabilities that provided $393,042.

●	Net cash flow used in operating activities for the nine months ended September 30, 2015 primarily reflected a net loss of $1,525,080 adjusted for the add-back of non-cash items of $318,792 and a net change in operating assets and liabilities that provided $456,398.

We expect our cash used in operating activities to increase for additional working capital to support increases in sales and for increased advertising, commissions and sales promotions.

Net cash provided by investing activities was $17,866 for the nine months ended September 30, 2016 as compared to net cash used in investing activities of $231,796 in the same period in 2015. For the nine months ended September 30, 2016, net cash flow provided by investing activities reflects the sale of property and equipment related to the subleasing of excess space at the R&D center in Austin resulting in proceeds of $21,866 that was reduced by the purchase of property and equipment of $4,000. For the nine months ended September 30, 2015, net cash flow provided by investing activities reflects the purchase of property and equipment of $231,796.

Net cash used by financing activities was $(342,130) for the nine months ended September 30, 2016 as compared to net cash provided by financing activities of $707,052 in the same period in 2015. During the nine months ended September 30, 2016, we received proceeds from our line of credit of $5,193,000 while repaying $5,522,951 on the line. During the nine months ended September 30, 2015, we received proceeds from our line of credit of $6,209,500 while repaying $5,855,754 on the line.

Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending, we expect that we will need to curtail our operations.

Our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Our principal future uses of cash are for working capital requirements, including sales and marketing expenses and other operating activities, plus the reduction of liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Revolving Credit Note

In April 2014, our subsidiary, Nanofilm entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”). The unpaid principal balance of this Revolving Note is payable on demand, is secured by all Nanofilm’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. On April 4, 2016, the maturity date was automatically extended for a one-year renewal term. So long as the Revolving Note remains outstanding, in addition to other covenants as defined in the Revolving Note, Nanofilm must obtain the Lender’s consent in order to do the following: a) merge or consolidate with any other company, and shall not suffer a change of control; b) make any capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

At September 30, 2016, the Company had $958,797 in borrowings outstanding under the Revolving Note with $541,203 available for borrowing under such note. The weighted average interest rate during the three months ended September 30, 2016 was 8.3% and for the nine months then ended was approximately 8.1%.

Equipment Financing

On February 10, 2015, Nanofilm entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest of $7,211 through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2016, the principal amount due under the Equipment Note amounted to $278,927.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-balance Sheet Arrangements

None.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25, 2016, in payment for service on our Board we issued 2,667 shares of Class A common stock and 1,778 shares of Class B common stock to our Board members with an aggregate value of $10,000.

On July 25, 2016, we issued 17,793 shares of Class A common stock at a price of $2.81 per share to a private investor for a cash purchase of $50,000 that was received in May, 2016 and reflected as a deposit on stock purchase liability at June 30, 2016. On July 25, 2016, we also issued a 5-year warrant to purchase up to 712 shares of Class A common stock at an exercise price of $2.81 per share and we subsequently paid a fee of $2,000 to the investment banking firm that assisted us in the private placement that resulted in the sale to the cash investor.

Shares issued to our Board and the warrant issued to the investment bank were exempt from registration under Section 4(a)(2) and 3(a)(9). The cash investor is an accredited investor under Regulation D and the shares issued to that investor were exempt from registration under Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1**	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* **	Filed herewith Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PEN Inc.
(Registrant)

Date: November 10, 2016	By:	/s/ Scott Rickert
Scott Rickert.
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ John B. Hollister
John B. Hollister
Chief Financial Officer

