Form 10-Q
period 2017-03-31
PEN INC.
filed 2017-05-22
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of May 16, 2017, the registrant had 1,419,055 shares of Class A Common Stock, (including 37,778 shares that are subject to forfeiture) par value $0.0001 per share, 1,416,976 shares of Class B Common Stock, par value $0.0001 per share, and 262,631 shares of Class Z Common Stock, par value $0.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$305,402	$189,128
Accounts receivable, net	919,184	722,845
Accounts receivable - related party	32,395	10,474
Inventory	1,016,542	1,035,499
Prepaid expenses and other current assets	87,499	75,080
Total Current Assets	2,361,022	2,033,026

OTHER ASSETS:
Property, plant and equipment, net	671,813	709,627
Other assets	77,793	51,078
Total Other Assets	749,606	760,705

Total Assets	$3,110,628	$2,793,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank revolving line of credit	$1,007,456	$979,688
Current portion of notes payable	87,994	90,449
Accounts payable	1,258,949	1,078,527
Accounts payable - related parties	41,887	52,887
Accrued expenses	881,776	904,166

Total Current Liabilities	3,278,062	3,105,717

LONG-TERM LIABILITIES:
Notes payable, net of current portion	264,940	266,110

Total Long-Term Liabilities	264,940	266,110

Total Liabilities	3,543,002	3,371,827

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,371,277 and 1,367,431 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	137	136
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,404,668 and 1,402,104 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	140	140
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 262,631 and 262,631 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	26	26
Additional paid-in capital	5,373,078	5,321,769
Accumulated deficit	(5,805,755)	(5,900,167)

Total Stockholders' Deficit	(432,374)	(578,096)

Total Liabilities and Stockholders' Deficit	$3,110,628	$2,793,731

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
REVENUES:
Products (including related party sales of $53,314 and $47,692 for the three months ended March 31, 2017 and 2016, respectively)	$1,996,489	$1,693,426
Contract services	219,861	285,735

Total Revenues	2,216,350	1,979,161

COST OF REVENUES:
Products	1,035,835	934,926
Contract services	247,198	313,111

Total Cost of Revenues	1,283,033	1,248,037

GROSS PROFIT	933,317	731,124

OPERATING EXPENSES:
Selling and marketing expenses	64,727	47,369
Salaries, wages and related benefits	300,214	413,737
Research and development	68,722	85,763
Professional fees	214,254	106,358
General and administrative expenses	215,986	226,008

Total Operating Expenses	863,903	879,235

INCOME (LOSS) FROM OPERATIONS	69,414	(148,111)

OTHER (EXPENSE) INCOME:
Interest expense	(25,588)	(28,134)
Other income, net	50,586	56,310

Total Other Income	24,998	28,176

NET INCOME (LOSS)	$94,412	$(119,935)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,034,659	2,997,646
Diluted	3,034,659	2,997,646

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94,412	$(119,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in inventory obsolescence reserve	27,204	14,012
Depreciation and amortization expense	37,814	47,180
Amortization of deferred lease incentives	1,782	(3,208)
Gain on sale of property and equipment	-	(21,866)
Stock-based compensation	51,310	47,310
Change in operating assets and liabilities:
Accounts receivable	(196,339)	153,024
Accounts receivable - related party	(21,921)	(1,445)
Inventory	(8,247)	(135,203)
Prepaid expenses and other assets	(39,134)	3,118
Accounts payable	180,422	16,194
Accounts payable - related parties	(11,000)	58,897
Accrued expenses	34,885	(128,450)
Deferred revenue	-	(21,692)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	151,188	(92,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	21,866

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	21,866

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	1,774,000	1,670,000
Repayment of bank lines of credit	(1,787,864)	(1,708,512)
Repayment of bank loans	(18,595)	(18,596)
Repayment of loan to third party	(2,455)	-

NET CASH USED IN FINANCING ACTIVITIES	(34,914)	(57,108)

NET INCREASE (DECREASE) IN CASH	116,274	(127,306)

CASH, beginning of year	189,128	262,519

CASH, end of period	$305,402	$135,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$25,588	$28,134
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$17,425	$-

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Through our wholly-owned subsidiary, PEN Brands LLC, formerly known as Nanofilm, Ltd., we develop, manufacture and sell consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates. These products are marketed internationally primarily to customers in the optical industry. On May 2, 2017, Nanofilm, Ltd. changed its name to PEN Brands LLC.

Through our wholly-owned subsidiary, Applied Nanotech, Inc., we primarily perform design and development services for ourselves and for governmental and private customers.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2017.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on March 29, 2017, the Company had a net loss of $556,001 and $1,869,247 for the years ended December 31, 2016 and 2015. Additionally, the Company had net income (loss) of $94,412 and $(119,935) for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $5,805,755, $432,374 and $917,040, respectively, at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. While the Company achieved profitable operations, management cannot provide assurance that the Company will ultimately sustain profitable operations and remain cash flow positive, or raise additional debt and/or equity capital. During 2016 and continuing in the first quarter of 2017, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., PEN Technology LLC, and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2017 and 2016 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	At March 31, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock appreciation rights Plan A	-	-	$54,538	-	-	$53,108
Equity credits issued	-	-	$2,278	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2016	$53,108	$2,278
Change in fair value included in net income (loss)	1,430	-
Balance at March 31, 2017	$54,538	$2,278

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The cash balance included $10,003 which is restricted in its use as it serves as collateral for a credit card.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At March 31, 2017 and December 31, 2016, inventory consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$857,017	$927,833
Finished goods	417,756	338,643
	1,274,773	1,266,528
Less: reserve for obsolescence	(258,231)	(231,027)
Inventory, net	$1,016,542	$1,035,499

Effective January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”) which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The adoption of this standard did not have a material impact on the Company’s unaudited consolidated financial statements.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2017 and 2016.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of revenue:

●	Net product sales by our subsidiary PEN Brands LLC.

●	Reimbursements under agreements to perform contract services related to new products and product development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks, graphene foils and thermal management materials.

Revenue recognition criteria:

●	Net product sales by our subsidiary PEN Brands LLC, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from contract services performed under government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there is substantive acceptance terms then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until it is earned.

●	Revenue from contract services performed under non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples, or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms then revenue will not be recognized until acceptance occurs.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is contract services, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of conductive inks, graphene foils, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its contract services.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended March 31, 2017 and 2016, the Company recorded $38,618 and $21,789, respectively, as a reduction of sales related to these costs.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs charged to customers are included in sales. For the three months ended March 31, 2017 and 2016, shipping and handling costs incurred for product shipped to customers are included in cost of sales and amounted to $44,557 and $44,044, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. For the three months ended March 31, 2017 and 2016, research and development costs incurred in the development of the Company’s products were $68,722 and $85,763, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. For the three months ended March 31, 2017 and 2016, advertising costs charged to operations were $5,028 and $7,983, respectively and are included in sales and marketing on the unaudited consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2017 or December 31, 2016

Stock-Based Compensation

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

Income (Loss) Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2017, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 6) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method). During the three months ended March 31, 2017, the Company calculated the potential diluted earnings per share in accordance with ASC 260 and determined that none of its outstanding securities had a dilutive effect. These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted income (loss) per share as they would have an anti-dilutive impact on the Company’s net income (loss) and consisted of the following:

	March 31, 2017	December 31, 2016
Stock options	20,370	20,483
Stock warrants	712	712
Restricted stock	37,778	37,778
Total	58,860	58,973

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 8 and 9).

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Net loss per share for each class of common stock is as follows:

Net income (loss) per common shares outstanding:	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Class A common stock	$0.03	$(0.04)
Class B common stock	$0.03	$(0.04)
Class Z common stock	$0.03	$(0.04)

Weighted average shares outstanding:
Class A common stock	1,368,927	1,339,043
Class B common stock	1,403,101	1,395,973
Class Z common stock	262,631	262,630
Total weighted average shares outstanding	3,034,659	2,997,646

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s unaudited consolidated financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Reclassifications

Certain prior period amounts in the unaudited consolidated financial statements have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no impact on the previously reported net loss

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 3 – REVOLVING CREDIT FACILITY

In April 2014, our subsidiary, PEN Brands LLC entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”) with draws limited to a borrowing base as defined in the Revolving Note. The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of PEN Brands LLC’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. PEN Brands LLC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that if (i) Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015, PEN Brands LLC and the Lender entered into an amendment to the Loan and Security Agreement extending the outside maturity date to April 4, 2016 and permitting advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed PEN Brands LLC’s obligations to the Lender. On April 4, 2016, the maturity date under the Loan & Security Agreement between PEN Brands LLC and the Lender was automatically extended for a one-year renewal term.

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, PEN Brands LLC shall not a) merge or consolidate with any other company, except for the Combination and shall not suffer a change of control; b) make any capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one year renewal option. The second amendment also reduced the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal.

At March 31, 2017 and December 31, 2016, the Company had $1,007,456 and $979,688, respectively, which includes accrued interest of $17,720 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $510,264 as of March 31, 2017, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the three months ended March 31, 2017 and 2016 was approximately 6.9% and 7.5%, respectively.

NOTE 4 – NOTES PAYABLE

In January 2017, we issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the three months ended March 31, 2017 and 2016, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $53,314 and $47,692 for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable from the related party totaled $32,395 and $10,474 at March 31, 2017 and December 31, 2016, respectively.

Other

A board member is a principal in DHJH Holdings LLC, the firm that provided the services of the Company’s chief financial officer from May 2016 through February 2017. The Company recognized expenses associated with that firm of approximately $11,000 and $0 in fees and expenses during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the Company included the following within accounts payable to related parties: $22,000 of director fees and $19,887 due to certain of the Company’s executives. See Note 12 - Subsequent Events for details associated with a stock issuance on April 28, 2017 in satisfaction of $19,000 of the accrued director fees.

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

MARCH 31, 2017

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the three months ended March 31, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	20,483	$41.77
Exercised	-	-
Expired	(113)	230.40
Balance Outstanding March 31, 2017	20,370	$40.72	3.76	$-

Exercisable, March 31, 2017	10,370	$77.28	3.22	$-

Contingently Issuable Class A Common Shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of us, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At an $18.00 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27.00, $36.00, $45.00 and $54.00. The last 10,000 shares vest at a $63.00 price threshold. Any shares that have not vested five years after the Effective Date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per shares for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended March 31, 2017 and 2016, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $41,310, respectively. At March 31, 2017, there is $68,850 of unamortized stock-based compensation expense to be recognized in future periods through August 2017.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 7 - CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Lender Concentration

The Company relies on one lender under a $1,500,000 Revolving Note.

Customer Concentrations

Customer concentrations for the three months ended March 31, 2017 and 2016 are as follows:

	Revenues
	For the Three Months Ended March 31,
	2017	2016
Customer A	34%	19%
Customer B	13%	17%
Customer C	* %	* %
	47%	36%

*Less than 10%.

	Accounts Receivable
	As of March 31, 2017	As of December 31, 2016
Customer A	31%	14%
Customer B	14%	16%
Customer C	11%	15%
Total	56%	45%

A reduction in sales from or loss of such customers would have a material adverse effect on our unaudited consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the three months ended March 31, 2017 and 2016, total sales in the United States represent 82% and 73% of total sales, respectively. No other geographical area accounting for more than 10% of total sales during the three months ended March 31, 2017 and 2016.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Vendor Concentrations

Vendor concentrations for inventory purchases for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
	2017	2016
Vendor A	33%	28%
Vendor B	13%	14%
Vendor C	13%	* %
Total	59%	42%

*Less than 10%.

NOTE 8 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the three months ended March 31, 2017, no equity credits were forfeited and no units were redeemed. As of March 31, 2017 and December 31, 2016, 8,250 equity credits were issued and outstanding with an aggregate redemption value of $2,278. At March 31, 2017 and December 31, 2016, $2,278 was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

NOTE 9 – STOCK APPRECIATION PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, PEN Brands LLC had in place a Stock Appreciation Rights Plan A (the “Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of PEN Brands LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000.

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at March 31, 2017 and December 31, 2016. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,538 and $53,108, at March 31, 2017 and December 31, 2016, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2017 and 2016 were (i) the Product segment and (ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Segment information available with respect to these reportable business segments for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Revenues:
Product segment	$1,996,489	$1,693,426
Contract services segment	219,861	285,735
Total segment and consolidated revenues	$2,216,350	$1,979,161

Gross profit (loss):
Product segment	$960,654	$758,500
Contract services segment	(27,337)	(27,376)
Total segment and consolidated gross profit	$933,317	$731,124

Income (loss) from operations
Product segment	$399,348	$165,104
Contract services segment	(79,114)	(85,184)
Total segment income (loss)	320,234	79,920
Unallocated costs	(250,820)	(228,031)
Total consolidated income (loss) from operations	$69,414	$(148,111)

Depreciation and amortization:
Product segment	$32,733	$34,515
Contract services segment	5,081	12,665
Total segment depreciation and amortization	37,814	47,180
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$37,814	$47,180

Capital additions:
Product segment	$-	$-
Contract services segment	-	-
Total segment capital additions	$-	$-
Unallocated capital additions	-	-
Total consolidated capital additions	$-	$-

	March 31, 2017	December 31, 2016
Segment total assets:
Product segment	$2,892,214	$2,577,034
Contract services segment	132,598	146,193
Corporate	85,816	70,504
Total consolidated total assets	$3,110,628	$2,793,731

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of March 31, 2017 the Company has not accrued any amount for litigation contingencies.

NOTE 12 – SUBSEQUENT EVENTS

On April 28, 2017, the Company issued an aggregate of 10,000 shares of Class A common stock and 12,308 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. The shares issued included 7,692 shares as compensation for attendance at the meeting on that date and the rest were issued in payment of $19,000 in accrued director fees from a prior year. These shares are valued were valued on the date of grant of April 28, 2017 at $1.30 per share based on the quoted price of the stock for a total value of $29,000.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2017 and 2016 were (i) the Product segment and (ii) the Contract services segment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2017 and 2016.

Comparison of Results of Operations for the Three Months ended March 31, 2017 and 2016

Revenues

For the three months ended March 31, 2017 and 2016, revenues consisted of the following:

	Three Months Ended March 31,
	2017	2016
Sales:
Product segment	$1,996,489	$1,693,426
Contract services segment	219,861	285,735
Total segment and consolidated sales	$2,216,350	$1,979,161

For the three months ended March 31, 2017, sales from the Product segment increased by $303,063 or 18% as compared to the three months ended March 31, 2016 due to a renewed focus on sales and increased sales of coatings products.

For the three months ended March 31, 2017, revenues from our Contract services segment decreased by $65,874 or 23% compared to the three months ended March 31, 2016. This was primarily attributable to expiration of contracts for research services that were not replaced.

Cost of revenues

Cost of revenues includes inventory costs, costs of materials and supplies, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including related to government and private contracts in our Contract services segment.

For the three months ended March 31, 2017, cost of revenues amounted to $1,283,033 as compared to $1,248,037 for the three months ended March 31, 2016, an increase of $34,996 or 3% and consisted of the following:

	Three Months Ended March 31,
	2017	2016
Cost of revenues:
Product segment	$1,035,835	$934,926
Contract services segment	247,198	313,111
Total segment and consolidated cost of revenues	$1,283,033	$1,248,037

Gross profit and gross margin

For the three months ended March 31, 2017, gross profit amounted to $933,317 as compared to $731,124 for the three months ended March 31, 2016, an increase of $202,193 or 27.8%. For the three months ended March 31, 2017 gross margin was 42.1% as compared to a gross margin of 36.9% for the three months ended March 31, 2016.

Gross profit and gross margin by segment is as follows:

	Three Months Ended March 31,
	2017	%	2016	%
Gross profit:
Product segment *	$960,654	48.1%	$758,500	44.8%
Contract services segment *	(27,337)	(12.4)%	(27,376)	(9.6)%
Total gross profit	$933,317	42.1%	$731,124	36.9%

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2017, the increase in gross margins from the Product segment as compared to the comparable 2016 period was primarily attributable to higher sales of our higher margin coatings products.

For the three months ended March 31, 2017, the decrease in gross margins from the Contract services segment as compared to the comparable 2016 period was primarily attributable to a 23% decrease in this segment’s revenues as compared to only a 21% decrease in this segment’s cost of revenues since certain costs are fixed costs.

Operating expenses

For the three months ended March 31, 2017, operating expenses amounted to $863,903 as compared to $879,235 for the three months ended March 31, 2016, a decrease of $15,332 or 2%. For the three months ended March 31, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016
Selling and marketing expenses	$64,727	$47,369
Salaries, wages and contract labor	300,214	413,737
Contract services	68,722	85,763
Professional fees	214,254	106,358
General and administrative expenses	215,986	226,008
Total	$863,903	$879,235

●	For the three months ended March 31, 2017, sales and marketing expenses increased by $17,358 or 37% as compared to the three months ended March 31, 2016. The increase was attributable to additional advertising expense, an increase in commission expense and an increase in other sales and marketing expenses including trade shows.

●	For the three months ended March 31, 2017, salaries, wages and contract services decreased by $113,523, or 27%, as compared to the three months ended March 31, 2016. The decrease was primarily attributable to staff reductions that occurred over the course of 2016.

●	For the three months ended March 31, 2017, research and development costs decreased by $17,041 or 20%, as compared to the three months ended March 31, 2016. The decrease reflects completion of the reformulation of optical products that had been ongoing in 2016.

●	For the three months ended March 31, 2017, professional fees increased by $107,896 or 101%, as compared to the three months ended March 31, 2016. The increase was attributable to an increase in consultants and temporary help, including creative work repackaging products, on social media and trade show displays.

●	For the three months ended March 31, 2017, general and administrative expenses decreased by $10,022 or 4% as compared to the three months ended March 31, 2016. The decrease was primarily attributable to costs cutting measures taken during the third and fourth quarters of 2016.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2017, income from operations amounted to $69,414 as compared to a loss from operations of $(148,111) for the three months ended March 31, 2016, a change of $217,525 or 147%.

Other (expense) income

Other (expense) income includes interest expense and other income. For the three months ended March 31, 2017, total other income amounted to $24,998 as compared to other income $28,176 for the three months ended March 31, 2017, a decrease of $3,178 or 11%. This change was attributable to a decrease in interest expense of $2,546 and a decrease in other income of $5,724 as compared to the 2016 period.

Net income (loss)

As a result of the foregoing, for the three months ended March 31, 2017, net income amounted to $94,412 or $0.03 per common share (basic and diluted) as compared to net loss of $(119,935) or $(0.04) per common share (basic and diluted) for the three months ended March 31, 2016, an increase of $214,347 or 179%.

LIQUIDITY AND CAPITAL RESOURSES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $(917,040) and $305,402 of cash as of March 31, 2017 and a working capital deficit of $(1,072,691) and $189,128 of cash as of December 31, 2016.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to March 31, 2017:

			December 31, 2016 to March 31, 2017
	March 31,2017	December 31, 2016	Change	Percentage Change
Working capital:
Total current assets	$2,361,022	$2,033,026	$327,996	16.13%
Total current liabilities	3,278,062	3,105,717	172,345	5.55%
Working capital deficit:	$(917,040)	$(1,072,691)	$155,651	(14.51)%

The decrease in working capital deficit was primarily attributable to income from operations of $69,414 and other income of $24,998.

Net cash provided by operating activities was $151,188 for the three months ended March 31, 2017 as compared to net cash used in operating activities of $92,064 for three months ended March 31, 2016, an increase of $243,252.

●

Net cash flow provided by operating activities for the three months ended March 31, 2017 primarily reflected a net income of $94,412, plus the add-back of non-cash items totaling $118,110, partially offset by $61,334 of cash used to fund changes in operating assets and liabilities.

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

For the three months ended March 31, 2017, we had no net cash flow provided by or used in investing activities. During the three months ended March 31, 2016, net cash flow provided by investing activities of $21,866 related to the sale of property and equipment in our Contract services segment.

Net cash used in financing activities was $34,914 for the three months ended March 31, 2017 as compared to $57,108 in the same period in 2016. During the three months ended March 31, 2017, we had net repayments of bank loans of $18,595 and had net repayments of the bank line of credit of $13,864. During the three months ended March 31, 2016, we had net repayments bank loans of $18,596 and had net repayments of the bank line of credit of $38,512.

Future Liquidity and Capital Needs

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

Revolving Credit Note

In April 2014, our subsidiary, PEN Brands LLC entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”) with draws limited to a borrowing base as defined in the Revolving Note. The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of PEN Brands LLC’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. PEN Brands LLC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that if (i) Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015, PEN Brands LLC and the Lender entered into an amendment to the Loan and Security Agreement extending the outside maturity date to April 4, 2016 and permitting advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, the Company guaranteed PEN Brands LLC’s obligations to the Lender. On April 4, 2016, the maturity date under the Loan & Security Agreement between PEN Brands LLC and the Lender was automatically extended for a one-year renewal term.

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, PEN Brands LLC shall not a) merge or consolidate with any other company, except for the Combination and shall not suffer a change of control; b) make any capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one year renewal option. The second amendment also reduced the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal.

At March 31, 2017 and December 31, 2016, the Company had $1,007,456 and $979,688, respectively, which includes accrued interest of $17,720 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $510,264 at March 31, 2017, respectively, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the three months ended March 31, 2017 and 2016 was approximately 6.9% and 7.5%, respectively.

Equipment Financing

On February 10, 2015, PEN Brands LLC entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2017, the principal amount due under the Equipment Note amounted to $241,736.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to our unaudited consolidated financial statements for information related to recent accounting pronouncements.

OFF-BALANCE SHEET ARANGEMENTS

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nothing to report.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2017, the Company issued an aggregate of 10,000 shares of Class A common stock and 12,308 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. The shares issued included both the fee for the board meeting on that date and shares issued in payment of accrued board fees. These shares are valued were valued on the date of grant of April 28, 2015 at $1.30 per share based on the quoted price of the stock for a total value of $29,000.

The issuance of the Company’s shares of common stock discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Second Amendment to Loan and Security Agreement, dated April 3, 2017 between Nanofilm, Ltd. And Mackinac Commercial Credit ABL Division of MBank.

10.2*	Amended and Restated Revolving Credit Loan Note dated April 3, 2017 to Mackinac Commercial Credit ABL Division of MBank from Nanofilm, Ltd.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PEN Inc.
(Registrant)

Date: May 22, 2017	/s/ Scott E. Rickert
Scott E. Rickert.
President and Chief Executive Officer

Date: May 22, 2017	/s/ Jacqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

