Form 10-Q
period 2017-06-30
PEN INC.
filed 2017-08-21
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 16, 2017, the registrant had 1,686,486 shares of Class A common stock, par value $.0001 per share (including 37,778 shares that are subject to forfeiture) and 1,420,176 shares of Class B common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$176,212	$189,128
Accounts receivable, net	815,405	722,845
Accounts receivable - related party	15,242	10,474
Inventory	1,344,625	1,035,499
Prepaid expenses and other current assets	56,680	75,080
Total Current Assets	2,408,164	2,033,026

OTHER ASSETS:
Property, plant and equipment, net	640,750	709,627
Other assets	111,150	51,078
Total Other Assets	751,900	760,705

Total Assets	$3,160,064	$2,793,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank revolving line of credit	$919,068	$979,688
Current portion of notes payable	85,509	90,449
Accounts payable	1,603,230	1,078,527
Accounts payable - related parties	20,887	52,887
Deferred revenue	37,081	-
Accrued expenses	931,198	904,166

Total Current Liabilities	3,596,973	3,105,717

LONG-TERM LIABILITIES:
Notes payable, net of current portion	246,345	266,110

Total Long-Term Liabilities	246,345	266,110

Total Liabilities	3,843,318	3,371,827

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,643,908 and 1,367,431 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	164	136
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,416,976 and 1,402,104 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	142	140
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 and 262,631 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	26
Additional paid-in capital	5,443,385	5,321,769
Accumulated deficit	(6,126,945)	(5,900,167)

Total Stockholders' Deficit	(683,254)	(578,096)

Total Liabilities and Stockholders' Deficit	$3,160,064	$2,793,731

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Products (including related party sales of $58,597 and $48,604 and $111,911, and $92,296 for the three and six months ended June 30, 2017 and 2016, respectively)	$1,754,336	$1,916,124	$3,750,825	$3,609,550
Contract services	248,273	293,704	468,134	579,439

Total Revenues	2,002,609	2,209,828	4,218,959	4,188,989

COST OF REVENUES:
Products	1,080,347	1,123,716	2,116,182	2,058,642
Contract services	266,005	293,026	513,203	606,137

Total Cost of Revenues	1,346,352	1,416,742	2,629,385	2,664,779

GROSS PROFIT	656,257	793,086	1,589,574	1,524,210

OPERATING EXPENSES:
Selling and marketing expenses	172,143	71,963	236,870	119,332
Salaries, wages and related benefits	266,222	451,502	566,436	865,239
Research and development	146,431	78,850	215,153	164,613
Professional fees	186,769	139,274	401,023	245,632
General and administrative expenses	248,262	270,521	464,248	496,529

Total Operating Expenses	1,019,827	1,012,110	1,883,730	1,891,345

LOSS FROM OPERATIONS	(363,570)	(219,024)	(294,156)	(367,135)

OTHER (EXPENSE) INCOME:
Interest expense	(8,326)	(28,136)	(33,914)	(56,270)
Other income, net	50,706	121,469	101,292	177,779

Total Other Income	42,380	93,333	67,378	121,509

NET LOSS	$(321,190)	$(125,691)	$(226,778)	$(245,626)

NET LOSS PER COMMON SHARE:
Basic	$(0.11)	$(0.04)	$(0.07)	$(0.08)
Diluted	$(0.11)	$(0.04)	$(0.07)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,046,341	3,002,658	3,044,393	3,000,152
Diluted	3,046,341	3,002,658	3,044,393	3,000,152

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,778)	$(245,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	38,420	24,108
Depreciation and amortization expense	68,877	94,256
Amortization of deferred lease incentives	3,564	6,415
Gain on sale of property and equipment	-	(21,866)
Gain on sale of accounts payable	-	(33,511)
Gain on settlement of accrued salary	-	(36,973)
Stock-based compensation	102,620	99,620
Change in operating assets and liabilities:
Accounts receivable	(92,560)	3,552
Accounts receivable - related party	(4,768)	3,358
Inventory	(347,546)	(296,385)
Prepaid expenses and other assets	(41,672)	84,473
Accounts payable	542,128	421,725
Accounts payable - related parties	(32,000)	13,765
Accrued expenses	132,878	(35,055)
Deferred revenue	37,081	(21,692)

NET CASH PROVIDED BY OPERATING ACTIVITIES	180,244	60,164

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	21,866
Purchases of property plant and equipment	-	(4,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	17,866

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit on stock purchase	-	50,000
Proceeds from bank lines of credit	3,556,000	3,361,000
Repayment of bank lines of credit	(3,707,030)	(3,421,147)
Repayment of bank loans	(37,190)	(37,190)
Repayment of loan to third party	(4,940)	(2,000)

NET CASH USED IN FINANCING ACTIVITIES	(193,160)	(49,337)

NET (DECREASE) INCREASE IN CASH	(12,916)	28,693

CASH, beginning of year	189,128	262,519

CASH, end of period	$176,212	$291,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$33,914	$56,270
Income taxes	$-	$5,132

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$17,425	$51,239
Accrued director fees settled with common stock	$19,000	$-

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2017.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on March 29, 2017, the Company had a net loss of $556,001 and $1,869,247 for the years ended December 31, 2016 and 2015. Additionally, the Company had a net loss of $321,190 and $226,778 for the three and six months ended June 30, 2017. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,126,945, $683,254 and $1,188,809, respectively, at June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2016 and continuing in the first two quarters of 2017, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., PEN Technology LLC, and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and six months ended June 30, 2017 and 2016 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company accounts for three instruments at fair value using level 3 valuation.

	At June 30, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$54,538	-	-	$53,108
Equity Credits Issued	-	-	$2,278	-	-	$2,278

A roll forward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2016	$53,108	$2,278
Change in fair value included in net loss	1,430	-
Balance at June 30, 2017	$54,538	$2,278

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At June 30, 2017 and December 31, 2016, inventory consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$928,802	$927,833
Work in process	136	-
Finished goods	685,134	338,643
	1,614,072	1,266,528
Less: reserve for obsolescence	(269,447)	(231,027)
Inventory, net	$1,344,625	$1,035,499

Effective January 1, 2017, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”) which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The adoption of this standard did not have a material impact on the Company’s unaudited consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2017 and 2016.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016, the Company recorded $34,886 and $44,002 and $73,505 and $65,791, respectively, as a reduction of sales related to these costs.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended June 30, 2017 and 2016 shipping and handle costs amounted to $52,601 and $49,759, respectively, $97,157 and $93,803 for the six months ended June 30, 2017 and 2016, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended June 30, 2017 and 2016 were $146,431 and $78,850, respectively, and were $215,153 and $164,613 for the six months ended June 30, 2017 and 2016, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended June 30, 2017 and 2016 were $9,598 and $10,448, respectively, and were $14,626 and $18,431 for the six months ended June 30, 2017 and 2016, respectively, and are included in sales and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2017, and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2017 or December 31, 2016.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2017 and December 31, 2016, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2017	December 31, 2016
Stock options	20,370	20,483
Stock warrants	712	712
Restricted Stock	37,778	37,778
Total	58,860	58,973

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 8 and 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended June 30, 2017	Three Months ended June 30, 2016	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Class A common stock	$(0.09)	$(0.04)	$(0.09)	$(0.26)
Class B common stock	$(0.07)	$(0.04)	$(0.07)	$(0.26)
Class Z common stock	$-	$(0.04)	$-	$(0.26)

Weighted average shares outstanding:
Class A common stock	1,429,896	1,342,565	1,428,727	1,340,804
Class B common stock	1,408,952	1,397,462	1,408,173	1,396,718
Class Z common stock	207,493	262,631	207,493	262,631
Total weighted average shares outstanding	3,046,341	3,002,658	3,044,393	3,000,152

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

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

NOTE 3 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

In April 2014, our subsidiary, PEN Brands LLC entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”) with draws limited to a borrowing base as defined in the Revolving Note. The unpaid principal balance of this Revolving Note is payable on demand, is secured by all of PEN Brands LLC’s assets, and bears interest computed at a rate of interest (the “Effective Rate”) which is equal to 7.0% above the LIBOR Rate, as defined, payable monthly. PEN Brands LLC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time upon three business days’ written notice to Lender, prepay the Note in whole provided that if (i) Borrower prepays the Revolving Note in full and terminates the Revolving Note, or (ii) Lender terminates the Revolving Note after default, then Borrower will pay a termination premium equal to 2.0% of the maximum loan amount. On May 1, 2015, PEN Brands LLC and the Lender entered into an amendment to the Loan and Security Agreement extending the outside maturity date to April 4, 2016 and permitting advances against an expanded borrowing base. The borrowing base was increased by $450,000 through October 31, 2015, with this amount reducing by $7,500 monthly thereafter. In addition, PEN Inc., the parent company, guaranteed PEN Brands LLC’s obligations to the Lender. On April 4, 2016, the maturity date under the Loan & Security Agreement between PEN Brands LLC and the Lender was automatically extended for a one-year renewal term.

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

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also reduced the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal.

At June 30, 2017 and December 31, 2016, the Company had $919,068 and $979,688, respectively, which includes accrued interest of $11,840 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $580,932 as of June 30, 2017, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the six months ended June 30, 2017 and 2016 was approximately 6.3% and 7.7%, respectively.

NOTE 4 – NOTES PAYABLE

In January 2017, we issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the three and six months ended June 30, 2017 and 2016, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $58,597 and $48,604 for the three months ended June 30, 2017 and 2016 and totaled $111,911 and $92,296 for the six months ended June 30, 2017 and 2016. Accounts receivable from the related party totaled $15,242 at June 30, 2017 and $10,474 at December 31, 2016. At June 30, 2017, that director no longer served on the Company’s Board and the shareholder was no longer an affiliate.

Other

A board member is a principal in DHJH Holdings LLC, the firm that provided the services of the Company’s chief financial officer from May 2016 through February 2017. The Company recognized expenses associated with that firm of approximately $0 and $8,000 in fees and expenses during the three months ended June 30, 2017 and 2016 and $11,000 and $8,000 in fees and expenses during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company included the following within accounts payable to related parties: $1,000 of director fees and $19,887 due to certain of the Company’s executives.

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

On April 28, 2017, the Company issued an aggregate of 10,000 shares of Class A common stock and 12,308 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. The shares issued included 4,617 Class A shares and 3,078 Class B shares as compensation for attendance at the meeting on that date and the rest were issued in payment of $19,000 in accrued director fees from a prior year. These shares are valued were valued on the date of grant of April 28, 2017 at $1.30 per share based on the quoted price of the stock for a total value of $29,000 with $10,000 recognized as compensation expense.

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the six months ended June 30, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	20,483	$41.77	-	$-
Exercised	-		-	-
Expired	(113)	$230.40	-	-
Balance Outstanding June 30, 2017	20,370	$40.72	3.51	$-

Exercisable, June 30, 2017	10,370	$77.28	2.98	$-

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

Any shares that have not vested five years after the effective date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three and six months ended June 30, 2017 and 2016, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $41,310 and $82,620, respectively. At June 30, 2017, there is $27,540 of unamortized stock-based compensation expense to be recognized in future periods through August 2017.

Conversion of Class Z Common Stock

On May 23, 2017, Zeiss converted 262,631 shares of Class Z common stock into 262,631 shares of Class A common stock. Immediately thereafter, Zeiss sold 262,631 shares of Class A common stock to certain buyers which included the Company’s Chief Executive Officer for an aggregate of $100,000. In addition, pursuant to the certificate of incorporation Zeiss’ Board representation automatically terminated and, as a result, Zeiss ceased to be a related party as of May 23, 2017.

NOTE 7 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Lender Concentration

The Company relies primarily on one lender under a $1,500,000 Revolving Note.

Customer Concentrations

Customer concentrations for the six months ended June 30, 2017 and 2016 are as follows:

	Revenues
	For the six months ended June 30,
	2017	2016
Customer A	34%	29%
Customer B	12%	14%
Customer D	13%	* %
Total	59%	43%

*Less than 10%

	Accounts Receivable
	As of	As of
	June 30, 2017	December 31, 2016
Customer A	25%	14%
Customer B	16%	16%
Customer C	* %	15%
Total	41%	45%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the six months ended June 30, 2017 and 2016, total sales in the United States represent approximately 80% and 76% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the six months ended June 30, 2017 and 2016.

Vendor Concentrations

Vendor concentrations for inventory purchases for the six months ended June 30, 2017 and 2016 are:

	For the six months ended June 30,
	2017	2016
Customer A	28%	30%
Customer B	11%	11%
Customer C	12%	* %
Customer D	11%	* %
Total	62%	41%

*Less than 10%

NOTE 8 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the three months ended June 30, 2017, no equity credits were forfeited and no units were redeemed. As of June 30, 2017, and December 31, 2016, 8,250 equity credits were issued and outstanding with an aggregate redemption value of $2,278. At June 30, 2017 and December 31, 2016, $2,278 was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at June 30, 2017 and December 31, 2016. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,538 and $53,108, at June 30, 2017 and December 31, 2016, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30 2017 and 2016 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating loss. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product segment	$1,754,336	$1,916,124	$3,750,825	$3,609,550
Contract services segment	$248,273	293,704	$468,134	579,439
Total segment and consolidated revenues	$2,002,609	2,209,828	$4,218,959	4,188,989

Gross profit:
Product segment	673,989	792,407	1,634,643	1,550,907
Contract services segment	(17,732)	679	(45,069)	(26,697)
Total segment and consolidated gross profit	656,257	793,086	1,589,574	1,524,210

(Loss) income from operations
Product segment	$(87,730)	$140,509	$311,618	$305,613
Contract services segment	(66,521)	(72,189)	(145,635)	(157,373)
Total segment (loss) income	(154,251)	68,320	165,983	148,240
Unallocated costs	(209,319)	(287,344)	(460,139)	(515,375)
Total consolidated loss from operations	$(363,570)	$(219,024)	$(294,156)	$(367,135)

Depreciation and amortization:
Product segment	$28,293	$34,515	$61,026	$69,030
Contract services segment	2,770	12,561	7,851	25,226
Total segment depreciation and amortization	31,063	47,076	68,887	94,256
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$31,063	$47,076	$68,887	$94,256

Capital additions:	-		-
Product segment	$-	$4,000	$-	$4,000
Contract services segment	-	-	-	-
Total segment capital additions	$-	$4,000	$-	$4,000
Unallocated capital additions		-	-	-
Total consolidated capital additions	$-	$4,000	$-	$4,000

	June 30, 2017	December 31, 2016
Segment tangible assets:
Product segment	$2,927,701	$2,577,034
Contract services segment	136,323	146,193
Corporate	96,040	70,504
Total consolidated tangible assets	$3,160,064	$2,793,731

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

NOTE 12 - SUBSEQUENT EVENTS

On July 28, 2017, the Company issued an aggregate of 4,800 shares of Class A common stock and 3,200 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. These shares were valued on the date of grant at $1.25 per share based on the quoted closing price of the stock for a total value of $10,000.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2017 were (i) the Product Segment and (ii) the Contract services Segment. For the three and six months ended June 30, 2016, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2017 and 2016.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2017 and 2016

Revenues:

For the three and six months ended June 30, 2017 and 2016, revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Sales:
Product segment	$1,754,336	$1,916,124	$3,750,825	$3,609,550
Contract services segment	$248,273	293,704	468,134	579,439
Total segment and consolidated sales	$2,002,609	$2,209,829	$4,218,959	$4,188,989

For the three months ended June 30, 2017, sales from the Product segment decreased by $161,788 or 8% as compared to the three months ended June 30, 2016 which was primarily attributable to slower sales of optical products. For the six months ended June 30, 2017 revenue from the Product segment increased by $141,275 or 4%, as compared to the six months ended June 30, 2016, which was primarily attributable to strong sales of specialty coatings in the first quarter.

For the three months ended June 30, 2017, sales from the Contract services segment decreased by $207,219 or 9% as compared to the three months ended June 30, 2016 which was primarily attributable to contracts that were completed and not replaced. For the six months ended June 30, 2017 revenue from the Contract services segment increased by $29,970 or 1%, as compared to the six months ended June 30, 2016.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended June 30, 2017, cost of revenues decreased by $70,390 or 5% as compared to the three months ended June 30, 2106. For the six months ended June 30, 2017, cost of revenues were essentially flat, decreasing $35,394 or 1%. These changes consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Cost of revenues:
Product segment	$1,080,347	$1,123,716	$2,116,182	$2,058,642
Contract services segment	266,005	293,026	513,203	606,137
Total segment and consolidated cost of revenues	$1,346,352	$1,416,742	$4,218,959	$2,664,779

Gross profit and gross margin

For the three months ended June 30, 2017, gross profit amounted to $656,257 as compared to $793,086 for the three months ended June 30, 2016, a decrease of $136,829 or 17.3%. For the three months ended June 30, 2017 and 2016, gross margins were 32.8% and 35.9%, respectively. For the six months ended June 30, 2017, gross profit amounted to $1,589,574 as compared to $1,524,210 for the six months ended June 30, 2016, an increase of $65,364 or 4.4%. For the six months ended June 30, 2017 and 2016, gross margins were 37.7% and 36.4%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	%	2016	%	2017	%	2016	%
Gross profit:
Product segment *	$673,989	38.4%	792,407	41.4%	$1,634,643	43.6%	1,550,907	43.0%
Contract services segment *	$(17,732)	(7.1)%	679	0.2%	$(45,069)	(9.6)%	(26,697)	(4.6)%
Total gross profit	$656,257	32.8%	793,086	35.9%	1,589,574	37.7%	1,524,210	36.4%

* Gross margin % based on respective segments revenues.

For the three months ended June 30, 2017, Product segment margins were down slightly from the comparable 2016 period due to product mix. For the six months ended June 30, 2017 as compared to the comparable 2016 period, margins were essentially unchanged.

The decrease in gross margins from the research development segment for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was attributable to reduced revenue and fixed costs that were unchanged.

Operating expenses

For the three months ended June 30, 2017, operating expenses were essentially flat, increasing by $7,717 or 1% compared to the three months ended June 30, 2016. The same was true for the six months period as operating expenses decreased by $7,615 for the period ended June 30, 2017, as compared to the six months ended June 30, 2016. For the three and six months ended June 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling and marketing expenses	$172,143	$71,963	$236,870	$119,332
Salaries, wages and related benefits	266,222	451,502	566,436	865,239
Research and development	146,431	78,850	215,153	164,613
Professional fees	186,769	139,274	401,023	245,632
General and administrative expenses	248,262	270,521	464,248	496,529
Total	$1,019,827	$1,012,110	$1,883,730	$1,891,345

●	For the three months ended June 30, 2017, selling and marketing expenses increased by $100,180 or 139% as compared to the three months ended June 30, 2016 due to an increase in social media expenses, commissions and trade show expenses. For the six months ended June 30, 2017, sales and marketing expenses increased by $117,538 or 98% as compared to the six months ended June 30, 2016. For the six months ended June 30, 2017, the increase was due to the same factors.

●	For the three months ended June 30, 2017, salaries, wages and related benefits decreased by $185,280, or 41%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, salaries, wages and contract services decreased by $298,803, or 35%, as compared to the six months ended June 30, 2016. For the three and six months ended June 30, 2017, these decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended June 30, 2017, research and development costs increased by $67,581 or 86%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, research and development costs increased by $50,540 or 31%, as compared to the six months ended June 30, 2016. For the three and six months ended June 30, 2017, these increases were attributable to further work on specialty coatings for new markets and potential enhancements of the surface protector and fortifier product.

●	For the three and six months ended June 30, 2017, professional and other fees increased by $47,495 or 34%, and $155,391 or 63%, as compared to the three and six months ended June 30, 2016, respectively. This increase is due to contract services that are part of the preparation for moving product segment operations to a new location at the end of September.

●	For the three months ended June 30, 2017, general and administrative expenses decreased by $22,259 or 8% as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses decreased by approximately $32,281 or 7% as compared to the six months ended June 30, 2016. The decrease for the six-month period in 2017 was attributable to several factors including the end of amortization of intangibles, and personnel reductions with associated general and administrative expenses.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2017, loss from operations amounted to $(363,570) as compared to loss from operations of $(219,024) for the three months ended June 30, 2016, an increase of $144,546 or 66%. For the six months ended June 30, 2017, loss from operations amounted to $(294,156) as compared to a loss from operations of $(367,135) for the six months ended June 30, 2016, an improvement of $72,929 or 20%.

Other (expense) income

For the three months ended June 30, 2017, other income was $42,380 as compared to $93,333 for the three months ended June 30, 2016, a decrease of $50,953 or 55%. There was a decrease in interest expense of approximately $19,810 attributable to a reduced interest rate on our revolving credit loan and a decrease in other income of $70,763. For the six months ended June 30, 2017 other income was $67,378, as compared to a $121,509 for the six months ended 2016, a decrease of $54,131, or 45%.

Net loss

As a result of the foregoing, for the three and six months ended June 30, 2017, net loss amounted to $(321,190) and $(226,778) as compared to net loss of $(125,691) and $(245,626) for the three and six months ended June 30, 2016. The increased loss for the 3-month period was $(195,499) or 156% as we built inventory and made other preparations for moving the product segment operations. For the six-month period there was in improvement of $18,848 or 8%.

For the three months ended June 30, 2017 and 2016, net (loss) amounted to $(321,190) or $(0.11) per common share (basic and diluted), and $(125,691) or $(0.04) per common share (basic and diluted), respectively. For the six months ended June 30, 2017 and 2016, net (loss) amounted to $(226,778) or $(0.07) per common share (basic and diluted), and $(245,626) or $(0.08) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $1,188,809 and $176,212 of cash as of June 30, 2017 and working capital deficit of $1,072,691and $189,128 of cash as of December 31, 2016.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to June 30, 2017:

			December 31, 2016 to June 30, 2017
	June 30, 2017	December 31, 2016	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,408,164	$2,033,026	$375,138	18.45%
Total current liabilities	3,596,973	3,105,717	491,256	15.82%
Working capital deficit:	$(1,188,809)	$(1,072,691)	$(116,118)	(10.8)%

The increase in current assets was primarily attributable to an increase in inventory in preparation for a move to new facilities by the Product segment. The increase in current liabilities was largely due to an increase in accounts payable related to the costs of the inventory build.

Net cash provided by operating activities was $180,244 for the six months ended June 30, 2017 as compared to $60,164 for the six months ended June 30, 2016, an improvement of $120,080 or 199.6%. Net cash provided by operating activities for the six months ended June 30, 2017 primarily reflected a net loss of ($226,778) adjusted for add-backs of $213,481 and changes in operating assets of $193,541.

We expect our cash used in operating activities to increase slightly due to the following:

●	additional working capital to support increased sales; and

●	an increase in advertising, commissions and sales promotions for existing and new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities was $0 for the six months ended June 30, 2017 as compared to $17,866 for the six months ended June 30, 2016. The 2016 period included proceeds from the sale of property and equipment of $21,866, partially offset by the purchase of property and equipment of $4,000.

Net cash used in financing activities of $193,160 was related to the pay down in obligations on a net basis for the six months ended June 30, 2017 as compared to $49,337 in the same period in 2016. During the six months ended June 30, 2017, we paid off a bank note by $37,190, received $3,556,000 proceeds from a bank line of credit offset by the $3,707,030 repayment of the same bank line of credit and paid down $4,940 on a third-party note.

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

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also reduced the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal.

At June 30, 2017 and December 31, 2016, the Company had $919,068 and $979,688, respectively, which includes accrued interest of $11,840 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $580,932 as of June 30, 2017, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the six months ended June 30, 2017 and 2016 was approximately 6.3% and 7.7%, respectively.

Equipment Financing

On February 10, 2015, PEN Brands entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2017, the principal amount due under the Equipment Note amounted to $223,141.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2017, we issued an aggregate of 4,800 shares of our Class A common stock and 3,200 shares of our Class B common stock as compensation to our directors for service on our board. These shares were valued on the date of grant of July 28, 2017 at $1.25 per share based on the closing price of our stock for a total value of $10,000.

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

PEN Inc. (Registrant)

Date: August 21, 2017	/s/ Scott Rickert
Scott Rickert.
President and Chief Executive Officer

Date: August 21, 2017	/s/ Jaqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

