Form 10-Q
period 2017-09-30
PEN INC.
filed 2017-11-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the registrant had 1,686,486 shares of Class A common stock, par value $.0001 per share (including 37,778 shares that are subject to forfeiture) and 1,420,176 shares of Class B common stock, par value $.0001 per share, issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$73,927	$189,128
Accounts receivable, net	819,306	722,845
Accounts receivable - related party	14,226	10,474
Inventory	1,133,502	1,035,499
Prepaid expenses and other current assets	42,314	75,080
Total Current Assets	2,083,275	2,033,026

OTHER ASSETS:
Property, plant and equipment, net	400,778	709,627
Other assets	89,325	51,078
Total Other Assets	490,103	760,705

Total Assets	$2,573,378	$2,793,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank revolving line of credit	$689,232	$979,688
Current portion of notes payable	79,979	90,449
Accounts payable	1,606,816	1,078,527
Accounts payable - related parties	20,887	52,887
Deferred revenue	70,180	-
Accrued expenses	649,331	904,166

Total Current Liabilities	3,116,425	3,105,717

LONG-TERM LIABILITIES:
Notes payable, net of current portion	227,397	266,110

Total Long-Term Liabilities	227,397	266,110

Total Liabilities	3,343,822	3,371,827

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,648,708 and 1,367,431 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	165	136
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,420,176 and 1,402,104 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	142	140
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 and 262,631 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	26
Additional paid-in capital	5,480,924	5,321,769
Accumulated deficit	(6,251,675)	(5,900,167)

Total Stockholders’ Deficit	(770,444)	(578,096)

Total Liabilities and Stockholders’ Deficit	$2,573,378	$2,793,731

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:

Products (including related party sales of $26,093 and $52,328 and $138,004, and $148,624 for the three and nine months ended September 30, 2017 and 2016, respectively)	$1,772,960	$1,781,755	$5,523,785	$5,391,305
Contract services	255,301	225,083	723,435	804,522

Total Revenues	2,028,261	2,006,838	6,247,220	6,195,827

COST OF REVENUES:
Products	1,121,039	1,116,987	3,237,221	3,175,629
Contract services	274,240	258,768	787,443	864,905

Total Cost of Revenues	1,395,279	1,375,755	4,024,664	4,040,534

GROSS PROFIT	632,982	631,083	2,222,556	2,155,293

OPERATING EXPENSES:
Selling and marketing expenses	20,933	57,942	257,803	177,274
Salaries, wages and related benefits	253,615	375,794	820,051	1,241,033
Research and development	82,544	71,921	297,697	236,534
Professional fees	135,261	118,818	536,284	364,450
General and administrative expenses	188,760	242,380	653,008	738,909

Total Operating Expenses	681,113	866,855	2,564,843	2,758,200

LOSS FROM OPERATIONS	(48,131)	(235,772)	(342,287)	(602,907)

OTHER (EXPENSE) INCOME:
Interest expense	(20,124)	(26,000)	(54,038)	(82,270)
Loss on disposal of fixed assets	(122,050)	-	(122,050)	-
Other income, net	65,575	50,870	166,867	228,649

Total Other (Expense) Income	(76,599)	24,870	(9,221)	146,379

NET LOSS	$(124,730)	$(210,902)	$(351,508)	$(456,528)

NET LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.07)	$(0.12)	$(0.15)
Diluted	$(0.04)	$(0.07)	$(0.12)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,062,759	3,020,062	3,051,826	3,006,837
Diluted	3,062,759	3,020,062	3,051,826	3,006,837

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2017	2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(351,508)	$(456,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	50,390	34,184
Bad debt expense	-	12,034
Depreciation and amortization expense	100,325	136,598
Amortization of deferred lease incentives	5,346	9,623
Gain on sale of property and equipment, net	(527)	(21,866)
Gain on settlement of accounts payable	-	(33,511)
Gain on settlement of accrued salary	-	(36,973)
Loss on disposal of property and equipment	122,050	-
Stock-based compensation	140,160	151,856
Change in operating assets and liabilities:
Accounts receivable	(96,461)	452,113
Accounts receivable - related party	(3,752)	(28,352)
Inventory	(148,393)	(212,461)
Prepaid expenses and other assets	(5,481)	76,634
Accounts payable	545,714	41,557
Accounts payable - related parties	(32,000)	14,823
Accrued expenses	(112,462)	70,420
Deferred revenue	70,180	(21,692)

NET CASH PROVIDED BY OPERATING ACTIVITIES	283,581	188,459

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	87,000	21,866
Purchases of property, plant and equipment	-	(4,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	87,000	17,866

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	4,964,067	5,193,000
Repayment of bank lines of credit	(5,383,241)	(5,522,951)
Repayment of bank loans	(56,138)	(55,785)
Proceeds from sale of common stock	-	50,000
Payment of issuance costs related to sale of common stock	-	(2,000)
Repayment of loan to third party	(10,470)	(4,394)

NET CASH USED IN FINANCING ACTIVITIES	(485,782)	(342,130)

NET DECREASE IN CASH	(115,201)	(135,805)

CASH, beginning of period	189,128	262,519

CASH, end of period	$73,927	$126,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$55,554	$82,270
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$17,425	$51,239
Accrued director fees settled with common stock	$19,000	$-

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2017.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on March 29, 2017, the Company had a net loss of $556,001 and $1,869,247 for the years ended December 31, 2016 and 2015. Additionally, the Company had a net loss of $124,730 and $351,508 for the three and nine months ended September 30, 2017. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,251,675, $770,444 and $1,033,150, respectively, at September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2016 and continuing in the first three quarters of 2017, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., PEN Brands LLC and PEN Technology LLC. On December 15, 2016, PEN Technology LLC was merged into PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and nine months ended September 30, 2017 and 2016 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At September 30, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$54,538	-	-	$53,108
Equity Credits Issued	-	-	$2,278	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2016	$53,108	$2,278
Change in fair value included in net loss	1,430	-
Balance at September 30, 2017	$54,538	$2,278

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At September 30, 2017 and December 31, 2016, inventory consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$660,800	$927,833
Work in process	136	-
Finished goods	753,983	338,643
	1,414,919	1,266,528
Less: reserve for obsolescence	(281,417)	(231,027)
Inventory, net	$1,133,502	$1,035,499

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in other income or expense in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2017 and 2016.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended September 30, 2017 and 2016 the Company recorded $29,526 and $40,471, respectively and $103,031 and $106,262 for the nine months ended September 2017 and 2016 respectively, as a reduction of sales related to these costs.

The Company has recently become aware of industry trends related to cooperative advertising, such that, during the quarter ended September 30, 2017, management now believes it has sufficient data and experience to effect a change in accounting estimate. As a result, the Company recorded a one-time adjustment to reduce its cooperative advertising liability by approximately $346,000 to $100,000 as of September 30, 2017 with a corresponding $346,000 increase to product revenue for the three and nine months ended September 30, 2017.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended September 30, 2017 and 2016 shipping and handle costs amounted to $39,102 and $46,255, respectively, and were $136,260 and $140,059 for the nine months ended September 30, 2017 and 2016, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended September 30, 2017 and 2016 were $82,544 and $71,921, respectively, and were $297,697 and $236,534 for the nine months ended September 30, 2017 and 2016, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended September 30, 2017 and 2016 were $0 and $5,193, respectively, and were $14,626 and $23,624 for the nine months ended September 30, 2017 and 2016, respectively, and are included in selling and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2017 or December 31, 2016.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2017, and December 31, 2016, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 8) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2017	December 31, 2016
Stock options	20,370	20,483
Stock warrants	712	712
Restricted Stock	37,778	37,778
Total	58,860	58,973

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 8 and 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Class A common stock	$(0.11)	$(0.07)	$(0.13)	$(0.15)
Class B common stock	$(0.11)	$(0.07)	$(0.12)	$(0.15)
Class Z common stock	$-	$(0.07)	$-	$(0.15)

Weighted average shares outstanding:
Class A common stock	1,645,033	1,358,234	1,502,367	1,346,656
Class B common stock	1,417,726	1,399,197	1,411,890	1,399,550
Class Z common stock	-	262,631	137,569	262,631
Total weighted average shares outstanding	3,062,759	3,020,062	3,051,826	3,006,837

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its unaudited consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features,” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its unaudited consolidated financial statements.

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

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, PEN Brands LLC shall not a) merge or consolidate with any other company, except for the combination that closed in August 2014 and shall not suffer a change of control; b) make any capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also reduced the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal.

At September 30, 2017 and December 31, 2016, the Company had $689,232 and $979,688, respectively, which includes accrued interest of $10,324 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $810,768 as of September 30, 2017, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the nine months ended September 30, 2017 and 2016 was approximately 6.8% and 8.1%, respectively.

See Note 12 – Subsequent Events for additional details on the Revolving Note.

NOTE 4 – NOTES PAYABLE

In January 2017, we issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027.

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the three and nine months ended September 30, 2017 and 2016, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $26,093 and $52,328 for the three months ended September 30, 2017 and 2016, respectively. and totaled $138,004 and $148,624 for the nine months ended September 30, 2017 and 2016. Accounts receivable from the related party totaled $14,227 at September 30, 2017 and $10,474 at December 31, 2016. As of May 23, 2017, that director no longer served on the Company’s Board and the shareholder was no longer an affiliate.

Other

A board member is a principal in DHJH Holdings LLC, the firm that provided the services of the Company’s chief financial officer from May 2016 through February 2017. The Company recognized no fees and expenses during the three months ended September 30, 2017 and 2016 and $0 and $13,195 in fees and expenses during the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the Company included the following within accounts payable-related parties: $1,000 of director fees and $19,887 due to certain of the Company’s executives.

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

Issuances of Common Stock

Common Stock Issued for Services

On February 24, 2017, the Company issued an aggregate of 3,846 shares of Class A common stock and 2,564 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. These shares were valued on the date of grant at $1.56 per share based on the quoted price of the stock for a total value of $10,000 recognized as stock-based compensation expense.

On April 28, 2017, the Company issued an aggregate of 10,000 shares of Class A common stock and 12,308 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. The shares issued included 4,617 Class A and 3,078 Class B shares as compensation for attendance at the meeting on that date and the rest were issued in payment of $19,000 in accrued director fees from a prior year. These shares are valued were valued on the date of grant of April 28, 2017 at $1.30 per share based on the quoted price of the stock for a total value of $29,000 with $10,000 recognized as stock-based compensation expense.

On July 28, 2017, the Company issued an aggregate of 4,800 shares of Class A common stock and 3,200 shares of Class B common stock to the Company’s directors as payment for their service on the Company’s board. These shares were valued on the date of grant at $1.25 per share based on the quoted closing price of the stock for a total value of $10,000 recognized as stock-based compensation expense.

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the nine months ended September 30, 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2016	20,483	$41.77
Exercised	-	-
Expired	(113)	230.40
Outstanding September 30, 2017	20,370	$40.72	3.26	$-

Exercisable September 30, 2017	10,370	$77.28	2.72	$-

Contingently Issuable Class A Common Shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, and a current employee of the Company granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of the Company, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At an $18.00 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27.00, $36.00, $45.00 and $54.00. The last 10,000 shares vest at a $63.00 price threshold.

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended September 30, 2017 and 2016, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $27,540 and $41,310 respectively, and $110,160 and $123,930, for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there is no unamortized stock-based compensation expense to be recognized in future periods.

Conversion of Class Z Common Stock

On May 23, 2017, Zeiss converted 262,631 shares of Class Z common stock into 262,631 shares of Class A common stock. Immediately thereafter, Zeiss sold 262,631 shares of Class A common stock to certain buyers which included the Company’s Chief Executive Officer for an aggregate of $100,000. In addition, pursuant to the certificate of incorporation, Zeiss’ Board representation automatically terminated and, as a result, Zeiss ceased to be a related party as of May 23, 2017.

NOTE 7 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Lender Concentration

The Company relies primarily on one lender under a $1,500,000 Revolving Note.

Customer Concentrations

Customer concentrations for the nine months ended September 30, 2017 and 2016 are as follows:

	Revenues
	For the Nine Months Ended September 30,
	2017	2016
Customer A	32%	32%
Customer B	12%	14%
Total	44%	46%

	Accounts Receivable
	As of September 30,	As of December 31,
	2017	2016
Customer A	43%	14%
Customer B	14%	16%
Customer C	* %	15%
Total	57%	45%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the nine months ended September 30, 2017 and 2016, total sales in the United States represent approximately 88% and 91% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2017 and 2016.

Vendor Concentrations

Vendor concentrations for inventory purchases for the nine months ended September 30, 2017 and 2016 are:

	For the Nine Months Ended September 30,
	2017	2016
Vendor A	26%	31%
Vendor B	* %	11%
Vendor C	12%	* %
Total	38%	42%

*Less than 10%

NOTE 8 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the three months ended September 30, 2017, no equity credits were forfeited and no units were redeemed. As of September 30, 2017 and December 31, 2016, 8,250 equity credits were issued and outstanding with an aggregate redemption value of $2,278. At September 30, 2017 and December 31, 2016, $2,278 was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2017 and December 31, 2016. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,538 and $53,108, at September 30, 2017 and December 31, 2016, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2017 and 2016 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product segment	$1,772,960	$1,781,755	$5,523,785	$5,391,305
Contract services segment	255,301	225,083	723,435	804,522
Total segment and consolidated revenues	$2,028,261	$2,006,838	$6,247,220	$6,195,827

Gross profit:
Product segment	$651,921	$664,768	$2,286,564	$2,215,676
Contract services segment	(18,939)	(33,685)	(64,008)	(60,383)
Total segment and consolidated gross profit	$632,982	$631,083	$2,222,556	$2,155,293

Income (loss) from operations:
Product segment	$224,228	$108,634	$535,846	$409,115
Contract services segment	(73,449)	(91,391)	(219,084)	(248,765)
Total segment income	150,779	17,243	316,762	160,350
Unallocated costs	(198,910)	(253,015)	(659,049)	(763,257)
Total consolidated loss from operations	$(48,131)	$(235,772)	$(342,287)	$(602,907)

Depreciation and amortization:
Product segment	$28,769	$34,516	$89,795	$103,546
Contract services segment	2,679	7,826	10,530	33,052
Total segment depreciation and amortization	31,448	42,342	100,325	136,598
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$31,448	$42,342	$100,325	$136,598

Capital additions:
Product segment	$-	$-	$-	$4,000
Contract services segment	-	-	-	-
Total segment capital additions	-	-	-	4,000
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$-	$-	$-	$4,000

	September 30, 2017	December 31, 2016
Segment total assets:
Product segment	$2,330,603	$2,577,034
Contract services segment	169,937	146,193
Corporate	72,838	70,504
Total consolidated total assets	$2,573,378	$2,793,731

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

On September 20, 2017, the Company entered into a three-year lease agreement for 22,172 square feet of office space in Brooklyn Heights, Ohio beginning September 20, 2017 and ending September 20, 2020. Monthly lease payments amount to $8,688 for a total of approximately $312,768 for the total term of the lease.

NOTE 12 - SUBSEQUENT EVENTS

Sale of Fixed Assets

Subsequent to September 30, 2017, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) in which certain machinery and equipment of the Company has been sold to a third party for aggregate gross proceeds of $85,000.

Amended Loan Agreement

On October 17, 2017, pursuant to the terms of the Revolving Note, the gross proceeds of $85,000 in connection with the Asset Purchase agreement were applied to decrease the borrowing base of the Revolving Note. In connection with the sale of fixed assets, the Company amended the Revolving Note to establish a cash collateral account to be no less than $85,000. Pursuant to this amendment, the Company entered into a loan agreement with two Company directors in the aggregate principal amount of $85,000 in order to fund the cash collateral provision pursuant to the amended loan agreement. The loan bears no interest and is due when cash flow permits, or if earlier, upon the payment or refinancing of the loan from the Lender to PEN Brands.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2017 were (i) the Product Segment and (ii) the Contract services Segment. For the three and nine months ended September 30, 2016, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2017 and 2016.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2017 and 2016

Revenues:

For the three and nine months ended September 30, 2017 and 2016, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales:
Product segment	$1,772,960	$1,781,755	$5,523,785	$5,391,305
Contract services segment	$255,301	225,083	723,435	804,522
Total segment and consolidated sales	$2,028,261	$2,006,838	$6,247,220	$6,195,827

For the three months ended September 30, 2017, sales from the Product segment were essentially flat, decreasing by $8,795 as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017 revenue from the Product segment increased slightly by $132,480 or 2%, as compared to the nine months ended September 30, 2016. During the three and nine months ended September 30, 2017, we recorded a one-time adjustment to Product revenues as a result of our change in estimate related to our cooperative advertising liability, which resulted in an increase of $346,353 to Product revenues on the statements of operations.

For the three months ended September 30, 2017, sales from the Contract services segment increased by $30,218 or 13% as compared to the three months ended September 30, 2016 because of the final award of several new government contracts. For the nine months ended September 30, 2017 revenue from the Contract services segment decreased by $81,087 or 10%, as compared to the nine months ended September 30, 2016 because of research contracts that were completed in prior periods that were not replaced.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended September 30, 2017, cost of revenues was essentially flat, increasing by $19,524 or 1% as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, cost of revenues was essentially flat, decreasing $15,870 or 0%. These changes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues:
Product segment	$1,121,039	$1,116,987	$3,237,221	$3,175,629
Contract services segment	274,240	258,768	787,443	864,905
Total segment and consolidated cost of revenues	$1,395,279	$1,375,755	$4,024,664	$4,040,534

Gross profit and gross margin

For the three months ended September 30, 2017, gross profit amounted to $632,982 as compared to $631,083 for the three months ended September 30, 2016, an increase of $1,899. For the three months ended September 30, 2017 and 2016, gross margin was essentially unchanged at 31.2% and 31.4%, respectively. For the nine months ended September 30, 2017, gross profit amounted to $2,222,556 as compared to $2,155,293 for the nine months ended September 30, 2016, an increase of $67,263 or 3%. For the nine months ended September 30, 2017 and 2016, gross margins were 35.6% and 34.8%, respectively, essentially unchanged.

Gross profit and gross margin by segment is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	%	2016	%	2017	%	2016	%
Gross profit:
Product segment *	$651,921	36.8%	$664,768	37.3%	$2,286,564	41.4%	$2,215,676	41.1%
Contract services segment *	(18,939)	(7.4)%	(33,685)	(15.0)%	(64,008)	(8.8)%	(60,383)	(7.5)%
Total gross profit	$632,982	31.2%	631,083	31.4%	2,222,556	35.6%	2,155,293	34.8%

* Gross margin % based on respective segments revenues.

For the three and nine months ended September 30, 2017, as compared to the comparable 2016 periods, margins were essentially unchanged.

The improvement in gross margin from the research development segment for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was attributable to increased revenue and fixed costs that were unchanged.

Operating expenses

For the three months ended September 30, 2017, operating expenses decreased by $185,742 or 21% compared to the three months ended September 30, 2016. Operating expenses decreased by $193,357 or 7% for the period ended September 30, 2017, as compared to the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling and marketing expenses	$20,933	$57,942	$257,803	$177,274
Salaries, wages and related benefits	253,615	375,794	820,051	1,241,033
Research and development	82,544	71,921	297,697	236,534
Professional fees	135,261	118,818	536,284	364,450
General and administrative expenses	188,760	242,380	653,008	738,909
Total	$681,113	$866,855	$2,564,843	$2,758,200

●	For the three months ended September 30, 2017, selling and marketing expenses decreased by $37,009 or 64% as compared to the three months ended September 30, 2016 due to heavy spending earlier in the year. For the nine months ended September 30, 2017, sales and marketing expenses increased by $80,529 or 45% as compared to the nine months ended September 30, 2016. The increase was due to increased spending for commissions, trade shows and social media.

●	For the three months ended September 30, 2017, salaries, wages and related benefits decreased by $122,179, or 33%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, salaries, wages and related benefits decreased by $420,982, or 34%, as compared to the nine months ended September 30, 2016. These decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended September 30, 2017, research and development costs increased by $10,623 or 15%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, research and development costs increased by $61,163 or 26%, as compared to the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, these increases were attributable to further work on specialty coatings for new markets and evaluating different parameters and potential enhancements of the surface protector and fortifier product.

●	For the three and nine months ended September 30, 2017, professional fees increased by $16,443 or 14%, and $171,834 or 47%, as compared to the three and nine months ended September 30, 2016, respectively. This increase is due to contract services related to the inventory build as well as other services related to the move of the product segment operations that occurred in September and October.

●	For the three months ended September 30, 2017, general and administrative expenses decreased by $53,620 or 22% as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, general and administrative expenses decreased by approximately $85,901 or 12% as compared to the nine months ended September 30, 2016. The decrease for the nine-month period in 2017 was attributable to several factors including the end of amortization of intangibles, and personnel reductions with associated general and administrative expenses.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2017, loss from operations amounted to $(48,131) as compared to loss from operations of $(235,772) for the three months ended September 30, 2016, a decrease of $187,641 or 80%. For the nine months ended September 30, 2017, loss from operations amounted to $(342,287) as compared to a loss from operations of $(602,907) for the nine months ended September 30, 2016, an improvement of $260,620 or 43%.

Other (income) expense

For the three months ended September 30, 2017, other expense was $(76,599) as compared to other income of $24,870 for the three months ended September 30, 2016, a decrease of $101,469 or 408%. There was a decrease in interest expense of approximately $5,876 attributable to a reduced interest rate on our revolving credit loan and an increase in other income of $14,705 partially offset by a loss on disposal of fixed assets of $122,050. For the nine months ended September 30, 2017 other expense was $(9,221) as compared to other income of $146,379 for the nine months ended 2016, a decrease of $155,600, or 106%.

Net loss

As a result of the foregoing, for the three and nine months ended September 30, 2017, net loss amounted to $(124,730) and $(351,508) as compared to net loss of $(210,902) and $(456,528) for the three and nine months ended September 30, 2016. For the three-month period the loss was decreased by $86,172 or 41%. For the nine-month period there was in improvement of $105,020 or 23%.

For the three months ended September 30, 2017 and 2016, net (loss) amounted to $(0.04) per common share (basic and diluted), and $(0.07) per common share (basic and diluted), respectively. For the nine months ended September 30, 2017 and 2016, net (loss) amounted to $(0.12) per common share (basic and diluted), and $(0.15) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $1,033,150 and $73,927 of cash as of September 30, 2017 and working capital deficit of $1,072,691and $189,128 of cash as of December 31, 2016.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to September 30, 2017:

			December 31, 2016 to September 30, 2017
	September 30, 2017	December 31, 2016	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$2,083,275	$2,033,026	$50,249	2.47%
Total current liabilities	3,116,425	3,105,717	10,708	0.34%
Working capital deficit:	$(1,033,150)	$(1,072,691)	$60,957	2.81%

The increase in current assets was a combination of increased accounts receivable, including those from a related party, and a decrease in pre-paid expenses. The increase in current liabilities was largely due to an increase in accounts payable related to the costs of the inventory build late in the second quarter.

Net cash provided by operating activities was $283,581 for the nine months ended September 30, 2017 as compared to $188,459 for the nine months ended September 30, 2016, an improvement of $95,122 or 50%. Net cash provided by operating activities for the nine months ended September 30, 2017 primarily reflected a net loss of ($351,508) adjusted for add-backs of $417,744 and changes in operating assets of $217,345.

We expect our cash used in operating activities to increase slightly due to the following:

●	additional working capital to support increased sales; and

●	an increase in advertising, commissions and sales promotions for existing and new brands as we expand within existing markets or enter new markets.

Net cash flow provided by investing activities was $87,000 for the nine months ended September 30, 2017 as compared to $17,866 for the nine months ended September 30, 2016. For the 2017 period, the increase was due to proceeds from the sale of property and equipment with no offsetting purchases. The 2016 period included proceeds from the sale of property and equipment of $21,866, partially offset by the purchase of property and equipment of $4,000.

Net cash used in financing activities of $(485,782) was related to the pay down in obligations on a net basis for the nine months ended September 30, 2017 as compared to $(342,130) in the same period in 2016. During the nine months ended September 30, 2017, we paid down the bank line of credit with proceeds of equipment sales, paid down an equipment loan by $56,138 and paid down $10,470 on a third-party note.

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

Without the Lender’s consent, so long as the obligation remains outstanding, in addition to other covenants as defined in the Revolving Note, PEN Brands LLC shall not a) merge or consolidate with any other company, except for the combination that closed in August 2014 and shall not suffer a change of control; b) make any capital expenditures, as defined, materially affecting the business; c) declare or pay cash dividends upon any of its stock, or distribute any of its property, make any loans, make investments, redeem, retire or acquire any of its stock, d) become liable for the indebtedness of anyone else, as defined, and e) incur indebtedness, other than trade payables.

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also reduced the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal.

At September 30, 2017 and December 31, 2016, the Company had $689,232 and $979,688, respectively, which includes accrued interest of $10,324 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $810,768 as of September 30, 2017, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the nine months ended September 30, 2017 and 2016 was approximately 6.8% and 8.1%, respectively.

On October 17, 2017, pursuant to the terms of the Revolving Note, the gross proceeds of $85,000 in connection with the Asset Purchase agreement were applied to decrease the borrowing base of the Revolving Note. In connection with the sale of fixed assets, the Company amended the Revolving Note to establish a cash collateral account to be no less than $85,000. Pursuant to this amendment, the Company entered into a loan agreement with two Company directors in the aggregate principal amount of $85,000 in order to fund the cash collateral provision pursuant to the amended loan agreement. The loan bears no interest and is due when cash flow permits, or if earlier, upon the payment or refinancing of the loan from the Lender to PEN Brands.

Equipment Financing

On February 10, 2015, PEN Brands entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2017, the principal amount due under the Equipment Note amounted to $204,546

Off-Balance Sheet Arrangements

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Third Amendment to Loan and Security Agreement and Loan Documents, dated October 17, 2017, between PEN Brands LLC and Mackinac Commercial Credit ABL Division of MBank.

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PEN Inc. (Registrant)

Date: November 14, 2017	/s/ Scott Rickert
Scott Rickert.
President and Chief Executive Officer

Date: November 14, 2017	/s/ Jaqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

