Form 10-K
period 2017-12-31
PEN INC.
filed 2018-06-15
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017;

or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Class A Common Stock on the OTCQB system on June 30, 2017 of $1.40, was approximately $1,370,000.

As of June 8, 2018, the registrant had 1,700,586 shares of Class A Common Stock (including 37,778 shares that are subject to forfeiture) and 1,436,052 shares of Class B Common Stock issued and outstanding.

Documents Incorporated by Reference: No documents are incorporated by reference into this annual report on Form 10-K.

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

PEN was formed in 2014, and it is the successor to Applied Nanotech Holdings Inc. that had been formed in 1989. In the combination that created PEN, Nanofilm, Ltd. acquired Applied Nanotech Holdings, Inc. Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the years ended December 31, 2017 and 2016 were (i) the Product segment and (ii) the Contract services segment (which we formerly called the Research and development segment).

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

Our products encompass:

●	Liquid and towelette formulations packaged for retail sale to consumers for eyeglass and sunglass lens cleaning and protection.

●	Liquid formulation packaged for retail and institutional sale for cleaning and creating hygienic surfaces unfriendly to germs.

●	Anti-fogging liquid and towelette formulations packaged for retail sale to consumers for safety glasses, protective eye wear including face shields, and sporting goggles.

●	Anti-fogging towelettes for sale to the military for safety, anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	Mar resistant and stain resistant coatings for high end vitreous china tableware used for heavy duty, usage situations such as restaurants, cruise ships, casinos.

●	Clear protective coatings used on display panels and touch screens to make it easy to remove fingerprints. Applications include automotive and hand-held devices.

●	Protective and water repelling coatings on interior glass and ceramic surfaces to make it easy to clean and prevent scale and grime encrustation.

●	Coatings for ceramic insulators used in transit and underground subways systems to prevent caking of metal dust and greases on surfaces to reduce maintenance and current leakage losses.

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

Manufacturing Operations

We do a limited amount of packaging and labeling at our 26,000-square foot facility in Brooklyn Heights Ohio. Most of our production is done by third-party contract bottlers and package manufacturers in the United States.

Intellectual Property and Proprietary Rights

Our nanotechnology expertise and related intellectual property used in our current products is specialized in the areas of surface science, molecular self-assembly, transparent composites, and surfactants. The intellectual property developed from this work is protected with a combination of selective patents and primarily by trade secrets. This intellectual property strategy is like that used by leading companies in the fragrance and flavors industry. No single patent is significant to any of our commercial products.

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

Sources and availability of raw materials and the names of principal suppliers

We use third-party suppliers and contract manufacturers in the United States to obtain substantially all raw materials, components and packaging products. Over time, one unrelated third party has become our leading supplier in the United States. As is customary in our industry, historically we have not had long-term or exclusive agreements with third-party suppliers or contract manufacturers and have generally made purchases through purchase orders. Due to to our decision to utilize toll packaging companies in the manufacture of many of our products, we now have a one year contract with one supplier giving that supplier substantially exclusive rights to two of our SKUs. We believe that we have good relationships with our suppliers and manufacturers and that there are alternative sources should one or more of these suppliers or manufacturers become unavailable. However, the disruption of our operations if a change becomes necessary and the likelihood of shipment delays means that the loss of, or a significant adverse change in our relationship with, any of our key suppliers or manufacturers, or any other supply change disruptions could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Key Customers

A limited number of key customers account for a substantial portion of our commercial revenue. Revenues from two customers constituted approximately 27% and 12% of 2017 total revenue, and 30% and 14% of 2016 total revenue. Many of our customers are significantly larger than we are and, therefore, may be able to exert a high degree of influence over us. The loss of one of the largest customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

Contract Services Segment

Our Contract services segment functions as the Design center for our new products as well as performing work for government agencies and private strategic partners. Formerly called the research and development segment, this segment has moved away from areas of research that do not involve product development, especially government contracts that require us to fund part of the research cost. This segment is now involved in proof of concepts and prototypes for proposed PEN products and development work under contract for government and private entities. In our work on products for PEN we focus only on submicron size particles, not smaller nanoparticles that are subject to much greater government regulation. Our work generally falls under one of three technology platforms:

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

We have had small scale success with commercial sales of conductive inks and pastes and from thermal management materials. Our graphene foils are also sold commercially but the size of the market is small. Product sales typically come from repeat business or from customer inquiries in our areas of expertise.

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

Hydrogen and Methane Sensors. Hydrogen sensors were initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. Currently, we are not aware of commercial interest in hydrogen sensors.

Methane gas detectors that we developed for use in the natural gas industry under funding from the Northeast Gas Association have achieved UL 1484 certification for Residential Gas Detectors. In 2017, the Northeast Gas Association began a field test of these sensors that is ongoing.

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

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and, when appropriate, we seek patent protection for our products and proprietary technology. Historically, we made filings in the United States and selected foreign jurisdictions. Beginning in 2014, as a cost saving measure, we became much more selective in filing patents and reduced the number of jurisdictions where we act to protect our rights. Still, our patent portfolio consists of approximately 40 patents, including issued patents and patent applications pending before foreign and United States Patent and Trademark Offices. Trade secret protection is also important to our products.

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

Government Contracts

A portion of our revenue in the Contract services segment consists of reimbursement of expenditures under U.S. government contracts. Our revenue from government contracts was $750,160 and $807,823 for the years ended December 31, 2017 and 2016, respectively. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2017, we have several government contracts in process that have approximately $809,047 of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs incurred and compliance with all laws, regulations and standards. We have been audited by the government, with no material changes, and we do not expect the results of any government audit to have a significant effect on our operations or our financial statements.

Research and Development

Research and development activity is the driver for our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $286,395 for the year ended December 31, 2017. Research and development costs were $290,402 for 2016. This represented approximately 9.6% and 8.2% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

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

Employees

As of December 31, 2017, we had 15 full-time employees. We do not anticipate the need to hire significant additional employees to support our existing business. If product sales increase, or we begin to see commercial sales of new products, we plan to hire additional employees in sales and marketing. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease facilities in three locations. Our headquarters is in leased space in Miami, Florida. Our leased space in Austin, Texas is used primarily by our Contract services segment. Leased office, warehouse, manufacturing and laboratory space in Brooklyn Heights, Ohio is used by our Product segment. These facilities are adequate for our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

		High	Low

2016	First Quarter	$5.00	$1.71
	Second Quarter	$3.20	$1.81
	Third Quarter	$2.90	$1.51
	Fourth Quarter	$2.05	$1.45

2017	First Quarter	$1.77	$1.30
	Second Quarter	$1.88	$0.71
	Third Quarter	$1.80	$1.00
	Fourth Quarter	$1.69	$1.10

2018	First Quarter	$1.45	$1.00

As of May 25, 2018, the closing sale price for our Class A common stock as reported on the OTCQB system was $0.95 per share. As of that date, there were approximately 344 shareholders of record for our Class A common stock and three holders of record of our Class B common stock. This does not include beneficial owners holding Class A common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 5,115 shareholders.

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

On November 17, 2017, the Company issued an aggregate of 4,614 shares of Class A common stock and 3,076 shares of Class B common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $1.30 per share based on the quoted price of the stock for a total value of $9,999.

On February 28, 2018, the Company issued an aggregate of 4,443 shares of Class A common stock and 2,962 shares of Class B common stock to the Company’s directors as compensation to them for service on its board. These shares were valued on that date at $1.35 per share based on the quoted price of the stock for a total value of $10,000. On that same day, the Company issued 6,476 shares of Class B common stock in satisfaction of the outstanding equity credits.

On May 23, 2018, the Company issued an aggregate of 5,043 shares of Class A common stock and 3,362 shares of Class B common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $0.19 per share based on the quoted price of the stock for a total value of $10,000.

The issuances of these shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and 3(a)(9).

Equity Compensation Plan Information

The table below sets out as of December 31, 2017 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and other than the securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
		(a)	(b)	(c)
Approved by stockholders	Restricted Stock Agreement with Mr. Yaniv (1)	37,778	-	-
Not approved by stockholders	2002 and 2012 Equity Compensation Plans and 2015 Equity Incentive Plan (2)	19,120	$41.77	83,827
	Equity Credit Program and Stock Appreciation Rights Plan (3)	-	-	-
	Warrant	712	$2.81	-
	Total	57,610		83,827

(1)	The Restricted Stock Agreement with Mr. Yaniv was approved by an advisory vote of the stockholders on August 22, 2014. Under the Restricted Stock Agreement as adjusted for the reverse stock split that was effective in January 2016, he holds 37,778 shares of our Class A common stock, subject to forfeiture (the “Forfeiture Restrictions”) which expire upon the first to occur of (i) a change in control of the company, (ii) the death of Mr. Yaniv, or (iii) if more than 180 days after closing the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $18 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27, $36, $45, and $54. The last 10,000 shares vest at a $63 price threshold. Any shares with respect to which the Forfeiture Restrictions have not expired by the fifth anniversary of the date of award will be forfeited.

(2)	The 2002 Equity Compensation Plan was approved by a wide majority of the shareholders casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. All options granted under both plans were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in the plan. Adjusted for the reverse stock split that was effective January 26, 2016, a total of 27,778 options were authorized under the 2012 plan. The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. The Plan permits stock awards as well as option grants. Under this Plan we can make stock grants or option grants. If awards expire unexercised, or restricted shares are forfeited, those shares are again available for grant under the Plan. See the further description of this Plan in Note 9 to the Consolidated Financial Statements.

(3)	There are 8,250 equity credits outstanding on December 31, 2017 that entitle the holder to receive shares of our Common Stock under certain circumstances. See Note 16 to the Consolidated Financial Statements for details related to the issuance of 6,476 shares of Class B common stock associated with the redemption of 8,250 equity credits. See the description of the Equity Credit Program in Note 13 to the Consolidated Financial Statements. No further Equity Credits are issuable under the Program. The PEN Brands LLC Stock Appreciation Rights Plan will, under certain circumstances, result in the issuance of shares of our common stock. The number of rights that will be issued under that Plan will be determined at the time of our first registered offering based on the price of the shares and therefore the number of shares to be issued is not calculable. See the description of that Plan in Note 14 to the Consolidated Financial Statements.

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

Our principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the year ended December 31, 2017 and for the 2016 period were (i) the Product segment and (ii) the Contract services segment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2017 and 2016.

Comparison of Results of Operations for the Year Ended December 31, 2017 and 2016

Revenues

For the years ended December 31, 2017 and 2016, revenues consisted of the following:

	Year Ended December 31,
	2017	2016
Revenues:
Product segment	$6,872,452	$7,111,947
Contract services segment	1,005,647	1,003,710
Total segment and consolidated sales	$7,878,099	$8,115,657

For the year ended December 31, 2017, sales from the Product segment decreased by $239,495, or 3%, as compared to the year ended December 31, 2016. This was primarily attributable to reduced sales volume of our optical cleaners and reduced volume of sales for anti-fog products to our traditional customers and delays in putting our products into other channels.

For the year ended December 31, 2017, revenues of our Contract services segment were essentially flat as compared to the year ended December 31, 2016.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including costs related to government and private contracts in our Contract services segment.

For the year ended December 31, 2017, cost of revenues increased by $300,093, or 6%. These consisted of the following:

	Year Ended December 31,
	2017	2016
Cost of revenues:
Product segment	$4,513,318	$4,212,079
Contract services segment	1,096,745	1,097,891
Total segment and consolidated cost of revenues	$5,610,063	$5,309,970

Gross profit and gross margin

For the year ended December 31, 2017, gross profit amounted to $2,268,036 as compared to $2,805,687 for the year ended December 31, 2016, a decrease of $537,651, or 19%. The decrease was due to reduced revenue at the top line without corresponding reductions in cost of revenue. While revenue was down, the reduction in labor cost lagged and hurt margin in the product segment.  Profitability in the Contract services segment was negative reflecting the final work being done on government contracts that required the service provider to absorb some of the cost of the work. For the years ended December 31, 2017 and 2016, gross margins were 28.8% and 34.6%, respectively.

Gross profit and gross margin by segment and totals are as follows:

	Year Ended December 31,
	2017	%	2016	%
Gross profit:
Product segment *	$2,359,134	34.3%	$2,899,868	40.8%
Contract services segment *	(91,098)	(9.1)%	(94,181)	(9.4)%
Total gross profit	$2,268,036	28.8%	$2,805,687	34.6%

*	Gross margin % based on respective segments sales.

Operating expenses

For the year ended December 31, 2017, operating expenses amounted to $2,987,913 as compared to $3,552,707 for the year ended December 31, 2016, a decrease of $564,794, or 16%. For the years ended December 31, 2017 and 2016, operating expenses consisted of the following:

	Year Ended December 31,
	2017	2016
Selling and marketing expenses	$285,147	$220,029
Salaries, wages and related benefits	957,954	1,513,536
Research and development	286,395	290,402
Professional fees	644,969	513,237
General and administrative expenses	813,448	1,015,503
Total	$2,987,913	$3,552,707

●	For the year ended December 31, 2017, selling and marketing expenses decreased by $65,118, or 30%, as compared to the year ended December 31, 2016. The decrease was primarily attributable to reduced commission payments.

●	For the year ended December 31, 2017, salaries, wages and related benefits decreased by $555,582, or 37%, as compared to the year ended December 31, 2016. These decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs as well as the increased use of contract manufacturers who process our inventory at their facilities in the Product segment.

●	For the year ended December 31, 2017, research and development costs were essentially flat, decreasing by $4,007, or 1%, as compared to the year ended December 31, 2016.

●

For the year ended December 31, 2017, professional fees increased by $131,732, or 26%, as compared to the year ended December 31, 2016. The increase was due to services for executive consultants and sales consultants in the Product segment.

●

For the year ended December 31, 2017, general and administrative expenses decreased by $202,055, or 20%, as compared to the year ended December 31, 2016. The decrease the year ended December 31, 2017 was attributable to several factors including the end of amortization of intangibles, and personnel reductions with associated general and administrative expenses

Loss from operations

As a result of the factors described above, for the year ended December 31, 2017, loss from operations amounted to $719,877 as compared to a loss from operations of $747,020 for the year ended December 31, 2016, an improvement of $27,143, or 4%.

Other income

For the year ended December 31, 2017, total other income amounted to $32,809 as compared to other income of $191,019 for the year ended December 31, 2016, a decrease of $158,210, or 83%. The decrease in 2017 as compared to 2016 was primarily attributable to a loss on settlement of $80,000 associated with a settlement agreement with a former employee as well as a loss on the sale of property, plant and equipment, net of $33,677 in 2017 associated with the relocation of the Product segment operations as compared to a gain on the sale of property, plant and equipment, net of $23,586 in 2016, a change of $57,263.

Net loss

As a result of the foregoing, for the year ended December 31, 2017, net loss amounted to $687,068 as compared to a net loss of $556,001 for the year ended December 31, 2016, an increase of $131,067, or 24%.

For the years ended December 31, 2017 and 2016, net loss amounted to $(0.22) per common share (basic and diluted), and $(0.18) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,345,095 and unrestricted cash of $138,296 as of December 31, 2017.

The following table sets forth a summary of changes in our working capital from December 31, 2016 to December 31, 2017:

	December 31, 2017	December 31, 2016	Dollar Change	Percentage Change
Working capital (deficit):
Total current assets	$1,751,382	$2,033,026	$(281,644)	(13.85)%
Total current liabilities	3,096,477	3,105,717	(9,240)	(0.30)%
Working capital (deficit):	$(1,345,095)	$(1,072,691)	$(272,404)	(25.39)%

The change in working capital was in part because of a reduction in current assets when comparing December 31, 2016 with December 31, 2017. The biggest part of that change was a reduction in inventory because in 2016 we were building inventory in anticipation of customer orders that we filled in 2017.  The work with contract manufacturers that was new in 2017, especially in the last quarter, meant there was no comparable inventory build in 2017. Current liabilities also increased.  Accounts payable were higher at December 31, 2017 as compared to December 31, 2016 because of expenses related to the move of the Product segment operations.  The amount outstanding under the revolving line of credit was down in part because of the reduced inventory and a corresponding reduction in the borrowing base, but was partially offset by advances from related parties.

These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Our principal future uses of cash are for working capital requirements, including sales and marketing expenses, legal and other professional fees, capital expenditures and reduction of accrued liabilities. These uses will depend on numerous factors including our sales and other revenues, and our ability to control costs. Recently, we have financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. Over the past year we have reduced the scope of our operations to reduce our costs and enable us to operate without raising additional capital, although there can be no assurance that additional capital will not be needed in future periods. We will continue to look for opportunities to raise funds to permit us to increase the marketing of our products.

Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net cash provided by operating activities was $438,558 for the year ended December 31, 2017 as compared to net cash provided in operating activities of $444,453 for the year ended December 31, 2016, a change of $5,895, or 1%.

●	Net cash provided by operating activities for the year ended December 31, 2017 primarily reflected a net loss of $687,068, partially offset by the add-back of non-cash items totaling $328,972, and $796,654 provided by changes in operating assets and liabilities.

●	Net cash used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of $556,001, partially offset by the add-back of non-cash items totaling $364,245, and $636,209 provided by changes in operating assets and liabilities.

Net cash provided by investing activities was $165,906 for the year ended December 31, 2017 as compared to cash provided by investing activities of $19,586 for the year ended December 31, 2016. In both periods, the proceeds from sales of property and equipment exceeded the cost of equipment purchases.

Net cash used in financing activities was $560,293 for the year ended December 31, 2017 as compared to net cash used by financing activities of $537,430 for the year ended December 31, 2016. During the year ended December 31, 2017, we paid down $578,645 more than we received under the line of credit and repaid other debt in the amount of $96,648, partially offset by proceeds of $115,000 from advances from related parties. During the year ended December 31, 2016, we paid down $504,231 more than we received under the line of credit and repaid other debt in the amount of $81,199.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in Note 2 - Significant Accounting Policies of our consolidated financial statements included within this Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS

Our recently issued accounting standards are included in Note 2 - Significant Accounting Policies of our consolidated financial statements included within this Annual Report.

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

PEN INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

PEN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pen Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash provided by operating activities of $687,068 and $438,558, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $1,345,095, $1,096,005 and $6,587,235, respectively, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013.

Boca Raton, Florida

June 15, 2018

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$138,296	$189,128
Restricted cash	95,003	-
Accounts receivable, net	607,632	722,845
Accounts receivable - related party	14,226	10,474
Inventory	733,979	1,035,499
Prepaid expenses and other current assets	162,246	75,080
Total Current Assets	1,751,382	2,033,026
Property, plant and equipment, net	388,777	709,627
Other assets	41,116	51,078
Total Assets	$2,181,275	$2,793,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,383,514	$1,058,374
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	649,974	937,166
Customer deposits	169,970	20,153
Bank revolving line of credit	563,218	979,688
Current portion of notes payable	96,533	90,449
Advances from related parties	115,000	-
Deferred revenue	98,381	-
Total Current Liabilities	3,096,477	3,105,717
Notes payable, net of current portion	180,803	266,110
Total Liabilities	3,277,280	3,371,827

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,653,322 and 1,367,431 issued and outstanding at December 31, 2017 and 2016, respectively	165	136
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,423,252 and 1,402,104 issued and outstanding at December 31, 2017 and 2016, respectively	142	140
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 and 262,631 shares issued and outstanding at December 31, 2017 and 2016, respectively	-	26
Additional paid-in capital	5,490,923	5,321,769
Accumulated deficit	(6,587,235)	(5,900,167)
Total Stockholders’ Deficit	(1,096,005)	(578,096)
Total Liabilities and Stockholders’ Deficit	$2,181,275	$2,793,731

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

REVENUES:
Products (including related party sales of $168,255 and $177,747 for the years ended December 31, 2017 and 2016, respectively)	$6,872,452	$7,111,947
Contract services	1,005,647	1,003,710
Total Revenues	7,878,099	8,115,657

COST OF REVENUES:
Products	4,513,318	4,212,079
Contract services	1,096,745	1,097,891
Total Cost of Revenues	5,610,063	5,309,970

GROSS PROFIT	2,268,036	2,805,687

OPERATING EXPENSES:
Selling and marketing expenses	285,147	220,029
Salaries, wages and related benefits	957,954	1,513,536
Research and development	286,395	290,402
Professional fees	644,969	513,237
General and administrative expenses	813,448	1,015,503
Total Operating Expenses	2,987,913	3,552,707

LOSS FROM OPERATIONS	(719,877)	(747,020)

OTHER (EXPENSE) INCOME:
Interest expense	(70,293)	(105,090)
(Loss) gain on sale of property, plant and equipment, net	(33,677)	23,586
Loss on settlement	(80,000)	-
Other income, net	216,779	272,523
Total Other Income	32,809	191,019

NET LOSS	$(687,068)	$(556,001)

NET LOSS PER COMMON SHARE:
Basic	$(0.22)	$(0.18)
Diluted	$(0.22)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,057,052	3,012,460
Diluted	3,057,052	3,012,460

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	1,336,759	$134	1,395,678	$139	262,631	$26	$5,071,532	$(5,344,166)	$(272,335)

Common stock issued for cash, net of issuance costs (1)	17,793	2	-	-	-	-	47,998	-	48,000

Common stock issued for services	10,351	-	6,426	1	-	-	36,999	-	37,000

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	165,240	-	165,240

Rounding shares from reverse stock split	2,528	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(556,001)	(556,001)

Balance, December 31, 2016	1,367,431	136	1,402,104	140	262,631	26	5,321,769	(5,900,167)	(578,096)

Common stock issued in satisfaction of accrued director fees	5,383	1	9,230	1	-	-	18,998	-	19,000

Common stock issued for services	17,877	2	11,918	1	-	-	39,996	-	39,999

Conversion of Class Z shares into Class A shares	262,631	26	-	-	(262,631)	(26)	-	-	-

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	110,160	-	110,160

Net loss	-	-	-	-	-	-	-	(687,068)	(687,068)

Balance, December 31, 2017	1,653,322	$165	1,423,252	$142	-	$-	$5,490,923	$(6,587,235)	$(1,096,005)

(1)	Includes cash issuance costs of $2,000

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(687,068)	$(556,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	18,802	56,861
Bad debt expense	5,067	12,021
Depreciation and amortization expense	121,267	182,986
Amortization of deferred lease incentives	-	12,830
Loss (gain) on sale of property, plant and equipment, net	33,677	(23,586)
Loss on disposal of property, plant and equipment	-	8,745
Gain on settlement of accounts payable	-	(50,879)
Gain on settlement of accrued salary	-	(36,973)
Stock-based compensation	150,159	202,240
Change in operating assets and liabilities:
Accounts receivable	110,146	365,486
Accounts receivable - related party	(3,752)	1,510
Inventory	282,718	(8,975)
Prepaid expenses and other assets	(77,204)	100,895
Accounts payable	342,565	(130,459)
Accounts payable - related parties	-	25,823
Customer deposits	149,817	-
Accrued expenses	(106,017)	303,621
Deferred revenue	98,381	(21,692)

NET CASH PROVIDED BY OPERATING ACTIVITIES	438,558	444,453

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	172,000	23,586
Purchases of property, plant and equipment	(6,094)	(4,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	165,906	19,586

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	6,519,236	6,815,000
Repayment of bank lines of credit	(7,097,881)	(7,319,231)
Repayment of bank loans	(80,579)	(74,380)
Proceeds from sale of common stock	-	50,000
Payment of issuance costs related to sale of common stock	-	(2,000)
Repayment of loan to third party	(16,069)	(6,819)
Proceeds from advances from related parties	115,000	-

NET CASH USED IN FINANCING ACTIVITIES	(560,293)	(537,430)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	44,171	(73,391)

CASH AND RESTRICTED CASH, beginning of year	189,128	262,519

CASH AND RESTRICTED CASH, end of year	$233,299	$189,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$66,712	$105,090
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$17,425	$51,239
Accrued director fees settled with common stock	$19,000	$-

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$138,296	$189,128
Restricted cash	95,003	-

Total cash and restricted cash	$233,299	$189,128

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Through the Company’s wholly-owned subsidiary, PEN Brands LLC, formerly known as Nanofilm, Ltd., we develop, manufacture and sell consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates. These products are marketed internationally primarily to customers in the optical industry. On May 2, 2017, Nanofilm, Ltd. changed its name to PEN Brands LLC.

Through the Company’s wholly-owned subsidiary, Applied Nanotech, Inc., we primarily perform design and development services for the Company and for governmental and private customers.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc., PEN Technology LLC, and PEN Brands LLC. On December 15, 2016, the Company’s wholly-owned subsidiary, PEN Technology LLC, was merged into PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company had a net loss and net cash provided by operations of $687,068 and $438,558, respectively, for the year ended December 31, 2017. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,587,235, $1,096,005 and $1,345,095, respectively, at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. During 2016 and 2017, management has taken measures to reduce operating expenses. Although the Company has historically raised debt capital there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2017 and 2016 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At December 31, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock appreciation rights Plan A	-	-	$-	-	-	$53,108
Equity credits issued	-	-	$2,278	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2015	$53,108	$14,154
Change in fair value included in net loss	-	(11,876)
Balance at December 31, 2016	53,108	2,278
Change in fair value included in net loss	1,430	-
Reclassification to cash liability	(54,538)	-
Balance at December 31, 2017	$-	$2,278

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

Cash, Cash Equivalents and Restricted Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. Restricted cash includes $10,003 which is restricted in its use as it serves as collateral for a credit card and $85,000 held in a collateral bank account by a lender (see Note 6).

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

Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

Effective January 1, 2017, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”) which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2017 and 2016.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of revenue:

●	Net product sales by our subsidiary PEN Brands LLC.

●	Reimbursements under agreements to perform contract services related to new products and product development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks, graphene foils and thermal management materials.

Revenue recognition criteria:

●	Net product sales by our subsidiary PEN Brands LLC, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from contract services performed under government contracts is recognized when it is earned pursuant to the terms of the contract. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms, then revenue will not be recognized until acceptance occurs. The recognition of revenue may not correspond with the billings allowable under the contract. To the extent that billings exceed revenue earned, a portion of the revenue is deferred until it is earned.

●	Revenue from contract services performed under non-governmental contracts is recognized when it is earned pursuant to the terms of the contract. Each contract is unique and tailored to the needs of the customer and goals of the project. Some contracts may call for a monthly payment for a fixed period of time. Other contracts may be for a fixed dollar amount with an unspecified time period, although there is frequently a targeted completion date. These contracts generally involve some sort of up-front payment. Some contracts may call for the delivery of samples or may call for the transfer of equipment or other items developed during the project to the customer. These projects are usually billed monthly based on costs, hours, or some other measure of activity during the month and revenue is recognized as services are provided. If there are substantive acceptance terms, then revenue will not be recognized until acceptance occurs.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is contract services, not the sale of products. Product sales are generally insignificant in number and value and are generally limited to the sale of conductive inks, graphene foils, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its contract services.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

See Note 2 – Summary of Significant Accounting Policies “Recently Issued Accounting Pronouncements” for details surrounding the Company’s adoption of Accounting Standards Codification 606 – Revenue Recognition.

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the years ended December 31, 2017 and 2016, the Company recorded approximately $108,303 and $139,711 respectively, as a reduction of sales related to these costs.

The Company has recently become aware of industry trends related to cooperative advertising, such that, during the year ended December 31, 2017, management now believes it has sufficient data and experience to effect a change in accounting estimate. As a result, the Company recorded a one-time adjustment to reduce its cooperative advertising liability by approximately $446,000 to $0 as of December 31, 2017 with a corresponding $446,000 increase to product revenue for the year ended December 31, 2017.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2017 and 2016 shipping and handling costs amounted to $185,762 and $184,177, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2017 and 2016 were $286,395 and $290,402, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2017 and 2016 were $14,626 and $31,523, respectively, and are included in selling and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2017 or 2016.

See Note 10 – Income Taxes for additional details including the effects of the tax cuts and Jobs Act enacted in December 2017.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2017 and 2016, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 9) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2017	December 31, 2016
Stock options	19,120	20,483
Stock warrants	712	712
Restricted stock	37,778	37,778
Total	57,610	58,973

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 13 and 14).

Net loss per share for each class of common stock is as follows:

Net loss per common shares outstanding:	Year Ended December 31, 2017	Year Ended December 31, 2016
Class A common stock	$(0.24)	$(0.19)
Class B common stock	$(0.22)	$(0.18)
Class Z common stock	$-	$(0.18)

Weighted average shares outstanding:
Class A common stock	1,539,810	1,351,432
Class B common stock	1,414,349	1,398,397
Class Z common stock	102,894	262,631
Total weighted average shares outstanding	3,057,052	3,012,460

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for public companies for annual and interim periods beginning on or after December 15, 2017.

The Company plans to adopt ASC 606 effective January 1, 2018 using the modified retrospective method. As of the date of filing, the Company has not completed its ASC 606 implementation process and, as a result, cannot disclose the quantitative impact of adoption on its financial statement. That being said, based on its preliminary analysis, the Company believes that revenue related to product sales, represented approximately 87% and 88% of its total revenues for the years ended December 31, 2017 and 2016, respectively, will not be materially impacted as a result of adopting ASC 606. Revenues related to contract services represented approximately 13% and 12% of its total revenues for the years ended December 31, 2017 and 2016, respectively, and, while the Company does not currently believe these revenue streams will be materially impacted as a result of adopting ASC 606, it needs to complete the implementation process before it is able to conclude, including related to the timing of revenue recognition of these revenue streams.

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

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), requiring restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt this new ASU and its adoption did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods beginning after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features,” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Reclassifications

Certain amounts included within current liabilities as of December 31, 2016 were reclassified to other line items within current liabilities to conform to the 2017 presentation. Total current liabilities at December 31, 2016 remains unchanged.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2017 and 2016, accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$623,237	$743,338
Less: allowance for doubtful accounts	(15,605)	(20,493)
Accounts receivable, net	$607,632	$722,845

Bad debt expense, net of recoveries, was $5,067 and $12,021 for the years ended December 31, 2017 and 2016, respectively.

NOTE 4 – INVENTORY

At December 31, 2017 and 2016, inventory consisted of the following:

	December 31, 2017	December 31, 2016
Raw materials	$595,747	$927,833
Finished goods	388,060	338,643
	983,807	1,266,528
Less: reserve for obsolescence	(249,828)	(231,027)
Inventory, net	$733,979	$1,035,499

Excess write-downs related to inventory obsolescence during the year ended December 31, 2017 were $147,600 and included within cost of sales on consolidated statement of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment consisted of the following:

	Useful Life	December 31, 2017	December 31, 2016
Machinery and equipment	5 - 10 Years	$2,725,391	$3,892,377
Furniture and office equipment	3 - 7 Years	578,731	1,032,132
Leasehold improvements	7 - 15 Years	10,843	287,162
Construction in progress	-	-	-
		3,314,965	5,211,671
Less: accumulated depreciation		(2,926,188)	(4,502,044)
Property and equipment, net		$388,777	$709,627

For the years ended December 31, 2017 and 2016, depreciation and amortization expense amounted to $121,267 and $182,987, respectively, of which $64,587 and $131,942, respectively, is included in cost of sales and the remainder is included in operating expenses.

During the year ended December 31, 2017 and 2016, the Company sold excess equipment for proceeds of $172,000 and $23,586 respectively. The net book value of the equipment was $205,677 and $0, respectively, resulting in a (loss) gain of $(33,677) and $23,586 during the year ended December 31, 2017 and 2016, respectively.

NOTE 6 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

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

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also changed the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal. Under a subsequent amendment (see Note 16), the maturity date was changed to July 3, 2018.

On October 17, 2017, pursuant to the terms of the third amendment to the Revolving Note, the borrowing base was decreased by $85,000 based on the sale of fixed assets under the Asset Purchase Agreement (See Note 5). Pursuant to this amendment, the Company established a cash collateral account of $85,000 to increase the borrowing base back up by $85,000. The funds for the cash collateral account were loaned to the Company by two directors (See Note 8).

At December 31, 2017 and 2016 the Company had a line of credit balance outstanding of $563,218 and $979,688, respectively, which includes accrued interest of $14,797 and $17,494, respectively. Advances are less than the amount of the credit line and are limited by the borrowing base at the time of the request for the advance. The amount available on the line of credit was $78,850 at December 31, 2017. The weighted average interest rate during the years ended December 31, 2017 and 2016 was approximately 5.5% and 8.0%, respectively.

NOTE 7 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2017 and 2016, the principal amount due under the Equipment Note amounted to $179,399, and $260,331, respectively. As of December 31, 2017, $74,380 and $105,019, respectively, represent the current and non-current portion due under this note.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2017). All principal and interest payable under three of these notes aggregating $37,458 are due in 2025 and all principal and interest payable under one of these notes amounting to $14,350 are due in 2020. Accordingly, $51,808 is included in non-current notes payable.

On May 31, 2016, in connection with a restatement of our agreement with a former research partner, we delivered a promissory note to repay amounts previously advanced to us and accrued. The initial principal amount was $51,239 bearing interest at 5% per annum. Installment payments include both principal and interest. After an initial payment of $2,000, the note requires payments of $1,000 for eleven months, payments of $2,000 for the following 12 months and monthly payments of $3,000 thereafter until paid in full. The principal balance due on December 31, 2016 was $44,420, with $16,068 reflected as the current portion At December 31, 2017 the principal balance due was $28,351 all classified as a current liability. Under the above restatement certain patent costs that we had accrued for payment will, instead, be an offset against future royalties that may become due to us, so we reversed accruals of $33,713, resulting in a net gain of $33,511 in 2016, which is included within other income, net on the consolidated statement of operations.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

Future principal payments of notes payable are as follows:

Years ending December 31:	Amount
2018	$96,533
2019	74,380
2020	51,540
2021	-
2022	-
Thereafter	54,883
$277,336

NOTE 8 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the years ended December 31, 2017 and 2016, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $168,255 and $177,747 for the years ended December 31, 2017 and 2016, respectively Accounts receivable from the related party totaled $14,226 at December 31, 2017 and $10,474 at December 31, 2016. As of May 23, 2017, that director no longer served on the Company’s Board and the shareholder was no longer an affiliate.

Other

A board member is a principal in DHJH Holdings LLC, the firm that provided the services of the Company’s chief financial officer from May 2016 through February 2017. The Company recognized $10,857 and $55,208 in fees and expenses during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company included $1,000 of director fees within accounts payable-related parties.

Additionally, advances from related parties of $115,000 from certain Company directors and executives have been included within the consolidated balance sheet as of December 31, 2017. These loans are non-interest bearing and are due on demand.

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

On November 17, 2017, the Company issued an aggregate of 4,614 shares of Class A common stock and 3,076 shares of Class B common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $1.30 per share based on the quoted price of the stock for a total value of $9,999 recognized as stock-based compensation expense.

Sales of Common Stock

On July 25, 2016, the Company issued 17,793 shares of Class A common stock at a price of $2.81 per share to a private investor for a total cash purchase of $50,000 that was received in May 2016 and reflected as a deposit on stock purchase liability at June 30, 2016. On July 25, 2016, we also issued a 5-year warrant to purchase up to 712 shares of Class A common stock at an exercise price of $2.81 per share to the investment banking firm that assisted us in placing the shares with that investor for a value of $1,546, assuming a 1.15% risk free rate and 191.8% annual volatility. The Company also paid that firm a cash fee of $2,000. Both the warrant value and cash fee were charged against the proceeds to additional paid in capital.

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

No options were granted in 2017. Stock options outstanding are to purchase Class A common stock. Stock option activities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2015	12,397	$81.15
Exercised	-	-
Forfeited	(1,914)	93.31
Granted	10,000	2.81
Balance Outstanding, December 31, 2016	20,483	$41.77
Exercised	-
Forfeited	(1,363)	215.54
Granted	-	-
Balance Outstanding, December 31, 2017	19,120	$29.38	3.21	$-

Exercisable, December 31, 2017	9,120	$58.52	2.82	-

Warrants

As of December 31, 2017, there were outstanding and exercisable warrants to purchase an aggregate of 712 shares of common stock with a weighted average exercise price of $2.81 per share and a weighted average remaining contractual term of 3.57 years. As of December 31, 2017, there was no intrinsic value for the warrants.

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

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the years ended December 31, 2017 and 2016, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $110,160 and $165,240 respectively, At December 31, 2017, there is no unamortized stock-based compensation expense to be recognized in future periods.

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

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2017, 17,284 Class A common shares and options to purchase up to 10,000 Class A common shares have been issued under the Plan and 83,827 shares are available for future issuance.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Income tax benefit at U.S. statutory rate of 34%	$(234,000)	$(189,000
Forfeiture of stock options	-	21,000
Non-deductible expenses	5,000	80,000
Change in valuation allowance	(1,159,000)	88,000
Revaluation of deferred tax assets under U.S. tax act	1,388,000	-

Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforward	$1,988,000	$3,002,000
Stock-based compensation	93,000	156,000
Allowance for inventory obsolescence	56,000	79,000
Accrued compensation	73,000	106,000
Other	35,000	61,000
Total deferred tax assets	2,245,000	3,404,000
Valuation allowance	(2,245,000)	(3,404,000)
Net deferred tax assets	$-	$

The estimated net operating loss carryforward was approximately $9,464,000 at December 31, 2017, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards will expire between 2019 and 2037.

On December 22, 2017, H.R. 1, known as the “Tax Cuts and Jobs Act” (the Act), was signed into law. The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent change in the corporate income tax rate to a fixed rate of 21%. The new rate took effect on January 1, 2018. As a result, the Company revalued its deferred taxes at December 31, 2017.

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

The Company’s 2014, 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 - COMMITMENTS AND CONTINCENGIES

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company has the right to renew certain facility leases for an additional five years. Rent expense for operating leases was $529,723 and $634,853 for the years ended December 31, 2017 and 2016, respectively, including $5,346 of amortization for deferred lease incentives for the years ended December 31, 2017 and 2016.

On September 20, 2017, the Company entered into a three-year lease agreement for 22,172 square feet of office space in Brooklyn Heights, Ohio beginning September 20, 2017 and ending September 20, 2020. Monthly lease payments amount to $8,688 for a total of approximately $312,768 for the total term of the lease.

Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows:

Years ending December 31,	Amount
2018	$334,643
2019	153,418
2020	74,640
2021	5,136
2022	5,136
Total minimum non-cancelable operating lease payments	$572,973

Equity Credits

Equity credits may become convertible into an unknown amount of capital stock of the Company to be determined by the Company’s board of directors (See Note 13).

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of December 31, 2017, the Company has not accrued any amount for litigation contingencies, except for $85,000 relating to a settlement which occurred in May 2018 (See Note 16).

NOTE 12 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Lender Concentration

The Company relies primarily on one lender under a $1,500,000 Revolving Note (See Note 6).

Customer Concentrations

Customer concentrations for the years ended December 31, 2017 and 2016 are as follows:

	Revenues
	For the Years Ended December 31,
	2017	2016
Customer A	27%	30%
Customer B	12%	14%
Customer C	*	*
Total	39%	44%

	Accounts Receivable
	As of December 31,
	2017	2016
Customer A	30%	14%
Customer B	21%	16%
Customer C	*	15%
Total	51%	45%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2017 and 2016, total sales in the United States represent approximately 74% and 90% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the years ended December 31, 2017 and 2016.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2017 and 2016 are:

	For the Years Ended December 31,
	2017	2016
Vendor A	26%	30%
Vendor B	10%	12%
Vendor C	10%	*
Vendor D	14%	*
Total	60%	42%

*Less than 10%

NOTE 13 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the year ended December 31, 2016, no equity credits were forfeited and 38,500 units were redeemed for a cash payment made to the employees of $11,876. During the year ended December 31, 2017, no equity credits were forfeited and no units were redeemed. As of December 31, 2017 and 2016, 8,250 equity credits were issued and outstanding with an aggregate redemption value of $2,278, all of which were held by the Company’s CEO. See Note 16 for details associated with the redemption of equity credits. At December 31, 2017 and 2016, $2,278 was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits outstanding.

Under the terms of the Plan, when the Company completes a registered offering of its common stock, the equity credit participants will have the option to convert the equity credits into Class A common shares of the Company, or in the case of our President, into shares of Class B common stock.

For the years ended December 31, 2017 and 2016, there was no gain (loss) from the change in value of the equity credits.

NOTE 14 – STOCK APPRECIATION PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, PEN Brands LLC had in place a Stock Appreciation Rights Plan A (the “Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of PEN Brands LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000. There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company accrued $54,538 and $53,108, respectively, related to the cash redemption value associated with the stock appreciation rights held by terminated employees.

NOTE 15 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2017 and 2016 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2017 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2017 and 2016 was as follows:

	For the Years Ended
	December 31,
	2017	2016
Revenues:
Product segment	$6,872,452	$7,111,947
Contract services segment	1,005,647	1,003,710
Total segment and consolidated revenues	$7,878,099	$8,115,657

Gross profit:
Product segment	$2,359,134	$2,899,868
Contract services segment	(91,098)	(94,181)
Total segment and consolidated gross profit	$2,268,036	$2,805,687

Income (loss) from operations:
Product segment	$391,624	$605,783
Contract services segment	(303,649)	(334,916)
Total segment income	87,975	270,867
Unallocated costs	(807,852)	(1,017,888)
Total consolidated loss from operations	$(719,877)	$(747,020)

Depreciation and amortization:
Product segment	$108,887	$143,622
Contract services segment	12,380	39,365
Total segment depreciation and amortization	121,267	182,987
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$121,267	$182,987

Capital additions:
Product segment	$6,094	$4,000
Contract services segment	-	-
Total segment capital additions	6,094	4,000
Unallocated capital additions	-	-
Total consolidated capital additions	$6,094	$4,000

	December 31, 2017	December 31, 2016
Segment total assets:
Product segment	$1,982,579	$2,577,034
Contract services segment	168,740	146,193
Corporate	29,956	70,504
Total consolidated total assets	$2,181,275	$2,793,731

NOTE 16 - SUBSEQUENT EVENTS

Issuances of Common Stock

On February 28, 2018, the Company issued an aggregate of 4,443 shares of Class A common stock and 2,962 shares of Class B common stock to the Company’s directors as compensation to them for service on its board. These shares were valued on that date at $1.35 per share based on the quoted price of the stock for a total value of $10,000. On that same day, the Company issued 6,476 shares of Class B common stock in satisfaction of the outstanding equity credits. As a result, the Company will record a loss on settlement of $6,464 during the three months ended March 31, 2018.

On May 23, 2018, the Company issued an aggregate of 5,043 shares of Class A common stock and 3,362 shares of Class B common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $1.19 per share based on the quoted price of the stock for a total value of $10,000.

Settlement Agreement

On May 4, 2018, the Company reached a settlement with a former employee in exchange for a full release.  As a result, The Company has accrued $80,000 related to this settlement as of December 31, 2017.

Amendment to Loan and Security Agreement

On March 30, 2018, the Company’s wholly-owned subsidiary PEN Brands LLC. entered into the fourth amendment to its Loan and Security Agreement with the Lender (See Note 6). The amendment permits the borrower to request up to three advances of not more than $200,000 each supported by certain qualifying purchase orders. Each purchase order advance to be repaid in not less than 30 days. No subsequent request can be made until any prior purchase order advance has been repaid. Two of the Company’s officers and directors have personally guaranteed repayment of purchase order advances. The fourth amendment also changes the maturity date for the loan to July 3, 2018. That date becomes the date for an automatic one-year renewal unless either the lender or the borrower gives notice of non-renewal. Other terms and conditions of the agreement remain the same.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2017 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated our limited resources and our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

We have taken steps to remediate some of the weaknesses described above, including by engaging more experienced accounting personnel and a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting has not changed during the fourth quarter covered by this Annual Report on Form 10-K, except as discussed above.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names of our directors and executive officers, their ages, positions they hold and the time they have served us. The narrative below sets out their principal occupations at present and for at least the past five years.

Name	Age	Position(s)	Serving Since
Ronald J. Berman	61	Director	May 1996
Douglas Q. Holmes	62	Director	August 2014
Jeanne M. Rickert	65	Director and Chief Legal Officer	August 2014
Scott E. Rickert	64	Chairman of the Board and Chief Executive Officer	August 2014
Jaqueline M. Soptick	50	Chief Accounting Officer	February 2017
Howard Westerman	65	Director	May 2007

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2017 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2017, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2017 with the exception of Mr. Berman who was late in filing with respect to some shares purchased on January 4, 2017 that were reported in a filing on January 9, 2017, and Mr. Berman was late in filing with respect to purchases made on January 13 (filed January 23), purchases made on January 25 (filed January 30), purchases made on February 1 (filed February 6), purchases made on February 14, 15 and 17 (filed February 22), purchases made on February 28 and March 1 (filed March 6), purchases made on March 17 (filed March 24), purchases made on June 24 (filed June 28), purchases made on August 2 (filed August 7), purchases made on August 9 (filed August 14), purchases made on September 27 (filed on Oct 2), purchases made on October 4 (filed October 10), purchases made on Oct 18 (filed October 23) and purchases made on December 4 and 5 (filed December 11).

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

In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including discussions of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the consolidated financial statements.

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

In reliance on the reviews and discussions described in this report, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2017; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017. Compensation information is shown for the fiscal years ended December 31, 2017 and December 31, 2016

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2017 and fiscal 2016. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2017 and fiscal 2016 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2017.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date. We did not grant any stock options to named executive officers in 2017 or 2016.

Name & Principal Position	Year	Salary		Stock Awards		All Other Compensation		Total
Scott E. Rickert, Chief Executive (2)	2017	$205,000	(2)	$14,000	(3)	$-	(3)	$
	2016	$153,570	(4)	$8,000		$-			$161,570

Jeanne M. Rickert, Secretary and General Counsel (5)	2017	$150,000	(6)	$14,000	(3)	$-		$
	2016	$150,000		$8,000		$-			$158,000

(1)	Scott Rickert has served as our Chairman of the Board of Directors and Chief Executive Officer since August 22, 2014. Before that, he served as CEO of Nanofilm and NanoHolding.
(2)	This column reflects salary earned for the year. Of this, $157,962 was paid in cash and the balance remains accrued and unpaid.
(3)	All directors are compensated for service on our Board. The compensation in this column reflects awards for attending Board meetings in 2017 and also stock awarded in satisfaction of fees accrued and unpaid for meetings attended in 2015 aggregating $6,000 to each of the Rickerts.
(4)	This column reflects salary earned for the year. Of this, $23,654 was paid in cash and the balance remains accrued and unpaid.
(5)	Jeanne Rickert has served as our Secretary and General Counsel since August 27, 2014. Previously, she served in those roles for Nanofilm and NanoHolding.
(6)	This column reflects salary earned for the year. Of this, $115,385 was paid in cash and the balance remains accrued and unpaid.

Neither Scott or Jeanne Rickert has an employment agreement.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights hat have not Vested (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott E Rickert								(1)	$(1)

Jeanne M. Rickert

(1)	Mr. Rickert holds 8,250 equity credits under the Pen Brands Equity Credit Program. Those equity credits can convert into 6,476 shares of PEN common stock. See Note 13 to our Consolidated Financial Statements and Note 16.

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2017. Amounts paid to Scott Rickert are shown in the summary Compensation Table for named executive officers.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Ronald J. Berman	$0	$10,000	-0-	-0-	$10,000
Douglas Q. Holmes	$0	$10,000	-0-	-0-	$10,000
Howard Westerman	$0	$11,000	-0-	-0-	$11,000

(1)	No option awards were made to Directors or executive officers in 2017 or 2016. Mr. Berman holds options for 1,744 shares and Mr. Westerman holds options for 1,059 shares from prior period grants.

All directors are compensated for 2017 with a fee of $2,000 per meeting. The fee is payable in shares of our Class A common stock, except that the Rickerts receive shares of Class B common stock instead of Class A shares. In 2017, each director also agreed to accept stock in lieu of cash for $2,000 of director fees from 2015 that were accrued and unpaid.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

See table and related explanations under item 5 above regarding Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of June 4, 2018 with respect to (1) each person who is known to us to be the beneficial owner of more than five percent of our Class A common stock, (2) each person who is known to us to be the beneficial owner of more than five percent of our Class B common stock, (3) each person who is known to us to be the beneficial owner of more than five percent of our Class Z common stock.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class
Class A common stock	Ronald J. Berman PEN Inc. 701 Brickell Ave., Suite 1550 Miami, FL 33131	260,036		15%
	Scott E. Rickert PEN Inc. 701 Brickell Ave., Suite 1550 Miami, FL 33131	131,731	(1)	8%
Class B common stock	Scott E. Rickert PEN Inc. 701 Brickell Ave., Suite 1550 Miami, FL 33131	1,417,468	(2)	99%

(1)	As the sole general partner of Rickert Family, Limited partnership, Mr. Rickert has voting and investment power over the 131,731 shares of Class A common stock held by the partnership. Mr. Rickert disclaims beneficial ownership of 87,821 shares for which he does not have a pecuniary interest.
(2)	As the sole general partner of Rickert Family, Limited partnership, Mr. Rickert has voting and investment power over the 1,392,768 shares of Class B common stock held by the partnership. Mr. Rickert disclaims beneficial ownership of 928,512 shares for which he does not have a pecuniary interest.

Set forth in the table below is information as of June 4, 2018 with respect to the beneficial ownership of Class A and Class B common stock by our directors and Named Executive Officers.

Name of Beneficial Owner	Title of Class of common stock	Amount and Nature of Beneficial Ownership (1)	Percent of Class absent conversion of Class B common stock(2)	Percent of Class assuming conversion of all Class B common stock
Ronald J Berman	Class A	260,036	15%	8%
Douglas Q. Holmes	Class A	14,654	(5)	(5)
Jeanne M. Rickert (3)	Class A	43,910	3%	16%
	Class B	482,480	34%
Scott E. Rickert (4)	Class A	131,731	8%	49%
	Class B	1,417,468	99%
Jacqueline M. Soptick	Class A	2,436	(5)	(5)
Howard Westerman	Class A	39,889	2%	1%
All directors and officers as a group	Class A	448,746	26%	60%
	Class B	1,434,011	100%

(1)	Includes options held by the following individuals that are presently exercisable:

Mr. Berman	1,744
Ms. Soptick	479
Mr. Westerman	1,059

(2)	Percentages based on 1,700,586 shares of Class A Common Stock and 1,436,052 shares of Class B Common Stock issued and outstanding.

(3)	Shares reported include 18,224 shares of Class B commons stock owned directly, and an additional 464,256 shares of Class B common stock and 43,910 shares of Class A common stock beneficially owned through Rickert Family, Limited Partnership. The shares owned by Rickert Family, Limited Partnership are also included in the shares owned by Mr. Rickert because of his voting and dispositive power of those shares.

(4)	Shares reported include 24,700 shares of Class B common stock owned directly, and an additional 1,392,768 shares of Class B common stock and 131,731 shares of Class A common stock over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of 87,820 shares of Class A common stock and 928,512 shares of Class B common stock held by Rickert Family, Limited Partnership in which he does not have a pecuniary interest.

(5)	Ownership represents less than 1%.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Our director, Mr. Holmes is a principal of DHJH Holdings LLC. We paid no fees to DHJH Holdings LLC in 2017 and incurred an aggregate of $ 55,208 in fees and expenses in 2016 to DHJH Holdings LLC.

Until May 2017, Carl Zeiss, Inc. owned more than 5% of our Class Z common stock and until that time James Sharp, President and Chief Executive Officer of Carl Zeiss, Inc., served as one of our directors. During the year ended December 31, 2017 and 2016, we sold products to a Zeiss related company. Sales to the related party totaled $168,255 and $177,747 for the years ended December 31, 2017 and 2016, respectively. Accounts receivable from the related party totaled $14,266 and $10,474 at December 31, 2017 and 2016, respectively.

Our board has determined that Messrs. Berman, Holmes and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

Corporate governance.

See discussion under item 10 above.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company., P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2017	2016
Audit Fees	$81,000	$79,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-1 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PEN Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on January 26, 2016).

3.3	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

10.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

10.2	Restricted Stock Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (incorporated herein by reference to Exhibit 10.7, Annex B of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.3	Piggyback Registration Rights Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (incorporated herein by reference to Exhibit 10.7, Annex C of the Company’s Form 8-K filed with the SEC on March 11, 2014).

10.4	Revolving Credit and Loan Rider (to Loan and Security Agreement effective as of April 4, 2014) between Mackinac Commercial Credit, LLC and Nanofilm, Ltd. (incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.5	Revolving Credit Note dated April 4, 2014 to Mackinac Commercial Credit, LLC from Nanofilm, Ltd. (incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.6	Loan and Security Agreement effective as of April 4, 2014 by and between Nanofilm Ltd. And Mackinac Commercial Credit, LLC (incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.7*	First Amendment to Loan and Security Agreement, effective as of April 4, 2015 between Nanofilm, Ltd. And Mackinac Commercial Credit, LLC.

10.8	Second Amendment to Loan and Security Agreement, dated April 3, 2017 between Nanofilm, Ltd. And Mackinac Commercial Credit ABL Division of MBank (incorporated herein by reference to Exhibit 10.1 of the Company’s form 10-Q filed with the Commission on May 22, 2017).

10.9	Amended and Restated Revolving Credit Loan Note, dated April 3 2017 to Mackinac Commercial Credit ABL Division of MBank from Nanofilm, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s form 10-Q filed with the Commission on May 22, 2017).

10.10	Third Amendment to Loan and Security Agreement and Loan documents, dated October 17, 2017 between PEN Brands LLC and Mackinac Commercial Credit ABL Division of MBank (incorporated herein by reference to Exhibit 10.1 of the Company’s form 10-Q filed with the Commission on November 14, 2017).

10.11*	Fourth Amendment to Loan and Security Agreement and Loan Documents, dated March 30, 2018 between PEN Brands LLC and MBank assignee of Mackinac Commercial Credit.

10.12	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.13	Amended and Restated 2002 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).

10.14	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).

10.15	Nanofilm Ltd. Equity Credit Incentive Program (incorporated herein by reference to Exhibit 10.16 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.16	Nanofilm Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.17	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on March 30, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEN Inc.
(Registrant)

By:	/s/ Jeanne M. Rickert
Jeanne M. Rickert
Secretary
Date:	June 15, 2018

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

Signature	Title	Date

/s/ Scott R. Rickert	Chairman & Chief Executive Officer	June 15, 2018
Scott E Rickert	(principal executive officer)

/s/ Jacqueline M. Soptick	Chief Accounting Officer	June 15, 2018
Jacqueline M. Soptick	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	June 15, 2018
Ronald J. Berman

/s/ Douglas Q. Holmes	Director	June 15, 2018
Douglas Q. Holmes

/s/ Jeanne Rickert	Director	June 15, 2018
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	June 15, 2018
Scott E. Rickert

/s/ Howard Westerman	Director	June 15, 2018
Howard Westerman

