Form 10-Q
period 2018-03-31
PEN INC.
filed 2019-05-29
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No.

Securities registered pursuant to Section 12(b) of the Act: None

As of May 9, 2019, the registrant had 4,375,576 shares of Class A Common Stock (including 37,778 shares that are subject to forfeiture) and 0 shares of Class B Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$158,879	$138,296
Restricted cash	$85,000	$95,003
Accounts receivable, net	980,946	607,632
Accounts receivable - related party	-	14,226
Inventory	1,020,636	733,979
Prepaid expenses and other current assets	190,188	162,246
Total Current Assets	2,435,649	1,751,382
Property, plant and equipment, net	372,505	388,777
Other assets	41,116	41,116
Total Assets	$2,849,270	$2,181,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,254,446	$1,383,514
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	991,932	649,974
Customer deposits	-	169,970
Bank revolving line of credit	1,114,247	563,218
Current portion of notes payable	90,864	96,533
Advances from related parties	140,000	115,000
Deferred revenue	167,268	98,381
Total Current Liabilities	3,778,644	3,096,477
Notes payable, net of current portion	168,406	180,803
Total Liabilities	3,947,050	3,277,280

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,657,765 and 1,653,322 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	165	165
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,432,690 and 1,423,252 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	143	142
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	5,509,667	5,490,925
Accumulated deficit	(6,607,755)	(6,587,237)
Total Stockholders' Deficit	(1,097,780)	(1,096,005)
Total Liabilities and Stockholders' Deficit	$2,849,270	$2,181,275

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
REVENUES:
Products (including related party sales of $0 and $53,314 for the three months ended March 31, 2018 and 2017, respectively)	$1,142,575	$1,996,489
Contract services	300,950	219,861

Total Revenues	1,443,525	2,216,350

COST OF REVENUES:
Products	804,687	1,035,835
Contract services	301,572	247,198

Total Cost of Revenues	1,106,259	1,283,033

GROSS PROFIT	337,266	933,317

OPERATING EXPENSES:
Selling and marketing expenses	41,696	64,727
Salaries, wages and related benefits	164,024	300,214
Research and development	8,193	68,722
Professional fees	172,438	214,254
General and administrative expenses	147,309	215,986

Total Operating Expenses	533,660	863,903

INCOME (LOSS) FROM OPERATIONS	(196,394)	69,414

OTHER (EXPENSE) INCOME:
Interest expense	(16,341)	(25,588)
Other income, net	192,217	50,586

Total Other (Expense) Income	175,876	24,998

NET INCOME (LOSS)	$(20,518)	$94,412

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,081,355	3,034,659
Diluted	3,081,355	3,034,659

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,518)	$94,412
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	9,766	27,204
Depreciation and amortization expense	16,272	37,814
Amortization of deferred lease incentives	-	1,782
Stock-based compensation	8,744	51,310
Change in operating assets and liabilities:
Accounts receivable	(373,314)	(196,339)
Accounts receivable - related party	14,226	(21,921)
Inventory	(296,423)	(8,247)
Prepaid expenses and other assets	(27,942)	(39,134)
Accounts payable	(129,068)	180,422
Accounts payable - related parties	-	(11,000)
Customer deposits	(169,970)	34,885
Accrued expenses	351,957	-
Deferred revenue	68,887	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	(547,383)	151,188

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	-
Purchases of property, plant and equipment	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	1,157,600	1,774,000
Repayment of bank lines of credit	(606,571)	(1,787,864)
Repayment of bank loans	(18,066)	(18,595)
Repayment of loan to third party	-	(2,455)
Proceeds from advances from related parties	25,000	-

NET CASH USED IN FINANCING ACTIVITIES	557,963	(34,914)

NET DECREASE IN CASH	10,580	116,274

CASH, beginning of year	233,299	189,128

CASH, end of period	$243,879	$305,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$16,341	$25,588
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$-	$17,425
Accrued director fees settled with common stock	$9,999	$-

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$158,879	$305,402
Restricted cash	85,000	-

Total cash and restricted cash	$243,879	$305,402

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on June 15, 2018.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on June 15, 2018, the Company had a net loss of $687,068 and $556,001 for the years ended December 31, 2017 and 2016. Additionally, the Company had a net loss of $20,518 for the three months ended March 31, 2018. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,607,755, $1,097,780 and $1,342,995, respectively, at March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. During 2017 and 2018, management took measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2018 and 2017 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At March 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$-	-	-	$-
Equity Credits Issued	-	-	$-	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2017	$-	$2,278
Change in fair value included in net loss	-	(2,278)
Balance at March 31, 2018	$-	$-

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date calculated from PEN Brands trial balance and money market accounts to be cash equivalents.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At March 31, 2018 and December 31, 2017, inventory consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$836,594	$595,747
Work in process	54,546	-
Finished goods	389,091	388,060
	1,280,231	983,807
Less: reserve for obsolescence	(259,595)	(249,828)
Inventory, net	$1,020,636	$733,979

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2018 and 2017.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASU 2014-09, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of revenue:

●	Net product sales by our subsidiary PEN Brands LLC.

●	Reimbursements under agreements to perform contract services related to new products and product development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally give the funder rights to the technology developed under the contract.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks, graphene foils and thermal management materials.

Revenue recognition criteria:

●	Net product sales by our subsidiary PEN Brands LLC, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from contract services performed is generally recognized based on what we have a right to invoice.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is contract services, not the sale of products. Product sales are generally insignificant in number and are generally limited to the sale of conductive inks, graphene foils, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its contract services.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales Incentives and Consideration Paid to Customers

The Company historically accounted for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended March 31, 2018 the Company recorded $21,041 as a reduction of sales related to sales incentives as compared to $38,618 for the prior period.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended March 31, 2018 and 2017 shipping and handling costs amounted to $33,325 and $44,557, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended March 31, 2018 and 2017 were $8,193 and $68,722, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended March 31, 2018 and 2017 were $405 and $5,028, respectively, and are included in selling and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2018, and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2018 or December 31, 2017.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2018, and December 31, 2017, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 9) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2018	December 31, 2017
Stock options	18,726	19,120
Stock warrants	712	712
Restricted Stock	37,778	37,778
Total	57,216	57,610

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Class A common stock	$(0.01)	$(0.03)
Class B common stock	$(0.01)	$(0.03)
Class Z common stock	$-	$(0.03)

Weighted average shares outstanding:
Class A common stock	1,654,852	1,368,927
Class B common stock	1,426,503	1,403,101
Class Z common stock	-	262,631
Total weighted average shares outstanding	3,081,355	3,034,659

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

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Implementing ASC 606 the Company concluded that no change was required in its accounting for any sources of revenue for the year ended December 3, 2017.

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also changed the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal. Under a subsequent amendment, the maturity date was changed to July 3, 2018.

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

On March 30, 2018, PEN Brands and the lender entered into the fourth amendment that permits the borrower to request up to three advances of not more than $200,000 each supported by certain qualifying purchase orders. Each purchase order advance to be repaid in not less than 30 days. No subsequent request can be made until any prior purchase order advance has been repaid. Two of the Company’s officers and directors have personally guaranteed repayment of purchase order advances. The fourth amendment also changes the maturity date for the loan to July 3, 2018. That date becomes the date for an automatic one-year renewal unless either the lender or the borrower gives notice of non-renewal. Other terms and conditions of the agreement remain the same.

On August 8, 2018, PEN Brands and the lender entered into the fifth amendment with an effective date of July 3, 2018. The fifth amendment renewed the agreement through July 3, 2019 and provides for an automatic one-year renewal at that time unless it is terminated by either party 60 days in advance. The fifth amendment also limits the amounts that PEN Brands can advance to its parent, and provides that advances based on eligible inventory will reduce monthly by $7,500 per month starting November 1, 2018.

At March 31, 2018 and December 31, 2017, the Company had an outstanding balance of $1,114,247 and $563,218 respectively, which includes accrued interest of $6,130 and $14,797, respectively, in amounts outstanding under the Revolving Note with availability of up to $385,753 as of March 31, 2018, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the three months ended March 31, 2018 and 2017 was approximately 7.53% and 6.8%, respectively.

See Note 12 – Subsequent Events for details on the payment in full of the outstanding balance and the termination of the Revolving Note.

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2017, the principal amount due under the Equipment Note amounted to $179,399. As of March 31, 2018, $68,182 and $99,174, represent the current and non-current portion due under this note.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2017). All principal and interest payable under three of these notes aggregating $40,565 are due in 2025 and all principal and interest payable under one of these notes amounting to $15,578 are due in 2020. Accordingly, $51,808 is included in non-current notes payable.

On May 31, 2016, in connection with a restatement of our agreement with a former research partner, we delivered a promissory note to repay amounts previously advanced to us and accrued. The initial principal amount was $51,239 bearing interest at 5% per annum. Installment payments include both principal and interest. After an initial payment of $2,000, the note requires payments of $1,000 for eleven months, payments of $2,000 for the following 12 months and monthly payments of $3,000 thereafter until paid in full. The principal balance due on December 31, 2017 was $28,351, all classified as a current liability. At March 31, 2018 the principal balance due was $22,682.05 all classified as a current liability.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

Future principal payments of notes payable are as follows:

Year	As of March 31, 2018	As of December 31, 2017
2018	$78,467	$96,533
2019	74,380	74,380
2020	51,540	51,540
2021	-	-
2022	-	-
Thereafter	54,882	54,883
Total	$259,270	$277,336

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the three months ended March 31, 2018 and 2017, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $0 and $53,314 for the three months ended March 31, 2018 and 2017, respectively. Accounts receivable from the related party totaled $0 at March 31, 2018 and $14,226 at December 31, 2017. As of May 23, 2017, that director no longer served on the Company’s Board and the shareholder was no longer an affiliate.

Other

A board member is a principal in DHJH Holdings LLC, the firm that provided the services of the Company’s chief financial officer from May 2016 through February 2017. The Company recognized $0 and $13,195 in fees and expenses during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company included the following within accounts payable-related parties: $1,000 of director fees and $159,887 due to certain of the Company’s executives, and $323,868 in accrued payroll to certain of the Companies executives.

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

Issuances of Common Stock

Common Stock Issued for Services

On February 28, 2018, the Company issued an aggregate of 4,443 shares of Class A common stock and 2,962 shares of Class B common stock to the Company’s directors as compensation to them for service on its board. These shares were valued on that date at $1.35 per share based on the quoted price of the stock for a total value of $10,000. On that same day, the Company issued 6,746 shares of Class B common stock in satisfaction of the outstanding equity credits.

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the three months ended March 31, 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2017	19,120	$29.38	3.21
Exercised	-
Expired	(394)
Outstanding March 31, 2018	18,726	$29.09	3.03	$-

Exercisable March 31, 2018	8,726	$59.21	2.69	$-

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

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended March 31, 2018 and 2017, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $0 and $41,310, respectively. At March 31, 2018, there is no unamortized stock-based compensation expense to be recognized in future periods.

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

Customer Concentrations

Customer concentrations for the three months ended March 31, 2018 and 2017 are as follows:

	Revenues
	For the Three Months Ended March 31,
	2018	2017
Customer A	30%	34%
Customer B	15%	13%
Total	45%	47%

	Accounts Receivable
	As of March 31,	As of December 31,
	2018	2017
Customer A	38%	30%
Customer B	23%	21%
Total	61%	51%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the three months ended March 31, 2018 and 2017, total sales in the United States represent approximately 96% and 82% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended March 31, 2018 and 2017.

Vendor Concentrations

Vendor concentrations for inventory purchases for the three months ended March 31, 2018 and 2017 are:

	For the Three Months Ended March 31,
	2018	2017
Vendor A	23%	33%
Vendor B	19%	13%
Vendor C	15%	13%
Vendor D	10%	* %
Total	67%	59%

*Less than 10%

NOTE 8 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the three months ended March 31, 2018, the outstanding equity credits were redeemed for 6,746 shares of Class B stock were issued on account of the equity credits. Subsequently, on October 16, 2018, an additional 1,774 shares were issued to complete the redemption of the equity credits. At March 31, 2018, $0 was accrued and at December 31, 2017, $2,278 was accrued, representing the value associated with the equity credits outstanding.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at March 31, 2018 and December 31, 2017. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,538, at March 31, 2018 and December 31, 2017. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2018 and 2017 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Revenues:
Product segment	$1,142,575	$1,996,489
Contract services segment	300,950	219,861
Total segment and consolidated revenues	$1,443,525	$2,216,350
Cost of revenues:
Products	$804,687	$1,035,835
Contract services segment	301,572	247,198
Total segment and consolidated cost of revenues	$1,106,259	$1,283,033

Gross profit (loss):
Product segment	$337,888	$960,654
Contract services segment	(622)	(27,337)
Total segment and consolidated gross profit	$337,266	$933,317
Gross margin:
Product segment	29.6%	48.1%
Contract services segment	-0.2%	-12.4%
Total gross margin	23.4%	42.1%
Segment operating expenses:
Product segment	321,154	561,306
Contract services segment	39,399	51,777
Total segment operating expenses	360,552	613,083

Income (loss) from operations:
Product segment	$16,734	$399,348
Contract services segment	(40,021)	(79,114)
Total segment income (loss)	(23,286)	320,234
Unallocated costs	(173,108)	(250,820)
Total consolidated loss from operations	$(196,394)	$69,414

Depreciation and amortization:
Product segment	$16,272	$32,733
Contract services segment	-	5,081
Total segment depreciation and amortization	16,272	37,814
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$16,272	$37,814

Capital additions:
Product segment	$-	$-
Contract services segment	-	-
Total segment capital additions	-	-
Unallocated capital additions	-	-
Total consolidated capital additions	$-	$-

	March 31, 2018	March 31, 2017
Segment total assets:
Product segment	$2,621,031	$2,892,214
Contract services segment	202,264	132,598
Corporate	29,975	85,816
Total consolidated total assets	$2,849,270	$3,110,628

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

Sales of Common Stock and Derivate Equity Securities

Grant of Registration Rights

On October 15, 2018, we sold 590,847 shares of Class A common stock for a purchase price of $0.50 per share in a private placement for aggregate proceeds of $295,423. Purchasers were PEN Comeback, LLC and Scott & Jeanne Rickert. Ronald Berman, one of our directors, and his son, Tom Berman have reported that they each have 50% control of PEN Comeback. Immediately prior to this sale, Tom Berman was elected as our President and as President of PEN Brands that operates as our Products segment. Tom Berman was also elected to our board.

On that day we also sold to PEN Comeback options to acquire up to an additional 550,847 shares at an option exercise price of $1.00 per share, exercisable at any time before June 30, 2019; and warrants to purchase up to 550,847 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that our Class A common stock has been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. We also sold additional “warrant options” to purchase warrants. For each share purchased under an option described above, the warrant options entitle PEN Comeback investor can purchase at a price of $0.03 per warrant a warrant to purchase an additional share at an exercise price of $2.00 per share. If purchased, these warrants will expire on the earlier of (1) 45 days after the day that Class A shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the options, warrants and warrant options were $49,576.

On October 15, 2018, we also entered into an agreement that granted to PEN Comeback one demand registration right that is exercisable if certain warrants issued to that investor result in proceeds to us of $1 million or more. If the demand is exercised, the investor can register common shares purchased, including common shares purchased directly or upon exercise of the options or warrants issued to the investor.

On or about October 15, 2018 as part of the terms for the stock sale, the Rickerts and their family partnership exercised the right to convert Class B shares into Class A shares on a 1:1 basis resulting in the issuance of 1,436,052 shares of Class A common stock. The Rickerts also agreed to forgiveness of accrued salary owed to them and agreed to each receive a salary of $1,000 per month for 2018 and 2019.

On January 31, 2019, we sold an additional 325,581 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $130,232. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $9,767.

On March 22, 2019, we sold 232,558 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $93,023. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,977.

On May10, 2019, we sold 523,266 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

Stock for Services

On October 15, 2018, we issued an aggregate of 20,000 shares of Class A common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $0.50 per share based on the price paid in the private placement for a total value of $10,000. On that date 1,774 shares of Class A common stock were issued to fully retire the last outstanding equity credits.

On December 5, 2018, we issued an aggregate of 30,000 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.40 per share based on the quoted price of the stock for a total value of $12,000.

On April 3, 2019, we issued an aggregate of 18,180 shares of our Class A common stock to five of our directors as compensation to them for service on our Board. The shares were valued at $0.55 per share based on the quoted price of the stock for a total value of $10,000. On that date the Board also granted to our President an option to purchase up to 550,000 shares of our Class A common stock at a price of $0.55 per share. Under that option, the right to purchase 50,000 shares vested on the date of grant, the right to purchase up to 75,000 shares will vest on December 31, 2019, the right to purchase 100,000 shares will vest on June 30, 2020, and the right to purchase up to 125,000 shares will vest on December 31, 2020 and two tranches entitling him to purchase 100,000 shares will vest if he reaches the cap for cash payments under the bonus program in 2019 or 2020. All rights to purchase have a term of 5 years from date of vesting.

On April 24, 2019, we issued an aggregate of 19,998 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $12,000.

Settlement Agreement & Litigation

On May 20, 2018, PEN Brands reached a settlement with a former employee in exchange for a full release. We accrued $80,000 related to this settlement as of December 31, 2017. On July 27, 2018 PEN Brands and its then President were named as defendants in a suit for breach of this agreement in the Court of Common Pleas in Cleveland, Ohio. On December 13, 2018 the case was resolved with a full release for a one-time payment of $24,000 and the case was dismissed with prejudice.

Customer Concentration

Delays in shipping customer orders continued in subsequent periods and in May two major customers indicated they would stop buying our products. These customers represented 45% of our revenue in the period ending March 31, 2018 and 39% of our revenue for 2017. We continued to fill open orders for these customers.

Lease for Real Property

On December 10, 2018, we entered into a five-year lease agreement for 3,742 square feet of space for the design facility in Austin, beginning January 2019 and ending February 29, 2024. Monthly lease payments start at $3,472 per month, increasing 3% each year for a total of approximately $238,440 over the term of the lease.

Lender Pay-Off

On January 31, 2019, PEN Brands paid $172,101 to its secured lender, MBank. This payment, and the application of $85,000 in cash collateral held by MBank paid in full the outstanding principal balance, accrued interest and fees due to the lender. The parties also terminated the revolving credit line agreement and note originally executed in April 2014 that was renewed in August 2018.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2018 were (i) the Product Segment and (ii) the Contract services Segment. For the three months ended March 31, 2017, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2018 and 2017.

Comparison of Results of Operations for the Three Months ended March 31, 2018 and 2017

Revenues:

For the three months ended March 31, 2018 and 2017, revenues consisted of the following:

	Three Months Ended March 31,
	2018	2017
Sales:
Product segment	$1,142,575	$1,996,489
Contract services segment	$300,950	219,861
Total segment and consolidated sales	$1,443,525	$2,216,350

For the three months ended March 31, 2018, sales from the Product segment decreased by $853,914 or 43% as compared to the three months ended March 31, 2017. Cash flow issues disrupted purchasing which delayed product shipments to customers during this period.

For the three months ended March 31, 2018, sales from the Contract services segment increased by $81,089 or 37% as compared to the three months ended March 31, 2017 because of the final award of several new government contracts.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended March 31, 2018, cost of revenues decreased by $176,774 or 14% as compared to the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017
Cost of revenues:
Product segment	$804,687	$1,035,835
Contract services segment	301,572	247,198
Total segment and consolidated cost of revenues	$1,106,259	$1,283,033

Gross profit and gross margin

Gross profit and gross margin by segment is as follows:

	Three Months Ended March 31,
Gross Profit	2018	%	2017	%
Product Segment	$337,888	29.6	$960,654	48.1
Contract services segment	$(622)	(0.2)	(27,337)	(12.4)
Total gross profit	$337,266	23.4	$933,317	42.1

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2018, as compared to the comparable 2017 periods, the margin in the Product segment was significantly reduced and the margin the Contract research segment was substantially improved to nearly break even. The improvement in gross margin for the Contract research segment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was attributable to increased revenue and fixed costs that were unchanged. The reduction in the margin for the Product segment was due to the drop in revenues without corresponding reduction in expenses.

Operating expenses

For the three months ended March 31, 2018, operating expenses decreased by $185,742 or 21% compared to the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended March 31,
	2018	2017
Selling and marketing expenses	$41,696	$64,727
Salaries, wages and related benefits	164,024	300,214
Research and development	8,193	68,722
Professional fees	172,438	214,254
General and administrative expenses	143,309	215,986
Total	$533,660	$863,903

●	For the three months ended March 31, 2018, selling and marketing expenses decreased by $23,031 or 36% as compared to the three months ended March 31, 2017 due to lower commission payments.

●	For the three months ended March 31, 2018, salaries, wages and related benefits decreased by $136,190 or 45%, as compared to the three months ended March 31, 2017. These decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended March 31, 2018, research and development costs decreased by $60,529 or 88%, as compared to the three months ended March 31, 2017, due to a focus on production rather than new products.

●	For the three months ended March 31, 2018, professional fees decreased by $41,816 or 20%, as compared to the three months ended March 31, 2017. The 2017 expenses included creative work on packaging and new trade show displays that were not recurring in 2018.

●	For the three months ended March 31, 2018, general and administrative expenses decreased by $68,677 or 32% as compared to the three months ended March 31, 2017.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2018, loss from operations amounted to $196,394 as compared to income from operations of $69,414 for the three months ended March 31, 2017, a decrease of $265,808 or 383%.

Other income (expense)

For the three months ended March 31, 2018, other income was $175,876 as compared to other income of $24,998 for the three months ended March 31, 2017, an increase of $150,878 or 604%. There was a decrease in interest expense of $9,247 and an increase in other income of $141,631 from the reversal of prior year’s accrued legal consulting fees that are no longer collectable.

Net loss

For the three months ended March 31, 2018, net loss amounted to $(20,518) as compared to net income of $94,412 for the three months ended March 31, 2017. For the three-month period the difference was $114,930 or minus 121%

For the three months ended March 31, 2018 net (loss) amounted to $(0.01) per Class A common share (basic and diluted), and $(0.01) per Class B common share (basic and diluted), as compared to net income of $0.03 per common share (basic and diluted) for the comparable period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $1,320,406 and $158,879 of cash as of March 31, 2018 and working capital deficit of $1,345,095 and $138,296 of cash as of December 31, 2017.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to March 31, 2018:

			December 31, 2017 to March 31, 2018
	March 31, 2018	December 31, 2017	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$2,435,649	$1,751,382	$684,267	39.06%
Total current liabilities	3,778,644	3,096,477	(682,167)	-22.03%
Working capital deficit:	$(1,342,995)	$(1,345,095)	$2,100	0.16%

The increase in current assets was a combination of increased accounts receivable and increased inventory. The increase in current liabilities was largely due to an increase in accrued expenses and an increase in the borrowings from our lender.

Net cash used in operating activities was $547,383 for the three months ended March 31, 2018 as compared to cash provided by operations of $151,188 for the three months ended March 31, 2017, a net change of $698,571 or negative 462%. Net cash used in operating activities for the three months ended March 31, 2018 primarily reflected a net loss of ($20,518) adjusted for add-backs of $133,955 and changes in operating assets of ($660,820).

Net cash flow provided by investing activities was $0 for the three months ended March 31, 2018 the same as the three months ended March 31, 2017.

Net cash used in financing activities of $557,963 reflecting borrowing greater than pay downs for the three months ended March 31, 2018 as compared to $(34,914) in the same period in 2017. During the three months ended March 31, 2018, we borrowed $1,157,600 on the bank line of credit while repaying only $606,571.

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

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also changed the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal. Under a subsequent amendment, the maturity date was changed to July 3, 2018.

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

On March 30, 2018, PEN Brands and the lender entered the fourth amendment that permits the borrower to request up to three advances of not more than $200,000 each supported by certain qualifying purchase orders. Each purchase order advance to be repaid in not less than 30 days. No subsequent request can be made until any prior purchase order advance has been repaid. Two of the Company’s officers and directors have personally guaranteed repayment of purchase order advances. The fourth amendment also changes the maturity date for the loan to July 3, 2018. That date becomes the date for an automatic one-year renewal unless either the lender or the borrower gives notice of non-renewal. Other terms and conditions of the agreement remain the same.

On August 8, 2018, PEN Brands and the lender entered into the fifth amendment with an effective date of July 3, 2018. The fifth amendment renewed the agreement through July 3, 2019 and provides for an automatic one-year renewal at that time unless it is terminated by either party 60 days in advance. The fifth amendment also limits the amounts that PEN Brands can advance to its parent, and provides that advances based on eligible inventory will reduce monthly by $7,500 per month starting November 1, 2018.

See Note 12 – Subsequent Events for details on the payment in full of the outstanding balance and the termination of the Revolving Note.

Equipment Financing

On February 10, 2015, PEN Brands entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2018, the principal amount due under the Equipment Note amounted to $167,356.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports was recorded, but we lacked the staff or cash to purchase outside resources to process, summarize, and report within the time periods specified in SEC rules and forms.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2018, we sold 590,847 shares of Class A common stock for a purchase price of $0.50 per share in a private placement for aggregate proceeds of $295,423. On that same day we issued an aggregate of 20,000 shares of Class A common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $0.50 per share based on the price paid in the private placement for a total value of $10,000. On that date 1,774 shares of Class A common stock were issued to fully retire the last outstanding equity credits.

In the closing for the private placement on October 15, 2018 we also sold to one investor that purchased 550,847 shares of stock: options to acquire up to an additional 550,847 shares at an option exercise price of $1.00 per share, exercisable at any time before June 30, 2019; and warrants to purchase up to 550,847 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that our Class A common stock has been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. We also sold additional “warrant options” to purchase warrants. For each share purchased under the options described above, the investor can purchase at a price of $0.03 per warrant a warrant to purchase an additional share at an exercise price of $2.00 per share. These warrants will expire on the earlier of (1) 45 days after the day that Class A shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the options, warrants and warrant options were $49,576.

Proceeds were used for working capital and other corporate expenditures.

On January 31, 2019, we sold 325,581 shares of Class A common stock in a private placement at a per share price of $0.40 for aggregate proceeds of $130,232. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $9,767.

Proceeds were used, along with other corporate funds, to pay in full the principal balance, accrued interest and fees due to our lender MBank.

On March 22, 2019, we sold 232,558 shares of Class A common stock in a private placement at a per share price of $0.40 for aggregate proceeds of $93,023. At the same time the investor bought warrants to purchase up to 232,558 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,977.

On October 15, 2018, we issued an aggregate of 20,000 shares of Class A common stock to the Company’s directors as compensation to them for service on our board. These shares were valued on that date at $0.50 per share based on the price paid in the private placement for a total value of $10,000. On that date 1,774 shares of Class A common stock were issued to fully retire the last outstanding equity credits.

On December 5, 2018, we issued an aggregate of 30,000 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.40 per share based on the quoted price of the stock for a total value of $12,000.

On April 3, 2019, we issued an aggregate of 18,180 shares of our Class A common stock to five of our directors as compensation to them for service on our Board. The shares were valued at $0.55 per share based on the quoted price of the stock for a total value of $10,000. On that date the Board also granted to our President an option to purchase up to 550,000 shares of our Class A common stock at a price of $0.55 per share. Under that option, the right to purchase 50,000 shares vested on the date of grant, the right to purchase up to 75,000 shares will vest on December 31, 2019, the right to purchase 100,000 shares will vest on June 30, 2020, and the right to purchase up to 125,000 shares will vest on December 31, 2020 and two tranches entitling him to purchase 100,000 shares will vest if he reaches the cap for cash payments under the bonus program in 2019 or 2020. All rights to purchase have a term of 5 years from date of vesting.

On April 24, 2019, we issued an aggregate of 19,998 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $12,000.

The sales and issuances of stock and other securities were exempt from registration under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1*	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC
4.2*	Form of Warrant issued to PEN Comeback, LLC
4.3*	Form of Option issued to PEN Comeback, LLC
4.4*	Form of Warrant Option issued to PEN Comeback, LLC

10.1*	Fifth Amendment to Loan and Security Agreement and Loan Documents, dated as of August 8, 2018 by and between PEN Brands LLC and MBank.

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PEN Inc. (Registrant)

Date: May 29, 2019	/s/ Tom J. Berman
Tom J. Berman,
President

Date: May 29, 2019	/s/ Jaqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

