Form 10-Q
period 2018-06-30
PEN INC.
filed 2019-05-29
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of May 9, 2019, the registrant had 4,375,576 shares of Class A Common Stock (including 37,778 shares that are subject to forfeiture).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$150,588	$138,296
Restricted cash	$85,000	$95,003
Accounts receivable, net	795,881	607,632
Accounts receivable - related party	-	14,226
Inventory	1,052,723	733,979
Prepaid expenses and other current assets	297,080	162,246
Total Current Assets	2,381,272	1,751,382
Property, plant and equipment, net	356,515	388,777
Other assets	35,706	41,116
Total Assets	$2,773,493	$2,181,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,281,232	$1,383,514
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	1,125,249	649,974
Customer deposits	35,746	169,970
Bank revolving line of credit	957,444	563,218
Current portion of notes payable	85,124	96,533
Advances from related parties	140,000	115,000
Deferred revenue	85,985	98,381
Total Current Liabilities	3,730,667	3,096,477
Notes payable, net of current portion	151,409	180,803
Total Liabilities	3,882,076	3,277,280

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,662,808 and 1,653,322 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	166	165
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,436,052 and 1,423,252 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	144	142
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	5,519,664	5,490,925
Accumulated deficit	(6,628,557)	(6,587,237)
Total Stockholders’ Deficit	(1,108,583)	(1,096,005)
Total Liabilities and Stockholders’ Deficit	$2,773,493	$2,181,275

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Products (including related party sales of $0 for the three and six months ended June 30, 2018 and $53,314 and $111,911 for the three and six months ended June 30, 2017)	$919,557	$1,754,336	$2,062,132	$3,750,825
Contract services	447,896	248,273	748,846	468,134

Total Revenues	1,367,453	2,002,609	2,810,978	4,218,959

COST OF REVENUES:
Products	650,816	1,080,347	1,455,503	2,116,182
Contract services	289,741	266,005	591,313	513,203

Total Cost of Revenues	940,557	1,346,352	2,046,816	2,629,385

GROSS PROFIT	426,896	656,257	764,162	1,589,574

OPERATING EXPENSES:
Selling and marketing expenses	(12,920)	172,143	28,776	236,870
Salaries, wages and related benefits	191,047	266,222	355,071	566,436
Research and development	2,251	146,431	10,444	215,153
Professional fees	150,802	186,769	323,240	401,023
General and administrative expenses	143,368	248,262	290,677	464,248

Total Operating Expenses	474,548	1,019,827	1,008,208	1,883,730

INCOME (LOSS) FROM OPERATIONS	(47,652)	(363,570)	(244,046)	(294,156)

OTHER (EXPENSE) INCOME:
Interest expense	(26,271)	(8,326)	(42,612)	(33,914)
Other income, net	53,121	50,706	245,338	101,292

Total Other (Expense) Income	26,850	42,380	202,726	67,378

NET INCOME (LOSS)	$(20,802)	$(321,190)	$(41,320)	$(226,778)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.01)	$(0.11)	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.11)	$(0.01)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,092,220	3,046,341	3,087,695	3,044,393
Diluted	3,092,220	3,046,341	3,087,695	3,044,393

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,320)	$(226,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	28,641	38,420
Depreciation and amortization expense	32,261	68,877
Amortization of deferred lease incentives	-	3,564
Stock-based compensation	8,746	121,620
Change in operating assets and liabilities:
Accounts receivable	(188,249)	(92,560)
Accounts receivable - related party	14,226	(4,768)
Inventory	(347,385)	(347,546)
Prepaid expenses and other assets	(129,424)	(41,672)
Accounts payable	(102,282)	524,703
Accounts payable - related parties	-	(32,000)
Customer deposits	(134,224)	-
Accrued expenses	495,272	131,303
Deferred revenue	(12,396)	37,081

NET CASH PROVIDED BY OPERATING ACTIVITIES	(376,134)	180,244

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	-
Purchases of property, plant and equipment	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	1,903,600	3,556,000
Repayment of bank lines of credit	(1,509,374)	(3,707,030)
Repayment of bank loans	(40,803)	(37,190)
Repayment of loan to third party	-	(4,940)
Proceeds from advances from related parties	25,000	-

NET CASH USED IN FINANCING ACTIVITIES	378,423	(193,160)

NET DECREASE IN CASH	2,289	(12,916)

CASH, beginning of year	233,299	189,128

CASH, end of period	$235,588	$176,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$42,612	$33,914
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$-	$17,425
Accrued director fees settled with common stock	$19,997	$19,000

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$150,588	176,212
Restricted cash	85,000	-

Total cash and restricted cash	$235,588	$176,212

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on June 15, 2018.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on June 15, 2018, the Company had a net loss of $687,068 and $556,001 for the years ended December 31, 2017 and 2016. Additionally, the Company had a net loss of $20,802 and $41,320 for the three and six months ended June 30, 2018. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,628,557, $1,108,583 and $1,349,395, respectively, at June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2017 and continuing in the first two quarters of 2018, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and six months ended June 30, 2018 and 2017 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At June 30, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$-	-	-	$-
Equity Credits Issued	-	-	$2,278	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2017	$-	$2,278
Change in fair value included in net loss	-	(2,278)
Balance at June 30, 2018	$-	$-

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At June 30, 2018 and December 31, 2017, inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$849,238	$595,747
Work in process	135	-
Finished goods	481,820	388,060
	1,331,193	983,807
Less: reserve for obsolescence	(278,470)	(249,828)
Inventory, net	$1,052,723	$733,979

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2018 and 2017.

Revenue Recognition

Pursuant to the guidance of ASC Topic 605 and ASU 2014-09, the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

Types of revenue:

●	Net product sales by our subsidiary PEN Brands LLC.

●	Reimbursements under agreements to perform contract services related to new products and product development for government agencies and others by our subsidiary, Applied Nanotech. We do not perform contracts that are contingent upon successful results. Larger projects are sometimes broken down in phases to allow the customer to determine at the end of each phase if they wish to move to the next phase. The agreements with federal government agencies generally provide that, upon completion of a technology development program, the funding agency is granted a royalty-free license to use any technology developed during the course of the program for its own purposes, but not any preexisting technology that we use in connection with the program. We retain all other rights to use, develop, and commercialize the technology. Agreements with nongovernmental entities generally allow the entity the first opportunity to license the technology from us upon completion of the project.

●	Product sales and other miscellaneous revenues from our subsidiary, Applied Nanotech such as the sale of conductive inks, graphene foils and thermal management materials.

Revenue recognition criteria:

●	Net product sales by our subsidiary PEN Brands LLC, are recognized when the product is shipped to the customer and title is transferred.

●	Revenue from contract services is generally recognized based on what we have a right to invoice.

●	Revenue from other product sales is recognized at the time the product shipped. The Company’s subsidiary Applied Nanotech’s primary business is contract services, not the sale of products. Product sales are generally insignificant in number, and are generally limited to the sale of conductive inks, graphene foils, thermal management materials, samples, proofs of concepts, prototypes, or other items resulting from its contract services.

●	Other miscellaneous revenue is recognized as deemed appropriate given the facts of the situation and is generally not material.

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three and six months ended June 30, 2018, the Company recorded $0 and $0, respectively, as a reduction of sales related to sales incentives as compared to $34,886 and $73,505 for the prior three and six month periods.

During the year ended December 31, 2017, based on industry trends related to cooperative advertising management recorded a one-time adjustment to reduce its cooperative advertising liability by approximately $446,000 to $0 as of December 31, 2017 with a corresponding $446,000 increase to product revenue for the year ended December 31, 2017.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended June 30, 2018 and 2017 shipping and handle costs amounted to $33,115 and $52,601, respectively, $66,440 and $97,157 for the six months ended June 30, 2018 and 2017, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended June 30, 2018 and 2017 were $2,251 and $146,431, respectively, and were $10,444 and $215,153 for the six months ended June 30, 2018 and 2017, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended June 30, 2018 and 2017 were $95 and $9,598, respectively, and were $500 and $14,626 for the six months ended June 30, 2018 and 2017, respectively, and are included in sales and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2018, and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2018 or December 31, 2017.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2018, and December 31, 2017, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 9) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2018	December 31, 2017
Stock options	18,726	19,120
Stock warrants	712	712
Restricted Stock	37,778	37,778
Total	57,216	57,610

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Class A common stock	$(0.01)	$(0.09)	$(0.01)	$(0.09)
Class B common stock	$(0.01)	$(0.07)	$(0.01)	$(0.07)
Class Z common stock	$-	$-	$-	$-

Weighted average shares outstanding:
Class A common stock	1,658,824	1,429,896	1,657,375	1,428,727
Class B common stock	1,433,396	1,408,952	1,430,319	1,408,173
Class Z common stock		207,493		207,493
Total weighted average shares outstanding	3,092,220	3,046,341	3,087,694	3,044,393

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

On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended On April 3, 2017, PEN Brands LLC and the Lender executed a second amendment to the Revolving Note that extended the maturity date to April 4, 2018, with a one-year renewal option. The second amendment also changed the interest rate to 3.0% above the Prime Rate, as reported in the Wall Street Journal. Under a subsequent amendment, the maturity date was changed to July 3, 2018.

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

At June 30, 2018 and December 31, 2017, the Company had $944,778 and $563,218, respectively, which includes accrued interest of $23,181 and $14,797, respectively, in amounts outstanding under the Revolving Note with availability of up to $555,222 as of June 30, 2018, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the six months ended June 30, 2018 and 2017 was approximately 7.8% and 7.7%, respectively.

See Note 12 – Subsequent Events for details on the payment in full of the outstanding balance and the termination of the Revolving Note.

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2017, the principal amount due under the Equipment Note amounted to $179,399, respectively. As of June 30, 2018, $68,182 and $79,898, represent the current and non-current portion due under this note.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2018). All principal and interest payable under three of these notes aggregating $40,565 are due in 2025 and all principal and interest payable under one of these notes amounting to $15,695 are due in 2020. Accordingly, $51,808 is included in non-current notes payable.

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

Future principal payments of notes payable are as follows:

Year	As of June 30, 2018	As of December 31, 2017
2018	$54,132	$96,533
2019	74,380	74,380
2020	51,540	51,540
2021	-	-
2022	-	-
Thereafter	54,882	54,883
Total	$234,935	$277,336

NOTE 5 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the three and six months ended June 30, 2018 and 2017, the Company engaged in certain sales transactions with a company which is a shareholder and related to a director of the Company. Sales to the related party totaled $0 and $58,597 for the three months ended June 30, 2018 and 2017 and totaled $0 and $111,911 for the six months ended June 30, 2018 and 2017. Accounts receivable from the related party totaled $0 at June 30, 2018 and $15,242 at December 31, 2017. At June 30, 2018, that director no longer served on the Company’s Board and the shareholder was no longer an affiliate.

Other

As of June 30, 2018, the Company included the following within accounts payable-related parties: $1,000 in accrued director fees and $159,887 due to certain of the Company’s executives, and $419,408 in accrued payroll to certain of the Companies executives.

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

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the six months ended June 30, 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	19,120		$29.38	3.21	$-
Exercised	-			-	-
Expired	(394)	$		-	-
Balance Outstanding June 30, 2018	18,726		$29.09	2.78	$-

Exercisable, June 30, 2018	8,726		$59.21	2.44	$-

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

Any shares that have not vested five years after the effective date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards was recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three and six months ended June 30, 2018 and 2017, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $0 and $41,310, respectively. At June 30, 2018, there is no unamortized stock-based compensation expense to be recognized in future periods.

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

Customer Concentrations

Customer concentrations for the six months ended June 30, 2018 and 2017 are as follows:

	Revenues
	For the six months ended June 30,
	2018	2017
Customer A	32%	34%
Customer B	10%	12%
Customer D	* %	13%
Total	42%	59%

*Less than 10%

	Accounts Receivable
	As of	As of
	June 30, 2018	December 31, 2017
Customer A	42%	30%
Customer B	12%	21%
Total	54%	51%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the six months ended June 30, 2018 and 2017, total sales in the United States represent approximately 96% and 80% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the six months ended June 30, 2018 and 2017.

Vendor Concentrations

Vendor concentrations for inventory purchases for the six months ended June 30, 2018 and 2017 are:

	For the six months ended June 30,
	2018	2017
Customer A	25%	28%
Customer B	14%	11%
Customer C	11%	12%
Customer D	10%	11%
Total	60%	62%

NOTE 8 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the three months ended June 30, 2018, no equity credits were forfeited and no units were redeemed. As of June 30, 2018, $0 was accrued and at December 31, 2017, $2,278 was accrued, representing the value associated with the equity credits outstanding.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at June 30, 2018 and December 31, 2017. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,538 and $53,108, at June 30, 2018 and December 31, 2017, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2018 and 2017 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product segment	$919,557	$1,754,336	$2,062,132	$3,750,825
Contract services segment	$447,896	248,273	$748,846	468,134
Total segment and consolidated revenues	$1,367,453	$2,002,609	$2,810,978	$4,218,959
Cost of revenues:
Products	$650,816	$1,080,347	$1,455,503	$2,116,182
Contract services segment	$289,741	266,005	$591,313	513,203
Total segment and consolidated cost of revenues	$940,557	$1,346,352	$2,046,816	$2,629,385

Gross profit (loss):
Product segment	$268,741	$673,989	$606,629	$1,634,643
Contract services segment	158,155	(17,732)	157,533	(45,069)
Total segment and consolidated gross profit	$426,896	$656,257	$764,162	$1,589,574
Gross margin:
Product segment	29.2%	38.4%	29.4%	43.6%
Contract services segment	35,3%	-7.1%	21.0%	-9.6%
Total gross margin	31.2%	32.8%	27.2%	37.7%
Segment operating expenses:
Product segment	272,153	761,719	593,307	1,323,025
Contract services segment	62,639	48,789	102,038	100,566
Total segment operating expenses	334,793	810,508	695,345	1,423,591

Income (loss) from operations:
Product segment	$(3,412)	$(87,730)	$13,322	$311,618
Contract services segment	95,516	(66,521)	55,495	(145,635)
Total segment income (loss)	91,102	(154,251)	68,817	165,983
Unallocated costs	(139,756)	(209,319)	(312,864)	(460,139)
Total consolidated income (loss) from operations	$(47,653)	$(363,570)	$(244,046)	$(294,156)

Depreciation and amortization:
Product segment	$15,989	$28,293	$32,261	$61,026
Contract services segment	-	2,770	-	7,851
Total segment depreciation and amortization	15,989	31,063	32,261	68,877
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$15,989	$31,063	$32,261	$68,877

Capital additions:
Product segment	$-	$-	$-	$-
Contract services segment	-	-	-	-
Total segment capital additions	-	-	-	-
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$-	$-	$-	$-

	June 30, 2018	December 31, 2017
Segment total assets:
Product segment	$2,490,374	$1,982,579
Contract services segment	264,628	168,740
Corporate	18,491	29,956
Total consolidated total assets	$2,773,493	$2,181,275

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 8).

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

Lease for Real Property

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

On May 10, 2019, we sold 523,266 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2018 were (i) the Product Segment and (ii) the Contract services Segment. For the three and six months ended June 30, 2017, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2018 and 2017.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2018 and 2017

Revenues:

For the three and six months ended June 30, 2018 and 2017, revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Sales:
Product segment	$919,557	$1,754,336	$2,062,132	$3,750,825
Contract services segment	$447,896	248,273	748,846	468,134
Total segment and consolidated sales	$1,367,453	$2,002,609	$2,810,978	$4,218,959

For the three months ended June 30, 2018, sales from the Product segment decreased by $834,779 or 48% as compared to the three months ended June 30, 2017 which was primarily attributable to delays in production and shipment. For the six months ended June 30, 2018 revenue from the Product segment decreased by $1,688,693 or 45%, as compared to the six months ended June 30, 2017, also attributable to delays in production and shipment.

For the three months ended June 30, 2018, sales from the Contract services segment increased by $199,623 or 80% as compared to the three months ended June 30, 2017 which was primarily attributable to contracts awarded in 2018. For the six months ended June 30, 2018 revenue from the Contract services segment increased by $280,712 or 60%, as compared to the six months ended June 30, 2017 reflecting the contract awards in 2018.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended June 30, 2018, cost of revenues decreased by $405,795 or 30% as compared to the three months ended June 30, 2106. For the six months ended June 30, 2018, cost of revenues decreased by $582,569 or 22%. These changes consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Cost of revenues:
Product segment	$650,816	$1,080,347	$1,455,503	$2,116,182
Contract services segment	289,741	266,005	591,313	513,203
Total segment and consolidated cost of revenues	$940,557	$1,346,352	$2,046,816	$4,218,959

Gross profit and gross margin

For the three months ended June 30, 2018, gross profit amounted to $426,896 as compared to $656,257 for the three months ended June 30, 2017, a decrease of $229,361 or 53%. For the three months ended June 30, 2018 and 2017, gross margins were 31.2% and 32.8%, respectively. For the six months ended June 30, 2018, gross profit amounted to $764,162 as compared to $1,589,574 for the six months ended June 30, 2017, a decrease of $882,878 or 47%. For the six months ended June 30, 2018 and 2017, gross margins were 27.2% and 37.7%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	%	2017	%	2018	%	2017	%
Gross profit:
Product segment *	$268,741	29.2%	673,989	38.4%	$606,629	29.4%	1,634,643	43.6%
Contract services segment *	$158,155	35.3%	(17,732)	(7.1)%	$157,533	21.0%	(45,069)	(9.6)%
Total gross profit	$426,896	31.2%	656,257	32.8%	764,162	27.2%	1,589,574	37.7%

* Gross margin % based on respective segments revenues.

For the three and six months ended June 30, 2018, Product segment margins were down due to lower revenue that was not offset by reductions on cost.

The gross margins from the research development segment for the three and six months ended June 30, 2018 were substantially improved as new contracts were awarded in 2018 and the prior periods had seen several research contracts come to an end. 2018 benefited from increased revenue and fixed costs that were largely unchanged.

Operating expenses

For the three months ended June 30, 2018, operating expenses were essentially flat, increasing by $7,717 or 1% compared to the three months ended June 30, 2017. The same was true for the six months period as operating expenses decreased by $7,615 for the period ended June 30, 2018, as compared to the six months ended June 30, 2017. For the three and six months ended June 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling and marketing expenses	$(12,920)	$172,143	$28,776	$236,870
Salaries, wages and related benefits	191,047	266,222	345,237	566,436
Research and development	2,251	146,431	10,444	215,153
Professional fees	150,802	186,769	324,324	401,023
General and administrative expenses	143,368	248,262	292,071	464,248
Total	$474,548	$1,019,827	$1,000,852	$1,883,730

●	For the three months ended June 30, 2018, selling and marketing expenses decreased by $185,063 or 108% as compared to the three months ended June 30, 2017 due to a decrease in commission payments and sales incentives. For the six months ended June 30, 2018, sales and marketing expenses increased by $208,094 or 88% as compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, the increase was also due to reduced commissions and sales incentives.

●	For the three months ended June 30, 2018, salaries, wages and related benefits decreased by $75,175, or 28%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, salaries, wages and contract services decreased by $211,365, or 37%, as compared to the six months ended June 30, 2017. For the three and six months ended June 30, 2018, these decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended June 30, 2018, research and development costs decreased by $144,180 or 98%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, research and development costs decreased by $204,709 or 95%, as compared to the six months ended June 30, 2017. For the three and six months ended June 30, 2018, there was work on specialty coatings for new markets and potential enhancements of the surface protector and fortifier product that did not continue into 2017.

●	For the three and six months ended June 30, 2018, professional and other fees decreased by $35,967 or 19%, and $77,783 or 19%, as compared to the three and six months ended June 30, 2017, respectively. This decrease was due to non-recurring expenses in 2017 in preparation for moving product segment operations to a new location.

●	For the three months ended June 30, 2018, general and administrative expenses decreased by $104,894 or 42% as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, general and administrative expenses decreased by approximately $173,571 or 37% as compared to the six months ended June 30, 2017. The decrease was attributable to several factors including personnel reductions with associated general and administrative expenses.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2018, loss from operations amounted to $47.652 as compared to loss from operations of $363,570 for the three months ended June 30, 2017, a decrease of $315,918 or 87%. For the six months ended June 30, 2018, loss from operations amounted to $244,046 as compared to a loss from operations of $294,156 for the six months ended June 30, 2017, a difference of $50,110 or 17%.

Other (expense) income

For the three months ended June 30, 2018, other income was $ 26,850 as compared to $42,380 for the three months ended June 30, 2017, a decrease of $15,530 or 37%. There was a decrease in interest expense of approximately $19,810 attributable to a reduced interest rate on our revolving credit loan and a decrease in other income of $70,763. For the six months ended June 30, 2018 other income was $202,726, as compared to a $67,378 for the six months ended 2017, an increase of $135,348, or 201% due to cash advances to the company from several directors.

Net loss

As a result of the foregoing, for the three and six months ended June 30, 2018, net loss amounted to $20,802 and $202,726 as compared to net loss of $321,190 and $226,778 for the three and six months ended June 30, 2017. The decrease in net loss for the 3-month period was $300,388 or an improvement of 949%. For the six-month period there was in improvement of $185,478 or 82%. Decreases in net losses resulted from significant decreases in operating expenses for the business across most major expense categories.

For the three months ended June 30, 2018 and 2017, net loss amounted to $20,802 or $0.01 per common share (basic and diluted), and $321,190 or $0.11 per common share (basic and diluted), respectively. For the six months ended June 30, 2018 and 2017, net loss amounted to $244,046 or $0.01 per common share (basic and diluted), and $226,778 or $0.07 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $1,349,395 and $150,588 of unrestricted cash as of June 30, 2018 and working capital deficit of $1,345,095 and $138,296 of cash as of December 31, 2017.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to June 30, 2018:

			December 31, 2017 to June 30, 2018
	June 30, 2018	December 31, 2017	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,381,272	$1,751,382	$602,262	34.39%
Total current liabilities	3,730,667	3,096,477	599,206	19.35%
Working capital deficit:	$(1,349,395)	$(1,345,095)	$4,300	(0.32)%

The increase in current assets was attributable to an increase in inventory due to shipping delays and an increase in accounts receivable in the Product segment. The increase in current liabilities was due to an increase in most liabilities, including a large increase in accrued expenses.

Net cash used in operating activities was $376,134 for the six months ended June 30, 2018 as compared to cash provided of $180,244 for the six months ended June 30, 2017, a change of ($556,378) or 309%. Net cash provided by operating activities for the six months ended June 30, 2018 primarily reflected a net loss of ($41,320) adjusted for add-backs of $149,545 and changes in operating assets of $(484,359).

Net cash flow provided by investing activities was $0 for the six months ended June 30, 2018 and the same for the six months ended June 30, 2017.

Net cash used in financing activities of $378,423 for the six months ended June 30, 2018 as compared to $(193,160) in the same period in 2017. During the six months ended June 30, 2018, we paid down a portion of the equipment loan. We borrowed more under our revolver than we repaid.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including reduction of accrued liabilities. Application of funds will depend on numerous factors including our sales and other revenues and our ability to control costs.

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

At June 30, 2018 and December 31, 2017, the Company had $919,068 and $979,688, respectively, which includes accrued interest of $11,840 and $17,494, respectively, in amounts outstanding under the Revolving Note with availability of up to $580,932 as of June 30, 2018, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the six months ended June 30, 2018 and 2017 was approximately 6.3% and 7.7%, respectively.

See Note 12 – Subsequent Events for details on the payment in full of the outstanding balance and the termination of the Revolving Note.

Equipment Financing

On February 10, 2015, PEN Brands entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2018, the principal amount due under the Equipment Note amounted to $152,550.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 10, 2019, we sold 523,266 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

Proceeds were used for working capital and other corporate purposes.

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

On April 3, 2019, we issued an aggregate of 18,180 shares of our Class A common stock to five of our directors as compensation to them for service on our Board. The shares were valued at $0.55 per share based on the quoted price of the stock for a total value of $10,000. On that date the Board also granted to our President an option to purchase up to 550,000 shares of our Class A common stock at a price of $0.55 per share. Under that option, the right to purchase 50,000 shares vested on the date of grant, the right to purchase up to 75,000 shares will vest on December 31, 2019, the right to purchase 100,000 shares will vest on June 30, 2020, and the right to purchase up to 125,000 shares will vest on December 31, 2020 and two tranches entitling him to purchase 100,000 shares will vest if he reaches the cap for cash payments under the bonus program in 2019 or 2020. All rights to purchase have a term of 5 years from date of vesting

On April 24, 2019, we issued an aggregate of 19,998 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $12,000.

The sales and the issuances of stock and derivative securities were exempt from registration under Section 4(2).

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

PEN Inc. (Registrant)

Date: May 29, 2019	/s/ Tom J. Berman
Tom J. Berman
President

Date: May 29, 2019	/s/ Jacqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

