Form 10-Q
period 2018-09-30
PEN INC.
filed 2019-05-29
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$114,321	$138,296
Restricted cash	$85,000	$95,003
Accounts receivable, net	220,556	607,632
Accounts receivable - related party	-	14,226
Inventory	969,174	733,979
Prepaid expenses and other current assets	66,617	162,246
Total Current Assets	1,455,668	1,751,382
Property, plant and equipment, net	344,289	388,777
Other assets	35,706	41,116
Total Assets	$1,835,663	$2,181,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,319,659	$1,383,514
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	947,774	649,974
Customer deposits	20,428	169,970
Bank revolving line of credit	531,787	563,218
Current portion of notes payable	82,498	96,533
Advances from related parties	140,000	115,000
Deferred revenue	-	98,381
Total Current Liabilities	3,062,033	3,096,477
Notes payable, net of current portion	140,134	180,803
Total Liabilities	3,202,167	3,277,280

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 1,662,808 and 1,653,322 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	166	165
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 1,436,052 and 1,423,252 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	144	142
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	5,519,664	5,490,925
Accumulated deficit	(6,886,478)	(6,587,237)
Total Stockholders’ Deficit	(1,366,504)	(1,096,005)
Total Liabilities and Stockholders’ Deficit	$1,835,663	$2,181,275

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Products (including related party sales of $0 for the three and nine months ended September 30, 2018 and $26,093 and $138,004 for the three and nine months ended September 30, 2017)	$383,000	$1,772,960	$2,445,132	$5,523,785
Contract services	382,957	255,301	1,131,803	723,435

Total Revenues	765,957	2,028,261	3,576,935	6,247,220

COST OF REVENUES:
Products	350,969	1,121,039	1,806,472	3,237,221
Contract services	290,810	274,240	882,123	787,443

Total Cost of Revenues	641,779	1,395,279	2,688,595	4,024,664

GROSS PROFIT	124,178	632,982	888,340	2,222,556

OPERATING EXPENSES:
Selling and marketing expenses	5,345	20,933	34,121	257,803
Salaries, wages and related benefits	133,044	253,615	488,115	820,051
Research and development	1,850	82,544	12,294	297,697
Professional fees	141,091	135,261	464,331	536,284
General and administrative expenses	126,515	188,760	417,192	653,008

Total Operating Expenses	407,845	681,113	1,416,053	2,564,843

INCOME (LOSS) FROM OPERATIONS	(283,667)	(48,131)	(527,713)	(342,287)

OTHER (EXPENSE) INCOME:
Interest expense	(29,480)	(20,124)	(72,092)	(54,038)
Loss on disposal of fixed assets	-	(122,050)	-	(122,050)
Other income, net	55,266	65,575	300,564	166,867

Total Other (Expense) Income	25,746	(76,599)	228,472	(9,221)

NET INCOME (LOSS)	$(257,921)	$(124,730)	$(299,241)	$(351,508)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.08)	$(0.04)	$(0.10)	$(0.12)
Diluted	$(0.08)	$(0.04)	$(0.10)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,091,457	3,062,759	3,098,860	3,051,826
Diluted	3,091,457	3,062,759	3,098,860	3,051,826

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(299,241)	$(351,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	40,678	50,390
Depreciation and amortization expense	48,404	100,325
Amortization of deferred lease incentives	-	5,346
Loss (gain) on sale of property, plant and equipment, net	-	(527)
Loss on disposal of property, plant and equipment	-	122,050
Stock-based compensation	8,746	140,160
Change in operating assets and liabilities:
Accounts receivable	387,076	(96,461)
Accounts receivable - related party	14,226	(3,752)
Inventory	(275,873)	(148,393)
Prepaid expenses and other assets	101,039	(5,481)
Accounts payable	(63,855)	545,714
Accounts payable - related parties	-	(32,000)
Customer deposits	(149,542)	-
Accrued expenses	317,797	(112,462)
Deferred revenue	(98,381)	70,180

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,074	283,581

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	87,000
Purchases of property, plant and equipment	(3,917)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,917)	87,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	2,198,600	4,964,067
Repayment of bank lines of credit	(2,230,031)	(5,383,241)
Repayment of bank loans	(54,704)	(56,138)
Repayment of loan to third party	-	(10,470)
Proceeds from advances from related parties	25,000	-

NET CASH USED IN FINANCING ACTIVITIES	(61,135)	(485,782)

NET DECREASE IN CASH	(33,978)	(115,201)

CASH, beginning of year	233,299	189,128

CASH, end of period	$199,321	$73,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$72,092	$55,554
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$-	$17,425
Accrued director fees settled with common stock	$19,997	$19,000

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$114,321	73,927
Restricted cash	85,000	-
Total cash and restricted cash	$199,321	$73,927

See accompanying condensed notes to unaudited consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on June 15, 2018.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on June 15, 2018, the Company had a net loss of $687,068 and $556,001 for the years ended December 31, 2017 and 2016. Additionally, the Company had a net loss of $257,921 and $299,241 for the three and nine months ended September 30, 2018. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,886,478, $1,366,504 and $1,606,365, respectively, at September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2017 and continuing in the first three quarters of 2018, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and nine months ended September 30, 2018 and 2017 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At September 30, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock Appreciation Rights Plan A	-	-	$-	-	-	$-
Equity Credits Issued	-	-	$-	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2017	$-	$2,278
Change in fair value included in net loss	-	(2,278)
Balance at September 30, 2018	$-	$-

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At September 30, 2018 and December 31, 2017, inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$769,820	$595,747
Work in process	4,442	-
Finished goods	485,419	388,060
	1,259,681	983,807
Less: reserve for obsolescence	(290,507)	(249,828)
Inventory, net	$969,174	$733,979

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2018 and 2017.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three and nine months ended September 30, 2018 the Company recorded $0 and $0, respectively as a reduction in sales related to sales incentives as compared to $29,526 and $103,031 for the three and nine months ended September 30, 2017.

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

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended September 30, 2018 and 2017 shipping and handle costs amounted to $24,175 and $39,102, respectively, and were $90,615 and $136,260 for the nine months ended September 30, 2018 and 2017, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended September 30, 2018 and 2017 were $1,850 and $82,544, respectively, and were $12,294 and $297,697 for the nine months ended September 30, 2018 and 2017, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended September 30, 2018 and 2017 were $279 and $5,193, respectively, and were $779 and $23,624 for the nine months ended September 30, 2018 and 2017, respectively, and are included in selling and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2018 or December 31, 2017.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2018, and December 31, 2017, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 9) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2018	December 31, 2017
Stock options	18,726	19,120
Stock warrants	712	712
Restricted Stock	37,778	37,778
Total	57,216	57,610

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Class A common stock	$(0.08)	$(0.11)	$(0.10)	$(0.13)
Class B common stock	$(0.08)	$(0.11)	$(0.10)	$(0.12)

Weighted average shares outstanding:
Class A common stock	1,662,808	1,645,033	1,659,206	1,502,367
Class B common stock	1,436,052	1,417,726	1,432,251	1,411,890
Class Z common stock				137,569
Total weighted average shares outstanding	3,091,457	3,062,759	3,098,860	3,051,826

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

At September 30, 2018 and December 31, 2017, the Company had $522,893 and $563,218, respectively, which includes accrued interest of $14,097 and $14,797, respectively, in amounts outstanding under the Revolving Note with availability of up to $977,107 as of September 30, 2018, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the nine months ended September 30, 2018 and 2017 was approximately 7.8% and 6.8%, respectively.

See Note 12 – Subsequent Events for additional details on the Revolving Note.

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2017, the principal amount due under the Equipment Note amounted to $179,399. As of June 30, 2018, $74,381 and $68,622, represent the current and non-current portion due under this note.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2018). All principal and interest payable under three of these notes aggregating $41,178 are due in 2025 and all principal and interest payable under one of these notes amounting to $15,813 are due in 2020. Accordingly, $51,808 is included in non-current notes payable.

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

Future principal payments of notes payable are as follows:

Year	As of September 30, 2018	As of December 31, 2017
2018	$26,712	$96,533
2019	74,380	74,380
2020	51,540	51,540
2021	-	-
2022	-	-
Thereafter	54,882	54,883
Total	$207,515	$277,336

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company included the following within accounts payable-related parties: $1,000 in accrued director fees and $159,887 due to certain of the Company’s executives, and $514,947 in accrued payroll to certain of the Companies executives.

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

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the nine months ended September 30, 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2017	19,120	$29.38	3.21
Exercised	-
Expired	(394)
Outstanding September 30, 2018	18,726	$29.09	2.53	$-

Exercisable September 30, 2018	8,726	$59.21	2.19	$-

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

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended September 30, 2018 and 2017, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $27,540 and $41,310 respectively, and $110,160 and $123,930, for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there is no unamortized stock-based compensation expense to be recognized in future periods.

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

Customer Concentrations

Customer concentrations for the nine months ended September 30, 2018 and 2017 are as follows:

	Revenues
	For the Nine Months Ended September 30,
	2018		2017
Customer A	10%		* %
Customer B	*	%	32%
Customer C	*	%	12%
Total	10%		44%

	Accounts Receivable
	As of	As of
	September 30, 2018	December 31, 2017
Customer A	22%	*	%
Customer B	13%	*	%
Customer C	13%	*	%
Customer D	10%	*	%
Customer E	* %	30%
Customer F	* %	21%
Total	58%	51%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the nine months ended September 30, 2018 and 2017, total sales in the United States represent approximately 94% and 88% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2018 and 2017.

Vendor Concentrations

Vendor concentrations for inventory purchases for the nine months ended September 30, 2018 and 2017 are:

	For the Nine Months Ended September 30,
	2018	2017
Vendor A	22%	26%
Vendor B	17%	* %
Vendor C	10%	12%
Vendor D	10%	* %
Total	59%	38%

*Less than 10%

NOTE 8 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the three months ended September 30, 2018, no equity credits were forfeited and no units were redeemed. As of September 30, 2018, no equity credits were outstanding. At December 31, 2017, 8,250 equity credits were issued and outstanding with an aggregate redemption value of $2,278. At September 30, 2018 zero, and at December 31, 2017, $2,278 was accrued, and included in accrued expenses, representing the redemption value associated with the equity credits then outstanding.

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2018 and December 31, 2017. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,538 and $53,108, at September 30, 2018 and December 31, 2017, respectively. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 10 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2018 and 2017 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product segment	$383,000	$1,772,960	$2,445,132	$5,523,785
Contract services segment	$382,957	255,301	$1,131,803	723,435
Total segment and consolidated revenues	$765,957	$2,028,261	$3,576,935	$6,247,220
Cost of revenues:
Products	$350,969	$1,121,039	$1,806,472	$3,237,221
Contract services segment	$290,810	$274,240	$882,123	$787,443
Total segment and consolidated cost of revenues	$641,779	$1,395,279	$2,688,595	$4,024,664

Gross profit (loss):
Product segment	$32,031	$651,921	$638,660	$2,286,564
Contract services segment	92,147	(18,939)	249,680	$(64,008)
Total segment and consolidated gross profit	$124,178	$632,982	$888,340	$2,222,556
Gross margin:
Product segment	8.4%	36.8%	26.1%	41.4%
Contract services segment	24.1%	-7.4%	22.1%	-8.8%
Total gross margin	16.2%	31.2%	24.8%	35.6%
Segment operating expenses:
Product segment	258,061	427,693	851,368	1,750,718
Contract services segment	46,863	54,510	148,901	155,076
Total segment operating expenses	304,924	482,203	1,000,269	1,905,794

Income (loss) from operations:
Product segment	$(226,030)	$224,228	$(212,708)	$535,846
Contract services segment	45,284	(73,449)	100,779	(219,084)
Total segment income (loss)	(180,746)	150,779	(111,929)	316,762
Unallocated costs	(102,922)	(198,910)	(415,784)	(659,049)
Total consolidated income (loss) from operations	$(283,667)	$(48,131)	$(527,713)	$(342,287)

Depreciation and amortization:
Product segment	$16,143	$28,769	$48,404	$89,795
Contract services segment	-	2,679	-	10,530
Total segment depreciation and amortization	16,143	31,448	48,404	100,325
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$16,143	$31,448	$48,404	$100,325

Capital additions:
Product segment	$-	$-	$-	$-
Contract services segment	3,917	-	3,917	-
Total segment capital additions	3,917	-	3,917	-
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	3,917	$-	3,917	$-

	September 30, 2018	31-Dec-17
Segment total assets:
Product segment	$1,614,141	$1,982,579
Contract services segment	202,983	168,740
Corporate	18,539	29,956
Total consolidated total assets	$1,835,663	$2,181,275

NOTE 11- COMMITMENTS AND CONTINGENCIES

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2018 were (i) the Product Segment and (ii) the Contract services Segment. For the three and nine months ended September 30, 2017, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2018 and 2017.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2018 and 2017

Revenues:

For the three and nine months ended September 30, 2018 and 2017, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales:
Product segment	$383,000	$1,772,960	$2,445,132	$5,523,785
Contract services segment	$382,957	255,301	1,131,803	723,435
Total segment and consolidated sales	$765,957	$2,028,261	$3,576,935	$6,247,220

For the three months ended September 30, 2018, sales from the Product segment were down by $1,389,960 or 78% as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018 revenue from the Product segment was down by $3,078,653 or 56% as compared to the nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, we recorded a one-time adjustment to Product revenues as a result of our change in estimate related to our cooperative advertising liability, which resulted in an increase of $346,353 to Product revenues on the statements of operations. The drop in Product segment revenue reflects the loss of two major customers that occurred in May 2018.

For the three months ended September 30, 2018, sales from the Contract services segment increased by $127,656 or 50% as compared to the three months ended September 30, 2017 because of the final award of several new government contracts. For the nine months ended September 30, 2018 revenue from the Contract services segment increased by $408,368 or 56%, as compared to the nine months ended September 30, 2017. Results for the Contract services segment in 2017 reflected a decrease in revenue because of the completion of government contracts while the none-month period in 2018 benefited from new contract awards.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended September 30, 2018, cost of revenues was down by $753,500 or 54 % as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, cost of revenues was down by $1,334,216 or 60%. These changes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues:
Product segment	$350,969	$1,121,039	$1,806,472	$3,237,221
Contract services segment	290,810	274,240	882,123	787,443
Total segment and consolidated cost of revenues	$641,779	$1,395,279	$2,688,595	$4,024,664

Gross profit and gross margin

For the three months ended September 30, 2018, gross profit amounted to $124,178 as compared to $632,982 for the three months ended September 30, 2017, a decrease of $508,804 or 80%. For the three months ended September 30, 2018, gross margin decreased to 16.2% from 31.2% in the prior period. For the nine months ended September 30, 2018, gross profit amounted to $888,340 as compared to $2,222,556 for the nine months ended September 30, 2017, a decrease of $1,334,216 or 60%. For the nine months ended September 30, 2018, gross margin was 24.8%, down from 35.6% in the prior period.

Gross profit and gross margin by segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	%	2017	%	2018	%	2017	%
Gross profit:
Product segment *	$32,031	8.4%	$651,921	36.8%	$638,660	26.1%	$2,286,564	41.4%
Contract services segment *	92,147	24.1%	(18,939)	(7.4)%	249,680	22.1%	(64,008)	(8.8)%
Total gross profit	$124,178	16.2%	632,982	31.2%	$888,340	24.8%	$2,222,556	35.6%

* Gross margin % based on respective segments revenues.

For the three and nine months ended September 30, 2018, as compared to the comparable 2017 periods, product segment margins were down due to lower revenues that were not offset by reductions on cost.

The improvement in gross margin from the contract research segment for the three and nine ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was attributable to increased revenue and fixed costs that were unchanged.

Operating expenses

For the three months ended September 30, 2018, operating expenses decreased by $285,228 or 42% compared to the three months ended September 30, 2017. Operating expenses decreased by $1,168,106 or 46% for the period ended September 30, 2018, as compared to the nine months ended September 30, 2017. For the three and nine months ended September 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling and marketing expenses	$5,345	$20,933	$34,121	$257,803
Salaries, wages and related benefits	133,044	253,615	488,115	820,051
Research and development	1,850	82,544	12,294	297,697
Professional fees	141,091	135,261	464,331	536,284
General and administrative expenses	126,515	188,760	417,192	653,008
Total	$407,845	$681,113	$1,416,053	$2,564,843

●	For the three months ended September 30, 2018, selling and marketing expenses decreased by $15,588 or 74% as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, sales and marketing expenses decreased by $223,682 or 87% as compared to the nine months ended September 30, 2017. The decrease was due to termination of sales agents and related termination of commission payments as well as reduced spending for trade shows and social media.

●	For the three months ended September 30, 2018, salaries, wages and related benefits decreased by $120,571, or 48%, as compared to the three months ended September 30, 2017 due to personnel cuts appropriate to the decline in sales volumes. For the nine months ended September 30, 2018, salaries, wages and related benefits decreased by $331,936, or 40%, as compared to the nine months ended September 30, 2017. These decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended September 30, 2018, research and development costs decreased by $80,694 or 98%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, research and development costs decreased by $285,403 or 96%, as compared to the nine months ended September 30, 2017. Decreases were due to a focus on operations and current products rather than potential future products.

●	For the three months ended September 30, 2018, professional fees increased by $5,830 or 4% as compared to the prior period. For the nine months ended September 30, 2018, professional fees were down $71,953 or 13%. The decreases resulted primarily from a reduction in fees paid for assistance from outside accountants.

●

For the three months ended September 30, 2018, general and administrative expenses decreased by $62,245 or 33% as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, general and administrative expenses decreased by approximately $235,816 or 36% as compared to the nine months ended September 30, 2017. The decrease for the nine-month period in 2018 was attributable to several factors including personnel reductions in 2018 and extra expenses in 2017 associated with the facilities move for the Product segment operations.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2018, loss from operations amounted to $(283,667) as compared to loss from operations of $(48,131) for the three months ended September 30, 2017, an increase of $235,536 or 489%. For the nine months ended September 30, 2018, loss from operations amounted to $(527,713) as compared to a loss from operations of $(342,287) for the nine months ended September 30, 2017, an increased loss of $185,426 or 54%.

Other (income) expense

For the three months ended September 30, 2018, other income was $25,746 as compared to other expense of $76,599 for the three months ended September 30, 2017, a difference of $102,345 or 134%. There was an increase in interest expense of approximately $9,355 for the three-month period as compared to 2017, and a decrease in the loss on the disposal of fixed assets of $122,050, for asset disposals that were not recurring. Other income for the three-month period ended September 30, 2018 decreased $10,349 or 16% as compared to the same period in 2017. For the nine months ended September 30, 2018 other income was $228,472 as compared to other expense of $9,221 for the nine months ended 2017, a difference of $237,693 or 2578%.

Net loss

As a result of the foregoing, for the three and nine months ended September 30, 2018, net loss amounted to $(257,921) and $(299,241) as compared to net loss of $(124,730) and $(351,508) for the three and nine months ended September 30, 2017. For the three-month period the loss increased by $133,191 or 107%. For the nine-month period there was in improvement of $52,267 or 15%.

For the three months ended September 30, 2018 and 2017, net (loss) amounted to $(0.08) per common share (basic and diluted), and $(0.04) per common share (basic and diluted), respectively. For the nine months ended September 30, 2018 and 2017, net (loss) amounted to $(0.10) per common share (basic and diluted) and $(0.12) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $1,606,365 and $114,321 of cash as of September 30, 2018 and working capital deficit of $1,345,095 and $138,296 of cash as of December 31, 2017.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to September 30, 2018:

			December 31, 2017 to September 30, 2018
	September 30, 2018	December 31, 2017	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,455,668	$1,751,382	$(295,714)	(16.88)%
Total current liabilities	3,062,033	3,096,477	(34,444)	(1.11)%
Working capital deficit:	$(1,606,365)	$(1,345,095)	$(261,270)	19.4%

The decrease in current assets was a due in substantial part to a reduction in accounts receivable, including those from a related party, and a decrease in pre-paid expenses.

Net cash provided by operating activities was $31,074 for the nine months ended September 30, 2018 as compared to $283,581 for the nine months ended September 30, 2017, a decrease of $252,507 or 89%. Net cash provided by operating activities for the nine months ended September 30, 2018 primarily reflected a net loss of $(299,241) adjusted for add-backs of $152,590 and changes in operating assets and liabilities of $(74,282).

Net cash flow used by investing activities was $(3,917) for the nine months ended September 30, 2018 as compared to $87,000 in cash provided by investing activities for the nine months ended September 30, 2017. For the 2018 period, the use of cash by investing activities was due to purchases of property, plant and equipment. The 2017 period included proceeds from the sale of property and equipment that was not recurring.

Net cash used in financing activities of $(61,135) for the nine months ended September 30, 2018 as compared to $(485,782) in the same period in 2017. During the nine months ended September 30, 2018, we paid down the bank line of credit reborrowing slightly less. We also received advances from related parties of $25,000.

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

At September 30, 2018 and December 31, 2017, the Company had $522,893 and $563,218, respectively, which includes accrued interest of $14,097 and $14,797, respectively, in amounts outstanding under the Revolving Note with availability of up to $977,107 as of September 30, 2018, depending on the borrowing base at the time of the request for the advance. The weighted average interest rate during the nine months ended September 30, 2018 and 2017 was approximately 7.8% and 6.8%, respectively.

See Note 12 – Subsequent Events for details on the payment in full of the outstanding balance and the termination of the Revolving Note.

Equipment Financing

On February 10, 2015, PEN Brands entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2018, the principal amount due under the Equipment Note amounted to $143,003.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Proceeds were used for working capital and other corporate expenditures.

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

