Form 10-K
period 2018-12-31
PEN INC.
filed 2019-11-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018;

or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO. 1-11602

PEN Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State of Incorporation)	(IRS Employer Identification Number)

701 Brickell Ave., Suite 1550, Miami, Florida 33131

(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (844) 273-6462

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	PENC	OTC Markets

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Class A Common Stock on the OTCQB system on June 30, 2018 of $1.00, was approximately $1,526,527.

As of October 7, 2019, the registrant had 5,538,575 shares of Class A Common Stock issued and outstanding.

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

PEN was formed in 2014, and it is the successor to Applied Nanotech Holdings Inc. that had been formed in 1989. In the combination that created PEN, Nanofilm, Ltd. acquired Applied Nanotech Holdings, Inc. Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the years ended December 31, 2018 and 2017 were (i) the Product segment and (ii) the Contract services segment (which we formerly called the Research and development segment).

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

Our consumer products are primarily customized optical cleaning and de-fogging treatments. In our consumer products, we strive to create segment leading brands that are sustainable, of high quality, and that are both easy and safe to apply. Institutional products include a family of coating liquids that create very thin, strongly-bound, clear coatings on surfaces used for glass and ceramic surface and a series of clear coatings for plastics incorporating submicron size particles to improve abrasion resistance and wear resistance without sacrificing transparency. We manufacture our formulations internally to protect our technology and maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

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

In 2016, we introduced into the institutional market a hygienic product that creates surfaces unfriendly to germs. Several patent applications related to the formulation have issued. The product is safe for use on many surfaces, both natural and man-made. After application, the product continues to fortify and protect, keeping a clean and healthy surface.

We believe that our manufacturing capacity and contractors with whom we have established relationships will enable us to fill orders for the new product. Ingredients and packaging materials are readily available from a number of suppliers.

Marketing and Distribution

We sell our consumer products directly to retailers in the United States. Historically we have relied heavily on outside agents and distributors but since the last half of 2018 we have emphasized internal sales efforts. Our industrial products are sold directly to customers who frequently use our products in their own branded products.

Manufacturing Operations

We manufacture, pack and label at our 26,000-square foot facility in Brooklyn Heights Ohio.

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

Sources and availability of raw materials and the names of principal suppliers

We use third-party suppliers and contract manufacturers in the United States to obtain substantially all raw materials, components and packaging products. As is customary in our industry, historically we have not had long-term or exclusive agreements with third-party suppliers and have generally made purchases through purchase orders. In the last quarter of 2018 and first quarter of 2019 we terminated most of our outside contract and toll manufacturing, bringing our manufacturing back in house. We believe that we have good relationships with our suppliers and manufacturers and that there are alternative sources should one or more of these suppliers or manufacturers become unavailable. However, the disruption of our operations if a change becomes necessary and the likelihood of shipment delays means that the loss of, or a significant adverse change in our relationship with, any of our key suppliers or manufacturers, or any other supply change disruptions could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Key Customers

A limited number of key customers historically accounted for a substantial portion of our commercial revenue. Delays in shipping customer orders caused two major customers to advise us in May, 2018 that they would stop buying our products. These customers represented 38% of our revenue for 2018 and 39% of our revenue for 2017. These customers were less than 10% of revenue after the first quarter of 2018.

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

Methane gas detectors that we developed for use in the natural gas industry under funding from the Northeast Gas Association have achieved UL 1484 certification for Residential Gas Detectors. In 2018, the Northeast Gas Association completed a field test and reliability study of these sensors. The results have led to further work to improve the performance of these detectors beyond the UL 1484 standards.

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

Using our experience with metallic inks and our prior work with carbon nanotube composites we developed a new thin carbon foil made of layers of graphene for use in cyclotron accelerators that produce nuclear pharmaceuticals used by the medical field in Positron Emission Tomography (PET) imaging. We supply graphene foil to institutional customers who make nuclear pharmaceuticals. We are working to develop graphene windows and targets to be used by customers in this industry. The extent to which our customers are successful in the nuclear pharmaceutical marketplace is outside our control.

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and, when appropriate, we seek patent protection for our products and proprietary technology. Historically, we made filings in the United States and selected foreign jurisdictions. Beginning in 2014, as a cost saving measure, we became much more selective in filing patents and reduced the number of jurisdictions where we act to protect our rights. Still, our patent portfolio consists of approximately 20 patents, including issued patents and patent applications pending before foreign and United States Patent and Trademark Offices. Trade secret protection is also important to our products.

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

Government Contracts

A portion of our revenue in the Contract services segment consists of reimbursement of expenditures under U.S. government contracts. Our revenue from government contracts was $969,626 and $750,160 for the years ended December 31, 2018 and 2017, respectively. These reimbursements represent all or a portion of the costs associated with such contracts. As of December 31, 2018, we have several government contracts in process that have approximately $1,297,974 of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, government contractors generally are subject to various kinds of audits and investigations by government agencies. These audits and investigations involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs incurred and compliance with all laws, regulations and standards. We have been audited by the government, with no material changes, and we do not expect the results of any government audit to have a significant effect on our operations or our financial statements.

Research and Development

Research and development activity is the driver for our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $12,294 for the year ended December 31, 2018. Research and development costs were $286,395 for 2017. This represented approximately 1.0% and 9.6% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

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

Employees

As of December 31, 2018, we had 13 full-time employees. We do not anticipate the need to hire significant additional employees to support our existing business. If product sales increase, or we begin to see commercial sales of new products, we may hire additional employees in sales and marketing. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease facilities in three locations. Our headquarters is in leased space in Miami, Florida. Our leased space in Austin, Texas is used primarily by our Contract services segment. Leased office, warehouse, manufacturing and laboratory space in Brooklyn Heights, Ohio is used by our Product segment. In 2019, we also have leased space in Bingham Farms, Michigan. These facilities are adequate for our current needs.

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

		High	Low

2017	First Quarter	$1.77	$1.30
	Second Quarter	$1.88	$0.71
	Third Quarter	$1.80	$1.00
	Fourth Quarter	$1.69	$1.10

2018	First Quarter	$1.45	$1.00
	Second Quarter	$1.23	$0.70
	Third Quarter	$0.80	$0.38
	Fourth Quarter	$0.65	$0.22

As of September 10, 2019, the closing sale price for our Class A common stock as reported on the OTCQB system was $0.69 per share. As of that date, there were approximately 346 shareholders of record for our Class A common stock. This does not include beneficial owners holding Class A common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 3,460 shareholders.

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

On October 15, 2018, we sold 590,847 shares of Class A common stock for a purchase price of $0.50 per share in a private placement for aggregate proceeds of $295,423. Purchasers were PEN Comeback, LLC and Scott & Jeanne Rickert. Ronald Berman, one of our directors, and his son, Tom Berman have reported that they each have 50% control of PEN Comeback. On the same day we also sold: at a price of $0.03 per option, options that allow PEN Comeback to acquire up to an additional 550,847 shares at an option exercise price of $1.00 per share, exercisable at any time before June 30, 2019; and, warrant options that, for each option exercised, permit the purchase at a price of $0.03 per warrant, the purchase of warrants that allow the purchase of a share of stock at an option exercise price of $2.00 per share; and at a price of $0.03 per warrant, warrants that allow PEN Comeback to acquire up to an additional 550,847 shares at a warrant exercise price of $1.50 per share. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue.

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

On June 27, 2019, we sold 441,860 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $176,744. At the same time the investor bought warrants to purchase up to 441,860 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $13,256.

On July 24, 2019, we issued an aggregate of 18,750 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.64 per share based on the quoted price of the stock for a total value of $12,000.

On September 6, 2019, we sold 216,912 shares of Class A common stock in a private placement to PEN Comeback 2, LLC at a per share price of $0.65 for aggregate proceeds of $140,993. At the same time the investor bought 216,906 warrants to purchase up to 216,906 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,507.

On October 9, 2019, we sold an additional 88,235 shares of Class A common stock in a private placement to PEN Comeback 2, LLC at a per share price of $0.65 for aggregate proceeds of $57,353. At the same time the investor bought 88,235 warrants to purchase up to 88,235 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $2,647.

On October 23, 2019, we issued an aggregate of 23,331 shares of Class A common stock to our directors as compensation to them for service on our Board and its committees. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $14,000.

On October 31, 2019, we sold an additional 165,441 shares of Class A common stock in a private placement to PEN Comeback 2, LLC and 15,384 shares of Class A common stock to Rickert Family Partnership, all at a per share price of $0.65 for aggregate proceeds of $117,537. At the same time PEN Comeback 2 bought 165,441 warrants to purchase up to 165,441 additional shares and the partnership bought 13 warrants to purchase up to 13 additional shares, all at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $4,963.

The issuances of these shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and 3(a)(9).

Equity Compensation Plan Information

The table below sets out as of December 31, 2018 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and other than the securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
		(a)	(b)	(c)
Approved by stockholders	Restricted Stock Agreement with Mr. Yaniv (1)	37,778	-	-
Not approved by stockholders	2002 and 2012 Equity Compensation Plans and 2015 Equity Incentive Plan (2)	8,726	$59.21	93,827
	Stock Appreciation Rights Plan (3)	-
	Total	46,504		93,827

(1)	The Restricted Stock Agreement with Mr. Yaniv was approved by an advisory vote of the stockholders on August 22, 2014. Under the Restricted Stock Agreement as adjusted for the reverse stock split that was effective in January 2016, he holds 37,778 shares of our Class A common stock, subject to forfeiture (the “Forfeiture Restrictions”) which expire upon the first to occur of (i) a change in control of the company, (ii) the death of Mr. Yaniv, or (iii) if more than 180 days after closing the average trading price of the shares during a measurement period of ten consecutive trading days reaches certain price thresholds. At a $18 price, 5,554 shares vest, with additional tranches of 5,556 shares vesting if the price reaches $27, $36, $45, and $54. The last 10,000 shares vest at a $63 price threshold. Because the conditions for vesting were not met, the shares all forfeited on August 26, 2019.

(2)	The 2002 Equity Compensation Plan was approved by a wide majority of the shareholders casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. All options granted under both plans were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in the plan. Adjusted for the reverse stock split that was effective January 26, 2016, a total of 27,778 options were authorized under the 2012 plan. The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. The Plan permits stock awards as well as option grants. Under this Plan we can make stock grants or option grants. If awards expire unexercised, or restricted shares are forfeited, those shares are again available for grant under the Plan. See the further description of this Plan in Note 9 to the Consolidated Financial Statements.

(3)	The PEN Brands LLC Stock Appreciation Rights Plan will, under certain circumstances, result in the issuance of shares of our common stock. The number of rights that will be issued under that Plan will be determined at the time of our first registered offering based on the price of the shares and therefore the number of shares to be issued is not calculable. See the description of that Plan in Note 14 to the Consolidated Financial Statements.

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

Our principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the year ended December 31, 2018 and for the 2017 period were (i) the Product segment and (ii) the Contract services segment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2018 and 2017.

Comparison of Results of Operations for the Year Ended December 31, 2018 and 2017

Revenues

For the years ended December 31, 2018 and 2017, revenues consisted of the following:

	Year Ended December 31,
	2018	2017
Revenues:
Product segment	$3,048,164	$6,872,452
Contract services segment	1,282,588	1,005,647
Total segment and consolidated sales	$4,330,752	$7,878,099

For the year ended December 31, 2018, sales from the Product segment decreased by $3,824,288, or 56%, as compared to the year ended December 31, 2017. This was primarily attributable to reduced sales volume of our optical cleaners and reduced volume of sales for anti-fog products to our traditional customers and delays in putting our products into other channels. As noted above, several key customers of optical cleaners stopped placing new orders in May, 2018.

For the year ended December 31, 2018, revenues of our Contract services segment increased by $276,941 or 28% as compared to the year ended December 31, 2017, due primarily to the start of several new research projects.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including costs related to government and private contracts in our Contract services segment.

For the year ended December 31, 2018, cost of revenues decreased by $2,158,094, or 38%. These consisted of the following:

	Year Ended December 31,
	2018	2017
Cost of revenues:
Product segment	$2,325,617	$4,513,318
Contract services segment	1,126,352	1,096,745
Total segment and consolidated cost of revenues	$3,451,969	$5,610,063

Gross profit and gross margin

For the year ended December 31, 2018, gross profit amounted to $878,783 as compared to $2,268,036 for the year ended December 31, 2017, a decrease of $1,389,253, or 61%. The decrease was due to significant reduction in sales volume and use of contract manufacturing that negatively impacted margin. For the years ended December 31, 2018 and 2017, gross margins were 21.2% and 28.8%, respectively.

Gross profit and gross margin by segment and totals are as follows:

	Year Ended December 31,
	2018	%	2017	%
Gross profit:
Product segment *	$722,547	23.7%	$2,359,134	34.3%
Contract services segment *	156,236	12.2%	(91,098)	(9.1)%
Total gross profit	$878,783	20.3%	$2,268,036	28.8%

*	Gross margin % based on respective segments sales.

Operating expenses

For the year ended December 31, 2018, operating expenses amounted to $1,197,281 as compared to $2,987,913 for the year ended December 31, 2017, a decrease of $1,790,632, or 60%. For the years ended December 31, 2018 and 2017, operating expenses consisted of the following:

	Year Ended December 31,
	2018	2017
Selling and marketing expenses	$36,891	$285,147
Salaries, wages and related benefits	102,116	957,954
Research and development	12,294	286,395
Professional fees	503,121	644,969
General and administrative expenses	542,859	813,448
Total	$1,197,281	$2,987,913

●	For the year ended December 31, 2018, selling and marketing expenses decreased by $248,256, or 87%, as compared to the year ended December 31, 2017. The decrease was primarily attributable to reduced commission payments.

●	For the year ended December 31, 2018, salaries, wages and related benefits decreased by $855,838, or 89%, as compared to the year ended December 31, 2017. These decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs as well as the increased use of contract manufacturers who process our inventory at their facilities in the Product segment.

●	For the year ended December 31, 2018, research and development costs decreased by $274,101, or 96%, as compared to the year ended December 31, 2017. As part of our cost cutting, we discontinued work on any new product development.

●	For the year ended December 31, 2018, professional fees decreased by $141,848, or 22%, as compared to the year ended December 31, 2017.

●	For the year ended December 31, 2018, general and administrative expenses decreased by $270,589, or 33%, as compared to the year ended December 31, 2017. The decrease the year ended December 31, 2018 was attributable to several factors including the end of amortization of intangibles, and personnel reductions with associated general and administrative expenses.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2018, loss from operations amounted to $318,498 as compared to a loss from operations of $719,877 for the year ended December 31, 2017, a difference of $401,379 or 56%.

Other income

For the year ended December 31, 2018, total other income amounted to $265,899 as compared to other income of $32,809 for the year ended December 31, 2017, an increase of $233,090, or 710%. The increase in 2018 was due to the write-off of an account payable and certain related accruals and the reversal of a portion of a litigation reserve which was settled for less than the amount reserved. In 2017 we recorded a loss on settlement of $80,000 associated with a settlement agreement with a former employee as well as a net loss on the sale of property, plant and equipment of $33,677 associated with the relocation of the Product segment operations.

Net loss

As a result of the foregoing, for the year ended December 31, 2018, our net loss amounted to $53,135 as compared to a net loss of $687,068 for the year ended December 31, 2017, an improvement of $633,933 or 92%.

For the years ended December 31, 2018 and 2017, net loss amounted to $(0.02) per common share (basic and diluted), and a net loss of $(0.22) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $983,822 and unrestricted cash of $221,502 as of December 31, 2018.

The following table sets forth a summary of changes in our working capital from December 31, 2017 to December 31, 2018:

	December 31, 2018	December 31, 2017	Dollar Change	Percentage Change
Working capital (deficit):
Total current assets	$1,523,447	$1,751,382	$(227,936)	(13.01)%
Total current liabilities	2,507,268	3,096,477	(589,209)	(19.03)%
Working capital (deficit):	$(983,822)	$(1,345,095)	$(361,274)	(26.86)%

The change in working capital was in part because of a reduction in current assets when comparing December 31, 2017 with December 31, 2018. The biggest part of that change was the decline in accounts receivable. Current liabilities decreased with a reduction in accrued expenses, customer deposits and a reduction in the line of credit.

This working capital deficit raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Our principal future uses of cash are for working capital requirements, including sales and marketing expenses, legal and other professional fees, capital expenditures and reduction of accrued liabilities. These uses will depend on numerous factors including our sales and other revenues, and our ability to control costs. Recently, we have financed our working capital needs primarily through internally generated funds, and bank loans. We collect cash from our customers based on our sales to them and their respective payment terms. Over the past year we have reduced the scope of our operations to reduce our costs and enable us to operate without raising additional capital, although there can be no assurance that additional capital will not be needed in future periods. We will continue to look for opportunities to raise funds to permit us to increase the marketing of our products.

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

Net cash provided by operating activities was $155,889 for the year ended December 31, 2018 as compared to net cash provided in operating activities of $438,558 for the year ended December 31, 2017, a change of $282,669, or 64%.

●	Net cash provided by operating activities for the year ended December 31, 2018 primarily reflected a net loss of $53,135, partially offset by the add-back of non-cash items totaling $251,109, and $(42,088) provided by changes in operating assets and liabilities.

●	Net cash used in operating activities for the year ended December 31, 2017 primarily reflected a net loss of $687,068, partially offset by the add-back of non-cash items totaling $328,972, and $796,654 provided by changes in operating assets and liabilities.

Net cash used in investing activities was $(3,917) for the year ended December 31, 2018 as compared to cash provided by investing activities of $165,906 for the year ended December 31, 2017. In 2017, the proceeds from sales of property and equipment exceeded the cost of equipment purchases.

Net cash used by financing activities was $(78,769) for the year ended December 31, 2018 as compared to net cash used by financing activities of $560,293 for the year ended December 31, 2017. During the year ended December 31, 2018, we paid down $374,735 more than we received under the line of credit and received $344,944 in net proceeds from the sale of securities. During the year ended December 31, 2017, we paid down $578,645 more than we received under the line of credit and repaid other debt in the amount of $96,648, partially offset by proceeds of $115,000 from advances from related parties.

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

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PEN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PEN Inc. (“the Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has a stockholders’ deficit and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2018.

/s/ Tama, Budaj & Raab, P.C.
Tama, Budaj & Raab, P.C.
Farmington Hills, Michigan
November 13, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Pen Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pen Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash provided by operating activities of $687,068 and $438,558, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $1,345,095, $1,096,005 and $6,587,235, respectively, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2013 and through December 7, 2018
Boca Raton, Florida
June 15, 2018

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2018	2017
ASSETS

CURRENT ASSETS:
Cash	$221,502	$138,296
Restricted cash	$85,000	$95,003
Accounts receivable, net	307,554	607,632
Accounts receivable - related party	-	14,226
Inventory	827,527	733,979
Prepaid expenses and other current assets	81,864	162,246
Total Current Assets	1,523,447	1,751,382
Property, plant and equipment, net	328,028	388,777
Other assets	32,196	41,116
Total Assets	$1,883,671	$2,181,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,375,042	$1,383,514
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	478,155	649,974
Customer deposits	-	169,970
Bank revolving line of credit	330,892	563,218
Current portion of notes payable	73,562	96,533
Advances from related parties	140,000	115,000
Deferred revenue	89,730	98,381
Total Current Liabilities	2,507,268	3,096,477
Notes payable, net of current portion	129,798	180,803
Total Liabilities	2,637,066	3,277,280

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 3,741,481 and 1,653,322 issued and outstanding at December 31, 2018 and 2017, respectively	374	165
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; no shares and 1,423,252 issued and outstanding at December 31, 2018 and 2017, respectively	-	142
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Additional paid-in capital	5,886,600	5,490,923
Accumulated deficit	(6,640,370)	(6,587,235)
Total Stockholders’ Deficit	(753,396)	(1,096,005)
Total Liabilities and Stockholders’ Deficit	$1,883,671	$2,181,275

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

REVENUES:
Products (including related party sales of $0 and $168,255 for the twelve months ended December 31, 2018 and 2017 respectively)	$3,048,164	$6,872,452
Contract services	1,282,588	1,005,647

Total Revenues	4,330,752	7,878,099

COST OF REVENUES:
Products	2,325,617	4,513,318
Contract services	1,126,352	1,096,745

Total Cost of Revenues	3,451,969	5,610,063

GROSS PROFIT	878,783	2,268,036

OPERATING EXPENSES:
Selling and marketing expenses	36,891	285,147
Salaries, wages and related benefits	102,116	957,954
Research and development	12,294	286,395
Professional fees	503,121	644,969
General and administrative expenses	542,859	813,448

Total Operating Expenses	1,197,281	2,987,913

INCOME (LOSS) FROM OPERATIONS	(318,498)	(719,877)

OTHER (EXPENSE) INCOME:
Interest expense	(90,262)	(70,293)
(Loss) gain on sale of property, plant and equipment, net	-	(33,677)
Loss on settlement reserve	-	(80,000)
Other income, net	355,625	216,779

Total Other (Expense) Income	265,363	32,809

NET INCOME (LOSS)	$(53,135)	$(687,068)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.02)	$(0.22)
Diluted	$(0.02)	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,224,529	3,057,052
Diluted	3,224,529	3,057,052

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	1,367,431	$136	1,402,104	$140	262,631	$26	$5,321,769	$(5,900,167)	$(578,096)

Common stock issued in satisfaction of accrued director fees	5,383	1	9,230	1	-	-	18,998	-	19,000

Common stock issued for services	17,877	2	11,918	1	-	-	39,996	-	39,999

Conversion of Class Z shares into Class A shares	262,631	26	-	-	(262,631)	-26	-	-	-

Accretion of Class A shares issuable based on market conditions	-	-	-	-	-	-	110,160	-	110,160

Net loss	-	-	-	-	-	-	-	(687,068)	(687,068)

Balance, December 31, 2017	1,653,322	$165	1,423,252	$142	-	$-	$5,490,923	$(6,587,235)	$(1,096,005)

Common stock issued for cash, net of issuance costs	590,847	59					295,366		295,426

Common stock issued for services	61,260	6	12,800	2			50,733		50,741

Warrants , options, and warrant options on private placement							49,577		49,577

Conversion of Class B to Class A shares	1,436,052	144	(1,436,052)	(144)					(0)

Net loss	-	-	-	-	-	-	-	(53,135)	(53,135)

Balance, December 31, 2018	3,741,481	374	-	-	-	-	5,886,600	(6,640,370)	(753,396)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,135)	$(687,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	135,644	18,802
Bad debt expense	-	5,067
Depreciation and amortization expense	64,665	121,267
Amortization of deferred lease incentives	-	-
Loss (gain) on sale of property, plant and equipment, net	-	33,677
Stock-based compensation	50,800	150,159
Change in operating assets and liabilities:
Accounts receivable	300,078	110,146
Accounts receivable - related party	14,226	(3,752)
Inventory	(229,191)	282,718
Prepaid expenses and other assets	89,302	(77,204)
Accounts payable	(8,472)	342,565
Accounts payable - related parties	-	-
Customer deposits	(169,970)	149,817
Accrued expenses	(29,410)	(106,017)
Deferred revenue	(8,651)	98,381

NET CASH PROVIDED BY OPERATING ACTIVITIES	155,886	438,558

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of property and equipment	-	172,000
Purchases of property, plant and equipment	(3,916)	(6,094)

NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,916)	165,906

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	2,398,600	6,519,236
Repayment of bank lines of credit	(2,773,335)	(7,097,881)
Repayment of bank loans	(73,976)	(80,579)
Proceeds from sale of common stock	344,944	-
Payment of issuance costs related to sale of common stock	-	-
Repayment of loan to third party	-	(16,069)
Proceeds from advances from related parties	25,000	115,000

NET CASH USED IN FINANCING ACTIVITIES	(78,767)	(560,293)

NET DECREASE IN CASH	73,203	44,171

CASH, beginning of year	233,299	189,128

CASH, end of period	$306,502	$233,299

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$90,262	$66,712
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$-	$17,425
Accrued director fees settled with common stock	$50,733	$19,000

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$221,502	$138,296
Restricted cash	85,000	95,003

Total cash and restricted cash	$306,502	$233,299

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company had a loss from operations and net cash provided by operations of $318,498 and $155,886, respectively, for the year ended December 31, 2018. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,640,370, $753,396 and $983,821, respectively, at December 31, 2018 and December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. During 2017 and 2018, management has taken measures to reduce operating expenses. Although the Company raised equity capital in 2018, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2018 and 2017 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

	At December 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Stock appreciation rights Plan A	-	-	$-	-	-	$-
Equity credits issued	-	-	$-	-	-	$2,278

A rollforward of the level 3 valuation of these three financial instruments is as follows:

	Stock Appreciation Rights Plan A	Equity Credits Issued
Balance at December 31, 2016	$53,108	$2,278
Change in fair value included in net loss	1,430
Reclassification to cash liability	(54,538)
Balance at December 31, 2017	$-	2,278
Change in fair value included in net loss		-
Reclassification to cash liability		-
Balance at December 31, 2018	$-	$2,278

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

Cash, Cash Equivalents and Restricted Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. Restricted cash includes $85,000 held in a collateral bank account by a lender (see Note 6). The Company early adopted ASU No. 2016-18 starting in 2017; its adoption did not have a material impact on its consolidated financial statements.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2018 and 2017.

Revenue Recognition

For periods prior to January 1, 2018, Company recognized sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured. We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We concluded that no change was required in our accounting for any sources of revenue for the year ended December 31, 2017, and therefore there was no cumulative effect adjustment required.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the years ended December 31, 2018 and 2017, the Company recorded approximately $0 and $108,303 respectively, as a reduction of sales related to these costs.

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

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2018 and 2017 shipping and handling costs amounted to $110,761 and $185,762, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2018 and 2017 were $12,294 and $286,395, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2018 and 2017 were $779 and $14,626, respectively, and are included in selling and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2018 or 2017.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. We adopted ASU No. 2016-09 for annual periods beginning after December 15, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements. The Company adopted ASU No. 2017-09 in 2018; its adoption did not have a material impact on its consolidated financial statements.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2018, and 2017, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 9) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2018	December 31, 2017
Stock options	8,726	19,120
Stock warrants	551,559	712
Restricted stock	37,778	37,778
Warrant Options	550,847
Total	1.148,910	57,610

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of equity credits and stock appreciation rights (See Notes 13 and 14).

Net loss per share for each class of common stock is as follows:

Net loss per common shares outstanding:	Year Ended December 31, 2018	Year Ended December 31, 2017
Class A common stock	$(0.02)	$(0.24)
Class B common stock	$-	$(0.22)
Class Z common stock	$-	$-

Weighted average shares outstanding:
Class A common stock	3,741,481	1,539,810
Class B common stock	-	1,414,349
Class Z common stock	-	102,894
Total weighted average shares outstanding	3,741,481	3,057,053

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the President of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates (the “Product segment”) and (ii) nanotechnology design and development services for our future products and for government and private entities and sales of products developed for third parties (the “Contract services segment”).

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. None of the reclassifications had any impact on the net loss reported in 2017.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2018 and 2017, accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$321,224	$623,237
Less: allowance for doubtful accounts	(13,670)	(15,605)
Accounts receivable, net	$307,554	$607,632

Bad debt expense, net of recoveries, was $34,977 and $5,067 for the years ended December 31, 2018 and 2017, respectively.

NOTE 4 – INVENTORY

At December 31, 2018 and 2017, inventory consisted of the following:

	December 31, 2018	December 31, 2017
Raw materials	$823,283	$595,747
Finished goods	389,716	388,060
	1,212,999	983,807
Less: reserve for obsolescence	(385,472)	(249,828)
Inventory, net	$827,527	$733,979

Excess write-downs related to inventory obsolescence during the years ended December 31, 2018 and 2017 were $135,644 and $147,600, respectively, and included within cost of sales on consolidated statement of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	Useful Life	December 31, 2018	December 31, 2017
Machinery and equipment	5 - 10 Years	$2,729,308	$2,725,391
Furniture and office equipment	3 - 7 Years	578,731	578,731
Leasehold improvements	7 - 15 Years	10,843	10,843
		3,318,882	3,314,965
Less: accumulated depreciation		(2,990,854)	(2,926,188)
Property and equipment, net		$328,028	$388,777

For the years ended December 31, 2018 and 2017, depreciation and amortization expense amounted to $64,665 and $121,267, respectively, of which $53,710 and $64,587, respectively, is included in cost of sales and the remainder is included in operating expenses.

During the year ended December 31, 2018 there were no sales of equipment. During 2017, the Company sold excess equipment for proceeds of $172,000. The net book value of the equipment was $205,677, resulting in a loss of $(33,677) during the year ended December 31, 2017.

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

At December 31, 2018 and 2017 the Company had a line of credit balance outstanding of $330,892 and $563,218, respectively, which includes accrued interest of $2,475 and $14,797, respectively. Advances are less than the amount of the credit line and are limited by the borrowing base at the time of the request for the advance. Subject to the limitations of the borrowing base, the amount available on the line of credit was $1,176,440 at December 31, 2018. The weighted average interest rate during the years ended December 31, 2018 and 2017 was approximately 7.9% and 5.5%, respectively.

See Note 16 – Subsequent Events for additional details on the Revolving Note.

NOTE 7 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2018 and 2017, the principal amount due under the Equipment Note amounted to $134,944, and $179,399, respectively. As of December 31, 2018, $73,562 and $60,563, respectively, represent the current and non-current portion due under this note. At December 31, 2017, the current and non-current portions were $74,380 and $105,019, respectively. See Note 16 – Subsequent Events for additional details on the Equipment Note.

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

On May 31, 2016, in connection with a restatement of our agreement with a former research partner, we delivered a promissory note to repay amounts previously advanced to us and accrued. The initial principal amount was $51,239 bearing interest at 5% per annum. Installment payments include both principal and interest. After an initial payment of $2,000, the note requires payments of $1,000 for eleven months, payments of $2,000 for the following 12 months and monthly payments of $3,000 thereafter until paid in full. At December 31, 2017, the current liability balance due was $28,351. The final payment was made in December, 2018 and on December 31, 2018 there was nothing due.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

Future payments of notes payable are as follows:

Year	As of December 31, 2018
2019	73,562
2020	74,913
2021	-
2022	-
Thereafter	54,882
Total	$203,357

NOTE 8 – RELATED PARTY TRANSACTIONS

Sales to Related Party

During the year ended December 31, 2017, the Company engaged in certain sales transactions with a company which was a shareholder and related to a director of the Company. Sales to the related party totaled $168,255 for the year ended December 31, 2017. Accounts receivable from the related party totaled $14,226 at December 31, 2017. As of May 23, 2017, that director no longer served on the Company’s Board and the shareholder was no longer an affiliate.

Other

A board member is a principal in DHJH Holdings LLC, the firm that provided the services of the Company’s chief financial officer from May 2016 through February 2017. The Company paid $10,857 in fees and expenses during the year ended December 31, 2017.

As of December 31, 2017, the Company included $1,000 of director fees within accounts payable-related parties.

Additionally, advances from related parties of $115,000 from certain Company directors and executives have been included within the consolidated balance sheet as of December 31, 2017 and advances from related parties of $159,887 from certain Company directors and executives and accrued payroll of $16,000 due to certain executives have been included within the consolidated balance sheet as of December 31, 2018. The advances are non-interest bearing and are due on demand.

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

Sales of Common Stock

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

Stock Options

On July 25, 2016, the Company granted to two consultants five-year options to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $2.81 per share. That relationship terminated in October, 2018 and the options were forfeited.

On October 15, 2018, in connection with the sale of shares of our Class A common stock to PEN Comeback LLC we also sold at a price of $0.03 per option, options that allow PEN Comeback to acquire up to an additional 550,847 shares at an option exercise price of $1.00 per share, exercisable at any time before June 30, 2019. The fair value of the options is zero.

Stock options outstanding are to purchase Class A common stock. Stock option activities for the years ended December 31, 2018 and 2017 are summarized as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2016	20,483		$41.77
Exercised	-
Forfeited	(1,363)		215.54
Granted	-		-
Balance Outstanding, December 31, 2017	19,120		$29.38
Exercised	-
Forfeited	(10,394)
Granted	550,847		1.00
Balance Outstanding, December 31, 2018	559,573	$			$-

Exercisable, December 31, 2018	559,573	$			-

Warrants

As of December 31, 2018, there were outstanding and exercisable warrants to purchase (1) 712 shares of common stock with a weighted average exercise price of $2.81 per share and a weighted average remaining contractual term of 31 months, and (2) 550,847 shares of Class A common stock at a weighted average exercise price of 1.50 per share with a weighted average remaining contractual term of 6 months. As of December 31, 2018, there was no intrinsic value for the warrants.

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

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the years ended December 31, 2018 and 2017, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $0 and $110,160 respectively, At December 31, 2018 and 2017, there was no unamortized stock-based compensation expense to be recognized in future periods. See Note 16 – Subsequent Events for information about the forfeiture of these shares.

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

Conversion of Class B Common Stock

On or about October 15, 2018 as part of the terms for the stock sale to PEN Comeback, Scott and Jeanne Rickert and their family partnership exercised the right to convert Class B shares into Class A shares on a 1:1 basis resulting in the issuance of 1,436,052 shares of Class A common stock.

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2017, 17,284 Class A common shares and options to purchase up to 10,000 Class A common shares were issued under the Plan. As of December 31, 2018, the options had been forfeited and 93,827 shares are available for future issuance.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Income tax benefit at U.S. statutory rate of 21% (2018) and 34% (2017)	$(11,000)	$(234,000)
Non-deductible expenses	-	5,000
Other	(9,000)
Change in valuation allowance	(20,000)	(1,159,000)
Revaluation of deferred tax assets under U.S. tax act	-	1,388,000

Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carryforward	$2,027,000	$1,988,000
Stock-based compensation	93,000	93,000
Allowance for inventory obsolescence	85,000	56,000
Accrued compensation	28,000	73,000
Other	32,000	35,000
Total deferred tax assets	2,265,000	2,245,000
Valuation allowance	(2,265,000)	(2,245,000)
Net deferred tax assets	$-	-

The estimated net operating loss carryforward was approximately $9,651,000 at December 31, 2018, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards will expire between 2019 and 2037.

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

The Company’s 2015, 2016, 2017 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 - COMMITMENTS AND CONTINCENGIES

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rent expense for operating leases was $335,004 and $529,723 for the years ended December 31, 2018 and 2017, respectively, including $0 and $5,346 of amortization for deferred lease incentives for the years ended December 31, 2018 and 2017.

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

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows:

Years ending December 31,	Amount
2019	$202,443
2020	155,605
2021	73,345
2022	69,640
2023	70,626
Total minimum non-cancelable operating lease payments	$571,659

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of December 31, 2017, we had $85,000 accrued related to a settlement. In December 2018, under a superceding agreement, we made a lump sum payment of $24,000 to the other party in full and final settlement of all obligations and reversed the balance of the accrual. As of December 31, 2018, the Company has not accrued any amount for litigation contingencies.

NOTE 12 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Lender Concentration

The Company relies primarily on one lender under a $1,500,000 Revolving Note (See Note 6).

Customer Concentrations

Customer concentrations for the years ended December 31, 2018 and 2017 are as follows:

	Revenues
	For the Years Ended December 31,
	2018	2017
Customer A	30%	27%
Customer B	*%	12%
Total	30%	39%

	Accounts Receivable
	As of December 31,
	2018	2017
Customer A	25%	30%
Customer B	* %	21%
Customer C	23	* %
Customer D	17	* %
Total	65%	51%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2018 and 2017, total sales in the United States represent approximately 93% and 74% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the years ended December 31, 2018 and 2017.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2018 and 2017 are:

	For the Years Ended December 31,
	2018	2017
Vendor A	22%	26%
Vendor B	21%	10%
Vendor C	10%	10%
Vendor D	* %	14%
Total	54%	60%

*Less than 10%

NOTE 13 – EQUITY CREDITS

In 1997, PEN Brands LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in PEN Brands LLC’s revenue over a base year of 1996. Eligible credits can be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits are convertible into PEN Brands LLC equity on a one-for-one basis. During the year ended December 31, 2017, no equity credits were forfeited and no units were redeemed. The 8,250 equity credits outstanding were all held by our CEO and had a redemption value of $2,278 at December 31, 2017. In 2018 shares were issued to convert the remaining equity credits into equity. As of December 31, 2018, no equity credits were issued and outstanding.

NOTE 14 – STOCK APPRECIATION PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, PEN Brands LLC had in place a Stock Appreciation Rights Plan A (the “Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of PEN Brands LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000. There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company accrued $54,290 and $54,538, respectively, related to the cash redemption value associated with the stock appreciation rights held by terminated employees.

NOTE 15 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2018 and 2017 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2018 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2018	2017
Revenues:
Product segment	$3,048,164	$6,872,452
Contract services segment	$1,282,588	1,005,647
Total segment and consolidated revenues	$4,330,752	$7,878,099
Cost of revenues:
Products	$2,325,617	$4,513,318
Contract services segment	$1,126,352	$1,096,745
Total segment and consolidated cost of revenues	$3,451,969	$5,610,063

Gross profit (loss):
Product segment	$722,547	$2,359,134
Contract services segment	156,236	(91,098)
Total segment and consolidated gross profit	$878,783	$2,268,036
Gross margin:
Product segment	23.7%	34.3%
Contract services segment	12.2%	-9.1%
Total gross margin	20.3%	28.8%
Segment operating expenses:
Product segment	1,036,823	1,967,510
Contract services segment	200,621	212,551
Total segment operating expenses	1,237,444	2,180,061

Income (loss) from operations:
Product segment	$(314,276)	$391,624
Contract services segment	(44,385)	(303,649)
Total segment income (loss)	(358,661)	87,975
Unallocated costs	40,163	(807,852)
Total consolidated income (loss) from operations	$(318.498)	$(719,877)

Depreciation and amortization:
Product segment	$64,241	$108,887
Contract services segment	424	12,380
Total segment depreciation and amortization	64,665	121,267
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$64,665	$121,267

Capital additions:
Product segment	$-	$6,094
Contract services segment	3,917	-
Total segment capital additions	3,917	-
Unallocated capital additions	-	-
Total consolidated capital additions	3,917	$-

	December 31, 2018	December 31, 2017
Segment total assets:
Product segment	$1,704,314	$1,982,579
Contract services segment	$153,747	168,740
Corporate	$25,610	29,956
Total consolidated total assets	$1,883,671	$2,181,275

NOTE 16 - SUBSEQUENT EVENTS

Sales of Common Stock and Derivate Equity Securities; Forfeiture of Contingently Issued Stock

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

On June 27,2019, we sold 441,860 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $176,744. At the same time the investor bought warrants to purchase up to 441,860 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $13,256.

August 27, 2019 was the fifth anniversary of the date of issue for the restricted stock issued to Dr. Yaniv. Because none of the vesting conditions were met, the 37,778 shares of Class A common stock contingently issued were forfeited and are no longer outstanding.

On September 6, 2019, we sold 216,912 shares of Class A common stock in a private placement to PEN Comeback 2, LLC at a per share price of $0.65 for aggregate proceeds of $140,993. At the same time the investor bought 216,906 warrants to purchase up to 216,906 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,507.

On October 9, 2019, we sold an additional 88,235 shares of Class A common stock in a private placement to PEN Comeback 2, LLC at a per share price of $0.65 for aggregate proceeds of $57,353. At the same time the investor bought 88,235 warrants to purchase up to 88,235 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $2,647.

On October 31, 2019, we sold an additional 165,441 shares of Class A common stock in a private placement to PEN Comeback 2, LLC and 15,384 shares of Class A common stock to Rickert Family Partnership, all at a per share price of $0.65 for aggregate proceeds of $117,537. At the same time PEN Comeback 2 bought 165,441 warrants to purchase up to 165,441 additional shares and the partnership bought 13 warrants to purchase up to 13 additional shares, all at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $4,963.

Stock for Services

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

On July 24, 2019, we issued an aggregate of 18,750 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.64 per share based on the quoted price of the stock for a total value of $12,000.

Lender Pay-Off & Equipment Note Refinancing

On January 31, 2019, PEN Brands paid $172,101 to its secured lender, MBank. This payment, and the application of $85,000 in cash collateral held by MBank paid in full the outstanding principal balance, accrued interest and fees due to the lender. The parties also terminated the revolving credit line agreement and note originally executed in April 2014 that was renewed in August 2018.

On June 18, 2019, PEN Brands entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced.

On October 23, 2019, we issued an aggregate of 23,331 shares of Class A common stock to our directors as compensation to them for service on our Board and its committees. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $14,000.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

At the request of the Board of directors, we initiated a competitive process to select an independent accounting firm. The results of that process were reviewed with the Board on December 5, 2018, and the Audit Committee was empowered to make the final selection. On December 7, 2018 the Audit Committee approved the engagement of Tama Budaj Raab. On that day we informed Salberg & Company, P.A. (“Salberg & Co”) that it was being dismissed as our independent, registered public accounting firm.

The reports of Salberg & Co on our consolidated financial statements for the two most recent fiscal years ended December 31, 2017 and December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainly, audit scope or accounting principles except that Salberg & Co’s reports for both years included a paragraph indicating there was substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years referred to above and during the subsequent interim reporting periods through December 7, 2018, there were (1) no disagreements with Salberg & Co on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of Salberg & Co would have caused Salberg & Co to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 301(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years ended December 31, 2017 and December 31, 2016 and during the subsequent interim reporting periods through December 7, 2018, neither we nor anyone acting on our behalf has consulted Tama Budaj Raab with respect to (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided by us nor oral advice was provided to us that Tama Budaj Raab concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation SK and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation SK).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

We have taken steps to remediate the weaknesses described above, including by expanding the responsibilities of our more experienced accounting personnel. We intend to continue to address these weaknesses as resources permit.

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

Name	Age	Position(s)	Serving Since
Ronald J. Berman	62	Director	May 1996
Tom J. Berman	40	Director and President	October, 2018
Douglas Q. Holmes	63	Director	August 2014
Jeanne M. Rickert	66	Director and Chief Legal Officer	August 2014
Scott E. Rickert	66	Chairman of the Board	August 2014
Jaqueline M. Soptick	52	Chief Accounting Officer	February 2017
Howard Westerman	67	Director	May 2007

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

Ronald J. Berman was in the private practice of law from 1980-1987. Mr. Berman co-founded Rock Financial (now Quicken Loans) in 1985 and was a member of its Board of Directors. Mr. Berman cofounded BEG Enterprises and served as its President from 1989 to 1998. Mr. Berman is currently President of R.J. Berman Enterprises, Ltd., a real estate investment company, and practicing law as a sole practitioner. Mr. Berman is a licensed attorney in both Michigan and Florida. Mr. Berman filed for personal bankruptcy in 2011. He is the father of director and officer Tom Berman.

With his experience in legal matters and founding businesses, Mr. Berman provides our board with professional and strategic expertise as well as the benefit of his significant knowledge of business operations.

Tom J. Berman joined us on October 15, 2018, as our President and as a director and he serves as President and CEO of our subsidiary, PEN Brands LLC. Prior to joining us, Mr. Berman was most recently Chief Administrative Officer and General Counsel for Ascion, LLC d/b/a Reverie, a Michigan based Sleep Technology company. At Ascion he was responsible to help to develop that company’s overall business strategy along with leading its business development, HR and IT and Legal departments as well as its real estate management. He was with Ascion from 2012 until 2018. Prior to joining Ascion Mr. Berman founded Berman Law, PLLC. He is a graduate of Michigan State University and of the University of Detroit Mercy School of law. Tom Berman is the son of director Ronald J. Berman.

With his operations experience and experience guiding the growth at Ascion, Mr. Berman will provide operational and strategic guidance especially to our Product segment as well as bringing his viewpoint as a legal professional.

Douglas Q. Holmes is a Managing Director of Somerset NEO LLC, a consulting firm. For over 35 years he served as an investment banker at Lazard Freres & Co., The First Boston Corporation and Kidder, Peabody & Co. before becoming a founding member of, Carleton McCreary Holmes & Co., that was merged with Key Corp., where Mr Holmes was a Senior Managing Director. He was a founding member of, Holmes Hollister & Co., a founding partner of a private equity firm, Full Circle Investments, and a mezzanine fund, Key Mezzanine Partners, and has been a principal and board member in several companies as a financial investor. Mr. Holmes has a wide range of merger and acquisition experience, advising both domestic and international corporations on both buying and selling companies, structuring joint ventures, providing fairness opinions and starting new businesses. His corporate finance experience includes public equity and debt offerings, structuring new asset based securities with complex tax structures and privately placing all forms of capital. Industry experience includes automotive/truck, specialty materials, consumer, healthcare, and natural resources. Mr. Holmes received a B.A. from Kenyon College and an M.B.A. from Tuck at Dartmouth College.

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

Scott E. Rickert has served as Chairman of our Board of Directors since August 2014. He served as our President and Chief Executive Officer from August, 2014 until Mr. Tom Berman was elected President in April, 2019. Mr. Rickert had been the Chief Executive Officer of Nanofilm since 2002, after serving Nanofilm as President from its founding in 1985. Prior to starting Nanofilm, Mr. Rickert was a tenured professor of Macromolecular Science at Case Western Reserve University. He has a B.S. in Chemical Engineering from Cornell University and an M.S. and Ph.D. from Case Western Reserve University. He did post-doctoral work at the University of Pennsylvania. He is married to Jeanne Rickert.

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

Howard Westerman is the Chief Executive Officer of JW Energy Company, a privately held energy development and energy services company headquartered in Dallas, Texas. Mr. Westerman joined JW Energy Company in 1978 and became CEO in 1999. Under his leadership as CEO, the Company’s revenues increased from approximately $70 million to $1 Billion. Mr. Westerman has served on the board of PUDO Inc. since 2015 and he served on the board of Peerless Manufacturing Company from 2006 through 2016. He also serves on numerous charitable and community boards.

As a former executive of an operating company, Mr. Westerman brings operations experience to our board, as well as financial acumen and the perspective of an investor.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2018 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2018.

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

Board Committees and Director Independence

Our securities are not quoted on an exchange that requires a majority of our Board members to be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors. Our board has determined that Messrs. Holmes and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

The Board does not have standing compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company and the current levels of compensation to corporate officers. We will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues relating to the Chairman. Candidates for director nominees are reviewed in the context of the current composition of the Board and the operating and strategic challenges that we face in the next few years. In conducting this assessment, we consider skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), We will seek out individuals with relevant experience to provide strategic guidance and to advise management as we operate our business and introduce new products.

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

In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including discussions of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the consolidated financial statements.

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

In reliance on the reviews and discussions described in this report, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2018; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018. Compensation information is shown for the fiscal years ended December 31, 2018 and December 31, 2017

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2018 and fiscal 2017. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2018 and fiscal 2017 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2018.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date. We did not grant any stock options to named executive officers in 2018 or 2017.

Name & Principal Position	Year	Salary		Stock Awards (1)	All Other Compensation	Total
Tom J. Berman, President (2)	2018	-		$2,000	$30,000	$32,000

Scott E. Rickert, Chairman (3)	2018	$12,000	(4)	$8,000	$-	$20,000
	2017	$157,962	(5)	$14,000	$-	$171,962

Jeanne M. Rickert, Secretary and General Counsel (6)	2018	$12,000	(7)	$8,000	$-	$20,000
	2017	$115,385	(8)	$14,000	$-	$129,385

(1)	All directors are compensated for service on our Board. The compensation in this column reflects awards for attending Board meetings in 2018.
(2)	Mr. Berman was elected to the Board in October 2018 and elected President on April 3, 2019. Compensation was paid in 2018 to Mr. Berman’s law firm at the rate of $10,000 per month starting in October.
(3)	Scott Rickert has served as our Chairman of the Board of Directors since August 22, 2014. Before that, he served as CEO of Nanofilm and NanoHolding.
(4)	In connection with the investment by PEN Comeback, LLC in October, 2018, Mr. Rickert agreed to forgive any unpaid salary and to take a salary of $1,000 per month for 2018 and 2019. This column reflects salary earned for the year. Of this, $4,000 was paid in cash and the balance of $8,000 remains accrued and unpaid.
(5)	At the end of 2017, $47,038 of Mr. Rickert’s salary of $205,000 was accrued and unpaid. In connection with the investment by PEN Comeback, LLC, the unpaid portion was forgiven.
(6)	Jeanne Rickert has served as our Secretary and General Counsel since August 27, 2014. Previously, she served in those roles for Nanofilm and NanoHolding.
(7)	In connection with the investment by PEN Comeback, LLC, Ms. Rickert agreed to forgive any unpaid salary and to take a salary of $1,000 per month for 2018 and 2019. This column reflects salary earned for the year. Of this, $4,000 was paid in cash and the balance of $8,000 remains accrued and unpaid.
(8)	At the end of 2017, $34,615 of Ms. Rickert’s salary of $150,000 was accrued and unpaid. In connection with the investment by PEN Comeback, LLC, the unpaid portion was forgiven.

Neither Scott or Jeanne Rickert has an employment agreement. Mr. Berman’s contract runs from April 1, 2019 through December 31, 2020. His salary is $12,500 per month in 2019 and increases to $15,000 per month for 2020. Mr. Berman is also entitled to a cash bonus of 10% of the amount by which revenue at PEN Brands for any calendar quarter of 2019 or 2020 exceeds $450,000, subject to an annual cap on the cash bonus payment of $200,000 for each year. If he is terminated other than for cause, he will still be entitled to earn the bonus for 2019 and 2020, but the bonus rate will only be 10% for revenue booked after his departure. If the cap on the cash payment for the bonus is reached in either year, Mr. Berman will vest in options to purchase an additional 100,000 shares of stock at a price of $0.55 per share.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding at December 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights hat have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tom J. Berman	0	0	0	0		0		0

Scott E Rickert	0	0	0	0		0		0

Jeanne M. Rickert	0	0	0	0		0		0

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2018. Amounts paid to Tom Berman, Scott Rickert and Jeanne Rickert are shown in the summary Compensation Table for named executive officers.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Ronald J. Berman	$0	$8,000	-0-	-0-	$8,000
Douglas Q. Holmes	$0	$8,000	-0-	-0-	$8,000
Howard Westerman	$0	$8,000	-0-	-0-	$8,000

(1)	No option awards were made to Directors or executive officers in 2018 or 2017. Mr. Berman holds options for 1,744 shares and Mr. Westerman holds options for 1,059 shares from prior period grants.

All directors are compensated for 2018 with a fee of $2,000 per meeting. The fee is payable in shares of our Class A common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

See table and related explanations under item 5 above regarding Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of October 7, 2019 with respect to each person who is known to us to be the beneficial owner of more than five percent of our Class A common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class(1)
Ronald J. Berman 701 Brickell Ave., Suite 1550 Miami, FL 33131	1,041,177	(2)	10	%(3)
Scott E. Rickert 701 Brickell Ave., Suite 1550 Miami, FL 33131	563,601	(4)	6	%(5)
Jeanne M. Rickert 701 Brickell Ave., Suite 1550 Miami, FL 33131	558,476	(5)	6%

(1)	Percentages assume that all derivative securities presently exercisable have been exercised and reflect the holder’s economic ownership.

(2)	Mr. Berman owns directly 404,505 shares and options for 1744 shares. The balance of his ownership is held indirectly through an investment in PEN Comeback LLC.

(3)	Mr. Berman and Tom Berman share equally the voting and dispositive power over the holdings of both PEN Comeback, LLC and PEN Comeback 2, LLC. By virtue of his role at PEN Comeback, Mr. Berman shares with Tom Berman voting control over the securities held by that entity. By virtue of his role at PEN Comeback and PEN Comeback 2, Mr. Berman’s voting control is 49% of the fully diluted shares outstanding.

(4)

As the sole general partner of Rickert Family, Limited partnership, Mr. Rickert has voting and investment power over the 1,564,499 shares of Class A common stock held by the partnership. Mr. Rickert disclaims beneficial ownership of the shares for which he does not have a pecuniary interest.

(5)	By virtue of his role as general partner of the family limited partnership, Mr. Rickert’s voting power is 16% of the fully diluted shares outstanding.

Set forth in the table below is information as of October 7, 2019 with respect to the beneficial ownership of Class A common stock by our directors and Named Executive Officers.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Economic Percentage Ownership	Voting and Dispositive Power
Ronald J Berman	1,041,177	10.2%	49%
Tom J. Berman	263,444	2.6%	46%
Douglas Q. Holmes	33,748	(5)	(5)
Jeanne M. Rickert (3)	558,476	5.5%	(5)
Scott E. Rickert (4)	563,601	5.5%	16%
Jacqueline M. Soptick	76,191	(5)	(5)
Howard Westerman	246,183	2.4%	1%
All directors and officers as a group	2,709,085	26.4	67%

(1)	Includes options held directly by the following individuals that are presently exercisable:

Mr. Berman	1,744
Ms. Soptick	479
Mr. Westerman	1,059

(2)	Includes indirect ownership by Messrs. Tom and Ron Berman and Mr. Westerman in warrants held by PEN Comeback LLC that are presently exercisable.

(3)	Shares reported include 42,623 shares owned directly, and an additional 1,564,499 shares of Class A common stock beneficially owned through Rickert Family, Limited Partnership. The shares owned by Rickert Family, Limited Partnership are also included in the shares owned by Mr. Rickert because of his voting and dispositive power of those shares.

(4)	Shares reported include 42,623 shares owned directly, and an additional 1,564,499 shares over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of 1,041,956 shares held by Rickert Family, Limited Partnership in which he does not have a pecuniary interest.

(5)	Ownership represents less than 1%.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Until May 2017, Carl Zeiss, Inc. owned more than 5% of our Class Z common stock and until that time James Sharp, President and Chief Executive Officer of Carl Zeiss, Inc., served as one of our directors. During the year ended December 31, 2017, we sold products to a Zeiss related company. Sales to the related party totaled $168,255 for the year ended December 31, 2017. Accounts receivable from the related party totaled $14,266 at December 31, 2017.

Our board has determined that Messrs. Holmes and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

Corporate governance.

See discussion under item 10 above.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Tama, Budaj and Raab for the fiscal year ended 2018, and Salberg & Company., P.A., for the fiscal year ended 2017 for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$47,500	$81,000
Audit Related Fees	$-	$-
Tax Fees	$4,500	$-
All Other Fees	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-1 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PEN Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on January 26, 2016).

3.3	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

4.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

4.2	Restricted Stock Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (incorporated herein by reference to Exhibit 10.7, Annex B of the Company’s Form 8-K filed with the SEC on March 11, 2014).

4.3	Piggyback Registration Rights Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (incorporated herein by reference to Exhibit 10.7, Annex C of the Company’s Form 8-K filed with the SEC on March 11, 2014).

4.4	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.5	Form of Warrant issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.6	Form of Option issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.7	Form of Warrant Option issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.8*+	Option dated April 4, 2019 issued to Tom J. Berman

4.9*	Registration Rights Agreement, dated September 6, 2019, by and between PEN Inc., and PEN Comeback 2, LLC

4.10*	Form of Warrant issued to PEN Comeback 2, LLC

10.1	Loan and Security Agreement effective as of April 4, 2014 by and between Nanofilm Ltd. And Mackinac Commercial Credit, LLC (incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.2	First Amendment to Loan and Security Agreement, effective as of April 4, 2015 between Nanofilm, Ltd. And Mackinac Commercial Credit, LLC (incorporated herein by reference to the Company’s Form 10K filed with the Commission on June 15, 2018).

10.3	Second Amendment to Loan and Security Agreement, dated April 3, 2017 between Nanofilm, Ltd. And Mackinac Commercial Credit ABL Division of MBank (incorporated herein by reference to Exhibit 10.1 of the Company’s form 10-Q filed with the Commission on May 22, 2017).

10.4	Amended and Restated Revolving Credit Loan Note, dated April 3 2017 to Mackinac Commercial Credit ABL Division of MBank from Nanofilm, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s form 10-Q filed with the Commission on May 22, 2017).

10.5	Third Amendment to Loan and Security Agreement and Loan documents, dated October 17, 2017 between PEN Brands LLC and Mackinac Commercial Credit ABL Division of MBank (incorporated herein by reference to Exhibit 10.1 of the Company’s form 10-Q filed with the Commission on November 14, 2017).

10.6	Fourth Amendment to Loan and Security Agreement and Loan Documents, dated March 30, 2018 between PEN Brands LLC and MBank assignee of Mackinac Commercial Credit (incorporated herein by reference to the Company’s Form 10K filed with the Commission on June 15, 2018).

10.7	Fifth Amendment to Loan and Security Agreement and Loan Documents, dated as of August 8, 2018 by and between PEN Brands LLC and MBank (incorporated herein by reference to the Company’s Form 10K filed with the Commission on June 15, 2018).

10.8	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.9*	Amendment to Commercial Promissory Note dated June 18, 2019, between PEN Brands LLC and KeyBank National Association

10.10	Amended and Restated 2002 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).

10.11	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).

10.12	Nanofilm Ltd. Equity Credit Incentive Program (incorporated herein by reference to Exhibit 10.16 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.13	Nanofilm Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.14	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on March 30, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEN Inc.
(Registrant)

By:	/s/ Jeanne M. Rickert
Jeanne M. Rickert
Secretary
Date:	November 13, 2019

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

Signature	Title	Date

/s/ Scott R. Rickert	Chairman	November 13, 2019
Scott E Rickert

/s/ Jacqueline M. Soptick	Chief Accounting Officer	November 13, 2019
Jacqueline M. Soptick	(principal financial and accounting officer)

/s/ Tom J. Berman	Director & President	November 13, 2019
Tom J. Berman	(principal executive officer)

/s/ Ronald J. Berman	Director	November 13, 2019
Ronald J. Berman

/s/ Douglas Q. Holmes	Director	November 13, 2019
Douglas Q. Holmes

/s/ Jeanne Rickert	Director	November 13, 2019
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	November 13, 2019
Scott E. Rickert

/s/ Howard Westerman	Director	November 13, 2019
Howard Westerman

