Form 10-Q
period 2019-03-31
PEN INC.
filed 2019-12-19
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

As of November 20, 2019, the registrant had 5,827,633 shares of Class A Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$201,064	$221,502
Restricted cash	$-	$85,000
Accounts receivable, net	125,817	307,554
Inventory	897,943	827,527
Prepaid expenses and other current assets	59,726	81,864
Total Current Assets	1,284,550	1,523,447
Property, plant and equipment, net	318,066	328,028
Other assets	32,196	32,196
Total Assets	$1,634,812	$1,883,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,309,745	$1,375,042
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	440,515	478,155
Customer deposits	-	-
Bank revolving line of credit	-17,477	330,892
Current portion of notes payable	74,381	73,562
Advances from related parties	140,000	140,000
Deferred revenue	99,599	89,730
Total Current Liabilities	2,066,650	2,507,268
Notes payable, net of current portion	129,797	129,798
Total Liabilities	2,196,447	2,637,066

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 4,299,620 and 3,741,481 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	429	374
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	6,126,545	5,886,600
Accumulated deficit	(6,688,609)	(6,640,370)
Total Stockholders’ Deficit	(561,635)	(753,396)
Total Liabilities and Stockholders’ Deficit	$1,634,812	$1,883,671

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)
REVENUES:

Products	$441,488	$1,142,575
Contract services	316,373	300,950

Total Revenues	757,861	1,443,525

COST OF REVENUES:
Products	182,956	804,687
Contract services	393,256	301,572

Total Cost of Revenues	576,212	1,106,259

GROSS PROFIT	181,649	337,266

OPERATING EXPENSES:
Selling and marketing expenses	9,046	41,696
Salaries, wages and related benefits	31,291	164,024
Research and development	45	8,193
Professional fees	93,052	172,438
General and administrative expenses	143,777	147,309

Total Operating Expenses	277,211	533,660

INCOME (LOSS) FROM OPERATIONS	(95,562)	(196,394)

OTHER (EXPENSE) INCOME:
Interest expense	(2,594)	(16,341)
Other income, net	49,917	192,217

Total Other (Expense) Income	47,323	175,876

NET INCOME (LOSS)	$(48,239)	$(20,518)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,978,173	3,081,355
Diluted	3,978,173	3,081,355

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	1,653,322	$165	1,423,252	$142	-	-	$5,490,925	$(6,587,237)	$(1,096,005)

Common stock issued for cash, net of issuance costs	4,443	55	9,438	$1			18,742		$18,743

Net loss	-	-	-	-	-	-	-	$(20,518)	$(20,518)

Balance, March 31, 2018	1,657,765	165	1,432,690	-	-	-	$5,509,667	$(6,607,755)	$(1,097,780)

Balance, December 31, 2018	3,741,481	$374	-	$-	-	$-	$5,886,600	$(6,640,370)	$(753,396)

Common stock issued for cash, net of issuance costs	558,139	$55					$223,200		$223,255

Warrants , options, and warrant options on private placement							$16,745		$16,745

Net loss	-	-	-	-	-	-	-	$(48,239)	$(48,239)

Balance, March 31, 2019	4,299,620	$429	-	-	-	-	$6,126,545	$(6,688,609)	$(561,635)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,239)	$(20,518)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	35,381	9,766
Depreciation and amortization expense	12,444	16,272
Amortization of deferred lease incentives	-	-
Loss (gain) on sale of property, plant and equipment, net	-	-
Stock-based compensation	55	8,744
Change in operating assets and liabilities:
Accounts receivable	181,737	(373,314)
Accounts receivable - related party	-	14,226
Inventory	(105,797)	(296,423)
Prepaid expenses and other assets	22,138	(27,942)
Accounts payable	(65,297)	(129,068)
Accounts payable - related parties	-	-
Customer deposits	-	(169,970)
Accrued expenses	(37,640)	351,957
Deferred revenue	9,869	68,887

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,651	(547,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,482)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,482)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	-	1,157,600
Repayment of bank lines of credit	(348,369)	(606,571)
Repayment of bank loans	818	(18,066)
Proceeds from sale of common stock	239,944	-
Payment of issuance costs related to sale of common stock	-	-
Proceeds from advances from related parties	-	25,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(107,607)	557,963

NET DECREASE IN CASH	(105,438)	10,580

CASH, beginning of year	306,502	233,299

CASH, end of period	$201,064	$243,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$2,594	$16,341
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of accrued salary to notes payable - long-term	$-	$-
Accrued director fees settled with common stock	$-	$9,999

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$201,064	$158,879
Restricted cash	-	85,000

Total cash and restricted cash	$201,064	$243,879

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on November 13, 2019.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on November 14, 2019, the Company had a net loss of $53,135 and $687,068 for the years ended December 31, 2018 and 2017. Additionally, the Company had a net loss of $48,239 for the three months ended March 31, 2019. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $6,688,609, $561,635 and $782,100, respectively, at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. During 2018 and 2019, management took measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company accounts for no instruments at fair value using level 3 valuation.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$808,642	$823,283
Finished goods	510,154	389,716
	1,318,796	1,212,999
Less: reserve for obsolescence	(420,853)	(385,472)
Inventory, net	$897,943	$827,527

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2019 or 2018.

Revenue Recognition

Pursuant to the guidance of ASC Topic 606 the Company recognizes sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the purchase price is fixed or determinable and collectability is reasonably assured.

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

Sales Incentives and Consideration Paid to Customers

The Company historically accounted for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three months ended March 31, 2019 the Company recorded $0 as a reduction of sales related to sales incentives as compared to $21,041 for the prior period.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended March 31, 2019 and 2018 shipping and handling costs amounted to $16,521 and $33,325, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended March 31, 2019 and 2018 were $45 and $8,193, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended March 31, 2019 and 2018 were $146 and $405, respectively, and are included in selling and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2019 or December 31, 2018.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2019, and December 31, 2018, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 6) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2019	December 31, 2018
Stock options	559,573	8,726
Stock warrants	1,109,698	551,559
Restricted stock	37,778	37,778
Warrant Options	550,847	550,847
Total	2,257,905	1.148,910

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 8).

Net loss per share for common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Class A common stock	$(0.01)	$(0.01)
Class B common stock	$-	$(0.01)

Weighted average shares outstanding:
Class A common stock	3,978,173	1,654,852
Class B common stock	-	1,426,503
Total weighted average shares outstanding	3,978,173	3,081,355

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

On January 31, 2019, PEN Brands paid $172,101 to the lender. This payment, and the application of $85,000 in cash collateral held by the lender paid in full the outstanding principal balance, accrued interest and fees due to the lender. The parties also terminated the revolving credit line agreement and note originally executed in April 2014 that was renewed in August 2018.

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2018, the principal amount due under the Equipment Note amounted to $179,399. As of March 31, 2019, $68,182 and $99,174, represent the current and non-current portion due under this note.

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

On May 31, 2016, in connection with a restatement of our agreement with a former research partner, we delivered a promissory note to repay amounts previously advanced to us and accrued. The initial principal amount was $51,239 bearing interest at 5% per annum. Installment payments include both principal and interest. After an initial payment of $2,000, the note requires payments of $1,000 for eleven months, payments of $2,000 for the following 12 months and monthly payments of $3,000 thereafter until paid in full. The principal balance due on December 31, 2018 was $28,351, all classified as a current liability. At March 31, 2018 the principal balance due was $22,682.05 all classified as a current liability.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

Future principal payments of notes payable are as follows:

Year	As of March 31, 2019	As of December 31, 2018
2019	74,381	73,562
2020	74,914	74,913
2021		-
2022		-
Thereafter	54,882	54,882
Total	$204,177	$203,357

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Issuances of Common Stock

Sales of Common Stock and Derivative Equity Securities

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

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock options outstanding at March 31, 2019 remain at 559,573, unchanged from December 31, 2018. No options were exercised, expired or issued during the period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2018	559,573	$
Exercised	-
Expired	-
Outstanding March 31, 2019	559,573	$		$-

Exercisable March 31, 2019	559,573	$		$-

Warrants

As of March 31, 2019, there were outstanding and exercisable warrants to purchase (1) 712 shares of common stock with a weighted average exercise price of $2.81 per share and a weighted average remaining contractual term of 31 months, and (2) 1,108,986 shares of Class A common stock at a weighted average exercise price of 1.50 per share with a weighted average remaining contractual term of 25 months. As of March 31, 2019, there were outstanding 550,847 warrant options exercisable only if the related options were also exercisable. As of March 31, 2019, there was no intrinsic value for the warrants or the warrant options.

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

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended March 31, 2019 and 2018, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $0 and $0, respectively. At March 31, 2019, there is no unamortized stock-based compensation expense to be recognized in future periods. See Note 11 – Subsequent Events for information about the forfeiture of these shares.

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

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2018, 17,284 Class A common shares had been were issued under the Plan. As of December 31, 2018, 93,827 shares are available for future issuance.

NOTE 7 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the three months ended March 31, 2019 and 2018 are as follows:

	Revenues
	For the Three Months Ended March 31,
	2019	2018
Customer A	11%	30%
Customer B	* %	15%
Customer C	19	*
Customer D	13	*
Total	43%	45%

	Accounts Receivable
	As of March 31, 2019		As of March 31, 2018
Customer A	*	%	38%
Customer B	*	%	23*	%
Customer C	12		*	%
Total	12%		61%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the three months ended March 31, 2019 and 2018, total sales in the United States represent approximately 90% and 96% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended March 31, 2019 and 2018.

Vendor Concentrations

Vendor concentrations for inventory purchases for the three months ended March 31, 2019 and 2018 are:

	For the Three Months Ended March 31,
	2019		2018
Vendor A	52%		23%
Vendor B	*	%	19%
Vendor C	*	%	15%
Vendor D	*	%	10%
Vendor E	16%		* %
Total	68%		67%

*Less than 10%

NOTE 8 – STOCK APPRECIATION PLAN

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at March 31, 2019 and December 31, 2018. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,290, at March 31, 2019 and December 31, 2018. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 9 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2019 and 2018 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Revenues:
Product segment	$441,488	$1,142,575
Contract services segment	316,373	300,950
Total segment and consolidated revenues	$757,861	$1,443,525
Cost of revenues:
Products	$182,956	$804,687
Contract services segment	393,256	301,572
Total segment and consolidated cost of revenues	$576,212	$1,106,259

Gross profit (loss):
Product segment	$258,532	$337,888
Contract services segment	(76,883)	(622)
Total segment and consolidated gross profit	$181,649	$337,266
Gross margin:
Product segment	58.6%	29.6%
Contract services segment	-24.3%	-0.2%
Total gross margin	24.0%	23.4%
Segment operating expenses:
Product segment	155,190	321,154
Contract services segment	65,031	39,399
Total segment operating expenses	220,221	360,552

Income (loss) from operations:
Product segment	$103,342	$16,734
Contract services segment	(141,914)	(40,021)
Total segment income (loss)	(38,571)	(23,286)
Unallocated costs	(56,991)	(173,108)
Total consolidated loss from operations	$(95,562)	$(196,394)

Depreciation and amortization:
Product segment	$12,444	$16,272
Contract services segment	-	-
Total segment depreciation and amortization	12,444	16,272
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$12,444	$16,272

Capital additions:
Product segment	$-	$-
Contract services segment	-	-
Total segment capital additions	-	-
Unallocated capital additions	-	-
Total consolidated capital additions	$-	$-

	March 31, 2019	March 31, 2018
Segment total assets:
Product segment	$1,429,764	$2,621,031
Contract services segment	192,507	202,264
Corporate	12,541	25,975
Total consolidated total assets	$1,634,812	$2,849,270

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

Sales of Common Stock and Derivate Equity Securities

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

On December 10, 2019, we sold an additional 272,059 shares of Class A common stock in a private placement to PEN Comeback 2, LLC at a per share price of $0.65 for aggregate proceeds of $176,838. At the same time the investor bought 272,055 warrants to purchase up to 272,055 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $0.03 per warrant for an aggregate of $8,162.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2019 were (i) the Product Segment and (ii) the Contract services Segment. For the three months ended March 31, 2018, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2019 and 2018.

Comparison of Results of Operations for the Three Months ended March 31, 2019 and 2018

Revenues:

For the three months ended March 31, 2019 and 2018, revenues consisted of the following:

	Three Months Ended March 31,
	2019	2018
Sales:
Product segment	$441,488	$1,142,575
Contract services segment	$316,373	300,950
Total segment and consolidated sales	$757,861	$1,443,525

For the three months ended March 31, 2019, sales from the Product segment decreased by $701,087 or 61% as compared to the three months ended March 31, 2018. This reflects the loss of several large customers who ceased ordering from us in May, 2018.

For the three months ended March 31, 2019, sales from the Contract services segment increased by $15,423 or 5% as compared to the three months ended March 31, 2018.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended March 31, 2019, cost of revenues decreased by $530,047 or 48% as compared to the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018
Cost of revenues:
Product segment	$182,956	$804,687
Contract services segment	393,256	301,572
Total segment and consolidated cost of revenues	$576,212	$1,106,259

Gross profit and gross margin

Gross profit and gross margin by segment is as follows:

	Three Months Ended March 31,
Gross Profit	2019	%	2018	%
Product Segment	$258,532	58.6%	$337,888	29.6
Contract services segment	$(76,883)	(24.3)%	(622)	(0.2)
Total gross profit	$181,649	24%	$337,266	23.4

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2019, as compared to the comparable 2018 periods, the margin in the Product segment was significantly improved due to cost cutting and price increases on products. The margin for the Contract research segment for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was hurt by costs related to the move of our Austin facilities.

Operating expenses

For the three months ended March 31, 2019, operating expenses decreased by $256,449 or 48% compared to the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended March 31,
	2019	2018
Selling and marketing expenses	$9,046	$41,696
Salaries, wages and related benefits	31,291	164,024
Research and development	45	8,193
Professional fees	93,052	172,438
General and administrative expenses	143,777	143,309
Total	$277,211	$533,660

●	For the three months ended March 31, 2019, selling and marketing expenses decreased by $32,650 or 78% as compared to the three months ended March 31, 2018 due to lower commission payments.

●	For the three months ended March 31, 2019, salaries, wages and related benefits decreased by $132,733 or 81%, as compared to the three months ended March 31, 2018. These decreases were attributable to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended March 31, 2019, research and development costs decreased by $8,148 or 99%, as compared to the three months ended March 31, 2018, as work on new products was halted as a cost cutting measure.

●	For the three months ended March 31, 2019, professional fees decreased by $79,386 or 46%, as compared to the three months ended March 31, 2018 due to changes we made in our outside providers and reduced dependence on consultants.

●	For the three months ended March 31, 2019, general and administrative expenses increased by $468 or 3% as compared to the three months ended March 31, 2018.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2019, loss from operations amounted to $95,562 as compared to $196,394 for the three months ended March 31, 2018, a decrease of $100,832 or 51%.

Other income (expense)

For the three months ended March 31, 2019, other income was $47,323 as compared to other income of $175,876 for the three months ended March 31, 2018, a decrease of $128,024 or 73%. There was an increase in fees and interest expense of $13,747 due to the payoff of the credit facility and a decrease in other income of $142,300 due in large part to the move to new facilities in Austin and the end of sublease income at the old facility.

Net loss

For the three months ended March 31, 2019, net loss amounted to $(48,239) as compared to a loss of $(20,518) for the three months ended March 31, 2018. For the three-month period the difference was $27,721 or 135%

For the three months ended March 31, 2019 net (loss) amounted to $(0.01) per Class A common share (basic and diluted), the same as it was for the comparable period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $782,100 and $201,064 of unrestricted cash as of March 31, 2019 and working capital deficit of $983,822 and $221,502 of unrestricted cash as of December 31, 2018.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to March 31, 2019:

			December 31, 2018 to March 31, 2019
	March 31, 2019	December 31, 2018	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,284,550	$1,523,447	$(238,987)	-15.68%
Total current liabilities	2,066,650	2,507,268	(440,618)	-17.37%
Working capital deficit:	$(782,100)	$(983,822)	$201,722	-20.50%

The decrease in current assets was a combination of a reduction in inventory and a substantial decrease in accounts receivable. The decrease in current liabilities was due principally to the payoff of the revolving credit facility.

Net cash provided by operating activities was $4,651 for the three months ended March 31, 2019 as compared to cash used in operating activities of $547,383 for the three months ended March 31, 2018, a net change of $552,133 or negative 101%. Net cash provided by operating activities for the three months ended March 31, 2019 primarily reflected a net loss of $(48,239) adjusted for add-backs of $47,880 and changes in operating assets of ($5,010).

Net cash flow used in investing activities was $(2,482) for the three months ended March 31, 2019 and $0 for the three months ended March 31, 2018.

Net cash used in financing activities of $107,607 reflecting the pay off of the revolving credit facility and proceeds from the sale of common stock and equity derivatives. As compared to cash provided by financing activities of $557,963 in the same period in 2018. In 2018 borrowing under the credit facility was greater than the pay-downs on the loan.

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

On January 31, 2019, PEN Brands paid $172,101 to the lender. This payment, and the application of $85,000 in cash collateral held by the lender paid in full the outstanding principal balance, accrued interest and fees due to the lender. The parties also terminated the revolving credit line agreement and note originally executed in April 2014 that was renewed in August 2018.

Equipment Financing

On February 10, 2015, PEN Brands entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2019, the principal amount due under the Equipment Note amounted to $74,380. See Note 11.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Common Stock and Derivate Equity Securities

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

On December 10, 2019, we sold an additional 272,059 shares of Class A common stock in a private placement to PEN Comeback 2, LLC at a per share price of $0.65 for aggregate proceeds of $176,838. At the same time the investor bought 272,055 warrants to purchase up to 272,055 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $0.03 per warrant for an aggregate of $8,162.

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

PEN Inc. (Registrant)

Date: December 19, 2019	/s/ Tom J. Berman
Tom J. Berman,
President

Date: December 19, 2019	/s/ Jaqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

