Form 10-Q
period 2019-06-30
PEN INC.
filed 2020-01-08
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

PEN INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Denison Court
Bloomfield Hills, MI	48302
(Address of principal executive offices)	(Zip Code)

(844) 273-6462

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	PENC	OTC Markets

Former name or former address, if changed since last report: 701 Brickell Ave, Suite 1550, Miami, FL 33131.

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

As of December 17, 2019, the registrant had 6,099,692 shares of Class A Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2019	December 31 2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$270,736	$221,502
Restricted cash	-	85,000
Accounts receivable, net	122,161	307,554
Inventory	725,009	827,527
Prepaid expenses and other current assets	42,694	81,864
Total Current Assets	1,160,600	1,523,447
Property, plant and equipment, net	304,094	328,028
Other assets	32,196	32,196
Total Assets	$1,496,890	$1,883,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,243,226	$1,375,042
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	274,305	478,155
Bank revolving line of credit	-	330,892
Current portion of notes payable	48,641	73,562
Advances from related parties	140,000	140,000
Deferred revenue	80,838	89,730
Total Current Liabilities	1,806,897	2,507,268
Notes payable, net of current portion	155,537	129,798
Total Liabilities	1,962,434	2,637,066

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 5,306,549 and 3,741,481 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	530	374
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	6,565,444	5,886,600
Accumulated deficit	(7,031,518)	(6,640,370)
Total Stockholders’ Deficit	(465,544)	(753,396)
Total Liabilities and Stockholders’ Deficit	$1,496,890	$1,883,671

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Products	$383,827	$919,557	$825,315	$2,062,132
Contract services	267,812	447,896	584,185	748,846

Total Revenues	651,639	1,367,453	1,409,500	2,810,978

COST OF REVENUES:
Products	374,065	650,816	557,021	1,455,503
Contract services	229,097	289,741	622,353	591,313

Total Cost of Revenues	603,162	940,557	1,179,374	2,046,816

GROSS PROFIT	48,477	426,896	230,126	764,162

OPERATING EXPENSES:
Selling and marketing expenses	17,298	(12,920)	26,344	28,776
Salaries, wages and related benefits	128,489	191,047	159,780	355,071
Research and development	41,024	2,251	41,069	10,444
Professional fees	72,920	150,802	165,972	323,240
General and administrative expenses	140,855	143,368	284,632	290,677

Total Operating Expenses	400,586	474,548	677,797	1,008,208

INCOME (LOSS) FROM OPERATIONS	(352,109)	(47,652)	(447,671)	(244,046)

OTHER (EXPENSE) INCOME:
Interest expense	(5,159)	(26,271)	(7,753)	(42,612)
Loss on settlement reserve	4,654		4,654
Other income, net	9,705	53,121	59,622	245,338

Total Other (Expense) Income	9,200	26,850	56,523	202,726

NET INCOME (LOSS)	$(342,909)	$(20,802)	$(391,148)	$(41,320)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.08)	$(0.01)	$(0.09)	$(0.01)
Diluted	$(0.08)	$(0.01)	$(0.09)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,472,389	3,092,220	4,312,554	3,087,694
Diluted	4,472,389	3,092,220	4,312,554	3,087,694

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	4,299,620	$429	-	$-	-	$-	$6,126,545	$(6,688,609)	$(561,635)

Common stock issued for cash, net of issuance costs	965,115	97					385,950		386,047

Common stock issued for services	41,814	4					23,996		24,000

Warrants , options, and warrant options on private placement							28,953		28,953

Net loss								(342,909)	(342,909)

Balance, June 30, 2019	5,306,549	530	-	-	-	-	6,565,444	(7,031,518)	(465,544)

Balance, March 31, 2018	1,657,765	$165	1,432,690	$143	-	$-	$5,509,667	$(6,607,755)	$(1,097,780)

Common stock issued for services	5,043	1	3,362	1			9,996		9,998

Net loss								(20,802)	(20,802)

Balance, June 30, 2018	1,662,808	$166	1,436,052	$144	-	$-	$5,519,664	$(6,628,557)	$(1,108,583)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(unaudited)

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	3,741,481	$374	-	$-	-	$-	$5,886,600	$(6,640,370)	$(753,396)

Common stock issued for cash, net of issuance costs	1,523,254	152					609,150		609,302

Common stock issued for services	41,814	4					23,996		24,000

Warrants , options, and warrant options on private placement							45,698		45,698

Net loss								(391,148)	(391,148)

Balance, June 30, 2019	5,306,549	530	-	-	-	-	6,565,444	(7,031,518)	(465,544)

Balance, December 31, 2017	1,653,322	$165	1,423,252	$142	-	$-	$5,490,925	$(6,587,237)	$(1,096,005)

Common stock issued for cash, net of issuance costs	4,443		9,438	1			18,743		18,744

Common stock issued for services	5,043	1	3,362	1			9,996		9,998

Net loss								(41,320)	(41,320)

Balance, June 30, 2018	1,662,808	$166	1,436,052	$144	-	$-	$5,519,664	$(6,628,557)	$(1,108,583)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391,148)	$(41,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	17,527	28,641
Depreciation and amortization expense	26,416	32,261
Stock-based compensation	156	8,746
Change in operating assets and liabilities:
Accounts receivable	185,393	(188,249)
Accounts receivable - related party	-	14,226
Inventory	84,991	(347,385)
Prepaid expenses and other assets	39,170	(129,424)
Accounts payable	(131,868)	(102,282)
Accounts payable - related parties	-	-
Customer deposits	-	(134,224)
Accrued expenses	(203,850)	495,272
Deferred revenue	(8,892)	(12,396)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(382,053)	(376,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,483)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	(2,483)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	-	1,903,600
Repayment of bank lines of credit	(330,892)	(1,509,374)
Repayment of bank loans	818	(40,803)
Proceeds from sale of common stock	678,844	-
Payment of issuance costs related to sale of common stock	-	-
Proceeds from advances from related parties	-	25,000

NET CASH USED IN FINANCING ACTIVITIES	348,770	378,423

NET DECREASE IN CASH	(35,766)	2,289

CASH, beginning of year	306,502	233,299

CASH, end of period	$270,736	$235,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$7,753	$42,612
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of accrued salary to notes payable - long-term	$-	$-
Accrued director fees settled with common stock	$-	$19,997

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$270,736	150,588
Restricted cash	-	85,000

Total cash and restricted cash	$270,736	$235,588

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on November 13, 2019.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on June 15, 2019, the Company had a net loss of $53,135 and $687,068 for the years ended December 31, 2018 and 2017. Additionally, the Company had a net loss of $342,909 and $391,148 for the three and six months ended June 30, 2019. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $7,031,518, $465,544 and $646,297, respectively, at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2018 and continuing in the first two quarters of 2019, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and six months ended June 30, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the fair value of assets acquired and liabilities assumed in the merger, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$692,849	$823,283
Finished goods	435,160	389,716
	1,128,009	1,212,999
Less: reserve for obsolescence	(403,000)	(385,472)
Inventory, net	$725,009	$827,527

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2019 and 2018.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For the three and six months ended June 30, 2019, the Company recorded $0 and $0, respectively, as a reduction of sales related to sales incentives which was the same as the prior three and six month periods.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended June 30, 2019 and 2018 shipping and handling costs amounted to $30,003 and $33,115, respectively, $43,524 and $66,440 for the six months ended June 30, 2019 and 2018, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended June 30, 2019 and 2018 were $41,024 and $41,069, respectively, and were $41,069 and $146,431for the six months ended June 30, 2019 and 2018, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended June 30, 2019 and 2018 were $3,416 and $95, respectively, and were $1,980 and $500 for the six months ended June 30, 2019 and 2018, respectively, and are included in sales and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2019 or December 31, 2018.

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

Loss Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2019, and December 31, 2018, 37,778 contingently issuable common shares that are issuable based on certain market conditions (see Note 9) are not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2019	December 31, 2018
Stock options	8,726	8,726
Stock warrants	2,074,813	551,559
Restricted stock	37,778	37,778
Warrant Options	-	550,847
Total	2,121,317	1.148,910

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 9).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Class A common stock	$(0.08)	$(0.01)	$(0.09)	$(0.01)
Class B common stock	$-	$(0.01)	$-	$(0.01)

Weighted average shares outstanding:
Class A common stock	4,472,389	1,658,824	4,312,554	1,657,375
Class B common stock		1,433,396		1,430,319
Total weighted average shares outstanding	4,472,389	3,092,220	4, 312,554	3,087,694

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

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2018, the principal amount due under the Equipment Note amounted to $179,399, respectively. As of June 30, 2019, $68,182 and $79,898, represent the current and non-current portion due under this note.

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

Future principal payments of notes payable are as follows:

Year	As of June 30, 2019	As of December 31, 2018
2019	48,641	73,562
2020	100,654	74,913
2021		-
2022		-
Thereafter	54,882	54,882
Total	$204,177	$203,357

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

On May 10, 2019, we sold 523,255 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,255 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that PEN shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

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

Common Stock Issued for Services

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

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	559,573	$			$-
Exercised	-			-	-
Expired	(550,847)		$4.34	-	-
Balance Outstanding June 30, 2019	8,726		$59.21	1.44	$-

Exercisable, June 30, 2019	8,726		$59.21	1.44	$-

Warrants

As of June 30, 2019, there were outstanding and exercisable warrants to purchase (1) 712 shares of common stock with a weighted average exercise price of $2.81 per share and a weighted average remaining contractual term of 31 months, and (2) 2,074,813 shares of Class A common stock at a weighted average exercise price of 1.50 per share with a weighted average remaining contractual term of 33.7 months. As of June 30, 2019, there were outstanding 550,847 warrant options expired unexercised. As of June 30, 2019, there was no intrinsic value for the warrants.

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

Any shares that have not vested five years after the effective date will be forfeited. We also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if we are registering our shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards was recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three and six months ended June 30, 2019 and 2018, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $0 and $0, respectively. At June 30, 2019, there is no unamortized stock-based compensation expense to be recognized in future periods. See Note 11 – Subsequent Events for information about the forfeiture of these shares

Conversion of Class Z Common Stock

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

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2018, 17,284 Class A common shares had been were issued under the Plan. As of June 30, 2019, 93,827 shares are available for future issuance.

NOTE 7 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the six months ended June 30, 2019 and 2018 are as follows:

	Revenues
	For the six months ended June 30,
	2019	2018
Customer A	* %	32%
Customer B	* %	10%
Customer C	13%	* %
Customer D	11%	* %
Total	24%	42%

*Less than 10%

	Accounts Receivable
	As of	As of
	June 30, 2019	June 30, 2018
Customer A	23%	*	%
Customer B	14%	*	%
Customer A	* %	42
Customer B	* %	12
Total	37%	54%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the six months ended June 30, 2019 and 2018, total sales in the United States represent approximately 83% and 96% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the six months ended June 30, 2019 and 2018.

Vendor Concentrations

Vendor concentrations for inventory purchases for the six months ended June 30, 2019 and 2018 are:

	For the six months ended June 30,
	2019		2018
Vendor A	49%		25%
Vendor B	*	%	14%
Vendor C	*	%	11%
Vendor D	*	%	10%
Vendor E	10		*
Total	59%		60%

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at June 30, 2019 and December 31, 2018. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,290, at June 30, 2019 and December 31, 2018. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 9 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2019 and 2018 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product segment	$383,827	$919,557	$825,315	$2,062,132
Contract services segment	$267,812	447,896	$584,185	748,846
Total segment and consolidated revenues	$651,639	$1,367,453	$1,409,500	$2,810,978
Cost of revenues:
Products	$374,065	$650,816	$557,021	$1,455,503
Contract services segment	$229,097	289,741	$622,353	591,313
Total segment and consolidated cost of revenues	$603,162	$940,557	$1,179,374	$2,046,816

Gross profit (loss):
Product segment	$9,762	$268,741	$268,294	$606,629
Contract services segment	38,715	158,155	(38,168)	157,533
Total segment and consolidated gross profit	$48,477	$426,896	$230,126	$764,162
Gross margin:
Product segment	2.5%	29.2%	32.5%	29.4%
Contract services segment	14.5%	35.3%	-6.5%	21.0%
Total gross margin	7.4%	31.2%	16.3%	27.2%
Segment operating expenses:
Product segment	262,758	272,153	417,948	593,307
Contract services segment	49,607	62,639	114,637	102,038
Total segment operating expenses	312,365	334,793	532,586	695,345

Income (loss) from operations:
Product segment	$(252,997)	$(3,412)	$(149,654)	$13,322
Contract services segment	(10,892)	95,516	(152,805)	55,495
Total segment income (loss)	(263,888)	91,102	(302,460)	68,817
Unallocated costs	(88,220)	(139,756)	(145,211)	(312,864)
Total consolidated loss from operations	$(352,109)	$(47,653)	$(447,671)	$(244,047)

Depreciation and amortization:
Product segment	$13,972	$15,989	$26,416	$32,261
Contract services segment	-	-	-	-
Total segment depreciation and amortization	13,972	15,989	26,416	32,261
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$13,972	$15,989	$26,416	$32,261

Capital additions:
Product segment	$-	$-	$-	$-
Contract services segment	-	-	-	-
Total segment capital additions	-	-	-	-
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$-	$-	$-	$-

	June 30, 2019	December 31, 2018
Segment total assets:
Product segment	$1,151,463	$1,704,314
Contract services segment	147,341	153,747
Corporate	198,086	25,610
Total consolidated total assets	$1,496,890	$1,883,671

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

On December 18, 2019, we issued an aggregate of 20,688 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.58 per share based on the quoted price of the stock for a total value of $12,000.

Forfeiture of Restricted Stock

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2019 were (i) the Product Segment and (ii) the Contract services Segment. For the three and six months ended June 30, 2018, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2019 and 2018.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

Revenues:

For the three and six months ended June 30, 2019 and 2018, revenues consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Sales:
Product segment	$383,827	$919,557	$825,315	$2,062,132
Contract services segment	$267,812	447,896	584,185	748,846
Total segment and consolidated sales	$651,639	$1,367,453	$1,409,500	$2,810,978

For the three months ended June 30, 2019, sales from the Product segment decreased by $535,730 or 58% as compared to the three months ended June 30, 2018 which was primarily attributable customers lost in May 2018 for which we were still filling orders that year. For the six months ended June 30, 2019 revenue from the Product segment decreased by $1,236,817 or 60%, as compared to the six months ended June 30, 2018, also attributable to the lost customers.

For the three months ended June 30, 2019, sales from the Contract services segment decreased by $180,084 or 40% as compared to the three months ended June 30, 2018 which was primarily attributable to contracts that concluded in 2018. For the six months ended June 30, 2019 revenue from the Contract services segment decreased by $164,661 or 22%, as compared to the six months ended June 30, 2018 for the same reason.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended June 30, 2019, cost of revenues decreased by $370,592 or 39% as compared to the three months ended June 30, 2106. For the six months ended June 30, 2019, cost of revenues decreased by $900,639 or 44%. These changes consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Cost of revenues:
Product segment	$374,065	$650,816	$557,021	$1,455,503
Contract services segment	229,097	289,741	622,353	591,313
Total segment and consolidated cost of revenues	$603,162	$940,557	$1,179,374	$2,046,816

Gross profit and gross margin

For the three months ended June 30, 2019, gross profit amounted to $81,674 as compared to $426,896 for the three months ended June 30, 2018, a decrease of $345,222 or 81%. For the three months ended June 30, 2019 and 2018, gross margins were 12.5% and 31.2%, respectively. For the six months ended June 30, 2019, gross profit amounted to $263,323 as compared to $764,162 for the six months ended June 30, 2018, a decrease of $500,839 or 66%. For the six months ended June 30, 2019 and 2018, gross margins were 18.7% and 27.2%, respectively.

Gross profit and gross margin by segment is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	%	2018	%	2019	%	2018	%
Gross profit:
Product segment *	$9,762	2.5%	268,741	29.2%	$268,294	32.5%	606,629	29.4%
Contract services segment *	$38,715	14.5%	158,155	35.3%	$(38,168)	(6.5)%	157,533	21.0%
Total gross profit	$48,477	7.4%	426,896	31.2%	230,126	16.3%	764,162	27.2%

* Gross margin % based on respective segments revenues.

For the three months ended June 30, 2019, Product segment margin was down, but for the six months the Product segment margin was improved over 2018.

The gross margins from the research development segment for the three months ended June 30, 2019 was substantially improved as new contracts were awarded in 2019 but not sufficient to bring up the margin for the six month period.

Operating expenses

For the three months ended June 30, 2019, operating expenses were essentially flat, increasing by $7,717 or 1% compared to the three months ended June 30, 2018. The same was true for the six months period as operating expenses decreased by $7,615 for the period ended June 30, 2019, as compared to the six months ended June 30, 2018. For the three and six months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling and marketing expenses	$17,298	$(12,920)	$26,334	$28,776
Salaries, wages and related benefits	128,489	191,047	159,780	345,237
Research and development	41,024	2,251	41,069	10,444
Professional fees	72,290	150,802	165,972	324,324
General and administrative expenses	140,855	143,368	284,632	292,071
Total	$400,586	$474,548	$677,797	$1,000,852

●	For the three months ended June 30, 2019, selling and marketing expenses increased by $30,218 or 234% as compared to the three months ended June 30, 2018 due to an increase in direct sales efforts launched in the second quarter. For the six months ended June 30, 2019, sales and marketing expenses decreased by $2,432 or 8% as compared to the six months ended June 30, 2018 due to lower sales efforts in the first quarter that were not entirely offset by the additional efforts in the second quarter.

●	For the three months ended June 30, 2019, salaries, wages and related benefits decreased by $65,558, or 33%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, salaries, wages and contract services decreased by $195,291, or 55%, as compared to the six months ended June 30, 2018. For the three and six months ended June 30, 2019, these decreases were due to personnel reductions related to our ongoing efforts to reduce costs.

●	For the three months ended June 30, 2019, research and development costs increased by $38,773 or 1722%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, research and development costs increased by $30,625 or 293%, as compared to the six months ended June 30, 2018. For the three and six months ended June 30, 2019, the increases were due to new packaging to increase the sales channels for our products.

●	For the three and six months ended June 30, 2019, professional and other fees decreased by $77,882 or 52%, and $157,268 or 49%, as compared to the three and six months ended June 30, 2018, respectively. These decreases are attributable to a reduction in the use of outside consultants.

●	For the three months ended June 30, 2019, general and administrative expenses decreased by $2,531 or 2% as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, general and administrative expenses decreased by approximately $6,045 or 2% as compared to the six months ended June 30, 2018. These reductions were due to ongoing cost control efforts.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2019, loss from operations amounted to $352,109 as compared to loss from operations of $47,652 for the three months ended June 30, 2018, an increase of $304,457 or 639%. For the six months ended June 30, 2019, loss from operations amounted to $447,671 as compared to a loss from operations of $244,046 for the six months ended June 30, 2018, a difference of $203,625 or 83%.

Other (expense) income

For the three months ended June 30, 2019, other income was $ 9,200 as compared to $26,850 for the three months ended June 30, 2018, a decrease of $17,650 or 66%. There was a decrease in interest expense because we paid off the revolving line at the end of January and a reduction in sublease income because our Austin design center moved to smaller space in early 2019. For the six months ended June 30, 2019 other income was $56,523, as compared to a $202,726, for the six months ended 2018, a decrease of $146,203, or 72% due to the same factors.

Net loss

As a result of the foregoing, for the three and six months ended June 30, 2019, net loss amounted to $342,909 and $391,148 as compared to net loss of $20,802 and $41,320 for the three and six months ended June 30, 2018. The increase in net loss for the 3-month period was $322,107 or 1548%. For the six-month period there was an increase of $349,828 or 847%.

For the three months ended June 30, 2019 and 2018, net loss amounted to $0.08 per common share (basic and diluted), and $0.01 per common share (basic and diluted), respectively. For the six months ended June 30, 2019 and 2018, net loss amounted to $0.09 per common share (basic and diluted), and $0.01 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $646,297 and $270,684 of unrestricted cash as of June 30, 2019 and working capital deficit of $983,822 and $221,502 of cash as of December 31, 2018.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to June 30, 2019:

			December 31, 2018 to June 30, 2019
	June 30, 2019	December 31, 2018	Change in working capital	Percentage Change
Working capital:
Total current assets	$1,160,600	$1,523,447	$(362,847)	(23.82)%
Total current liabilities	1,806,897	2,507,268	(700,371)	(27.93)%
Working capital deficit:	$(646,297)	$(983,822)	$337,525	(34.31)%

The decrease in current assets was attributable to the application of the restricted cash to the pay-off of the revolving credit arrangement and to a reduction in accounts receivable. The reduction in current liabilities reflects the pay-off of the revolving credit arrangement and a decrease in accrued expenses.

Net cash used in operating activities was $382,053 for the six months ended June 30, 2019 as compared to $376,134 for the six months ended June 30, 2018, a change of $5,919 or 2%. Net cash used in operating activities for the six months ended June 30, 2019 primarily reflected a net loss of ($391,148) adjusted for add-backs of $44,099 and changes in operating assets of $(35,004).

Net cash flow used in investing activities was $2,483 for the six months ended June 30, 2019 and $0 for the six months ended June 30, 2018.

Net cash used in financing activities of $348,770 for the six months ended June 30, 2019 as compared to $378,423 in the same period in 2018. During the six months ended June 30, 2019, we paid down the revolving credit arrangement and sold common stock.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2019, we issued an aggregate of 20,688 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.58 per share based on the quoted price of the stock for a total value of $12,000.

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

PEN Inc. (Registrant)

Date: January 8, 2020	/s/ Tom J. Berman
Tom J. Berman
President

Date: January 8, 2020	/s/ Jacqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

