Form 10-Q
period 2019-09-30
PEN INC.
filed 2020-01-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of January 7, 2020, the registrant had 6,222,880 shares of Class A Common Stock outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$110,692	$221,502
Restricted cash	$-	$85,000
Accounts receivable, net	153,791	307,554
Inventory	675,358	827,527
Prepaid expenses and other current assets	10,089	81,864
Total Current Assets	949,930	1,523,447
Property, plant and equipment, net	290,189	328,028
Other assets	14,578	32,196
Total Assets	$1,254,697	$1,883,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,087,556	$1,375,043
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	290,901	478,155
Bank revolving line of credit	-	330,892
Current portion of notes payable	74,106	73,562
Advances from related parties	140,000	140,000
Deferred revenue	75,364	89,730
Total Current Liabilities	1,687,814	2,507,269
Notes payable, net of current portion	105,802	129,798
Total Liabilities	1,793,616	2,637,067

Commitments and Contingencies (See Note 10)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 5,542,211 and 3,741,481 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	554	374
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	6,724,920	5,886,600
Accumulated deficit	(7,264,393)	(6,640,370)
Total Stockholders’ Deficit	(538,919)	(753,396)
Total Liabilities and Stockholders’ Deficit	$1,254,697	$1,883,671

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Products	$263,180	$383,000	$1,088,495	$2,445,132
Contract services	255,171	382,957	839,356	1,131,803

Total Revenues	518,351	765,957	1,927,851	3,576,935

COST OF REVENUES:
Products	226,091	350,969	783,112	1,806,472
Contract services	220,168	290,810	842,521	882,123

Total Cost of Revenues	446,259	641,779	1,625,633	2,688,595

GROSS PROFIT	72,092	124,178	302,218	888,340

OPERATING EXPENSES:
Selling and marketing expenses	11,812	5,345	38,156	34,121
Salaries, wages and related benefits	57,572	133,044	217,352	488,115
Research and development	10,778	1,850	51,847	12,294
Professional fees	99,371	141,091	265,343	464,331
General and administrative expenses	168,017	126,515	452,649	417,192

Total Operating Expenses	347,550	407,845	1,025,347	1,416,053

INCOME (LOSS) FROM OPERATIONS	(275,458)	(283,667)	(723,129)	(527,713)

OTHER (EXPENSE) INCOME:
Interest expense	(735)	(29,480)	(8,488)	(72,092)
Gain on disposal of fixed assets	4,210	-	4,210	-
Gain on settlement reserve	140	-	4,794
Other income, net	38,968	55,226	98,590	300,564

Total Other (Expense) Income	42,583	25,746	99,106	228,472

NET INCOME (LOSS)	$(232,875)	$(257,921)	$(624,023)	$(299,241)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.04)	$(0.08)	$(0.14)	$(0.10)
Diluted	$(0.04)	$(0.08)	$(0.14)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,330,289	3,091,457	4,483,175	3,098,860
Diluted	5,330,289	3,091,457	4,483,175	3,098,860

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(unadited)

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	5,306,549	$530	-	$-	-	$-	$6,565,444	$(7,031,518)	$(465,544)

Common stock issued for cash, net of issuance costs	216,912	22					140,971		140,993

Common stock issued for services	18,750	2					11,998		12,000

Warrants , options, and warrant options on private placement							6,507		6,507

Net loss	-	-	-	-	-	-	-	(232,875)	(232,875)

Balance, September 30, 2019	5,542,211	554	-	-	-	-	6,724,920	(7,264,393)	(538,919)

Balance, June 30, 2018	1,653,322	$165	1,423,252	$142	-	$-	$5,490,925	$(6,587,237)	$(1,096,005)

Common stock issued for cash, net of issuance costs	4,443		9,438	1			18,742		18,743

Common stock issued for services	5,043	1	3,362	1			9,997		9,999

Net loss	-	-	-	-	-	-	-	(299,241)	(299,241)

Balance, September 30, 2018	1,662,808	166	1,436,052	144	-	-	5,519,664	(6,886,478)	(1,366,504)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(unadited)

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	3,741,481	$374	-	$-	-	$-	$5,886,600	$(6,640,370)	$(753,396)

Common stock issued for cash, net of issuance costs	1,740,166	174					750,121		750,295

Common stock issued for services	60,564	6					35,994		36,000

Warrants , options, and warrant options on private placement							52,205		52,205

Net loss	-	-	-	-	-	-	-	(624,023)	(624,023)

Balance, September 30, 2019	5,542,211	554	-	-	-	-	6,724,920	(7,264,393)	(538,919)

Balance, December 31, 2017	1,653,322	$165	1,423,252	$142	-	$-	$5,490,925	$(6,587,237)	$(1,096,005)

Common stock issued for cash, net of issuance costs	4,443		9,438	1			18,742		18,743

Common stock issued for services	5,043	1	3,362	1			9,997		9,999

Net loss	-	-	-	-	-	-	-	(299,241)	(299,241)

Balance, September 30, 2018	1,662,808	166	1,436,052	144	-	-	5,519,664	(6,886,478)	(1,366,504)

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2019	2018
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(624,023)	$(299,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	17,174	40,678
Depreciation and amortization expense	40,321	48,404
Gain on Settlement Reserve	(4,794)	-
Stock-based compensation	180	8,746
Change in operating assets and liabilities:
Accounts receivable	153,763	387,076
Accounts receivable - related party	-	14,226
Inventory	134,993	(275,873)
Prepaid expenses and other assets	89,394	101,039
Accounts payable	(287,486)	(63,855)
Customer deposits	-	(149,542)
Accrued expenses	(182,460)	317,797
Deferred revenue	(14,366)	(98,381)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(677,304)	31,074

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,482)	(3,917)

NET CASH USED BY INVESTING ACTIVITIES	(2,482)	(3,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	-	2,198,600
Repayment of bank lines of credit	(330,892)	(2,230,031)
Repayment of bank loans	(23,452)	(54,704)
Proceeds from sale of common stock	838,320
Proceeds from advances from related parties	-	25,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	483,976	(61,135)

NET DECREASE IN CASH	(195,810)	(33,978)

CASH, beginning of year	306,502	233,299

CASH, end of period	$110,692	$199,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$8,488	$72,092
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued director fees settled with common stock	$-	$19,997

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$110,692	$114,321
Restricted cash	-	85,000

Total cash and restricted cash	$110,692	$199,321

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on November 13, 2019.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on June 15, 2019, the Company had a net loss of $53,135 and $687,068 for the years ended December 31, 2018 and 2017. Additionally, the Company had a net loss of $232,875 and $624,023 for the three and nine months ended September 30, 2019. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $7,264,393, $538,919 and $737,884, respectively, at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2018 and continuing in the first three quarters of 2019, management has taken measures to reduce operating expenses. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and PEN Brands LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and nine months ended September 30, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the estimates for cooperative advertising liability, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company does not value any instruments using level 3 valuation.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. At September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$679,807	$823,283
Finished goods	398,198	389,716
	1,078,005	1,212,999
Less: reserve for obsolescence	(402,647)	(385,472)
Inventory, net	$675,358	$827,527

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2019 and 2018.

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

Sales Incentives and Consideration Paid to Customers

The Company accounts for certain promotional costs such as sales incentives and cooperative advertising as a reduction of sales. For both the three and nine months ended September 30, 2019 the Company recorded $0 as a reduction in sales related to sales incentives, the same as it did for the three and nine months ended September 30, 2018.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended September 30, 2019 and 2018 shipping and handle costs amounted to $19,282 and $24,175, respectively, and were $62,806 and $90,615 for the nine months ended September 30, 2019 and 2018, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended September 30, 2019 and 2018 were $10,778 and $1,850, respectively, and were $51,847 and $12,294 for the nine months ended September 30, 2019 and 2018, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended September 30, 2019 and 2018 were $0 and $279, respectively, and were $1,980 and $779 for the nine months ended September 30, 2019 and 2018, respectively, and are included in selling and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2019 or December 31, 2018.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2019	December 31, 2018
Stock options	8,637	8,726
Stock warrants	2,075,525	551,559
Restricted Stock	-	37,778
Warrant Options	-	550,847
Total	2,084,162	1,148,910

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 8).

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Class A common stock	$(0.04)	$(0.08)	$(0.14)	$(0.10)
Class B common stock	$-	$(0.08)	$-	$(0.10)

Weighted average shares outstanding:
Class A common stock	5,330,289	1,662,808	4,483,175	1,659,206
Class B common stock	-	1,436,052	-	1,432,251
Total weighted average shares outstanding	5,330,289	3,091,457	4,483,175	3,098,860

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

NOTE 4 – NOTES PAYABLE

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, PEN Brands entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced. As of December 31, 2018, $73,562 and $60,563, respectively, were the current and non-current portion due under this note. As of September 30, 2019, $74,106 and $50,919, were the current and non-current portion due under this note.

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

Future principal payments of notes payable are as follows:

Year	As of September 30, 2019	As of December 31, 2018
2019	74,106	73,562
2020	50,919	74,913
2021		-
2022		-
Thereafter	54,883	54,882
Total	$179,908	$203,357

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2019, the Company included the following within accounts payable-related parties: Advances from related parties of $159,887 from certain Company directors and executives and accrued payroll of $16,000 due to certain executives.

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

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock option activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2018	559,573	$
Exercised	-
Expired	(550,936)
Outstanding September 30, 2019	8,637		$59.34	1.21	$-

Exercisable September 30, 2019	8,637		$59.34	2.19	$-

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

Any shares that have not vested five years after the effective date will be forfeited. The Company also entered into a Piggyback Registration Rights Agreement that will allow Dr. Yaniv, subject to other customary terms and conditions, to register shares that are no longer subject to forfeiture if the Company is registering its shares. Pursuant to ASC 718-10 and related subsections, these shares were valued on the date of grant of August 27, 2014 at $13.12 per share for a total value of $495,720. The Company estimates the fair value of the awards with market conditions using a Binomial simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of $495,720 of the awards will be recognized over the requisite service period of 3 years, which represents the derived service period for the stock grant as determined by the Binomial simulation method. For the three months ended September 30, 2019 and 2018, in connection with the amortization of the fair value of this stock grant, the Company recorded stock-based compensation of $0 and $27,540 respectively, and $0 and $110,160 for the nine months ended September 30, 2019 and 2018, respectively. August 27, 2019 was the fifth anniversary of the date of issue for the restricted stock issued to Dr. Yaniv. Because none of the vesting conditions were met, the 37,778 shares of Class A common stock contingently issued were forfeited and are no longer outstanding.

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

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2018, 17,284 Class A common shares had been were issued under the Plan. As of September 30, 2019, 93,827 shares are available for future issuance.

NOTE 7 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the nine months ended September 30, 2019 and 2018 are as follows:

	Revenues
	For the Nine Months Ended September 30,
	2019	2018
Customer A	* %	10%
Customer B	17%	*	%
Customer C	14%	*	%
Total	31%	10%

	Accounts Receivable
	As of	As of
	September 30, 2019	December 31, 2018
Customer A	23%	*	%
Customer B	21%	*	%
Customer C	12%	*	%
Total	56%	*	%

*Less than 10%

A reduction in sales from or loss of such customers would have a material adverse effect on our consolidated results of operations and financial condition.

Geographic Concentrations of Sales

For the nine months ended September 30, 2019 and 2018, total sales in the United States represent approximately 85% and 94% of total consolidated revenues, respectively. No other geographical area accounting for more than 10% of total sales during the nine months ended September 30, 2019 and 2018.

Vendor Concentrations

Vendor concentrations for inventory purchases for the nine months ended September 30, 2019 and 2018 are:

	For the Nine Months Ended September 30,
	2019		2018
Vendor A	38%		22%
Vendor B	*	%	17%
Vendor C	*	%	10%
Vendor D	*	%	10%
Vendor E	10%		* %
Total	48%		59%

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2019 and December 31, 2018. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of PEN Brands, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of PEN Brands LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of PEN Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $54,290 at September 30, 2019 and December 31, 2018. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 9 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2019 and 2018 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product segment	$263,180	$383,000	$1,088,495	$2,445,132
Contract services segment	$255,171	382,957	$839,356	1,131,803
Total segment and consolidated revenues	$518,351	$765,957	$1,927,851	$3,576,935
Cost of revenues:
Products	$226,091	$350,969	$783,112	$1,806,472
Contract services segment	$220,168	290,810	$842,521	882,123
Total segment and consolidated cost of revenues	$446,259	$641,779	$1,625,633	$2,688,595

Gross profit (loss):
Product segment	$37,089	$32,031	$305,383	$638,660
Contract services segment	35,003	92,147	(3,165)	249,680
Total segment and consolidated gross profit	$72,092	$124,178	$302,218	$888,340
Gross margin:
Product segment	14.1%	8.4%	28.1%	26.1%
Contract services segment	13.7%	24.1%	-0.4%	22.1%
Total gross margin	13.9%	16.2%	15.7%	24.8%
Segment operating expenses:
Product segment	221,705	258,061	639,653	851,368
Contract services segment	46,420	46,863	161,057	148,901
Total segment operating expenses	268,124	304,924	800,710	1,000,269

Income (loss) from operations:
Product segment	$(184,615)	$(226,030)	$(334,270)	$(212,708)
Contract services segment	(11,417)	45,284	(164,222)	100,779
Total segment income (loss)	(196,032)	(180,746)	(498,492)	(111,929)
Unallocated costs	(79,427)	(102,922)	(224,638)	(415,784)
Total consolidated loss from operations	$(275,458)	$(283,667)	$(723,130)	$(527,713)

Depreciation and amortization:
Product segment	$13,905	$16,143	$40,321	$48,404
Contract services segment	-	-	-	-
Total segment depreciation and amortization	13,905	16,143	40,321	48,404
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$13,905	$16,143	$40,321	$48,404

Capital additions:
Product segment	$-	$-	$-	$-
Contract services segment	-	$3,917	$2,482	3,917
Total segment capital additions	-	$3,917	$2,482	3,917
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$-	$3,917	$2,482	$3,917

	September 30, 2019	December 31, 2018
Segment total assets:
Product segment	$1,148,356	$1,704,314
Contract services segment	96,697	153,747
Corporate	9,645	25,610
Total consolidated total assets	$1,254,697	$1,883,671

NOTE 10- COMMITMENTS AND CONTINGENCIES

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

On December 30, 2019, we issued an aggregate of 102,500 shares of Class A common stock under the 2015 Equity Plan to three employees at a per share price of $0.65. In lieu of receiving cash, we cancelled $66,625 of accrued salary owed to the employees. The shares are subject to a repurchase option in favor of the company under certain circumstances.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2019 were (i) the Product Segment and (ii) the Contract services Segment. For the three and nine months ended September 30, 2018, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2019 and 2018.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2019 and 2018

Revenues:

For the three and nine months ended September 30, 2019 and 2018, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:
Product segment	$263,180	$383,000	$1,088,495	$2,445,132
Contract services segment	$255,171	382,957	839,356	1,131,803
Total segment and consolidated sales	$518,351	$765,957	$1,927,851	$3,576,935

For the three months ended September 30, 2019, sales from the Product segment were down by $119,820 or 31% as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019 revenue from the Product segment was down by $1,356,637 or 55% as compared to the nine months ended September 30, 2018.

For the three months ended September 30, 2019, sales from the Contract services segment decreased by $127,786 or 33% as compared to the three months ended September 30. For the nine months ended September 30, 2019 revenue from the Contract services segment decreased by $292,447 or 26%, as compared to the nine months ended September 30, 2018.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended September 30, 2019, cost of revenues was down by $753,500 or 54 % as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, cost of revenues was down by $1,334,216 or 60%. These changes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues:
Product segment	$226,091	$350,969	$783,112	$1,806,472
Contract services segment	220,168	290,810	842,521	882,123
Total segment and consolidated cost of revenues	$446,259	$641,779	$1,625,633	$2,688,595

Gross profit and gross margin

For the three months ended September 30, 2019, gross profit decreased 52,086 or 42% as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, gross profit decreased by $586,122 or 66% as compared to the nine months ended September 30, 2018.

Gross profit and gross margin by segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	%	2018	%	2019	%	2018	%
Gross profit:
Product segment *	$37,089	14.1%	$32,031	8.4%	$305,383	28.1%	$638,660	26.1%
Contract services segment *	35,003	13.7%	92,147	24.1%	(3,165)	(0.4)%	249,680	22.1%
Total gross profit	$72,092	13.9%	124,178	16.2%	$302,218	15.7%	$888,340	24.8%

* Gross margin % based on respective segments revenues.

For the three and nine months ended September 30, 2019, as compared to the comparable 2018 periods, product segment margins were down due to a reduction in the volume of sales.

The erosion in gross margin from the contract research segment for the three and nine ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was attributable to profit on government contracts in 2018 that was not recurring in 2019.

Operating expenses

For the three months ended September 30, 2019, operating expenses decreased by $60,295 or 15% compared to the three months ended September 30, 2018. Operating expenses decreased by $390,706 or 28% for the period ended September 30, 2019, as compared to the nine months ended September 30, 2018. For the three and nine months ended September 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling and marketing expenses	$11,812	$5,345	$38,156	$34,121
Salaries, wages and related benefits	57,572	133,044	217,352	488,115
Research and development	10,778	1,850	51,847	12,294
Professional fees	99,371	141,091	265,343	464,331
General and administrative expenses	168,017	126,515	452,649	417,192
Total	$347,550	$407,845	$1,025,347	$1,416,053

●	For the three months ended September 30, 2019, selling and marketing expenses increased by $6,467 or 121% as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, sales and marketing expenses increased by $4,053 or 12% as compared to the nine months ended September 30, 2018. The increase was due to increased sales efforts.

●	For the three months ended September 30, 2019, salaries, wages and related benefits decreased by $75,472, or 57%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, salaries, wages and related benefits decreased by $270,763, or 55%, as compared to the nine months ended September 30, 2018. These decreases were attributable to personnel reductions appropriate to the decline in sales volumes as well as ongoing efforts to reduce costs.

●	For the three months ended September 30, 2019, research and development costs increased by $8,928 or 483%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, research and development costs increased by $39,553 or 322%, as compared to the nine months ended September 30, 2018. Increases were due to work on product packaging and labels.

●	For the three months ended September 30, 2019, professional fees decreased by $41,720 or 30% as compared to the prior period. For the nine months ended September 30, 2019, professional fees were down $198,998 or 43% as compared to the prior period due to a reduction in spend related to outside consultants and legal.

●	For the three months ended September 30, 2019, general and administrative expenses increased by $41,502 or 33% as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, general and administrative expenses increased by $35,457 or 8% as compared to the nine months ended September 30, 2018. The increases are attributed to IT spend and general facilities spend necessitated by a change in personnel in 2019.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2019, loss from operations amounted to $(275,458) as compared to loss from operations of $(283,667) for the three months ended September 30, 2018, a decrease of $8,209 or 3%. For the nine months ended September 30, 2019, loss from operations amounted to $(723,129) as compared to a loss from operations of $(527,713) for the nine months ended September 30, 2018, an increased loss of $195,416 or 37%.

Other (income) expense

For the three months ended September 30, 2019, other income was $42,583 as compared to $25,746 for the three months ended September 30, 2018 an increase of $16,837 or 65%, due primarily to a reduction in interest expense. Other income for the three-month period ended September 30, 2019 decreased $16,258 or 29% as compared to the same period in 2018. For the nine months ended September 30, 2019 other income was $99,106 as compared to $228,472 for the nine months ended 2018, a decrease of $134,160 or 59%, due to a reduction in interest expense offset by a larger reduction in other income generated from forgiveness of accrued payables.

Net loss

As a result of the foregoing, for the three and nine months ended September 30, 2019, net loss amounted to $(232,875) and $(624,023) as compared to net loss of $(257,921) and $(299,241) for the three and nine months ended September 30, 2018. For the three-month period the loss decreased by $25,046 or 10%. For the nine-month period the loss increased by $329,576 or 110%.

For the three months ended September 30, 2019 and 2018, net (loss) amounted to $(0.04) per common share (basic and diluted), and $(0.08) per common share (basic and diluted), respectively. For the nine months ended September 30, 2019 and 2018, net (loss) amounted to $(0.14) per common share (basic and diluted) and $(0.10) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $737,884 and $110,692 of cash as of September 30, 2019 and working capital deficit of $983,822 and $221,502 of cash as of December 31, 2018.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to September 30, 2019:

			December 31, 2018 to September 30, 2019
	September 30, 2019	December 31, 2018	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$949,930	$1,523,447	$(573,517)	(37.65)%
Total current liabilities	1,687,814	2,507,268	(819,455)	(32.68)%
Working capital deficit:	$(737,884)	$(983,822)	$245,938)	25.00%

The decrease in current assets was a due to a reduction in accounts receivable, inventory, and a decrease in prepaid expenses. The decrease in current liabilities is due to a reduction in accounts payable, accrued expenses, and the bank line of credit which has been paid off.

Net cash used in operating activities was $677,304 for the nine months ended September 30, 2019 as compared to cash provided of $31,074 for the nine months ended September 30, 2018, a decrease of $708,378 or 2280%. Net cash provided by operating activities for the nine months ended September 30, 2019 primarily reflected a net loss of $(624,023) adjusted for add-backs of $52,881 and changes in operating assets and liabilities of $(106,162).

Net cash flow used by investing activities was $(2,482) for the nine months ended September 30, 2019 as compared to $(3,917) for the nine months ended September 30, 2018. For both periods, the use of cash by investing activities was due to purchases of property, plant and equipment.

Net cash provided by financing activities of $483,976 for the nine months ended September 30, 2019 as compared to cash used in financing activities $(61,135) in the same period in 2018. During the nine months ended September 30, 2019, we paid down the bank line of credit and received proceeds from stock sales of $838,320.

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

Equipment Financing

On February 10, 2015, Nanofilm entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, PEN Brands entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced. As of December 31, 2018, $73,562 and $60,563, respectively, were the current and non-current portion due under this note. As of September 30, 2019, $74,106 and $50,919, were the current and non-current portion due under this note.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Proceeds from all the sales to PEN Comeback 2, LLC were used for working capital and general corporate purposes.

The sales and the issuances of stock and derivative securities were exempt from registration under Section 4(2).

Stock for Services

On April 3, 2019, we issued an aggregate of 18,180 shares of our Class A common stock to five of our directors as compensation to them for service on our Board. The shares were valued at $0.55 per share based on the quoted price of the stock for a total value of $10,000. On that date the Board also granted to our President an option to purchase up to 550,000 shares of our Class A common stock at a price of $0.55 per share. Under that option, the right to purchase 50,000 shares vested on the date of grant, the right to purchase up to 75,000 shares vested on December 31, 2019, the right to purchase 100,000 shares will vest on June 30, 2020, and the right to purchase up to 125,000 shares will vest on December 31, 2020 and two tranches entitling him to purchase 100,000 shares will vest if he reaches the cap for cash payments under the bonus program in 2019 or 2020. All rights to purchase have a term of 5 years from date of vesting.

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

On December 30, 2019, we issued an aggregate of 102,500 shares of Class A common stock under the 2015 Equity Plan to three employees at a per share price of $0.65. In lieu of receiving cash, we cancelled $66,625 of accrued salary owed to the employees. The shares are subject to a repurchase option in favor of the company under certain circumstances.

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

PEN Inc. (Registrant)

Date: January 14, 2020	/s/ Tom J. Berman
Tom J. Berman
President

Date: January 14, 2020	/s/ Jacqueline M. Soptick
Jacqueline M. Soptick
Chief Accounting Officer

