Form 10-K
period 2019-12-31
Nano Magic Inc.
filed 2020-05-13
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019;

or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO. 1-11602

Nano Magic Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State of Incorporation)	(IRS Employer Identification Number)

750 Denison Court, Bloomfield Hills, MI 48302

(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (844) 273-6462

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	NMGX	OTC Markets

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Class A Common Stock on the OTCQB system on June 30, 2019 of $1.25, was approximately $1,125,970.

As of April 20, 2020, the registrant had 7,199,941 shares of Class A Common Stock issued and outstanding.

Documents Incorporated by Reference: No documents are incorporated by reference into this annual report on Form 10-K.

NANO MAGIC INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which includes information about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Report regarding our strategy, future operations, future financial position, future net sales, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Among these risks are those associated with the novel strain of the coronavirus (“COVID-19”) which has caused significant economic and financial disruptions and the fact that we have experienced recurring losses from operations, limited cash flows from operations, and an accumulated deficit during the periods reported which raise substantial doubt about our ability to continue as a going concern. These are not, however, the only material risks that we face. These risks, along with others, and their impacts on our business are discussed in more detail throughout this Report.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “potential,” “continue,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Actual events or results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors. There may be other factors that cause our actual results to differ materially from the forward-looking statements.

These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made or to conform these statements to actual results.

PART I

Item 1. Business

Nano Magic Inc., a Delaware corporation (“we”, “us”, “our”, “Nano Magic” or the “Company”), formerly PEN Inc., develops, commercializes and markets consumer and industrial products powered by nanotechnology. We are recognized for the surface cleaning products manufactured and sold by our wholly-owned subsidiary Nano Magic LLC (formerly PEN Brands LLC). These include the ULTRA CLARITY brand eyeglass cleaner, our defogging products and nanocoating products for glass and ceramics. We have historically sold our consumer products directly to opticians, ophthalmologists and small optical retailers and we will continue to do so, even as we are currently working to expand our consumer sales through e-commerce and the development of Nano Magic-branded consumer products to sell into big box retailers and direct-to-consumer sales. We also develop and sell printable inks and pastes, thermal management materials, and graphene foils and windows through our other wholly-owned subsidiary, Applied Nanotech, Inc. (“Applied Nanotech”). Applied Nanotech also holds our Innovation and Technology Center in Austin, Texas that, in addition to performing product development work for our business, engages in contract research and development work for government and private customers.

We were formed in 2014 as the successor to Applied Nanotech Holdings Inc. (“Applied Nanotech Holdings”). Applied Nanotech Holdings was formed in 1989 and, in the combination that created us, acquired by Nanofilm, Ltd. Our principal operating segments coincide with our different business activities, which is consistent with our internal reporting structure. Our two reportable segments for the years ended December 31, 2019 and 2018 were (i) the Product segment and (ii) the Contract Services segment

Product Segment

In our Product segment, revenue is based on the retail and institutional sale of specialty products utilizing nanotechnology to deliver unique performance attributes. We have a strong focus on understanding surfaces and our products for surfaces can be used on a wide variety of substrates. Our consumer products are sold as liquids, gels, foam and as wet and dry towelettes. Institutional coating products are typically sold in liquid form enabling application by a variety of common commercial techniques We rely on intellectual property including trade secret formulations to protect our proprietary technology.

We have multiple product technology platforms that offer solutions to common surface problems such as ease of cleaning, preventing fogging, preventing accumulation of dirt or grime, improving resistance to scuffing and wear and surface protection. All our products have some “nano” characteristic about them – whether it is being active at the molecular level, incorporation of submicron-particles, or creating very thin, self-assembling coatings that are 20 nanometers or less in thickness.

Our consumer products are primarily customized cleaning and de-fogging treatments. With respect to our consumer products, we strive to create segment leading brands that are sustainable, of high quality, and that are both easy and safe to apply. Our products can be used on eyeglasses, extreme sport and safety glasses and goggles, electronic screens, windshields, windows, mirrors, shower doors, and other similar clear surfaces along with the cleaning of everyday household surfaces.

Industrial products include a family of coating liquids that create nano-thin, strongly-bound, invisible, “forcefield”-like coatings on surfaces used for glass and ceramic surfaces and a series of clear coatings for plastics incorporating submicron sized particles to improve abrasion resistance and wear resistance without sacrificing transparency. We manufacture our formulations internally to protect our technology and strive to maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

Our surface treating products include:

●	Liquid and towelette formulations packaged for retail sale to consumers for cleaning and protecting clear surfaces – such as electronic touchscreens, windshields, windows, mirrors, shower doors, eyeglass and sunglass lenses.

●	Liquid formulation packaged for retail and industrial sale for cleaning and creating hygienic surfaces unfriendly to germs.

●	Anti-fogging liquid and towelette formulations packaged for retail sale to consumers for safety glasses, protective eye wear including face shields, and sporting goggles.

●	Anti-fogging towelettes for sale to the military and first responders for safety, anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	Mar-resistant and stain-resistant coatings for high end vitreous china tableware used for heavy duty, usage situations such as restaurants, cruise ships, casinos.

●	Clear protective coatings used on display panels and touch screens to make it easy to remove fingerprints. Applications include automotive and hand-held devices.

●	Protective and water-repelling coatings on interior and exterior glass and ceramic surfaces to make it easy to clean and prevent scale and grime encrustation.

●	Coatings for ceramic insulators used in transit and underground subways systems to prevent caking of metal dust and greases on surfaces to reduce maintenance and current leakage losses.

In addition to our surface treatment products, we sell metallic inks and pastes to a variety of customers around the world. The submicron particles in our formulations are compatible with the nozzles used in digital printing, including 3D printing. Certain of our products based on nano-copper are available only outside Asia under agreements with our former research partner Ishihara Chemical Company, Ltd., that has exclusive rights in Asia to patents developed under research contracts with them. Other copper products that we sell are available worldwide.

In the medical field, our thin carbon foil made of layers of graphene is sold for use in cyclotron accelerators that produce nuclear pharmaceuticals used by the medical field in Positron Emission Tomography (PET) imaging.

We believe that products powered by nanotechnology can tackle and solve big, global problems in selected growing markets. We have three primary areas of new product focus:

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

In 2016, we introduced a hygienic product into the institutional market that creates surfaces unfriendly to germs. Several patent applications related to the formulation have been issued. The product is safe for use on many surfaces, both natural and man-made. After application, the product continues to fortify and protect, keeping a clean and healthy surface. We are preparing a modified version of that product for a broader market launch with enhanced features. We are working to accomplish the product launch in 2020, but the timing is uncertain and there are regulatory approvals required that may delay commercial sales.

We believe that our manufacturing capacity is adequate to enable us to fill orders for the new product. We have ingredients on hand for initial production. However, some of the raw materials and bottles used to produce certain of our liquid products, including our new surface product, are used to produce hand sanitizer and other cleaning products that are currently in high demand due to the COVID-19 pandemic. Further, some of our raw materials and packaging have become harder to find. Please refer to the paragraph below under the heading “Impact of COVID-19” for a more detailed discussion of these matters.

Marketing and Distribution

We sell our consumer products directly to retailers in the United States. Historically we have relied heavily on outside agents and distributors and sold to some of the leading optical retailers. We lost many of those customers in 2018 due to certain delays in shipping customer orders, but we have continued direct sales to opticians and ophthalmologists. We have also increased our emphasis on internal sales efforts, both direct-to-consumer sales, including internet sales, and sales to big box retailers. Sales to big box retailers include private label products under the retailers’ names. Our industrial coating products, inks and pastes, and graphene foil products are sold directly to institutional and industrial customers. Some of our products are used on our customer’s branded products.

Manufacturing Operations

We manufacture, pack and label liquids and towelettes as well as specialty surface coatings at our 26,000-square foot facility in Brooklyn Heights, Ohio. Metallic inks and pastes and the graphene windows are made at our Innovation and Technology Center in Austin, Texas. We are currently subject to certain limitations on our operations due to the COVID-19 pandemic. Certain of our products, however, have been deemed essential under the new regulations and, as a result, some of our operations have been allowed to continue. This uneven impact across our business has caused increased uncertainty and unpredictability both in our operations and results.

Intellectual Property and Proprietary Rights

Our nanotechnology expertise and the related intellectual property used in our current products is specialized in the areas of surface science, molecular self-assembly, transparent composites, surfactants, sub-micron metallic inks and pastes and graphene foils. The intellectual property developed from this work is protected with a combination of selective patents and primarily by trade secrets. This intellectual property strategy is like that used by leading companies in the fragrance and flavors industry. No single patent is significant to any of our commercial products. Please refer to the section entitled “Intellectual Property Rights” in this Item 1 for a more detailed discussion of these matters.

Competition

Products sold into the optical segment, which has historically been our core sales channel, have a small number of significant competitors. Our products are known to be the “benchmark” products in these segments and generally outperform those of our competitors. Some of our products in these segments do compete for certain customers or certain applications against lower-priced, traditional materials. Most of the companies selling products into these market segments are privately-held, U.S. packaging or catalog companies. Examples in the U.S. include Hilco Accessories, California Accessories, and Amcon Laboratories. Internationally, the catalog company, Prosben, Inc., from the Peoples Republic of China is a competitor. In the nano-coating products area or the anti-fog product line we are not aware of any competitive products that we believe match our product performance or processing characteristics.

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

Most inks and pastes sold in commercial quantities today are manufactured and sold by large multinational chemical companies. For example, the two largest suppliers of silver inks and pastes for solar cell production are DuPont and Ferro. We are unable to compete directly with companies of that size in established silver ink markets. The use of metallic inks in 2D and 3D printing is just developing. Because silver is expensive, other metals are preferred for these applications. Numerous other companies are working with other technologies for the commercial use of conductive inks and pastes.

Backlog

Sales are primarily made under purchase orders for delivery of products. We do not believe that a backlog as of any date is indicative of future results. Some agreements give customers the right to purchase a specific quantity of products during a specified period, but these agreements do not obligate the customers to purchase any minimum quantity. The quantities purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Because of our relatively small size, a customer’s delay of a product shipment can make a difference in the results for an accounting period.

Geographical Information

All long-lived assets are in the United States.

Sources and availability of raw materials and the names of principal suppliers

We use third-party suppliers in the United States to obtain substantially all raw materials, components and packaging products. As is customary in our industry, historically we have not had long-term or exclusive agreements with third-party suppliers and have generally made purchases through purchase orders. In the last quarter of 2018 and first quarter of 2019 we terminated most of our outside contract and toll manufacturing, bringing our manufacturing back in house. We believe that we have good relationships with our suppliers.

Apart from the disruption affecting all manufacturing businesses as a result of the COVID-19 pandemic, some of the raw materials and bottles used to produce our liquid products, including the new surface product, are used to produce hand sanitizer and other cleaning product that are in high demand and some of our raw materials and packaging have become harder to find due to the COVID-19 pandemic. If shortages continue, we may not be able to obtain adequate supply. Moreover, when the material is available, the price can be substantially higher which will probably adversely impact our profit margin even if we can implement some price increases. In addition, disruption of our operations and the likelihood of shipment delays could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Key Customers

A limited number of key customers historically accounted for a substantial portion of our commercial revenue. Delays in shipping customer orders caused several major customers to advise us in May 2018 that they would stop buying our products. Two customers accounted for 51% of the Company’s total product revenue in 2018. No customers represented greater than 10% of total product revenue in 2019 as a result of this lost business.

Impact of COVID-19

In December 2019, COVID-19 was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Restrictions imposed by Federal, state and local governments have affected operations of our business and those of our vendors and customers as well as logistics for shipping and receiving supplies and shipping our products.

Apart from the disruption affecting all manufacturing businesses, some of the raw materials and bottles used to produce our liquid products, including our new surface product described above, are used to produce hand sanitizer and other cleaning products that are in high demand. As a result, some of our raw materials and packaging have become harder to find due to the COVID-19 pandemic. If shortages continue, we may not be able to obtain adequate supply. Moreover, when the material is available, the price can be substantially higher which will probably adversely impact our profit margin even if we can implement some price increases. The increased use of face masks and other personal protective equipment as a result of the pandemic has created additional demand for our antifog product.

Whether these effects on businesses and our customers generally, and on our business in particular, will continue, whether the effects noted will change with a continuation of government restrictions or changes in government restrictions over time, or from other effects of the COVID-19 pandemic is unknown.

Contract Services Segment

Our Contract services segment functions as the Innovation and Technology Center for our new products as well as performing work for government agencies and private strategic partners. Formerly called the research and development segment, this segment has moved away from areas of research that do not involve product development, especially government contracts that require us to fund part of the research cost. This segment is now involved in proof of concepts and prototypes for proposed Nano Magic products and development work under contract for government and private entities. In work on products for Nano Magic we focus only on submicron size particles, not smaller nanoparticles that are subject to much greater government regulation. Our work generally falls under one of three technology platforms:

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

We continue to focus on stabilizing our financial situation and operating this segment at break-even based on revenues from our development activities.

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

We also build on our expertise in inks and pastes to work with potential customers to develop inks to their specifications for their products in development. Product sales typically come from repeat business or from customer inquiries in our areas of expertise.

Sensors

Our approach to sensor technology offers the unique advantage of recognizing and sometimes measuring materials at the molecular level. Our competition in the sensor area will come from a variety of technologies and companies depending on the purpose and use of the sensor. The areas where we are currently active are described below.

Hydrogen and Methane Sensors. Hydrogen sensors were initially targeted for use in fuel cells for automobiles and for remote monitoring of large power transformers. We developed a hydrogen sensor for use in the measurement of hydrogen in power transformer products. Currently, we are not aware of commercial interest in hydrogen sensors.

Methane gas detectors that we developed for use in the natural gas industry under funding from the Northeast Gas Association have achieved UL 1484 certification for Residential Gas Detectors. In 2018, the Northeast Gas Association completed a field test and reliability study of these sensors. The results have led to further work to improve the performance of these detectors beyond the UL 1484 standards. Northeast Gas Association has told us that they have a commercialization partner. Following that, in 2020 we reached agreement with the Northeast Gas Association to license to our background intellectual property pursuant to which we will be entitled to a percentage of revenue from any commercial sales through March 31, 2028.

Submicron Particle Formulations and Materials for Health and Safety Applications

Using our experience with metallic inks and our prior work with carbon nanotube composites we developed a new graphene foil that is used by institutional customers who make nuclear pharmaceuticals. We have developed mountings for the foil and have developed foils that include both carbon nanotubes and graphene for longer life in cyclotron applications. We are also working to develop targets to be used by customers in this industry.

Key Customers

Related to the Company’s contract services revenue, three customers accounted for 99% and 67% of contract services revenue in 2019 and 2018, respectively. Two of those customers are government entities.

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and, when appropriate, we seek patent protection for our products and proprietary technology. Historically, we made filings in the United States and selected foreign jurisdictions. Beginning in 2014, as a cost saving measure, we became much more selective in filing patents and reduced the number of jurisdictions where we act to protect our rights. This practice exposes us to some risk that certain items of intellectual property that we develop may not be protected and, as a result, we could lose the benefit of exclusivity from applications using that intellectual property. Still, our patent portfolio consists of approximately 20 patents, including issued patents and patent applications pending before foreign and United States Patent and Trademark Offices. Trade secret protection is also important to our products.

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

Competitors have filed applications for, or have been issued, patents, and may obtain additional patents and proprietary rights relating to products or processes used in, necessary to, competitive with, or otherwise related to, our patents. The scope and validity of these patents, and the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses is unknown. This may limit our ability to use and to license our technology. Litigation concerning these or other patents could be protracted and expensive. If suit were brought against us for patent infringement, we could potentially challenge the validity of the other patent but would need to overcome a presumption of validity. If we were found to infringe and the patent was held valid (or was unchallenged), there could be no assurance that the prevailing party would grant us a license. Even if a license were available, the payments that would be required would be unknown and could materially reduce the value of our interest in the affected products.

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

Government Contracts

A portion of our revenue in the Contract services segment consists of reimbursement of expenditures under U.S. government contracts. Our revenue from government contracts was $743,665 and $1,085,639 for the years ended December 31, 2019 and 2018, respectively. These reimbursements represented all or a portion of the costs associated with such contracts. As of December 31, 2019, we had several government contracts in process that had approximately $545,817 of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, in the ordinary course of business, government contractors generally are subject to audits and reviews by government agencies. These audits and reviews involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs incurred and compliance with all laws, regulations and standards. We have been audited by the government, with no material changes, and we do not expect the results of any government audit to have a significant effect on our operations or our financial statements.

Research and Development

Research and development drive our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $68,539 for the year ended December 31, 2019. Research and development costs were $60,848 for 2018. This represented approximately 5.1% and 5.6% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes branding and packaging, development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

Compliance with Laws and Regulations

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

Our commercial products do not require any government approvals. The modified version of our hygienic product that we are working to launch in 2020 is expected to require some regulatory approval from the EPA depending, in part, on what claims are made regarding its efficacy.

Employees

As of December 31, 2019, we had 12 full-time employees. We do not anticipate the need to hire significant additional employees to support our existing business. If product sales increase, or we begin to see commercial sales of new products, we may hire additional employees in sales, marketing and production. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

General information about the Company can be found on our website, located at www.nanomagic.com.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure under this item. There are, however, risks associated with any investment in our securities, and we have identified material risks as appropriate in this Report. We encourage you to refer to the section titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease facilities in four locations. Our headquarters is in leased space in Bloomfield Hills, Michigan. Our leased space in Austin, Texas is used primarily by our Contract services segment and to produce our printable inks and pastes, thermal management materials, and graphene foils and window. Leased office, warehouse, manufacturing and laboratory space in Brooklyn Heights, Ohio is used by our Product segment to produce our coatings products. In 2019, we also leased space for a sales office in Bingham Farms, Michigan. These facilities are adequate for our current needs.

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

		High	Low

2018	First Quarter	$1.45	$1.00
	Second Quarter	$1.23	$0.70
	Third Quarter	$0.80	$0.38
	Fourth Quarter	$0.65	$0.22

2019	First Quarter	$0.70	$0.24
	Second Quarter	$0.70	$0.42
	Third Quarter	$0.70	$0.51
	Fourth Quarter	$0.83	$0.47

As of April 20, 2020, the closing sale price for our Class A common stock as reported on the OTCQB system was $1.70 per share. As of that date, there were approximately 357 shareholders of record for our Class A common stock. This does not include beneficial owners holding Class A common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 3,460 shareholders.

Trading Suspension

On April 30, 2020, the SEC issued an Order of Suspension of Trading (the “Order”) of our common stock for the 10-day period from May 1, 2020 to May 14, 2020. A trading suspension is not an enforcement action and is not a finding of wrongdoing by the SEC. In the Order, the SEC raised questions regarding the accuracy and adequacy of publicly available information in the marketplace concerning the Company since at least February 24, 2020, relating to publicly available information concerning the Company, including (a) information in the marketplace claiming that the Company has a patent for a disinfectant that kills “coronavirus”; and (b) a statement made by the Company on April 7, 2020 regarding the Company’s involvement in the fight against COVID-19. With the assistance of outside counsel, Dickinson Wright, we have notified the SEC that we do not believe the SEC should have ordered a trading suspension and we believe that all disclosures by the Company in the marketplace are accurate and adequate.

On May 6, 2020, we, through Dickinson Wright, filed with the SEC a Petition to Terminate Trading Suspension (“Petition”). On May 7, 2020, Dickinson Wright filed with the SEC a Motion for Expedited Consideration of Petition to Terminate Trading Suspension. In our Petition, we informed the SEC that neither the Company, nor its officers or directors were the source of the “information in the marketplace” cited by the SEC. The Company believes that the “information” to which the SEC refers is information that may have been posted by third parties on internet message boards. The Company cautions investors to rely only on information released by the Company in its current and periodic reports filed with the SEC, and in press releases that the Company, from time to time, may issue. The Company has a policy of not communicating on internet message boards and a policy of not communicating with persons seeking to obtain information from the Company outside of the Company’s public filings and official statements. The Company at no time and in no medium has communicated or published information claiming that “the Company has a patent for a disinfectant that kills ‘coronavirus.’” The Company has no knowledge of the source of such information entering the marketplace. The Company’s practice is to cooperate with non-public inquiries conducted by regulators. The Company does have four issued patents – two issued in April 2017, one issued in November 2018, and one issued in October 2019 – relating to the Company’s work in disinfectants. The testing on the Company’s formulations for the four patents all occurred prior to the filing in 2015 of the patent applications.

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

Recent Sales of Unregistered Securities

On January 31, 2019, we sold 325,581 shares of Class A common stock in a private placement to PEN Comeback, LLC (“PEN Comeback”) at a per share price of $0.40 for aggregate proceeds of $130,232. At the same time PEN Comeback bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $9,768.

On March 22, 2019, we sold 232,558 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $93,023. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,977.

On April 3, 2019, we issued an aggregate of 18,180 shares of our Class A common stock to five of our directors as compensation to them for service on our Board. The shares were valued at $0.55 per share based on the quoted price of the stock for a total value of $10,000. On that date the Board also granted to our President an option to purchase up to 550,000 shares of our Class A common stock at a price of $0.55 per share. Under that option, the right to purchase 50,000 shares vested on the date of grant, the right to purchase up to 75,000 shares vested on December 31, 2019, the right to purchase 100,000 shares will vest on June 30, 2020, and the right to purchase up to 125,000 shares will vest on December 31, 2020. In addition, two tranches entitling him to purchase 100,000 shares vest only if he reaches the cap for cash payments under the bonus program created under his employment agreement. The bonus cap under Mr. Berman’s employment agreement was not reached in 2019 and that tranche will never vest, but the tranche for 2020 may vest in the future. All rights to purchase have a term of 5 years from date of vesting.

On April 24, 2019, we issued an aggregate of 19,998 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $12,000.

On May 10, 2019, we sold 523,266 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

On June 27, 2019, we sold 441,860 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $176,744. At the same time the investor bought warrants to purchase up to 441,860 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $13,256.

On July 24, 2019, we issued an aggregate of 18,750 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.64 per share based on the quoted price of the stock for a total value of $12,000.

On September 6, 2019, we sold 216,912 shares of Class A common stock in a private placement to PEN Comeback 2, LLC (“PEN Comeback 2”) at a per share price of $0.65 for aggregate proceeds of $140,993. At the same time the investor bought 216,906 warrants to purchase up to 216,906 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,507.

On October 9, 2019, we sold an additional 88,235 shares of Class A common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $57,353. At the same time the investor bought 88,235 warrants to purchase up to 88,235 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $2,647.

On October 23, 2019, we issued an aggregate of 23,331 shares of Class A common stock to our directors as compensation to them for service on our Board and its committees. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $14,000.

On October 31, 2019, we sold an additional 165,441 shares of Class A common stock in a private placement to PEN Comeback 2 and 15,384 shares of Class A common stock to the Rickert Family, Limited Partnership, all at a per share price of $0.65 for aggregate proceeds of $117,537. At the same time PEN Comeback 2 bought 165,441 warrants to purchase up to 165,441 additional shares and the partnership bought 13 warrants to purchase up to 13 additional shares, all at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $4,963.

On December 10, 2019, we sold an additional 272,059 shares of Class A common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $176,838. At the same time the investor bought 272,055 warrants to purchase up to 272,055 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $0.03 per warrant for an aggregate of $8,162.

On December 18, 2019, we issued an aggregate of 20,688 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.58 per share based on the quoted price of the stock for a total value of $12,000.

The issuances of all shares described in this section were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2).

Issuer Purchases of Equity Securities

Neither we nor any of our affiliates have engaged in any purchases of our equity securities during the periods discussed in this Report.

Equity Compensation Plan Information

The table below sets out as of December 31, 2019 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and the number of securities remaining available for future issuance under the plan (other than the securities to be issued upon the exercise of the outstanding options, warrants and rights) (column (c)).

Plan (none of which have been approved by security holders)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2002 and 2012 Equity Compensation Plans (1)	5,502	57.43	22,276
2015 Equity Incentive Plan (2)	-	-	8,515
Option granted to Tom J. Berman (3)	450,000	0.55	-
Stock Appreciation Rights Plan (4)	-	-	-
Total	455,502	1.24	30,791

12

(1)

The 2002 Equity Compensation Plan was approved by a majority of the shareholders casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. All options granted under both plans were priced at the fair market value of our common stock, or greater, on the date of grant and have a life of up to ten (10) years from their date of grant, subject to earlier termination as set forth in the plan. Adjusted for the reverse stock split that was effective January 26, 2016, a total of 27,778 options were authorized under the 2012 plan. See the further description of this Plan in Note 11 to the Consolidated Financial Statements.

(2)

The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. The 2015 Equity Incentive Plan permits stock awards as well as option grants. Under this Plan we can make stock grants or option grants. If awards expire unexercised, or restricted shares are forfeited, those shares are again available for grant under the Plan. See the further description of this Plan in Note 11 to the Consolidated Financial Statements.

(3)	Only 125,000 of the options were exercisable as of December 31, 2019. See further description of this option in Note 11 to the Consolidated Financial Statements

(4)	The Stock Appreciation Rights Plan was terminated as of December 31, 1997 but rights were issued prior to its termination that will, under certain circumstances, result in the issuance of shares of our common stock. The number of shares that will be issued under that Plan will be determined at the time of our first registered offering based on the price of the shares and therefore the number of shares to be issued is not calculable. See the description of the Stock Appreciation Rights Plan in Note 16 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide disclosure under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes and markets consumer and industrial products powered by nanotechnology that solve everyday problems for customers in the optical, transportation, military, sports and safety industries. Our primary business is the formulation, marketing and sale of products powered by nanotechnology including the ULTRA CLARITY brand eyeglass cleaner, our defogging products and nanocoating products for glass and ceramics. We have historically sold our consumer products directly to opticians and ophthalmologists and small optical retailers and we will continue to do so, even as we are now working to expand our consumer sales by e-commerce and developing Nano Magic-branded consumer products to sell into big box retailers and direct-to-consumer sales. We also develop and sell printable inks and pastes, thermal management materials, and graphene foils and windows. Our Innovation and Technology Center conducts development services for us and for government and private customers.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Restrictions imposed by Federal, state and local governments have affected operations of our business and those of our vendors and customers as well as logistics for shipping and receiving supplies and shipping our products.

Apart from the disruption affecting all manufacturing businesses, some of the raw materials and bottles used to produce our liquid products are used to produce hand sanitizer and other cleaning product that are in high demand and some of our raw materials and packaging have become harder to find due to the COVID-19 pandemic. If shortages continue, we may not be able to obtain adequate supply. Moreover, when the material is available, the price can be substantially higher which will probably adversely impact our profit margin even if we can implement some price increases. The increased use of face masks and other personal protective equipment as a result of the pandemic has created additional demand for our antifog product.

Our principal operating segments coincide with the types of products to be sold. The Company’s two reportable segments for the years ended December 31, 2019 and 2018 were (i) the Product segment and (ii) the Contract services segment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2019 and 2018.

Comparison of Results of Operations for the Year Ended December 31, 2019 and 2018

Revenues

For the years ended December 31, 2019 and 2018, revenues consisted of the following:

	Year Ended December 31,
	2019	2018
Revenues:
Product segment	$1,539,191	$3,170,210
Contract services segment	896,819	1,330,545
Total segment and consolidated sales	$2,436,010	$4,500,755

For the year ended December 31, 2019, sales from the Product segment decreased by $1,631,019, or 51%, as compared to the year ended December 31, 2018. This was primarily attributable to the loss of large retail optical chains as customers in 2018 that reduced the sales volume of our optical cleaners in 2019. We are working to increase sales through other distribution channels and to place products with other retailers, but we anticipate it will take time to rebuild revenue.

For the year ended December 31, 2019, revenues of our Contract services segment decreased by $433,726 or 33% as compared to the year ended December 31, 2018, due primarily to the completion of research projects that were not replaced with new projects. We have submitted proposals for funding of other projects and expect, in the ordinary course of business, that some of those proposals will be funded and new contracts will replace those that have been concluded.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including costs related to government and private contracts in our Contract services segment.

For the year ended December 31, 2019, cost of revenues decreased by $1,336,425, or 39%. These consisted of the following:

	Year Ended December 31,
	2019	2018
Cost of revenues:
Product segment	$1,200,168	$2,609,872
Contract services segment	911,941	842,098
Total segment and consolidated cost of revenues	$2,112,109	$3,451,970

Gross profit and gross margin

For the year ended December 31, 2019, gross profit amounted to $323,901 as compared to $1,048,785 for the year ended December 31, 2018, a decrease of $724,884, or 69%. The decrease was due to significant reduction in sales volume that negatively impacted margin. For the years ended December 31, 2019 and 2018, gross margins were 13.3% and 23.3%, respectively.

Gross profit and gross margin by segment and totals are as follows:

	Year Ended December 31,
	2019	%	2018	%
Gross profit:
Product segment *	$339,023	22.0%	$560,338	17.7%
Contract services segment *	(15,122)	-1.7%	488,447	36.7%
Total gross profit	$323,901	13.3%	$1,048,785	23.3%

*	Gross margin is based on respective segments sales.

Operating expenses

For the year ended December 31, 2019, operating expenses increased by $326,597, or 27%. For the years ended December 31, 2019 and 2018, respectively, operating expenses consisted of the following:

	Year Ended December 31,
	2019	2018
Selling and marketing expenses	$66,892	$36,638
Salaries, wages and related benefits	361,188	(34,265)
Research and development	68,539	60,846
Professional fees	310,141	414,729
General and administrative expenses	548,224	612,230
Total	$1,354,984	$1,089,178

●	For the year ended December 31, 2019, selling and marketing expenses increased by $31,254, or 88%, as compared to the year ended December 31, 2018. The increase was primarily attributable to costs associated with product marketing as we worked to increase revenue following the loss of major customers in 2018.

●	For the year ended December 31, 2019, salaries, wages and related benefits increased by $395,473 or 1154%, as compared to the year ended December 31, 2018. The change from 2018 reflects a substantial, one-time reduction in salaries that occurred in 2018 with the write-down of salaries payable to Scott and Jeanne Rickert that was associated with the initial investment by PEN Comeback LLC.

●	For the year ended December 31, 2019, research and development costs increased by $7,693, or 13%, as compared to the year ended December 31, 2018. This is attributable to updating our packaging as we work to increase sales of our optical products and to development work related to specialized coatings to meet the requirements of potential customers.

●	For the year ended December 31, 2019, professional fees decreased by $104,588, or 25%, as compared to the year ended December 31, 2018 due to reduction in fees paid to outside counsel and consultants.

●	For the year ended December 31, 2019, general and administrative expenses decreased by $64,006, or 10%, as compared to the year ended December 31, 2018 primarily due to general cost-cutting measures taken by the company.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2019, loss from operations amounted to $1,031,083 as compared to a loss from operations of $40,393 for the year ended December 31, 2018, a difference of $990,690 or 2453%.

Other income

For the year ended December 31, 2019, total other income amounted to $66,096 as compared to other income of $62,465 for the year ended December 31, 2018, an increase of $3,641, or 6%. Interest expense was down due to the pay-off of the revolving credit facility in January 2019. Additionally, 2018 accounted for the one-time write-off of an account payable and certain related accruals and the reversal of a portion of a litigation reserve which was settled for less than the amount reserved.

Net loss

As a result of the foregoing, for the year ended December 31, 2019, our net (loss) amounted to $(964,987) as compared to a net income of $22,072 for the year ended December 31, 2018, a change of $(987,059) or -4472%.

For the years ended December 31, 2019 and 2018, net loss amounted to $(0.21) per common share (basic and diluted), and a net income of $0.01 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $673,040 and unrestricted cash of $216,801 as of December 31, 2019.

The following table sets forth a summary of changes in our working capital from December 31, 2018 to December 31, 2019:

	December 31, 2019	December 31, 2018	Dollar Change	Percentage Change
Working capital (deficit):
Total current assets	$835,109	$1,272,208	$(437,099)	(34.4)%
Total current liabilities	1,508,149	2,307,173	(799,204)	(34.6)%
Working capital (deficit):	$(673,040)	$(1,034,965)	$361,925	(35.0)%

Reductions on current assets and current liabilities reflect the smaller size of the business. At the same time, working capital was substantially improved as we reduced accounts payable and other accrued expenses and paid off the revolving credit line.

This working capital deficit raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Our principal future uses of cash are for working capital requirements, including sales and marketing expenses, legal and other professional fees, capital expenditures and reduction of accrued liabilities. These uses will depend on numerous factors including our sales and other revenues, and our ability to control costs. Recently, we have financed our working capital needs primarily through sales of equity securities. Over the past year we have continued to focus closely on all expenditures, at the same time working to increase sales and revenue. We will continue to look for opportunities to raise funds while minimizing dilution and, as funds permit, to increase the marketing of our products. There has been a slow-down in business activity as a result of the COVID-19 pandemic, but the severity of the disruption and the length of the slow-down and timing of recovery are unknown. This, along with the specific factors noted elsewhere, could further strain our liquidity and create a greater need for working capital.

Our consolidated financial statements included elsewhere in this Report have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net cash used by operating activities was $878,668 for the year ended December 31, 2019 as compared to net cash provided by operating activities of $155,886 for the year ended December 31, 2018, a change of $(1,034,554), or -664%.

●	Net cash used by operating activities for the year ended December 31, 2019 primarily reflected a net loss of $964,987, partially offset by the add-back of non-cash items totaling $194,365, and $(108,046) used by changes in operating assets and liabilities.

●	Net cash provided by operating activities for the year ended December 31, 2018 primarily reflected a net income of $22,072, contributed to by the add-back of non-cash items totaling $551,880, and $(418,066) used by changes in operating assets and liabilities.

Net cash used in investing activities was $(11,361) for the year ended December 31, 2019 as compared to $(3,916) for the year ended December 31, 2018. Additions in 2019 were mostly related to computer equipment and peripherals.

Net cash provided by financing activities was $810,332 for the year ended December 31, 2019 as compared to net cash used in financing activities of $(78,767) for the year ended December 31, 2018. During the year ended December 31, 2019, we used $508,859 to pay-off a line of credit and repaid other debt in the amount of $18,199, and received $1,169,773 in net proceeds from the sale of securities. During the year ended December 31, 2018, we paid down $374,735 more than we received under the line of credit and received $344,944 in net proceeds from the sale of securities.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in Note 2 - Significant Accounting Policies of our consolidated financial statements included within this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

Our recently issued accounting standards are included in Note 2 - Significant Accounting Policies of our consolidated financial statements included within this Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

NANO MAGIC INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Audit Committee
Nano Magic Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nano Magic Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 3 that were applied to restate the 2018 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2018-11, Leases, (Topic 842), effective January 1, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flows from operations, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2019.

/s/ UHY LLP

Sterling Heights, Michigan

May 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nano Magic Inc. and Subsidiaries (formerly known as PEN Inc. and Subsidiaries)

Opinion on the Financial Statements

We have audited, before the effects of the adjustments for the correction of immaterial errors described in Note 3, the consolidated balance sheet of Nano Magic Inc. and Subsidiaries (formerly known as PEN Inc. and Subsidiaries) (“the Company”) as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, except for the errors described in Note 3, the 2018 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by UHY LLP. (The 2018 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein.)

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

We served as the Company’s auditor from December 2018 through January 2020.

/s/ Tama, Budaj & Raab, P.C.
Tama, Budaj & Raab, P.C.
Farmington Hills, Michigan
November 13, 2019

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2019	2018
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$216,801	$211,498
Investments	10,236	10,004
Restricted cash	-	85,000
Accounts receivable, net	151,290	307,554
Inventory	422,622	559,802
Prepaid expenses and contract assets	34,160	98,350
Total Current Assets	835,109	1,272,208
Right-of-use assets	257,523	-
Property, plant and equipment, net	221,565	294,983
Other assets	5,890	32,196
Total Assets	$1,320,087	$1,599,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$801,788	$1,169,067
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	199,875	478,155
Bank revolving line of credit	-	330,892
Current portion of notes payable	52,641	73,562
Advances from related parties	140,000	140,000
Current portion of lease liabilities	131,835	-
Contract liabilities	162,123	95,610
Total Current Liabilities	$1,508,149	$2,307,173
Notes payable, net of current portion	122,170	129,798
Lease liabilities, net of current portion	136,624	-
Total Liabilities	$1,766,943	$2,436,971

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	$-	$-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 6,222,881 and 3,741,481 issued and outstanding at December 31, 2019 and 2018, respectively	622	374
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; No shares issued and outstanding at December 31, 2019 and 2018	-	-
Class Z common stock: $0.0001 par value, 300,000 shares authorized; No shares issued and outstanding at December 31, 2019 and 2018	-	-
Additional paid-in capital	7,242,067	5,886,600
Accumulated deficit	(7,689,545)	(6,724,558)
Total Stockholders’ Deficit	(446,856)	(837,585)
Total Liabilities and Stockholders’ Deficit	$1,320,087	$1,599,387

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018
	(Audited)	(Audited)
REVENUES:
Products	$1,539,191	$3,170,210
Contract services	896,819	1,330,545

Total Revenues	2,436,010	4,500,755

COST OF REVENUES:
Products	1,200,168	2,609,872
Contract services	911,941	842,098

Total Cost of Revenues	2,112,109	3,451,970

GROSS PROFIT	323,901	1,048,785

OPERATING EXPENSES:
Selling and marketing expenses	66,892	35,638
Salaries, wages and related benefits	361,188	(34,265)
Research and development	68,539	60,846
Professional fees	310,141	414,729
General and administrative expenses	548,224	612,230

Total Operating Expenses	1,354,984	1,089,178

INCOME (LOSS) FROM OPERATIONS	(1,031,083)	(40,393)

OTHER (EXPENSE) INCOME:
Interest expense	(8,637)	(90,573)
Other income, net	74,733	153,038

Total Other (Expense) Income	66,096	62,465

NET INCOME (LOSS)	$(964,987)	$22,072

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.21)	$0.01
Diluted	$(0.21)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,673,244	3,224,529
Diluted	4,673,244	3,224,529

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Audited)

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	1,653,322	$165	1,423,252	$142	-	$-	$5,490,923	$(6,587,235)	$(1,096,005)

Impact of adoption of ASC 606 on opening contract values								(159,395)	(159,395)

Common stock issued for cash, net of issuance costs	590,847	59	-	-	-	-	295,366	-	295,426

Common stock issued for services	61,260	6	12,800	2	-	-	50,733	-	50,741

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	49,577	-	49,577

Conversion of Class B to Class A shares	1,436,052	144	(1,436,052)	(144)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	22,072	22,072

Balance, December 31, 2018	3,741,481	374	-	-	-	-	5,886,600	(6,724,558)	(837,584)

Common stock issued for cash, net of issuance costs	2,281,286	228	-	-	-	-	1,101,794	-	1,102,022

Common stock issued for services	200,114	20	-	-	-	-	126,604	-	126,624

Stock-based compensation	-	-	-	-	-	-	59,091	-	59,091

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	67,978	-	67,978

Net loss	-	-	-	-	-	-	-	(964,987)	(964,987)

Balance, December 31, 2019	6,222,881	622	-	-	-	-	7,242,067	(7,689,545)	(446,856)

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(964,987)	$22,072
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in inventory obsolescence reserve	(76,125)	403,370
Bad debt expense	-	34,977
Depreciation and amortization expense	84,547	97,710
Stock-based compensation	185,943	50,800
Change in operating assets and liabilities:
Accounts receivable	156,264	265,101
Accounts receivable - related party	-	14,226
Inventory	213,304	(229,191)
Prepaid expenses and contract assets	90,496	72,816
Accounts payable	(367,279)	(214,447)
Operating lease liabilities	10,936	-
Accrued expenses	(278,280)	(29,410)
Customer deposits and contract liabilities	66,513	(332,138)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(878,668)	155,886

CASH FLOWS FROM INVESTING ACTIVITIES
Net activity on investments	(232)	-
Purchases of property, plant and equipment	(11,129)	(3,916)

NET CASH USED BY INVESTING ACTIVITIES	(11,361)	(3,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	177,967	2,398,600
Repayment of bank lines of credit	(508,859)	(2,773,335)
Repayment of bank loans	(18,199)	(73,976)
Proceeds from sale of common stock and warrants	1,169,773	344,944
Repayment of notes payable	(10,350)	-
Proceeds from advances from related parties	-	25,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	810,332	(78,767)

NET INCREASE (DECREASE) IN CASH	(79,697)	73,203

CASH, beginning of year	296,498	223,295

CASH, end of period	$216,801	$296,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$10,861	$67,459

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued director fees settled with common stock	$-	$50,733

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

Cash	$216,801	$211,498
Restricted cash	-	85,000

Total cash and restricted cash	$216,801	$296,498

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nano Magic Inc. (“we”, “us”, “our”, “Nano Magic” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology, and performs nanotechnology product research and development generating revenues through performing contract services. On March 3, 2020, we changed our name from PEN Inc. to Nano Magic Inc.

Through the Company’s wholly-owned subsidiary, Nano Magic LLC, formerly known as PEN Brands LLC, we develop, manufacture and sell consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates. These products are marketed internationally primarily to customers in the optical industry. On March 31, 2020, PEN Brands LLC changed its name to Nano Magic LLC.

Through the Company’s wholly-owned subsidiary, Applied Nanotech, Inc., we primarily perform contract research services for the Company and for governmental and private customers.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Applied Nanotech, Inc. and Nano Magic LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company had losses from operations and net cash used by operations of $1,031,083 and $878,668, respectively, for the year ended December 31, 2019. Furthermore, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $7,689,545, $446,856 and $673,040, respectively, at December 31, 2019 and $6,724,558, $837,585, and $1,034,965 at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. During 2018 management took measures to reduce operating expenses and continued to closely monitor costs in 2019. In addition, the Company raised equity capital in 2018, 2019 and 2020. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2019 and 2018 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

The Company analyzes all financial and non-financial instruments with features of both liabilities and equity under the Financial Accounting Standards Board (“FASB”) accounting standard for such instruments. Under this standard, financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company accounts for no items at fair value using level 3 valuation.

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

Investments

Investments consist of long-term certificates of deposit. The certificate of deposit held at December 31, 2019 and 2018 matures in May 2021 and carries interest at a rate of 2.29% per year.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method based on prices paid for inventory items. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as sales to individual customers and expected recoverable values.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2019 and 2018.

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), effective January 1, 2018 using the modified retrospective method. ASC Topic 606 is a comprehensive revenue recognition model that requires revenue to be recognized when control of the promised goods or services are transferred to our customers at an amount that reflects the consideration that we expect to receive. The cumulative impact of this adoption for open contracts as of January 1, 2018 was $159,396; this affected December 31, 2017 retained earnings. The application of ASC Topic 606 requires us to use significant judgment and estimates. Application of ASC Topic 606 requires a five-step model applicable to all revenue streams as follows:

Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract.

When a contract includes multiple promised goods or services, we apply judgment to determine whether the promised goods or services are capable of being distinct and are distinct within the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. Variable consideration is described in detail below.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative Stand-Alone Selling Price (“SSP,”) basis. We determine SSP based on the price at which the performance obligation would be sold separately. If the SSP is not observable, we estimate the SSP based on available information, including market conditions and any applicable internally approved pricing guidelines.

Recognition of revenue when, or as, we satisfy a performance obligation

We recognize contract revenue over time and product revenue at a point in time, when the related performance obligation is satisfied by transferring the promised goods or services to our customer. Contract revenue is recognized based on a cost-to-cost input method.

Disaggregation of Revenue

For the years ended December 31, 2019 and 2018, total sales in the United States represent approximately 83% and 93% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2019 and 2018.

Principal versus Agent Considerations

When another party is involved in providing goods or services to our customer, we apply the principal versus agent guidance in ASC Topic 606 to determine if we are the principal or an agent to the transaction. When we control the specified goods or services before they are transferred to our customer, we report revenue gross, as principal. If we do not control the goods or services before they are transferred to our customer, revenue is reported net of the fees paid to the other party, as agent. Our evaluation to determine if we control the goods or services within ASC Topic 606 includes the following indicators:

We are primarily responsible for fulfilling the promise to provide the specified good or service.

When we are primarily responsible for providing the goods and services, such as when the other party is acting on our behalf, we have indication that we are the principal to the transaction. We consider if we may terminate our relationship with the other party at any time without penalty or without permission from our customer.

We have inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer.

We may commit to obtaining the services of another party with or without an existing contract with our customer. In these situations, we have risk of loss as principal for any amount due to the other party regardless of the amount(s) we earn as revenue from our customer.

The entity has discretion in establishing the price for the specified good or service.

We have discretion in establishing the price our customer pays for the specified goods or services.

Contract Assets

We capitalize costs and estimated earnings in excess of billings as a contract asset in current assets. At December 31, 2019 and 2018, contract assets totaled $15,525 and $16,486, respectively.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, Contract liabilities are recorded under the caption “contract liabilities” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. At December 31, 2019 and 2018, contract liabilities totaled $162,123 and $95,610, respectively.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2019 and 2018 shipping and handling costs amounted to $94,431 and $110,761, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2019 and 2018 were $68,539 and $60,846, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2019 and 2018 were $4,969 and $779, respectively, and are included in selling and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2019 or 2018.

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

Earnings (Loss) Per Share of Common Stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2018, 37,778 contingently issuable common shares that were issuable based on certain market conditions (see Note 11) were not included in the potential dilutive shares in calculating the diluted EPS. Additionally, potentially dilutive common shares consist of common stock options and warrants (using the treasury stock method).

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net income (loss) and consisted of the following:

	December 31, 2019	December 31, 2018
Stock options	455,502	8,726
Stock warrants	2,817,463	551,559
Restricted stock	-	37,778
Warrant options	-	550,847
Total	3,272,952	1,148,910

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 16).

Net income (loss) per share for each class of common stock is as follows:

Net income (loss) per common shares outstanding:	Year Ended December 31, 2019	Year Ended December 31, 2018
Class A common stock	$(0.21)	$0.01

Weighted average shares outstanding:
Class A common stock	5,607,392	3,741,481
Class B common stock	-	-
Class Z common stock	-	-
Total weighted average shares outstanding	5,607,392	3,741,481

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

Leases

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective basis and did not adjust comparative periods as permitted under Accounting Standards Update (“ASU”) 2018-11. ASC 842 supersedes nearly all existing lease accounting guidance under U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) including ASC Topic 840, Leases. ASC 842 requires that lessees recognize Right-of-Use (ROU) assets and lease liabilities calculated based on the present value of lease payments for all lease agreements with terms that are greater than twelve months. ASC 842 distinguishes leases as either a finance lease or an operating lease that affects how the leases are measured and presented in the statement of operations and statement of cash flows.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. On the date of adoption, operating lease liabilities and right-of-use assets totaled $400,327. We do not have finance leases as per the definition of ASC 842 as of December 31, 2019.

The FASB issued practical expedients and accounting policy elections that the Company has applied as described below.

Practical Expedients

ASC 842 provides a package of three practical expedients that must be adopted together and applied to all lease agreements. The Company elected the package of practical expedients as follows for all leases:

Whether expired or existing contracts contain leases under the new definition of a lease.

Because the accounting for operating leases and service contracts was similar under ASC 840, there was no accounting reason to separate lease agreements from service contracts in order to account for them correctly. The Company reviewed existing service contracts to determine if the agreement contained an embedded lease to be accounted for on the balance sheet under ASC 842.

Lease classification for expired or existing leases.

Leases that were capital leases under ASC 840 are accounted for as financing leases under ASC 842 while leases that were operating leases under ASC 840 are accounted for as operating leases under ASC 842.

Whether previously capitalized initial direct costs would meet the definition of initial direct costs under the new standard guidance.

The definition of initial direct costs is more restrictive under ASC 842 than under ASC 840. Entities that do not elect the practical expedient are required to reassess capitalized initial direct costs under ASC 840 and record an equity adjustment for those that are not capitalizable under ASC 842.

Accounting Policy Elections

Lease Term

The Company calculates the term for each lease agreement to include the noncancelable period specified in the agreement together with (1) the periods covered by options to extend the lease if the Company is reasonably certain to exercise that option, (2) periods covered by an option to terminate if the Company is reasonably certain not to exercise that option and (3) period covered by an option to extend (or not terminate) if controlled by the lessor.

The assessment of whether the Company is reasonably certain to exercise an option to extend a lease requires significant judgement surrounding contract-based factors, asset-based factors, entity-based factors and market-based factors.

Lease Payments

Lease payments consist of the following payments (as applicable) related to the use of the underlying asset during the lease term:

●	Fixed payments, including in substance fixed payments, less any lease incentives paid or payable to the lessee

●	Variable lease payments that depend on an index or a rate, such as the Consumer Price Index or a market interest rate, initially measured using the index or rate at the commencement date of January 1, 2019.

●	The exercise price of an option to purchase the underlying asset if the lessee is reasonably certain to exercise that option.

●	Payments for penalties for terminating the lease if the lease term reflects the lessee exercising an option to terminate the lease.

●	Fees paid by the lessee to the owners of a special-purpose entity for structuring the transaction

●	For a lessee only, amounts probable of being owed by the lessee under residual value guarantees

Incremental Borrowing Rate

The ROU asset and related lease liabilities recorded under ASC 842 are calculated based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the lessee’s IBR, defined as the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Recently Issued Accounting Pronouncements

Financial Instruments — Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard prescribes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument.

Measurement of expected credit losses is to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 is effective for the annual reporting period beginning on or after December 15, 2020.  The Company adopted this standard January 1, 2020 and there was no material impact.

Except for our accounting policies for leases as a result of adopting ASC 842, there have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2019, that have had a material impact on our Consolidated Financial Statements and related notes.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. None of the reclassifications, excluding the correction disclosed in Note 3 below, had any impact on the net loss reported in 2018.

NOTE 3 – CORRECTION OF IMMATERIAL ERRORS

During the fourth quarter of 2019, the Company identified errors in accounting for revenues and cost of revenues resulting in immaterial correction of errors in previously issued consolidated financial statements. Each of these errors affected periods beginning prior to 2018 through December 31, 2019. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that while the errors did not, individually, or in the aggregate, result in a material misstatement of the previously issued consolidated financial statements, correcting these errors in the fourth quarter ended December 31, 2019 would have been material to that quarter.

The adjustments cumulatively impacted the following balance sheet items as of December 31, 2018:

	As Reported	Adjustment		As Corrected
Inventories	$827,527	$(267,725)	(a)	$559,802
Prepaid expenses and other current assets	81,864	16,486	(b)	98,350
Property, plant and equipment, net	328,028	(33,045)	(c)	294,983
Total Assets	1,883,671	(284,284)		1,599,387
Accounts payable	1,375,042	(205,975)	(d)	1,169,067
Contract liabilities	89,730	5,880	(e)	95,610
Total Liabilities	2,637,066	(200,095)		2,436,971
Total Stockholders’ Deficit	$(753,396)	(84,189)	(f)	$(837,585)

References to above adjustments

a.	The Company lost lens care customers in 2018 that had an impact on the realizable value of specific customer-inventory that was held in inventory and not reserved for at year-end.

b.	This adjustment accounts for the value of contract assets due to earnings on contracts that had not been billed for at year-end.

c.	There was an error in the calculation of accumulated depreciation for specific property, plant and equipment.

d.	Accrued accounts payable invoices for goods received not invoiced were reconciled after year-end and subsequently reversed. Additionally, audit fees accrued in 2018 for the audit performed in 2019 was reversed, while legal fees that related to 2018 that were not booked were recorded in the above adjustments.

e.	An increase in contract liabilities was booked as a result of proper adoption of ASC 606 for contracts in-progress at year-end.

f.	Total Stockholders’ Deficit increased due to a revaluation of opening contracts with the adoption of ASC Topic 606 on January 1, 2018 totaling $159,396 offset by the understatement of net earnings for the year ended December 31, 2018 of $75,207 as detailed below.

The errors discussed above resulted in an understatement of net earnings of $75,207 for the year ended December 31, 2018 as detailed in the table below:

	As Reported	Adjustment		As Corrected
Product revenues	$3,048,164	$122,046	(a)	$3,170,210
Contract services revenues	1,282,588	47,957	(b)	1,330,545
Cost of product revenues	2,325,617	284,255	(c)	2,609,872
Cost of contract services revenues	1,126,352	(284,254	)(d)	842,098
Gross profit	878,783	170,002		1,048,785
Total operating expenses	1,197,281	(108,103	)(e)	1,089,178
(Loss) from operations	(318,498)	278,105		(40,393)
Other Income	265,363	(202,898	)(f)	62,465
Net Income (Loss)	$(53,135)	$75,207		$22,072

References to above adjustments

a.	Represents the reclassification of product revenues formerly included in contract services revenue segment on the Applied Nanotech, Inc. books in 2018.

b.

With the proper recognition of contract services revenues with the adoption of ASC Topic 606, in-progress contract revenue was determined to be understated in 2018 by $170,003, offset by the reclassification noted in item (a) above of $122,046.

c.

Cost of product revenues increased by $284,255 for the net effect of the $267,725 increase to the inventory reserve, the error found in the depreciation calculation of $33,045, a general reclassification of operating expenses to cost of revenues of $96,779, an increase associated with costs related to the product revenues reclass to the product segment identified in item (a) above of $78,466, offset by the reversal of the balance in goods received not invoiced of $191,760.

d.

Cost of contract services revenues decreased by $284,254 resulting from a reclass of $205,788 of sublease income from Other Income plus $78,466 in cost of revenues associated with the product revenues reclass to the product segment identified in item (a) above.

e.

Operating expenses decreased by $108,103 resulting primarily from a general reclassification of expenses to cost of revenues of $96,778 plus the net effect of corrections in accruals explained in the balance sheet section above.

f.	Other Income decreased primarily from the reclassification of sublease income totaling $205,788 to net out rent expenses in cost of revenues, offset by a small reclassification of interest expense to operating expense.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2019 and 2018, accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$164,960	$321,224
Less: allowance for doubtful accounts	(13,960)	(13,670)
Accounts receivable, net	$151,290	$307,554

Bad debt expense, net of recoveries, was $0 and $34,977 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – INVENTORY

At December 31, 2019 and 2018, inventory consisted of the following:

	December 31, 2019	December 31, 2018
Raw materials	$663,932	$823,283
Finished goods	335,762	389,716
	999,694	1,212,999
Less: reserve for obsolescence	(577,072)	(653,197)
Inventory, net	$422,622	$559,802

Excess write-downs related to inventory obsolescence during the years ended December 31, 2019 and 2018 were $160,439 and $267,724, respectively, and included within cost of sales on consolidated statement of operations.

NOTE 6 - PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful Life	December 31, 2019	December 31, 2018
Machinery and equipment	5 - 10 Years	$2,729,308	$2,729,308
Furniture and office equipment	3 - 7 Years	589,860	578,731
Leasehold improvements	2 - 15 Years	10,843	10,843
		3,330,011	3,318,882
Less: accumulated depreciation		(3,108,446)	(3,023,899)
Property and equipment, net		$221,565	$294,983

For the years ended December 31, 2019 and 2018, depreciation and amortization expense amounted to $84,547 and $97,710, respectively.

During the years ended December 31, 2019 and 2018 there were no sales of equipment.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS

Leasing Transactions

The Company’s leased assets include offices, production and research and development facilities. Our current lease portfolio has remaining terms from less than one-year up to four years. Many of these leases contain options under which we can extend the term for several years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants.

On September 20, 2017, the Company entered into a three-year lease agreement for 22,172 square feet of office space in Brooklyn Heights, Ohio beginning September 20, 2017 and ending September 20, 2020. Monthly lease payments amount to $8,688.

On December 10, 2018, we entered into a five-year lease agreement for 3,742 square feet of space for the design facility in Austin, beginning January 2019 and ending February 29, 2024. Monthly lease payments start at $3,472 per month, increasing 3% each year.

On June 21, 2019, we leased approximately 1,200 square feet of office space in Bingham Farms, Michigan for nine months for a sales office. Monthly payments are $1,529 per month. The lease has been extended through December 31, 2020.

Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current operating lease liabilities. Leases with terms of less than twelve months have been classified as current ROU assets, whereas the lease with a remaining term of more than twelve months has been classified as a non-current ROU asset. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating Leases
Total operating lease ROU assets	$257,523

Operating lease liabilities (current)	131,835
Operating lease liabilities (noncurrent)	136,624
Total operating lease liabilities	$268,459

The average remaining lease term in months is 24.3 with an average discount rate of 8.50%.

Income Statement

Supplemental income statement information related to leases was as follows:

December 31, 2019
Operating Lease Costs
Cost of product revenue	$124,617
Cost of contract services	46,339
Sublease (income)	(23,200)
Net operating lease cost	$147,756

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019, are as follows:

Operating Leases
2020	$140,161
2021	46,085
2022	48,841
2023	50,315
2024	8,427
Undiscounted Cash Flows	$293,829
Less: imputed interest	(25,370)
Total	$268,459

NOTE 8 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

In April 2014, our subsidiary, Nano Magic LLC entered into a $1,500,000 revolving credit line agreement (the “Revolving Note”) with Mackinac Commercial Credit, LLC (the “Lender”) with draws limited to a borrowing base as defined in the Revolving Note. The unpaid principal balance of this Revolving Note was payable on demand and was secured by all of Nano Magic LLC’s assets. The Revolving Note was amended five times in 2015, 2017 and 2018. As amended, the interest rate was, 3.0% above the Prime Rate (as reported in the Wall Street Journal). Under a subsequent amendment, the maturity date was extended to July 3, 2019 with an automatic one-year renewal unless terminated by either party 60 days in advance.

On January 31, 2019, the Company paid $172,101 to the Lender. This payment, and the application of $85,000 in cash collateral held by the Lender, constituted the outstanding principal balance of $234,841 and accrued interest and fees of $22,260 due to the Lender and thus paid in full all of our remaining obligations under the Revolving Note. The parties also terminated a revolving credit line agreement originally executed in April 2014 that was renewed in August 2018.

At December 31, 2019 and 2018 the Company had a line of credit balance outstanding of $0 and $330,892, respectively, which includes accrued interest of $0 and $2,475, respectively. Subject to the limitations of the borrowing base, the amount available on the line of credit was $1,176,440 at December 31, 2018. The weighted average interest rate during the years ended December 31, 2019 and 2018 was approximately 8.5% and 7.9%, respectively.

NOTE 9 – NOTES PAYABLE

On February 10, 2015, our subsidiary Nano Magic LLC entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. The borrower may obtain one or more advances not to exceed $373,000. The unpaid principal balance of the Equipment Note is payable in 60 equal monthly installments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic LLC entered into an Amendment to the Equipment Note with the Bank (the “Amendment”). By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month including interest. At December 31, 2019 and 2018, the principal amount due under the Equipment Note, as amended by the Amendment, amounted to $115,926, and $134,944, respectively. As of December 31, 2019, $48,641 and $67,285, respectively, represent the current and non-current portion due under the Equipment Note, as amended by the Amendment. At December 31, 2018, the current and non-current portions were $73,562 and $60,563, respectively.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2019). All principal and interest payable under three of these notes aggregating $37,469 are due in 2025 and all principal and interest payable under two of these notes amounting to $18,350 are due in 2020. Accordingly, $51,808 is included in non-current notes payable.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

Future payments of notes payable are as follows:

Year	As of December 31, 2019
2020	$52,641
2021	$48,641
2022	$18,644
2023	-
2024	$54,885
Total	$174,811

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Payable – related parties and advances from related parties of $159,887 used as working capital in 2018 from Mr. Rickert and Ms. Rickert and accrued payroll of $16,000 due to them have been included within the consolidated balance sheets as of December 31, 2019 and December 31, 2018. We paid legal and consulting fees to director Mr. Ron Berman of $94,100 in 2019 and of $18,750 in 2018. We paid legal and consulting fees of $90,600 in 2019, $36,425 in 2018 to the law firm of Mr, Tom Berman, who is our President, Chief Executive Officer and a director.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of both of PEN Comeback, LLC and PEN Comeback 2, LLC. These two limited liability companies purchased shares of Class A common stock and derivative securities from us in 2018 and 2019. See the subsection on Sales of Stock under Issuances of Common Stock in Note 11.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Description of Preferred and Common Stock

On December 11, 2015, the Board of Directors of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio of 1-for-180 (the “Reverse Stock Split”) and authorized an amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split, to reduce the number of authorized shares of common stock, and to set a par value of $0.0001 per share after the Reverse Stock Split. On January 26, 2016, each one hundred eighty (180) shares of the Company’s (i) Class A Common Stock (“Class A common stock”), (iii) Class B Common Stock and (iii) Class Z Common Stock, then issued and outstanding were automatically combined into one validly issued, fully paid and non-assessable share of Class A Common Stock, Class B Common Stock and Class Z Common Stock, respectively, without any further action by the Company or the holder. Additionally, the authorized number of shares of common stock were reduced to 10,000,000 comprised of 7,200,000 shares of Class A Common Stock, 2,500,000 shares of Class B Common Stock (“Class B common stock”), and 300,000 shares of Class Z Common Stock (“Class Z common stock”). The par value of each class of common stock remained the same at $0.0001 per common share. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and authorized shares. The Company is also authorized to issue 20,000,000 shares of Preferred Stock, par value $0.0001 per share (“preferred stock”).

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

Voting Rights Holders of Nano Magic Class B common stock are entitled to 100 votes per share in the election of directors and other matters submitted to a vote of the stockholders.

Class Z Common Stock

Conversion Rights. Shares of Class Z common stock can be converted, one-for-one, into shares of Class A common stock at any time at the option of the holder. Shares of Class Z common stock will automatically be converted into shares of Class A common stock if the shares of Class Z common stock are not owned by Carl Zeiss Inc. (“Zeiss”) or an entity wholly owned by the ultimate parent of Zeiss. Zeiss was one of the parties to the business combination in August, 2014 and the rights of holders of Class Z common stock reflect rights it had as an equity owner of what is now our wholly-owned subsidiary, Nano Magic LLC.

Voting Rights. Holders of Class Z common stock do not vote in the election of directors or otherwise, but they do have the right to designate a director to our Board, have anti-dilution rights described below and have consent rights with respect to certain amendments to our certificate of incorporation.

Other Rights. The Class Z common stock has anti-dilutive rights that, subject to limited exceptions, permit holders of Class Z common stock to purchase additional shares or equity rights issued by us (on the same terms as made available to third parties) to maintain their economic ownership percentage. The holders of Class Z common stock are also entitled to receive a copy of any notice sent to the holders of Class A common stock or Class B common stock, as and when the notice is sent to such holders.

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

On April 3, 2019, we issued an aggregate of 18,180 shares of Class A common stock to five of our directors as compensation to them for service on our Board. These shares were valued on that date at $0.55 per share based on the quoted price of the stock for a total value of $10,000.

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

On October 24, 2019, we issued an aggregate of 23,331 shares of Class A common stock to our directors as compensation to them for service on our Board and its committees. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $14,000.

On December 18, 2019, we issued an aggregate of 20,688 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.58 per share based on the quoted price of the stock for a total value of $12,000.

On December 31, 2019, we issued an aggregate of 35,000 shares of Class A common stock under the 2015 Equity Incentive Plan to three employees in settlement of accrued salary due to them. These shares were valued on that date at $0.65 per share based on the quoted price of the stock for a total value of $22,750.

Sales of Common Stock

On October 15, 2018, we sold 590,847 shares of Class A common stock for a purchase price of $0.50 per share in a private placement for aggregate proceeds of $295,423. Purchasers were PEN Comeback, LLC (“PEN Comeback”) and the Rickert family, Limited Partnership. Ronald Berman, one of our directors, and his son, Tom Berman have reported that they each have 50% control of PEN Comeback. Immediately prior to this sale, Tom Berman was elected as our President and as President of PEN Brands that operates as our Products segment. Tom Berman was also elected to our board.

On January 31, 2019, we sold 325,581 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $130,232. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $9,767. Proceeds were used, along with other corporate funds, to pay in full the principal balance, accrued interest and fees due to our lender Mackinac Commercial Credit, LLC.

On March 22, 2019, we sold 232,558 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $93,023. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,977.

On May 10, 2019, we sold 523,266 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

On June 27, 2019, we sold 441,860 shares of Class A common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $176,744. At the same time the investor bought warrants to purchase up to 441,860 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $13,256.

On September 6, 2019, we sold 216,912 shares of Class A common stock in a private placement to PEN Comeback 2, LLC (“PEN Comeback 2”) at a per share price of $0.65 for aggregate proceeds of $140,993. At the same time the investor bought 216,906 warrants to purchase up to 216,906 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,507.

On October 9, 2019, we sold an additional 88,235 shares of Class A common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $57,353. At the same time the investor bought 88,235 warrants to purchase up to 88,235 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $2,647.

On October 31, 2019, we sold an additional 165,441 shares of Class A common stock in a private placement to PEN Comeback 2 and 15,384 shares of Class A common stock to the Rickert Family, Limited Partnership, all at a per share price of $0.65 for aggregate proceeds of $117,537. At the same time PEN Comeback 2 bought 165,441 warrants to purchase up to 165,441 additional shares and the partnership bought 13 warrants to purchase up to 13 additional shares, all at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $4,963.

On December 10, 2019, we sold an additional 272,059 shares of Class A common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $176,838. At the same time the investor bought 272,055 warrants to purchase up to 272,055 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $0.03 per warrant for an aggregate of $8,162.

Stock Options

In October 2018, options granted to two consultants to purchase an aggregate of 10,000 shares of the Company’s common stock were forfeited when the consulting relationship terminated before the options vested.

On October 15, 2018, in connection with the sale of shares of our Class A common stock to PEN Comeback the Company also sold at a price of $0.03 per option, options that would allow PEN Comeback to acquire up to an additional 550,847 shares at an option exercise price of $1.00 per share. Those options were not exercised and expired, by their terms, on June 30, 2019.

On April 3, 2019, we issued to our CEO and President, Tom Berman, an option to purchase up to 550,000 shares of Class A common Stock at a price of $0.55 per share. The option vests over time, each tranche exercisable for 4 years after vesting.

The right to purchase:	Consisting of:	Is vested or will vest on:
Tranche 1	50,000 Option Shares	The date of grant
Tranche 2	75,000 Option Shares	December 31, 2019
Tranche 3	100,000 Option Shares	June 30, 2020
Tranche 4	125,000 Option Shares	December 31, 2020
Tranche 5	100,000 Option Shares	If the Bonus Cap is reached for 2019
Tranche 6	100,000 Option Shares	If the Bonus Cap is reached for 2020

The bonus cap under Mr. Berman’s employment agreement was not reached in 2019 and that tranche will never vest.

The fair value of the option award to Mr. Tom Berman was calculated using the Black-Scholes method. The assumptions used in the calculation are shown below. The expected term represents the period of time that the option is expected to be outstanding. 125,000 shares were vested at December 31, 2019 and compensation expense related to the option award for the year-ending 2019 was $59,091. There are 325,000 shares unvested that will, if they vest, result in $153,635 of future compensation expense to be recorded.

Exercise price per option	$0.55
Weighted average fair value per option at grant date	$0.47
Expected term	5 years
Expected volatility	141%
Expected dividend yield	0%
Risk-free interest rate	1.66%

Stock options outstanding are to purchase Class A common stock. Stock option activities for the years ended December 31, 2019 and 2018 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2017	19,120	$29.38	2.82	$-
Exercised	-
Forfeited or expired	(10,394)	44.34
Granted	550,847	1.00
Balance Outstanding, December 31, 2018	559,573	$1.91	1.94	$-
Exercised	-
Forfeited or expired	(654,071)	1.23
Granted	550,000	0.55
Balance Outstanding, December 31, 2019	455,502	$1.24	4.22	$18,000

Exercisable, December 31, 2019	130,502	$2.95	4.14	$5,000

Warrants

As of December 31, 2019, there were outstanding and exercisable warrants to purchase 2,817,463 shares of common stock with a weighted average exercise price of $1.50 per share and a weighted average remaining contractual term of 40.2 months.

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

Warrant Options

As of December 31, 2018, there were outstanding 550,847 warrant options that entitled the holder, for a price of $0.03 per option, to purchase up to 550,847 options. Warrant options were only exercisable if and to the extent that options with an exercise price of $1.00 per share were in fact exercised. None of the $1.00 options were exercised. The $1.00 options and the warrant options expired by their terms on June 30, 2019.

Contingently Issuable Class A Common Shares

On August 27, 2014, the Company entered into a Restricted Stock Agreement with Dr. Zvi Yaniv, the former Chief Operating Officer and President, of Applied Nanotech, Inc., and a current employee of the Company, granting Dr. Yaniv 37,778 shares of Class A common stock, subject to forfeiture. All these shares become vested and not subject to forfeiture on the earlier of a change of control of the Company, Dr. Yaniv’s death, or if more than 180 days after closing, the average trading price of the shares during a measurement period of ten consecutive trading days would reach certain price thresholds. Any shares did not vest in the five years after the effective date were to be forfeited.

The fifth anniversary occurred August 27, 2019 and none of the shares had yet vested. Accordingly, all were forfeited. Pursuant to ASC 718-10 and related subsections, the Company estimated the fair value of the awards with market conditions using a Binomial simulation. Under that method, the awards were amortized under a three-year service period and there was no amortization in the years ended December 31, 2018 or 2019.

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

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. As of December 31, 2018, options to purchase up to 10,000 Class A common shares were issued under the Plan. As of December 31, 2019, the options had been forfeited. On December 31, 2019, we issued an aggregate of 102,500 shares to employees in settlement of accrued salaries totaling $66,615.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Income tax provision (benefit) at U.S. statutory rate of 21%	$(203,000)	$5,000
Non-deductible expenses	-	-
Other	12,000	(8,000)
Change in valuation allowance	191,000	3,000
Revaluation of deferred tax assets under U.S. tax act	-	-

Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
Deferred Tax Assets:
Net operating loss carryforward		$2,247,000	$2,046,000
Stock-based compensation		1,000	1,000
Allowance for inventory obsolescence		125,000	141,000
Accrued compensation		34,000	28,000
Other		32,000	32,000
Total deferred tax assets		2,439,000	2,248,000
Valuation allowance		(2,439,000)	(2,248,000)
Net deferred tax assets	$		-

The estimated net operating loss carryforward was approximately $10,699,000 at December 31, 2019, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards prior to 2017 will expire between 2020 and 2037, while the potential tax benefits arising after 2017 currently have no expiration date.

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

The Company’s 2017, 2018 and 2019 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. In 2018 the Company reversed of a portion of an accrual made in 2017 because the matter accrued for was settled in December 2018 and the settlement was fully paid that year. As of December 31, 2019, the Company has not accrued any amount for litigation contingencies.

NOTE 14 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the years ended December 31, 2019 and 2018 are as follows:

	Product Revenues
	For the Years Ended December 31,
	2019		2018
Customer A	*	%	40%
Customer B	*	%	11%
Total	*	%	51%

	Contract Services Revenues
	For the Years Ended December 31,
	2019	2018
Customer C	46%	9%
Customer D	36%	41%
Customer E	17%	17%
Total	99%	67%

*Less than 10%

Related to the Company’s product sales, two customers accounted for 51% of the Company’s total product revenue in 2018. No customer represented greater than 10% of the Company’s total product revenue in 2019. These customers did not have material accounts receivable balances at December 31, 2019 and 2018. Related to the Company’s contract services revenues, three customers accounted for 99% and 67% of total contract services revenues for 2019 and 2018, respectively. These customers did not have material accounts receivable balances at December 31, 2019 and 2018. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2019 and 2018, total sales in the United States represent approximately 83% and 93% of total consolidated revenues, respectively. No other geographical area accounted for more than 10% of total sales during the years ended December 31, 2019 and 2018.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2019 and 2018 are:

	For the Years Ended December 31,
	2019		2018
Vendor A	*	%	22%
Vendor B	*	%	21%
Vendor C	*	%	10%
Total	*	%	53%

*Less than 10%

NOTE 15 – EQUITY CREDITS

In 1997, Nano Magic LLC established The Equity Credit Incentive Program. This program enabled select employees the opportunity to purchase equity credits that increase in value based upon an increase in Nano Magic LLC’s revenue over a base year of 1996. Eligible credits could be redeemed after two years at the equity credit value for that year. Under certain circumstances, the equity credits were convertible into Nano Magic LLC equity. In 2018 shares were issued to convert the remaining equity credits into our stock. As of December 31, 2018 and 2019, no equity credits were issued and outstanding.

NOTE 16 – STOCK APPRECIATION RIGHTS PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, Nano Magic LLC had in place a Stock Appreciation Rights Plan A (the “SAR Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of Nano Magic LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000. There were 235,782 fully vested stock appreciation rights outstanding under the terms of the SAR Plan at December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company accrued $42,823 and $54,290, respectively, related to the cash redemption value associated with the stock appreciation rights held by terminated employees.

NOTE 17 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2019 and 2018 were the Product segment and the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2019 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2019 and 2018 was as follows:

	For the Years Ended December 31,
	2019	2018
Revenues:
Product segment	$1,539,191	$3,170,210
Contract services segment	$896,819	1,330,545
Total segment and consolidated revenues	$2,436,010	$4,500,755
Cost of revenues:
Products	$1,200,168	$2,609,872
Contract services segment	$911,941	$842,098
Total segment and consolidated cost of revenues	$2,112,109	$3,451,970

Gross profit (loss):
Product segment	$339,023	$560,338
Contract services segment	(15,122)	488,447
Total segment and consolidated gross profit	$323,901	$1,048,785
Gross margin:
Product segment	22.0%	17.7%
Contract services segment	-1.7%	36.7%
Total gross margin	13.3%	23.3%
Segment operating expenses:
Product segment	770,667	928,720
Contract services segment	215,026	200,621
Total segment operating expenses	985,694	1,129,341

Income (loss) from operations:
Product segment	$(431,644)	$(368,382)
Contract services segment	(230,148)	287,826
Total segment income (loss)	(661,792)	(80,556)
Unallocated costs	(369,291)	40,163
Total consolidated income (loss) from operations	$(1,031,083)	$(40,393)

Depreciation and amortization:
Product segment	$83,281	$97,286
Contract services segment	1,266	424
Total segment depreciation and amortization	84,547	97,710
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$84,547	$97,710

Capital additions:
Product segment	$9,400	$-
Contract services segment	1,729	3,917
Total segment capital additions	11,129	3,917
Unallocated capital additions	-	-
Total consolidated capital additions	11,129	$3,917

	December 31, 2019	December 31, 2018
Segment total assets:
Product segment	$1,132,858	$1,436,588
Contract services segment	176,568	137,189
Corporate	10,661	25,610
Total consolidated total assets	$1,320,087	$1,599,387

NOTE 18 - SUBSEQUENT EVENTS

Sales of Common Stock and Derivate Equity Securities

On January 22, 2020, we sold 198,530 shares of Class A common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $129,044. At the same time the investor bought 198,516 warrants to purchase up to 198,516 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $5,955.

On February 24, 2020, we sold 205,883 shares of Class A common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $133,824. At the same time the investor bought 205,868 warrants to purchase up to 198,516 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,176.

On March 24, 2020, in a private placement to PEN Comeback 2, we sold 551,600 shares of Class A common stock and committed to issue an additional 242,518 shares when we have additional authorized shares. If the additional shares have not been issued by March 24, 2021, we must refund the purchase price (without interest). Proceeds, at a per share price of $0.65, were $516,177. At the same time the investor bought 794,110 warrants to purchase up to 794,110 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sale of the warrants were $23,823.

On March 26, 2020, in a private placement to the same investor we committed to issue 36,765 shares when we have additional authorized shares and accepted $.65 per share for proceeds of $23,897. If the shares have not been issued by March 26, 2021, we must refund the purchase price (without interest). At the same time the investor bought 36,758 warrants to purchase up to 36,780 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sale of the warrants were $1,103.

Stock for Services

On February 12, 2020, we issued an aggregate of 21,048 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.57 per share based on the quoted price of the stock for a total value of $12,000.

Paycheck Protection Program Loan

On May 8, 2020, we obtained a loan from Fifth Third Bank for $130,000 under the Small Business Administration Paycheck Protection Program. Depending on the severity and term of the disruptions from the COVID-19 pandemic, our business may still suffer from a lack of working capital.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Restrictions imposed by Federal, state and local governments have affected operations of our business and those of our vendors and customers as well as logistics for shipping and receiving supplies and shipping our products.

Apart from the disruption affecting all manufacturing businesses, some of the raw materials and bottles used to produce our liquid products, including the new surface product, are used to produce hand sanitizer and other cleaning product that are in high demand and some of our raw materials and packaging have become harder to find due to the COVID-19 pandemic. If shortages continue, we may not be able to obtain adequate supply. Moreover, when the material is available, the price can be substantially higher which will probably adversely impact our profit margin even if we can implement some price increases. The increased use of face masks and other personal protective equipment as a result of the pandemic has created additional demand for our antifog product. There has also been a slow-down in business activity as a result of the COVID-19 pandemic, and the severity of the disruption and the length of the slow-down and timing of recovery are unknown.

As disclosed above, on May 8, 2020, we obtained a loan from Fifth Third Bank for $130,000 under the Small Business Administration Paycheck Protection Program. Depending on the severity and term of the disruptions from the COVID-19 pandemic, our business may still suffer from a lack of working capital.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

In December 2019, our auditor for the year ended December 31, 2018, Tama, Budaj & Raab, P.C. (TBR), informed us that the firm would discontinue providing audit services to public companies reporting to the Securities Exchange Commission and TBR has resigned as our auditor although TBR continued to review our quarterly filings for the first three quarters of 2019.

Other than the reports of TBR on our financial statements for the year ended December 31, 2018 indicating an expression of substantial doubt as to our ability to continue as a going concern, the report of TBR on our financial statements for the past year did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2018 and the subsequent interim reporting periods through December 23, 2019, there were (1) no disagreements with TBR on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of TBR would have caused the firm to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 301(a)(1)(v) of Regulation S-K.

Consequently, we initiated a competitive process to select an independent accounting firm. On January 26, 2020, the Audit Committee approved the engagement of UHY LLP as the independent registered public accounting firm for our fiscal year ended December 31, 2019.

During our two most recent fiscal years ended December 31, 2019 and December 31, 2018 and during the subsequent interim reporting periods through January 26, 2020, neither we nor anyone acting on our behalf has consulted UHY LLP with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation SK and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation SK).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under Rule 13a-15(b) under the Exchange Act. The review conducted for the period ended December 31, 2018, concluded that there were material weaknesses in our disclosure procedures and controls. For the period ended December 31, 2019 our Chief Executive Officer and Chief Financial Officer concluded that the more effective use of our experienced accounting personnel during 2019 caused the Company’s disclosure controls and procedures to be effective as the end of the period covered by this report to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error; consequently, internal control over financial reporting may not prevent or detect misstatements. Also, effectiveness as it relates to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013 and subsequent guidance prepared by the Commission specifically for smaller public companies. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2019 the Company’s internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have sufficient resources in our accounting function to have segregation of duties so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated our limited resources and our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	Also due to the Company’s limited resources and staffing in the accounting function, management has evaluated the Company’s ability to evaluate and implement new accounting standards and the timely and accurate accounting of complex transactions. After its evaluation, management has concluded that the Company’s ability to implement new standards and limits on its ability to account for complex transactions represented a material weakness.

We have taken steps to remediate the weaknesses described above, including by training additional employees to handle some accounting functions to improve segregation of duties and to free up accounting personnel to handle more complex matters. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our internal controls over financial reporting was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names of our directors and executive officers, their ages, positions they hold and the time they have served us and our predecessors. The narrative below sets out their principal occupations at present and for at least the past five years.

Name	Age	Position(s)	Serving Since
Ronald J. Berman	63	Director	May 1996
Tom J. Berman	41	Director, President & CEO	October, 2018
Richard Fink	63	President of Applied Nanotech	August, 2014
Todd Lunsford	53	Director	February 2020
Jeanne M. Rickert	66	Director and Chief Legal Officer	August 2014
Scott E. Rickert	66	Chairman of the Board	August 2014
Leandro Vera	47	Chief Financial Officer	February 2020
Howard Westerman	67	Director	May 2007

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

Ronald J. Berman was in the private practice of law from 1980-1987. Mr. Berman co-founded Rock Financial (now Quicken Loans) in 1985 and was a member of its Board of Directors. Mr. Berman co-founded BEG Enterprises and served as its President from 1989 to 1998. Mr. Berman is currently practicing law as a sole practitioner. Mr. Berman is a licensed attorney in both Michigan and Florida. Mr. Berman filed for personal bankruptcy in 2011. He is the father of director and officer Tom Berman.

With his experience in legal matters and founding businesses, Mr. Berman provides our board with professional and strategic expertise as well as the benefit of his significant knowledge of business operations.

Tom J. Berman joined us on October 15, 2018, as our President and as a director and he serves as President and CEO of our subsidiary, Nano Magic LLC. Prior to joining us, Mr. Berman was most recently Chief Administrative Officer and General Counsel for Ascion, LLC d/b/a Reverie, a Michigan based Sleep Technology company. At Ascion he was responsible to help to develop that company’s overall business strategy along with leading its business development, HR and IT and Legal departments as well as its real estate management. He was with Ascion from 2012 until 2018. Prior to joining Ascion Mr. Berman founded Berman Law, PLLC. He is a graduate of Michigan State University and of the University of Detroit Mercy School of law. Tom Berman is the son of director Ronald J. Berman.

With his operations experience and experience guiding the growth at Ascion, Mr. Berman will provide operational and strategic guidance especially to our Product segment as well as bringing his viewpoint as a legal professional.

Richard Fink is President of our subsidiary Applied Nanotech, Inc. (“Applied Nanotech”). He joined Applied Nanotech in 1995 as Vice President and served in that capacity until elected President in August, 2014. He has both an M.S. and PhD. Degree in physics from the University of Illinois (Champaign-Urbana) and did post-doctoral work at the University of Texas at Austin.

His experience in research and product development, as well as his intimate knowledge of the work done at Applied Nanotech over many years gives him a unique ability to lead the contract research work and product development based on the technology developed at Applied Nanotech.

Todd Lunsford is presently the CEO of Rocket Loans, a national marketplace lending company specializing in online personal loans, which is part of the Quicken Loans/Rocket Mortgage family of companies. Rocket Loans leverages automation in traditional lending processes to create a scalable business model with a focus on providing an outstanding client experience. Mr. Lunsford was a founder of Rocket Loans in 2015 and was its CEO through December 2017. From 2018 until returning to Rocket Loans in February 2020, he was a strategic advisor to the Quicken Loans family of companies and served on the boards of a number of those companies. Prior to founding Rocket Loans, Mr. Lunsford was an operating partner at Rockbridge Growth Equity and was responsible for working with six different companies in its portfolio to provide input, support, and ongoing accountability and support as the management worked to build their businesses.

With his operating experience and his experience in providing advice to growing companies, Mr. Lunsford will provide the Board and management with a great depth of insights.

Jeanne M. Rickert has served as our General Counsel and a Director since August 2014 and as the General Counsel of Nanofilm (now our subsidiary, Nano Magic LLC) since January, 2014. Before that she was a lawyer with the Cleveland office of the international law firm of Jones Day, as a partner of the firm for 25 years and as Of Counsel in 2013. Her practice focused on mergers and acquisitions, joint ventures and general corporate and commercial matters. Her undergraduate degree is from Cornell University and her law degree from Case Western Reserve University. She is married to Scott Rickert.

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

Combining his technical background and expertise with his prior experience in developing, commercializing and marketing enhanced-performance products powered by nanotechnology, Mr. Rickert provides our board with technical and operational expertise as well providing guidance to the companies based on his significant knowledge of all aspects of the production and sale of nanotechnology enhanced-performance products.

Leandro Vera was appointed as our Chief Financial Officer on February 12, 2020. Leo has worked with us in a consulting role since December 1, 2018, as the acting CFO for our operations. Leo is a co-founder of Swiftmile, Inc. and has served as its Chief Financial Officer since January of 2015. Between January 2015 and December 2017, Leo also served as Chief Operating Officer of Reverie, one of the leading manufacturers of innovative mattresses, adjustable beds, and pillows. Leo also previously worked at Ergomotion, a $100 million annual revenue supplier of power beds, with roles ranging from COO/CFO to COO, to President and CEO from October 2011 to September 2014, leading it to a successful acquisition by a strategic investor. Prior to Ergomotion, he was Managing Director of Pyrotek, a leading international supplier to aluminum, foundry, glass, zinc, and steel customers with performance improving technical products, integrated processing systems and consulting services worldwide. Leo began his career in public accounting with Coopers & Lybrand LLP in its Audit Assurance division between 1995 and 1997.

With his broad business experience and financial training, Leo brings important expertise to our financial function.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2019 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2019, except that Jacqueline Soptick, the Company’s Chief Accounting Officer, inadvertently failed to timely file the Form 4 relating to 17,500 shares of Class A common stock acquired December 30, 2019.

Code of Ethics

We have adopted a code of ethics (as such term is defined in Item 406 of Regulation S-K) (the “Code of Ethics”) that applies to our executive officers and other employees. A copy of the Code of Ethics will be sent, free of charge, to any person who sends a written request for a copy to Jeanne Rickert, Secretary, Nano Magic Inc., 750 Denison Court, Bloomfield Hills, Michigan 48302.

Board Leadership Structure and Board’s Role in Risk Oversight

The Chairman of our Board is now a separate position from that of our Chief Executive Officer. The two roles were separated after our present Chief Executive Officer was elected to that position in February 2020 and the then-existing Chief Executive Officer was named Chairman. We believe having a separate Chairman who has previously been in the Chief Executive Officer role provides greater assurance of a continuity in the vision for our business.

Risk is inherent within every business, and how well a business manages risk can ultimately determine its success. We face a variety of risks. As a manufacturing company with nanotechnology products, operational risks relating to production, sources of supply and quality control are significant. Given our history of operating losses and our small size, liquidity risk is also significant. Management is responsible for the day-to-day management of the risks we face, while the Board has responsibility for the oversight of risk management. Taking its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, our directors discuss with management our strategy and risks we face.

Board Committees and Director Independence

Our securities are not quoted on an exchange that requires a majority of the members of our Board of Directors (“the Board” or the “Board of Directors”) to be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Similarly, we are not required to establish or maintain an Audit Committee or other committee of our Board of Directors. Nonetheless, as a matter of corporate governance best practice, we have established an Audit Committee (as described below) and our board has determined that Messrs. Lunsford and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

The Board does not have standing compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company and the current levels of compensation to corporate officers. The entire Board participates in the consideration of compensation issues relating to the Chief Executive Officer. We plan to consider establishing compensation and nominating committees at the appropriate time.

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

Audit Committee

In February 2016, the Board created an audit committee. It is charged with overseeing (1) the integrity of our financial statements and accounting and financial reporting processes; (2) our compliance with legal and regulatory requirements; (3) the performance of our independent auditor and the qualifications and independence of that firm; (4) our system of disclosure, internal controls and compliance with our Code of Ethics. Howard Westerman is the sole director on the audit committee. He is not an audit committee financial expert.

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

In reliance on the reviews conducted, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2019; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2019 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019. Compensation information is shown for the fiscal years ended December 31, 2019 and December 31, 2018

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2019 and fiscal 2018. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2019 and fiscal 2018 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2019.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date.

Name & Principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(i)		(j)
Tom J. Berman President & CEO (2)	2019	150,000		-	8,000	59,091	(3)	90,600	(4)	307,691
	2018	-		-	2,000	-		30,000	(5)	32,000
Scott E Rickert Chief Executive Officer (6)	2019	12,000		-	10,000	-		-		22,000
	2018	12,000	(7)	-	8,000	-		-		20,000
Richard Fink President, Applied Nanotech, Inc. (8)	2019	104,500		2,400	9,925	-		-		116,525
	2018	112,000		-	-	-		-		112,000
Jeanne M Rickert Secretary & General Counsel (9)	2019	12,000	(7)	-	10,000	-				22,000
	2018	12,000		-	8,000	-		-		20,000

(1)	All directors are compensated for service on our Board. The compensation in this column for Mr. Berman, Ms. Rickert and Mr. Rickert reflects awards for attending Board meetings.
(2)	Mr. Berman was elected to the Board in October 2018 and elected President on April 3, 2019.
(3)	The terms of the option are described more fully in the next section of this report.
(4)	Legal and consulting fees paid to Mr. Berman’s law firm.
(5)	Compensation was paid in 2018 to Mr. Berman’s law firm at the rate of $10,000 per month starting in October.
(6)	Until Mr. Berman’s election, Mr. Rickert served as our Chief Executive Officer. Before that, he served as CEO of Nanofilm and NanoHolding.
(7)	Only $4,000 was paid in cash, the balance remains unpaid.
(8)	Mr. Fink has served as President of Applied Nanotech, Inc. since August, 2014.
(9)	Ms. Rickert has served as our Secretary and General Counsel since August 27, 2014. Previously, she served in those roles for Nanofilm and NanoHolding.

None of Mr. Rickert or Mr. Fink or Ms. Rickert has an employment agreement. Mr. Berman’s contract runs from April 1, 2019 through December 31, 2020. His salary is $12,500 per month in 2019 and increases to $15,000 per month for 2020. Mr. Berman is also entitled to a cash bonus of 10% of the amount by which revenue at our subsidiary Nano Magic LLC for any calendar quarter of 2019 or 2020 exceeds $450,000, subject to an annual cap on the cash bonus payment of $200,000 for each year. If he is terminated other than for cause, he will still be entitled to earn the bonus for 2020, but the bonus rate will only be 5% for revenue booked after his departure. If the cap on the cash payment for the bonus is reached, Mr. Berman will vest in options to purchase an additional 100,000 shares of stock at a price of $0.55 per share. Mr. Berman did not earn any cash bonus in 2019 and the options associated with the bonus cap in 2019 were forfeited.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2019. Mr. and Ms. Rickert have no outstanding equity awards.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
Tom J. Berman	125,000 (1)	325,000 (2)	-	0.55	(3)	-		-	-	-

Richard Fink	1,062	-	-	(4)	(4)	17,500	(5)	10,325	-	-

(1)	The right to purchase 50,000 shares vested on date of grant. The right to purchase an additional 75,000 shares vested on December 31 2019.
(2)	The remainder will vest:

The right to purchase:	Is vested or will vest on:
100,000 Option Shares	June 30, 2020
125,000 Option Shares	December 31, 2020
100,000 Option Shares	If the cap on cash bonus earned based on sales in 2020 is reached

(3)	Four years from date of vesting.
(4)	978 options with an exercise price of $79.20 per share expire on January 28, 2021; 42 options with an exercise price of $61.20 per share expire on February 2, 2022 and 42 options with an exercise price of $41.40 per share expire on April 30, 2023.
(5)	Restricted shares that vest ratably on a monthly basis over a 2-year period from December 30, 2019, the date of grant.

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2019. Amounts paid to Mr. Tom Berman, Mr. Rickert and Ms. Rickert are shown in the summary Compensation Table for named executive officers. All directors are compensated for 2020 with a fee of $2,000 per meeting. The fee is payable in shares of our Class A common stock. Mr. Lunsford joined the Board in February, 2020 and received no compensation in 2019.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation		Total
Ronald J. Berman	$-	$8,000	-	$97,110	(2)	$105,110
Douglas Q. Holmes	$-	$8,000	-	-		$8,000
Howard Westerman	$-	$8,000	-	-		$8,000

(1)	No option awards were made to Directors in 2018 or 2017. Mr. Berman holds options for 1,744 shares and Mr. Westerman holds options for 1,059 shares from prior period grants.
(2)	Consulting and legal fees paid to Mr. Berman in 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

See table and related explanations under item 5 above regarding Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of May 4, 2020 with respect to each person who is known to us to be the beneficial owner of more than five percent of our Class A common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class(1)
PEN Comeback, LLC 750 Denison Court Bloomfield Hills MI 48302	4,148,202		35%	(2)
PEN Comeback 2, LLC 750 Denison Court Bloomfield Hills MI 48302	3,661,846		31%	(2)
Rickert Family, Limited Partnership 9 Diamond Drive Key West, FL 33040	1,579,883		14%
Ronald J. Berman 750 Denison Court Bloomfield Hills MI 48302	1,041,157	(3)	9%	(4)
Tom J. Berman 750 Denison Court Bloomfield Hills MI 48302	343,623	(5)	4%	(6)
Scott E. Rickert 750 Denison Court Bloomfield Hills MI 48302	563,601	(7)	6%	(8)
Jeanne M. Rickert 750 Denison Court Bloomfield Hills MI 48302	558,476		6%

(1)	Percentages assume that all derivative securities presently exercisable or exercisable in the next 60 days have been exercised and reflect the holder’s economic ownership.

(2)	Includes warrants that are presently exercisable.

(3)	Mr. Ron Berman owns directly 308,296 shares and options for 1,744 shares. The balance of his ownership is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

(4)	Mr. Ron Berman and Mr. Tom Berman share equally the voting and dispositive power over the holdings of both PEN Comeback, LLC and PEN Comeback 2, LLC. By virtue of his role at PEN Comeback, Mr. Berman shares with Tom Berman voting control over the securities held by that entity. By virtue of his role at PEN Comeback and PEN Comeback 2, Mr. Berman’s voting control on a fully diluted basis is 69%.

(5)	Mr. Tom Berman owns directly 21,747 shares and options for 225,000 shares exercisable now or in the next 60 days. The balance of his ownership is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

(6)	Mr. Tom Berman and Mr. Ron Berman share equally the voting and dispositive power over the holdings of both PEN Comeback, LLC and PEN Comeback 2, LLC. By virtue of his role at PEN Comeback, Mr. Berman shares with Ron Berman voting control over the securities held by that entity. By virtue of his role at PEN Comeback and PEN Comeback 2, Mr. Berman’s voting control on a fully diluted basis is 68%.

(7)	As the sole general partner of Rickert Family, Limited partnership, Mr. Rickert has voting and investment power over the securities held by the partnership. Mr. Rickert disclaims beneficial ownership of the shares for which he does not have a pecuniary interest.

(8)	By virtue of his role as general partner of the family limited partnership, Mr. Rickert’s voting power includes the securities held by the family partnership.

Set forth in the table below is information as of May 4, 2020 with respect to the beneficial ownership of Class A common stock by our directors and Executive Officers.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Economic Percentage Ownership		Voting and Dispositive Power
Ronald J Berman	1,041,157	9%		69%
Tom J. Berman	443,623	4%		68%
Richard Fink	46,480		(5)	(5)
Todd Lunsford	73,449	1%		(5)
Jeanne M. Rickert (3)	574,366	5%		(5)
Scott E. Rickert (4)	582,616	5%		14%
Jacqueline M. Soptick	93,212	1%		1%
Leandro Vera	-	-		(5)
Howard Westerman	231,837	2%		2%
All directors and officers as a group (6)	2,847,049	26.4%		86%

(1)	Includes options held directly by the following individuals that are presently exercisable or exercisable in the next 60 days:

Mr. Ron Berman	1,744
Mr. Tom Berman	225,000
Mr. Richard Fink	1,062
Ms. Soptick	479
Mr. Westerman	1,059

(2)	Includes indirect ownership by Messrs. Tom and Ron Berman, Mr. Lunsford and Mr. Westerman in warrants held by PEN Comeback LLC and by PEN Comeback 2 LLC that are presently exercisable.

(3)	Shares reported include 47,787 shares owned directly, and the balance shares of Class A common stock and warrants presently exercisable beneficially owned through Rickert Family, Limited Partnership. The shares owned by Rickert Family, Limited Partnership are also included because Mr. Rickert has voting and dispositive power of those shares.

(4)	Shares reported include 56,037 shares owned directly, and additional shares of Class A common stock and shares underlying warrants presently exercisable shares over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of securities held by Rickert Family, Limited Partnership in which he does not have a pecuniary interest.

(5)	Ownership represents less than 1%.

(6)

This item shows the ownership of those directors and officers presently in office. With the election of Mr. Vera as our Chief Financial Officer in February 2020, Ms. Soptick ceased to be our chief accounting officer.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Our board has determined that Messrs. Lunsford and Westerman are “independent” as defined by the NASDAQ Marketplace rules.

Please refer to Note 10 – “Related Party Transactions” to our Consolidated Financial Statements included in this Report. The information described therein is hereby incorporated by reference under this Item 13.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, UHY for the fiscal year ended 2019, and Tama, Budaj and Raab, for the fiscal year ended 2018 for the categories of services indicated.

	Years Ended December 31,
Category	2019		2018
Audit Fees		$105,000	$47,500
Audit Related Fees	$		$-
Tax Fees		$7,100	$4,500
All Other Fees	$		$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-1 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of PEN Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on January 26, 2016).

3.3*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

3.4	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

4.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

4.2	Restricted Stock Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (incorporated herein by reference to Exhibit 10.7, Annex B of the Company’s Form 8-K filed with the SEC on March 11, 2014).

4.3	Piggyback Registration Rights Agreement by and between PEN Inc. and Zvi Yaniv dated August 27, 2014 (incorporated herein by reference to Exhibit 10.7, Annex C of the Company’s Form 8-K filed with the SEC on March 11, 2014).

4.4	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.5	Form of Warrant issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.6	Form of Option issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.7	Form of Warrant Option issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.8+	Option dated April 4, 2019 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.9	Registration Rights Agreement, dated September 6, 2019, by and between PEN Inc., and PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.10	Form of Warrant issued to PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on November 13, 2019).

10.1	Loan and Security Agreement effective as of April 4, 2014 by and between Nanofilm Ltd. And Mackinac Commercial Credit, LLC (incorporated herein by reference to the Company’s Form 10Q filed with the Commission on November 14, 2014).

10.2	First Amendment to Loan and Security Agreement, effective as of April 4, 2015 between Nanofilm, Ltd. And Mackinac Commercial Credit, LLC (incorporated herein by reference to the Company’s Form 10K filed with the Commission on June 15, 2018).

10.3	Second Amendment to Loan and Security Agreement, dated April 3, 2017 between Nanofilm, Ltd. And Mackinac Commercial Credit ABL Division of MBank (incorporated herein by reference to Exhibit 10.1 of the Company’s form 10-Q filed with the Commission on May 22, 2017).

10.4	Amended and Restated Revolving Credit Loan Note, dated April 3 2017 to Mackinac Commercial Credit ABL Division of MBank from Nanofilm, Ltd. (incorporated herein by reference to Exhibit 10.2 of the Company’s form 10-Q filed with the Commission on May 22, 2017).

10.5	Third Amendment to Loan and Security Agreement and Loan documents, dated October 17, 2017 between PEN Brands LLC and Mackinac Commercial Credit ABL Division of MBank (incorporated herein by reference to Exhibit 10.1 of the Company’s form 10-Q filed with the Commission on November 14, 2017).

10.6	Fourth Amendment to Loan and Security Agreement and Loan Documents, dated March 30, 2018 between PEN Brands LLC and MBank assignee of Mackinac Commercial Credit (incorporated herein by reference to the Company’s Form 10K filed with the Commission on June 15, 2018).

10.7	Fifth Amendment to Loan and Security Agreement and Loan Documents, dated as of August 8, 2018 by and between PEN Brands LLC and MBank (incorporated herein by reference to the Company’s Form 10K filed with the Commission on June 15, 2018).

10.8	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.9	Amendment to Commercial Promissory Note dated June 18, 2019, between PEN Brands LLC and KeyBank National Association (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

10.10	Amended and Restated 2002 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).

10.11	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).

10.12	Nanofilm Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.13	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on March 30, 2016).

10.14+*	Employment Agreement, dated April 3, 2019, between PEN Inc. and Tom Berman.

10.15+	U.S Small Business Administration Note, dated May 8, 2020, from Nano Magic LLC to Fifth Third Bank.

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Magic Inc.
(Registrant)

By:	/s/ Tom J. Berman
Tom J. Berman, President & CEO

Date:	May 13, 2020

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

Signature	Title	Date

/s/ Tom J. Berman	Director, President & CEO	May 13, 2020
Tom J. Berman	(principal executive officer)

/s/ Leandro Vera	Chief Financial Officer	May 13, 2020
Leandro Vera	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	May 13, 2020
Ronald J. Berman

/s/ Todd Lunsford	Director	May 13, 2020
Todd Lunsford

/s/ Jeanne Rickert	Director	May 13, 2020
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	May 13, 2020
Scott E. Rickert

/s/ Howard Westerman	Director	May 13, 2020
Howard Westerman

