Form 10-K/A
period 2019-12-31
Nano Magic Inc.
filed 2020-05-15
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Nano Magic Inc. (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020. This Amendment is being filed in order to supplement the Original Filing with the following disclosure pertaining to the Company’s reliance on the SEC Order issued March 25, 2020 (Release No. 34-88465) (the “Order”) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which granted exemptive relief from certain provisions of the Exchange Act and rules promulgated thereunder.

This Amendment provides the disclosure below in accordance with the Order, which was inadvertently omitted from the Original Filing.

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing within the timeframe permitted by the Order. On March 30, 2020, the Company filed a Current Report on Form 8-K pursuant to which it (i) stated that it was relying on the Order; (ii) provided a brief description of the impact of the COVID-19 pandemic and related government restrictions on its operations, specifically with respect to the preparation of the Company’s Annual Report on Form 10-K, and indicated that it would not file its Annual Report on Form 10-K on a timely basis; and indicated it expected to file by April 28, 2020. On April 28, 2020 the Company filed a Current Report on Form 8-K pursuant to which it (i) stated that it was relying on the Order; (ii) provided a brief description of the impact of the COVID-19 pandemic and related government restrictions on its operations, specifically with respect to the preparation of the Company’s Annual Report on Form 10-K, and indicated that it would not file its Annual Report on Form 10-K on a timely basis; and (iii) indicated that it would file the Annual Report on Form 10-K by May 14, 2020.

The COVID-19 pandemic and related government restrictions have impacted the Company’s business and continue to cause risk to the Company’s performance. As the Company indicated in the Original Filing, these factors have affected its business operations and those of its vendors and customers. Logistics for shipping and receiving supplies and shipping the Company’s products have also been affected.

Apart from the disruption that continues to impact all manufacturing businesses, some of the raw materials and bottles used to produce the Company’s liquid products, including the new surface product described in the Original Filing, are used to produce hand sanitizer and other cleaning products that are currently in high demand. As a result, some of the Company’s raw materials and packaging have become harder to find due to the COVID-19 pandemic. If shortages continue, the Company may not be able to obtain adequate supply. Moreover, when the material is available, the price may be substantially higher which would likely adversely impact the Company’s profit margin even if it could implement some price increases.

Whether these effects on businesses and the Company’s customers generally, and on the Company’s business in particular, will continue, whether the effects noted will change with a continuation of government restrictions or changes in government restrictions over time, or from other effects of the COVID-19 pandemic is unknown.

These and other factors, such as government restrictions that required the Company’s employees, including key members of management, to work remotely, caused the Company to be unable to file a timely report without unreasonable effort or expense. The Company relied on the Order in furnishing the Current Reports on Form 8-K on March 30, 2020 and April 28, 2020, respectively, by the filing deadline for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In connection with the Amendment, pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, the Company has provided amended disclosure under Part IV, Item 15 to include currently dated certifications from the Company’s principal executive officer and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with the Company’s other SEC filings made subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Part IV of our Original Filing is hereby amended solely to add the following Exhibits required to be filed in connection with this Amendment.

Exhibit No.	Description
31.1*	Certification of Tom J. Berman, President & Chief Executive Officer of the Registrant, pursuant to 17 CFR 240-13a-14(a) or 17 CFR 240-15d-14(a)
31.2*	Certification of Leandro Vera, Chief Financial Officer of the Registrant, pursuant to 17 CFR 240-13a-14(a) or 17 CFR 240-15d-14(a)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Magic Inc.
(Registrant)

Date: May 15, 2020	By:	/s/ Tom J. Berman
Tom J. Berman, President & Chief Executive Officer