Form 10-Q
period 2020-03-31
Nano Magic Inc.
filed 2020-06-30
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO MAGIC INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Denison Court, Bloomfield Hills, MI	48302
(Address of principal executive offices)	(Zip Code)

(844) 273-6462
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	NMGX	OTC Markets

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

As of June 1, 2020, the registrant had 7,199,942 shares of Class A Common Stock issued and outstanding.

Nano Magic INC.

2

EXPLANATORY NOTE

Nano Magic Inc. is filing this Form 10Q for the period ended March 31, 2020 after the May 15, 2020 deadline in reliance on the SEC Order issued March 25, 2020 (Release No. 34-88465) (the “Order”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which granted exemptive relief from certain provisions of the Exchange Act and rules promulgated thereunder. On May 15, 2020, the Company filed a Current Report on Form 8-K in which it (i) stated that it was relying on the Order; (ii) provided a brief description of the impact of the COVID-19 pandemic and related government restrictions on its operations, specifically with respect to the preparation of the Company’s quarterly report on Form 10-Q for the period ended March 31, 2020, and indicated that it would file its quarterly report on Form 10-Q by June 29, 2020.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2020	2019
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$574,059	$216,801
Investments	10,236	10,236
Accounts receivable, net	198,310	151,290
Inventory	424,006	422,622
Prepaid expenses and contract assets	37,851	34,160
Total Current Assets	1,244,462	835,109
Right-of-use assets, non-current	220,029	257,523
Property, plant and equipment, net	227,882	221,565
Other assets	5,890	5,890
Total Assets	$1,698,263	$1,320,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$769,267	$801,788
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	163,843	199,875
Customer deposits	66,943	-
Current portion of notes payable	49,641	52,641
Advances from related parties	140,000	140,000
Current portion of lease liabilities	104,035	131,835
Contract liabilities	93,369	162,123
Total Current Liabilities	1,406,985	1,508,149
Notes payable, net of current portion	111,792	122,170
Lease liabilities, net of current portion	127,682	136,624
Total Liabilities	1,646,459	1,766,943

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 7,199,942 and 6,222,881 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	720	622
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	8,118,444	7,242,067
Accumulated deficit	(8,067,360)	(7,689,545)
Total Stockholders’ Deficit	51,804	(446,856)
Total Liabilities and Stockholders’ Deficit	$1,698,263	$1,320,087

See accompanying notes to consolidated financial statements.

PEN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
REVENUES:

Products	$241,717	$456,868
Contract services	206,457	300,993

Total Revenues	448,174	757,861

COST OF REVENUES:
Products	222,818	197,957
Contract services	166,899	332,548

Total Cost of Revenues	389,717	530,505

GROSS PROFIT	58,457	227,356

OPERATING EXPENSES:
Selling and marketing expenses	11,057	7,800
Salaries, wages and related benefits	144,633	56,512
Research and development	16,652	15,805
Professional fees	124,752	79,434
General and administrative expenses	137,070	139,660

Total Operating Expenses	434,164	299,211

INCOME (LOSS) FROM OPERATIONS	(375,707)	(71,855)

OTHER (EXPENSE) INCOME:
Interest expense	(2,108)	(2,594)
Other income, net	-	4,210

Total Other (Expense) Income	(2,108)	1,616

NET INCOME (LOSS)	$(377,815)	$(70,239)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,501,208	3,978,173
Diluted	6,501,208	3,978,173

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	3,741,481	$374	-	$-	-	$-	$5,886,600	$(6,640,370)	$(753,396)

Common stock issued for cash, net of issuance costs	558,139	55	-	-	-	-	223,200	-	223,255

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	16,745	-	16,745

Net loss	-	-	-	-	-	-	-	(70,239)	(70,239)

Balance, March 31, 2019	4,299,620	$429	-	$-	-	$-	$6,126,545	$(6,710,609)	$(583,635)

Balance, December 31, 2019	6,222,881	$622	-	$-	-	$-	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	956,013	96	-	-	-	-	621,313	-	621,409

Common stock issued for services	21,048	2	-	-	-	-	11,998	-	12,000

Stock-based compensation	-	-	-	-	-	-	24,475	-	24,475

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	37,058	-	37,058

Stock Subscription Payable	-	-	-	-	-	-	181,533	-	181,533

Net loss	-	-	-	-	-	-	-	(377,815)	(377,815)

Balance, March 31, 2020	7,199,942	$720	-	$-	-	$-	$8,118,444	$(8,067,360)	$51,804

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377,815)	$(70,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	12,566	35,381
Depreciation and amortization expense	(4,841)	12,444
Stock-based compensation	36,475	55
Change in operating assets and liabilities:
Accounts receivable	(47,020)	181,737
Inventory	(13,950)	(105,797)
Prepaid expenses and other assets	(3,691)	22,138
Accounts payable	(32,522)	(65,297)
Operating lease liabilities	752	-
Customer deposits	66,943	-
Accrued expenses	(36,032)	(15,640)
Deferred revenue	(68,754)	9,869

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(467,889)	4,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,475)	(2,482)

NET CASH USED IN INVESTING ACTIVITIES	(1,475)	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank lines of credit	-	(348,369)
Repayment of bank loans	(10,378)	818
Proceeds from sale of common stock and warrants	840,000	239,944
Repayment of notes payable	(3,000)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	826,622	(107,607)

NET INCREASE (DECREASE) IN CASH	357,258	(105,438)

CASH, beginning of year	216,801	306,502

CASH, end of period	$574,059	$201,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$2,108	$2,594
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

Through the Company’s wholly-owned subsidiary, Nano Magic LLC, formerly known as PEN Brands LLC, we develop, manufacture and sell consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates. These products are marketed internationally directly to consumers and also to retailers and other institutional customers. On March 31, 2020, PEN Brands LLC changed its name to Nano Magic LLC.

Through the Company’s wholly-owned subsidiary, Applied Nanotech, Inc., we primarily perform contract research services for the Company and for governmental and private customers.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on May 13, 2020.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on May 13, 2020, the Company had losses from operations and net cash used by operations of $1,031,083 and $878,668, respectively, for the year ended December 31, 2019. Furthermore, the Company had an accumulated deficit and a working capital deficit of $8,067,360 and $162,523, respectively, at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. After taking action to reduce operating expenses in 2018, during 2019 and the first quarter of 2020, we closely monitor costs. In addition, the Company raised equity capital in 2018, 2019 and 2020. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2020 and 2019 include estimates for costs to complete open contracts, allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balance, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three months ended March 31, 2020 or 2019.

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

Disaggregation of Revenue

For the three months ended March 31, 2020 and 2019, total sales in the United States represent approximately 85% and 90% of total consolidated revenues, respectively. Sales to Italy represented 13% and less than 10% of consolidated revenues in the three months ended March 31, 2020 and 2019, respectively. No other geographical area accounted for more than 10% of total sales during the three months ended March 31, 2020 and 2019.

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

Contract Assets

We capitalize costs and estimated earnings in excess of billings as a contract asset in current assets. At March 31, 2020 and 2019, contract assets totaled $0 and $16,486, respectively.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, Contract liabilities are recorded under the caption “contract liabilities” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. At March 31, 2020 and 2019, contract liabilities totaled $93,369 and $162,123, respectively.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as product are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended March 31, 2020 and 2019 shipping and handling costs amounted to $37,611 and $16,521, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended March 31, 2020 and 2019 were $16,652 and $15,805, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended March 31, 2020 and 2019 were $2,594 and $146, respectively, and are included in selling and marketing on the unaudited consolidated accompanying statements of operations. These costs are included in sales and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2020, and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2020 or December 31, 2019.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2020	December 31, 2019
Stock options	554,859	455,502
Stock warrants	4,052,715	2,817,463
Total	4,607,574	3,272,952

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 14).

Net loss per share for common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Class A common stock	$(0.06)	$(0.02)

Weighted average shares outstanding:
Class A common stock	6,501,345	3,978,173
Total weighted average shares outstanding	6,501,345	3,978,173

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the President of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates (the “Product segment”) and (ii) nanotechnology design and development services for our future products and for government and private entities (the “Contract services segment”).

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

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. On the date of adoption, operating lease liabilities and right-of-use assets totaled $400,327. We do not have finance leases as per the definition of ASC 842 as of March 31, 2019.

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

Except for our accounting policies for allowance for doubtful accounts as a result of adopting ASU 2016-13, there have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2019, that have had a material impact on our Consolidated Financial Statements and related notes.

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

The adjustments cumulatively impacted the following balances as of March 31, 2019:

	As Reported	Adjustment		As Corrected
Accrued expenses	$440,515	$22,000	a	$462,515
Cost of revenues	576,212	(45,707	)b	530,505
Gross profit	181,649	(45,707	)b	227,356
Operating expenses	277,211	22,000	a	299,211
Other income	47,323	(45,707	)b	1,616
Net (loss)	(48,239)	(22,000	)a	(70,239)

References to above adjustments

a.	This adjustment accounts for the accrual of audit fees performed in the first quarter of 2019 not previously recorded in the period. During the 2019 year-end audit, various other reclassifications were made between operating expense accounts not impacting net losses and accordingly the Company has booked these in the proper periods in order to facilitate comparative analysis between the periods presented.
b.	This reclassification relates to the proper booking of sublease income in cost of revenues rather than other income.

NOTE 4 – ACCOUNTS RECEIVABLE

At March 31, 2020 and December 31, 2019, accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$211,980	$164,960
Less: allowance for doubtful accounts	(13,670)	(13,670)
Accounts receivable, net	$198,310	$151,290

NOTE 5 – INVENTORY

At March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$679,333	$663,932
Work-in-progress	17,441	-
Finished goods	316,870	335,762
	1,013,644	999,694
Less: reserve for obsolescence	(589,638)	(577,072)
Inventory, net	$424,006	$422,622

NOTE 6 - PROPERTY AND EQUIPMENT

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

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS

Leasing Transactions

The Company’s leased assets include offices, production and research and development facilities. Our current lease portfolio has remaining terms from less than one-year up to seven years. Many of these leases contain options under which we can extend the term for several years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants.

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

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Total operating lease ROU assets	$220,029	$257,523

Operating lease liabilities (current)	104,035	131,835
Operating lease liabilities (noncurrent)	127,682	136,624
Total operating lease liabilities	$231,717	$268,459

The average remaining lease term in months is 21.3 months with an average discount rate of 8.5%.

Income Statement

Supplemental income statement information related to leases was as follows:

	March 31, 2020	March 31, 2019
Operating Lease Costs
Cost of product revenue	$31,154	31,154
Cost of contract services	11,585	11,585
Variable lease costs	10,323	25,074
Sublease income	(13,500)	(37,707)
Net operating lease cost	$39,562	$39,562

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

NOTE 9 – NOTES PAYABLE

On February 10, 2015, our subsidiary Nano Magic LLC entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. The borrower may obtain one or more advances not to exceed $373,000. The unpaid principal balance of the Equipment Note is payable in 60 equal monthly installments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic LLC entered into an Amendment to the Equipment Note with the Bank (the “Amendment”). By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month including interest. As of December 31, 2019, $48,641 and $67,285, respectively, represent the current and non-current portion due under the Equipment Note, as amended by the Amendment. As of March 31, 2020, $48,641 and $56,910, represent the current and non-current portion due under this note, respectively.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2019). In July 2019, we settled with one holder who agreed to accept aggregate payments of $10,000 in lieu of $14,000, of which $6,000 was paid in 2019 and the balance of $4,000 due in monthly payments of $1,000 during the first four months of 2020. In addition, in January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. This note does not bear interest and is due in January 2027. In aggregate, as of March 31, 2020, $55,883 is payable under all five notes, of which $54,883 is included in non-current notes payable.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the period ended March 31, 2020, we incurred consulting fees to our directors as follows: Ronald Berman $90,000; Scott Rickert $3,000, and Jeanne Rickert $3,000. Tom J. Berman, a director and officer was paid salary of $45,000 during the period. For the period ended March 31, 2019, we incurred consulting fees to our directors as follows: Ronald J. Berman $12,760; and Tom J. Berman $17,000; in addition, Scott Rickert and Jeanne Rickert were each paid a salary of $1,000 per month for an aggregate of $3,000 each. Accounts Payable – related parties and advances from related parties of $159,887 used as working capital in 2018 from Mr. Rickert and Ms. Rickert and accrued payroll of $16,000 due to them have been included within the consolidated balance sheet as of March 31, 2020 and December 31, 2019.

NOTE 11 - STOCKHOLDERS’ EQUITY

Description of Preferred and Common Stock

On December 11, 2015, the Board of Directors of the Company approved a reverse stock split of the issued and outstanding shares of the Company’s common stock at the ratio of 1-for-180 (the “Reverse Stock Split”) and authorized an amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split, to reduce the number of authorized shares of common stock, and to set a par value of $0.0001 per share after the Reverse Stock Split. On January 26, 2016, each one hundred eighty (180) shares of the Company’s (i) Class A Common Stock (“Class A common stock”), (iii) Class B Common Stock and (iii) Class Z Common Stock, then issued and outstanding were automatically combined into one (1) validly issued, fully paid and non-assessable share of Class A Common Stock, Class B Common Stock and Class Z Common Stock, respectively, without any further action by the Company or the holder. Additionally, the authorized number of shares of common stock were reduced to 10,000,000 comprised of 7,200,000 shares of Class A Common Stock, 2,500,000 shares of Class B Common Stock (“Class B common stock”), and 300,000 shares of Class Z Common Stock (“Class Z common stock”). The par value of each class of common stock remained the same at $0.0001 per common share. All share and per share data in the accompanying unaudited consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and authorized shares. The Company is also authorized to issue 100,000 shares of Preferred Stock, par value $0.0001 per share (“preferred stock”).

The Company has accepted subscriptions and has received payment for 279,283 shares of Class A common stock that have not been issued because the Company lacks sufficient authorized shares to issue the shares and status of shareholder approval to increase the authorized shares of common stock. The same constraint affects outstanding options and warrants; the Company does not have authorized and reserved shares sufficient to issue shares if options or warrants were to be exercised. See Note 16, Subsequent Events, for a description of expected changes to the Company’s common stock.

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

Common Stock – General

The rights of each share of Class A common stock, each share of Class B common stock and each share of Class Z common stock are the same with respect to dividends, distributions and rights upon liquidation. See Note 16 Subsequent Events regarding proposed changes to our common stock.

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

Voting Rights. Holders of Nano Magic Class Z common stock do not vote in the election of directors or otherwise, but they do have the right to designate a director to the Nano Magic Board, have anti-dilution rights described below and have consent rights with respect to certain amendments to PEN’s certificate of incorporation.

Other Rights. The Class Z common stock has anti-dilutive rights that, subject to limited exceptions, permit holders of Class Z common stock to purchase additional shares or equity rights issued by Nano Magic (on the same terms as made available to third parties by PEN) to maintain their economic ownership percentage. The holders of Class Z common stock are also entitled to receive a copy of any notice sent to the holders of Class A common stock or Class B common stock, as and when the notice is sent to such holders.

Issuances of Common Stock

Common Stock Issued for Services

On February 12, 2020, we issued an aggregate of 21,048 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.57 per share based on the quoted price of the stock for a total value of $12,000.

Sales of Common Stock and Derivative Equity Securities

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

In total for the three months ended March 31, 2020, 956,013 shares of Class A common stock were sold and issued for $621,409. Additionally, 1,235,252 warrants were sold for $37,058, and 279,283 shares of Class A common stock were sold for $181,533 but not yet issued and therefore recorded as a subscription payable at March 31, 2020.

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock options outstanding at March 31, 2020 are 554,859, reflecting a grant of 100,000 under the 2015 Equity Incentive Plan and the expiration of 643 options. No options were exercised during the period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	455,502	$1.24	4.22	$18,000
Exercised	-	-	-	-
Issued	100,000	$0.65	3.84	$120,000
Expired	643
Outstanding March 31, 2020	554,859	$1.06	3.96	$705,000

Exercisable March 31, 2020	129,859	$2.67	3.91	$162,500

Warrants

As of March 31, 2020, there were outstanding and exercisable warrants to purchase 4,052,715 shares of common stock with a weighted average exercise price of $1.50 per share and a weighted average remaining contractual term of 40.29 months. As of March 31, 2020, there was no intrinsic value for the warrants.

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

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”), which reserved 111,111 shares of common stock. If any share of common stock that has been granted pursuant to a stock option ceases to be subject to a stock option, or if any forfeiture or termination affects shares of common stock that are the subject to any other stock-based award, the shares are again available for future grants and awards under the Plan. The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. On December 31, 2019, we issued an aggregate of 102,500 shares to employees in settlement of accrued salaries totaling $66,615. On January 31, 2020 we granted an option to purchase 100,000 shares to a senior member of the sales team with vesting tied directly to 2020 sales goals.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 14).

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of March 31, 2020, the Company has not accrued any amount for litigation contingencies.

NOTE 13 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

For the three months ended March 31, 2020 and 2019, two customers represented 63% and one different customer represented 17% of product revenues respectively. For the contract revenues segment, two customers accounted for 100% of revenues for the three months ended March 31, 2020 and 2019.

These customers did not have material accounts receivable balances at March 31, 2020 or 2019. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the three months ended March 31, 2020 and 2019, total sales in the United States represent approximately 85% and 90% of total consolidated revenues, respectively. Sales to Italy represented 13% and less than 10% of consolidated revenues in the three months ended March 31, 2020 and 2019, respectively. No other geographical area accounted for more than 10% of total sales during the three months ended March 31, 2020 and 2019.

Vendor Concentrations

For the three months ended March 31, 2020 and 2019, one vendor represented 21% and two different vendors represented 68% of inventory purchases respectively.

NOTE 14 – STOCK APPRECIATION PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, Nano Magic LLC had in place a Stock Appreciation Rights Plan A (the “Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of Nano Magic LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000.

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at March 31, 2020 and December 31, 2019. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano Magic , the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nano Magic LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano Magic (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $42,823, at March 31, 2020  and December 31, 2019. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 15 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2020 and 2019 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Revenues:
Product segment	$241,717	$456,868
Contract services segment	206,457	300,993
Total segment and consolidated revenues	$448,174	$757,861
Cost of revenues:
Products	$222,818	$197,957
Contract services segment	166,899	332,548
Total segment and consolidated cost of revenues	$389,717	$530,505

Gross profit (loss):
Product segment	$18,899	$258,911
Contract services segment	39,558	(31,355)
Total segment and consolidated gross profit	$58,457	$227,356
Gross margin:
Product segment	7.8%	56.7%
Contract services segment	19.2%	-10.5%
Total gross margin	13.0%	30.0%
Segment operating expenses:
Product segment	242,240	155,190
Contract services segment	45,980	65,031
Total segment operating expenses	288,220	220,221

Income (loss) from operations:
Product segment	$(223,341)	$103,721
Contract services segment	(6,422)	(96,586)
Total segment income (loss)	(229,763)	7,135
Unallocated costs	(145,944)	(78,990)
Total consolidated income (loss) from operations	$(375,707)	$(71,855)

Depreciation and amortization:
Product segment	$(5,260)	$12,444
Contract services segment	419	-
Total segment depreciation and amortization	(4,841)	12,444
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$(4,841)	$12,444

Capital additions:
Product segment	$1,475	$-
Contract services segment	-	-
Total consolidated capital additions	$1,475	$-

	March 31, 2020	December 31, 2019
Segment total assets:
Product segment	$1,410,252	$1,132,858
Contract services segment	223,819	176,568
Corporate	64,192	10,661
Total consolidated total assets	$1,698,263	$1,320,087

NOTE 16 - SUBSEQUENT EVENTS

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

As noted above, on May 8, 2020, we obtained a loan from Fifth Third Bank for $130,000 under the Small Business Administration Paycheck Protection Program. Depending on the severity and term of the disruptions from the COVID-19 pandemic, our business may still suffer from a lack of working capital.

Equipment Loan Modification

In April, 2020, KeyBank agreed that we would not be required to make scheduled payments in April, May and June. The amount that would have been paid will be added to the final scheduled loan payment.

Michigan Lease

Effective May 31, 2020, we entered into a lease for a 29,220 square foot building in Madison Heights, Michigan. The occupancy date and rent commencement date is October 1, 2020. By that date, the landlord, Magic Research LLC, is required to have completed tenant improvements to accommodate our office and manufacturing needs. When we are established in the new facility, we expect to vacate our facility in Brooklyn Heights, Ohio as our lease there expires in September 2020.

The new lease has a term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we also have the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members.

Ron Berman, one of our directors, and his son Tom Berman, our CEO and a director, each have a 2.08% ownership interest in Magic Research LLC. The manager of Magic Research LLC is Magic Research Management LLC; Ron Berman and Tom Berman are two of its three co-managers. Compensation to Magic Research Management LLC is $10,000 per year to oversee the recordkeeping, tax return preparation, oversight of tenant improvements and other operating costs for the landlord.

In connection with the lease described above, we issued the landlord warrants to purchase up to 410,000 shares of our Class A common stock at a warrant exercise price of $1.50 per share. The warrants are exercisable after we have additional authorized shares of stock until the fourth anniversary of the date of the lease

Election of Directors, Proposed changes to Common Stock and Authorization of Additional Shares

On June 10, 2020 we filed with the SEC and mailed to our stockholders a definitive 14C Information Statement notifying our stockholders that our Board and a majority of our stockholders had taken action to: (1) re-elect our incumbent directors, (2) amend our Amended and Restated Certificate of Incorporation (as amended), to eliminate the Company’s Class B common stock and Class Z common stock and related provisions and rename as “common stock” the Company’s Class A Common Stock, and (3) to increase the number of authorized shares of common stock from 7,200,000 to 30,000,000. In accordance with Rule 14c-2 promulgated under the Exchange Act, these actions will become effective no sooner than 20 calendar days after the mailing. We expect these actions to be effective on or about July 2, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes and markets consumer and industrial products enabled by nanotechnology that solve everyday problems for customers in the optical, transportation, military, sports and safety industries. Our primary business is the formulation, marketing and sale of products enabled by nanotechnology including the ULTRA CLARITY brand eyeglass cleaner, CLARITY DEFOGIT brand defogging products and CLARITY ULTRASEAL nanocoating products for glass and ceramics. We also sell an environmentally friendly surface protector, fortifier, and cleaner. Our design center conducts development services for us and for government and private customers and develops and sells printable inks and pastes, thermal management materials, and graphene foils and windows.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2020 were (i) the Product Segment and (ii) the Contract services Segment. For the three months ended March 31, 2019, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2020 and 2019.

Comparison of Results of Operations for the Three Months ended March 31, 2020 and 2019

Revenues:

For the three months ended March 31, 2020 and 2019, revenues consisted of the following:

	Three Months Ended March 31,
	2020	2019
Sales:
Product segment	$241,717	$456,868
Contract services segment	206,457	300,993
Total segment and consolidated sales	$448,174	$757,861

For the three months ended March 31, 2020, sales from the Product segment decreased by $215,151 or 47% as compared to the three months ended March 31, 2019 due to a loss of major lens care customers.

For the three months ended March 31, 2020, sales from the Contract services segment decreased by $94,536 or 31% as compared to the three months ended March 31, 2019 primarily due to completion of major government contracts.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended March 31, 2020, cost of revenues decreased by $140,788 or 27% as compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020	2019
Cost of revenues:
Product segment	$222,818	$197,957
Contract services segment	166,899	332,548
Total segment and consolidated cost of revenues	$389,717	$530,505

Gross profit and gross margin

Gross profit and gross margin by segment are as follows:

	Three Months Ended March 31,
Gross Profit	2020	%	2019	%
Product Segment	$18,899	7.8%	$258,911	56.7%
Contract services segment	$39,558	19.2%	(31,555)	(10.5)%
Total gross profit	$58,457	13.0%	$227,356	30.0%

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2020, as compared to the comparable 2019 periods, the margin in the Product segment decreased by $240,012 or 93% due to a significant drop in product sales volume not offset by fixed expenses to support the product segment. The margin for the Contract research segment for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 increased by $71,113 or 225% primarily due to the timing of cost recoveries on government contracts.

Operating expenses

For the three months ended March 31, 2020, operating expenses increased by $134,953 or 45% compared to the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019
Selling and marketing expenses	$11,057	$7,800
Salaries, wages and related benefits	144,633	56,512
Research and development	16,652	15,805
Professional fees	124,752	79,434
General and administrative expenses	137,070	139,660
Total	$434,164	$299,211

●

For the three months ended March 31, 2020, selling and marketing expenses increased by $3,257 or 42% as compared to the three months ended March 31, 2019, due to an increase in product marketing expenses.

●

For the three months ended March 31, 2020, salaries, wages and related benefits increased by $88,121 or 156%, as compared to the three months ended March 31, 2019. These increases were attributable to higher management and personnel costs.

●

For the three months ended March 31, 2020, research and development costs increased by $847 or 5%, as compared to the three months ended March 31, 2019, due to direct product development costs incurred in the current period.

●

For the three months ended March 31, 2020, professional fees increase by $45,318 or 57%, as compared to the three months ended March 31, 2019 due to an increase in the Company’s legal and fundraising expenses.

●

For the three months ended March 31, 2020, general and administrative expenses decreased by $2,590 or 2% as compared to the three months ended March 31, 2019, representing a small general reduction in the period.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2020, loss from operations amounted to $375,707 as compared to a loss of $71,855 for the three months ended March 31, 2019, an increase of $303,852 or 423%.

Other income (expense)

For the three months ended March 31, 2020, other expense was $2,108 as compared to other income of $1,616 for the three months ended March 31, 2019, a decrease of $3,724 or 230%.

Net loss

For the three months ended March 31, 2020, net loss amounted to $(377,815) as compared to a loss of $(70,239) for the three months ended March 31, 2019. For the three-month period the increase was $307,576 or 438%

For the three months ended March 31, 2020 and March 31, 2019, net (loss) amounted to $(0.06) per Class A common share (basic and diluted), and $(0.02), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $162,523 and $574,059 of unrestricted cash as of March 31, 2020 and working capital deficit of $673,040 and $216,801 of unrestricted cash as of December 31, 2019.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to March 31, 2020:

			December 31, 2019 to March 31, 2020
	March 31, 2020	December 31, 2019	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,244,462	$835,109	$409,353	49.0%
Total current liabilities	1,406,985	1,508,149	(101,164)	(6.7)%
Working capital deficit:	$(162,523)	$(673,040)	$510,517	(75.9)%

The increase in current assets was due in substantial part to an increase in cash as a result of the sale of equity securities. The decrease in current liabilities was due to a reduction in accrued expenses and other current liabilities and to a reduction in the current portion of lease payments.

Net cash used in operating activities was $(467,889) for the three months ended March 31, 2020 as compared to net cash provided by operating activities of $4,651 for the three months ended March 31, 2019, a net change of $(472,540) or -102%. Net cash used by operating activities for the three months ended March 31, 2020 primarily reflected a net loss of $(377,815) adjusted for add-backs of $44,200 and changes in operating assets of $(134,274).

Net cash flow used in investing activities was $(1,475) for the three months ended March 31, 2020 and $(2,482) for the three months ended March 31, 2019.

Net cash provided by financing activities was $826,622 for the three months ended March 31, 2020 reflecting $840,000 in proceeds from sales of common stock and warrants, as compared to $239,944 for the same period in 2019. The 2019 period reflected the payoff of the revolving credit facility totaling $348,369.

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

Equipment Financing

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2020, the principal amount due under the Equipment Note amounted to $105,551. See Note 9.

On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Common Stock and Derivate Equity Securities

In connection with the new lease for a facility in Michigan described in the subsequent events footnote in Note 16 above, on May 31, 2020 we issued the landlord warrants to purchase up to 410,000 shares of our Class A common stock at a warrant exercise price of $1.50 per share. The warrants are exercisable after we have additional authorized shares of stock until the fourth anniversary of the date of the lease.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1*	Warrant to Purchase Shares of Class A Common Stock of Nano Magic Inc., dated May 31, 2020 issued to Magic Research LLC

10.1*	Lease Agreement, effective May 31, 2020, between Magic Research LLC and Nano Magic LLC.

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Magic Inc. (Registrant)

Date: June 29, 2020	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: June 29, 2020	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

