Form 10-Q
period 2020-06-30
Nano Magic Inc.
filed 2020-10-05
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of September 30, 2020 the registrant had 7,998,456 shares of Common Stock issued and outstanding.

NANO MAGIC INC.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2020	2019
	(unaudited)	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$223,739	$216,801
Investments	10,473	10,236
Accounts receivable, net	528,471	151,290
Inventory	344,023	422,622
Prepaid expenses and contract assets	186,796	34,160
Total Current Assets	1,293,502	835,109
Right-of-use assets, non-current	181,755	257,523
Property, plant and equipment, net	218,099	221,565
Other assets	317,608	5,890
Total Assets	$2,010,964	$1,320,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,029,995	$801,788
Accounts payable - related parties	19,887	19,887
Accrued expenses and other current liabilities	221,268	199,875
Customer deposits	5,701	-
Current portion of notes payable	95,005	52,641
Advances from related parties	140,000	140,000
Current portion of lease liabilities	74,449	131,835
Contract liabilities	-	162,123
Total Current Liabilities	1,586,305	1,508,149
Notes payable, net of current portion	196,328	122,170
Lease liabilities, net of current portion	118,320	136,624
Total Liabilities	1,900,953	1,766,943

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 7,200,000 shares authorized; 7,199,942 and 6,222,881 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	720	622
Class B common stock: $0.0001 par value, 2,500,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Class Z common stock: $0.0001 par value, 300,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	8,458,929	7,242,067
Accumulated deficit	(8,349,638)	(7,689,545)
Total Stockholders’ Equity (Deficit)	110,011	(446,856)
Total Liabilities and Stockholders’ Equity	$2,010,964	$1,320,087

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Products	$908,062	$415,832	$1,149,779	$872,700
Contract services	244,422	206,156	450,879	507,149

Total Revenues	1,152,484	621,988	1,600,658	1,379, 849

COST OF REVENUES:
Products	600,781	390,939	823,599	588,896
Contract services	155,004	198,723	321,903	531,271

Total Cost of Revenues	755,785	589,6662	1,145,502	1,120,167

GROSS PROFIT (LOSS)	396,699	32,326	455,156	259,892

OPERATING EXPENSES:
Selling and marketing expenses	4,826	17,298	15,883	25,098
Salaries, wages and related benefits	163,831	148,186	308,465	204,698
Research and development	14,383	41,024	31,035	56,829
Professional fees	359,420	72,920	484,172	152,354
General and administrative expenses	136,234	140,855	273,304	280,515

Total Operating Expenses	678,694	420,283	1,112,859	719,494

LOSS FROM OPERATIONS	(281,995)	(387,957)	(657,703)	(459,812)

OTHER (EXPENSE) INCOME:
Interest expense	(519)	(5,159)	(2,627)	(7,753)
Loss on settlement reserve	-	4,654	-	4,654
Other income, net	237	(3,795)	237	415

Total Other (Expense) Income	(282)	(4,300)	(2,390)	(2,684)

NET LOSS	$(282,277)	$(392,257)	$(660,093)	$(462,496)

NET LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.09)	$(0.10)	$(0.11)
Diluted	$(0.04)	$(0.09)	$(0.10)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,199,942	4,472,389	6,850,643	4,312,554
Diluted	7,199,942	4,472,389	6,850,643	4,312,554

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

									Total
	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2020	7,199,942	$720	-	$-	-	$-	$8,118,444	$(8,067,361)	$51,803

Stock-based compensation	-	-	-	-	-	-	28,767	-	28,767

Warrants issued in connection with building lease	-	-	-	-	-	-	311,718	-	311,718

Net loss	-	-	-	-	-	-	-	(282,277)	(282,277)

Balance, June 30, 2020	7,199,942	$720	-	$-	-	$-	$8,458,929	$(8,349,638)	$110,011

Balance, March 31, 2019	4,299,620	$429	-	$-	-	$-	$6,126,545	$(6,710,609)	$(583,635)

Common stock issued for cash, net of issuance costs	965,115	97	-	-	-	-	385,950	-	386,047

Common stock issued for services	41,814	4	-	-	-	-	23,996	-	24,000

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	28,953	-	28,953

Net loss	-	-	-	-	-	-	-	(392,257)	(392,257)

Balance, June 30, 2019	5,306,549	$530	-	$-	-	$-	$6,565,444	$(7,102,866)	$(539,892)

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

									Total
	Class A Common Stock		Class B Common Stock		Class Z Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	6,222,881	$622	-	$-	-	$-	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	956,013	96	-	-	-	-	621,313	-	621,409

Common stock issued for services	21,048	2	-	-	-	-	11,998	-	12,000

Stock-based compensation	-	-	-	-	-	-	53,242	-	53,242

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	37,058	-	37,058

Warrants issued in connection with building lease	-	-	-	-	-	-	311,718	-	311,718

Stock subscription payable	-	-	-	-	-	-	181,533	-	181,533

Net loss	-	-	-	-	-	-	-	(660,093)	(660,093)

Balance, June 30, 2020	7,199,942	$720	-	$-	-	$-	$8,458,929	$(8,349,638)	$110,011

Balance, December 31, 2018	3,741,481	$374	-	$-	-	$-	$5,886,600	$(6,640,370)	$(753,396)

Common stock issued for cash, net of issuance costs	1,523,254	152	-	-	-	-	609,150	-	609,302

Common stock issued for services	41,814	4	-	-	-	-	23,996	-	24,000

Warrants , options, and warrant options on private placement	-	-	-	-	-	-	45,698	-	45,698

Net loss	-	-	-	-	-	-	-	(462,496)	(462,496)

Balance, June 30, 2019	5,306,549	$530	-	$-	-	$-	$6,565,444	$(7,102,866)	(536,892)

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(660,093)	$(462,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	86,121	17,527
Depreciation and amortization expense	8,062	26,416
Bad debt expense	4,000	-
Stock-based compensation	65,242	19,853
Change in operating assets and liabilities:
Accounts receivable	(381,180)	185,393
Accounts receivable - related party	-	-
Inventory	(7,523)	84,991
Prepaid expenses and contract assets	(152,636)	40,430
Accounts payable	228,207	(131,816)
Operating lease liabilities	78	-
Customer deposits	5,701	-
Accrued expenses	21,393	(181,850)
Contract liabilities	(162,123)	(19,499)

NET CASH USED BY OPERATING ACTIVITIES	(944,751)	(382,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Net activity on certificate of deposit	(237)	-
Capitalized lease costs	(311,718)	-
Purchases of property, plant and equipment	(4,596)	(2,483)

NET CASH USED BY INVESTING ACTIVITIES	(316,551)	(2,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank lines of credit	-	(330,892)
Repayment of bank loans	(10,378)	818
Proceeds from bank loans	130,900
Proceeds from sale of common stock and warrants	1,151,718	678,844
Repayment of notes payable	(4,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,268,240	348,770

NET INCREASE (DECREASE) IN CASH	6,938	(35,766)

CASH, beginning of year	216,801	306,502

CASH, end of period	$223,739	$270,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$2,627	$7,753

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on May 13, 2020.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on May 13, 2020, the Company had losses from operations and net cash used by operations of $1,031,083 and $878,668, respectively, for the year ended December 31, 2019. Furthermore, at June 30, 2020, the Company had an accumulated deficit of $8,349,638, a stockholders’ deficit of $110,011 and a working capital deficit of $292,803. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2018 management took measures to reduce operating expenses. During 2019 and the first two quarters of 2020, management closely monitored costs. In addition, the Company raised equity capital in 2018, 2019 and 2020. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and six months ended June 30, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and six months ended June 30, 2020 and 2019.

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

Disaggregation of Revenue

For the three and six months ended June 30, 2020, total sales in the United States represented approximately 70% and 74% of total consolidated revenues. For the same periods in 2019, sales in the United States represented approximately 95% and 91% of total consolidated revenues. Sales to Germany represented 22% and 16% of consolidated revenues in the three and six months ended June 30, 2020. No other geographical area accounted for more than 10% of total sales during the three and six months ended June 30, 2020 and 2019.

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

Contract Assets

We capitalize costs and estimated earnings in excess of billings as a contract asset in current assets. At June 30, 2020 and 2019, contract assets totaled $34,589 and $14,265, respectively.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, Contract liabilities are recorded under the caption “contract liabilities” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. At June 30, 2020 and 2019, contract liabilities totaled $0 and $95,015, respectively.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended June 30, 2020 and 2019 shipping and handling costs amounted to $13,416 and $29,507, respectively, and $51,027 and $46,028 for the six months ended June 30, 2020 and 2019, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended June 30, 2020 and 2019 were $14,383 and $41,024, respectively, and were $31,035 and $56,829 for the six months ended June 30, 2020 and 2019, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended June 30, 2020 and 2019 were $0 and $1,834, respectively, and were $2,594 and $1,980 for the six months ended June 30, 2020 and 2019, respectively, and are included in sales and marketing on the unaudited consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2020, and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2020 or December 31, 2019.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2020	December 31, 2019
Stock options	554,719	455,502
Stock warrants	4,462,715	2,817,463
Total	5,017,434	3,272,965

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Class A common stock	$(0.04)	$(0.09)	$(0.10)	$(0.11)

Weighted average shares outstanding:
Class A common stock	7,199,942	4,472,389	6,850,643	4,312,554
Total weighted average shares outstanding	7,199,942	4,472,389	6,850,643	4, 312,554

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

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. On the date of adoption, operating lease liabilities and right-of-use assets totaled $400,327. We do not have finance leases as per the definition of ASC 842 as of June 30, 2019.

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

The adjustments cumulatively impacted the following balances for the six months ended June 30, 2019:

	As Reported	Adjustment		As Corrected
Product revenues	$825,315	$47,385	a	$872,700
Contract revenues	584,185	(77,036	)b	507,149
Cost of product revenues	557,021	31,875	c	588,896
Cost of contract revenues	622,353	(91,082	)d	531,271
Gross profit	230,126	29,556	e	259,682
Operating expenses	677,797	41,697	f	719,494
Other income (expense)	56,523	(59,207	)d	(2,684)
Net (loss)	(391,148)	(71,348	)g	(462,496)
Net (loss) per common share	$(0.09)	$(0.02	)h	$(0.11)

References to above adjustments

a.	This accounts for a reclassification of $47,385 in revenues from contract revenues to product revenues booked on the Company’s wholly-owned subsidiary, Applied Nanotech, Inc.,
b.	With the proper recognition of contract services revenues with the adoption of ASC Topic 606, in-progress contract revenue was determined to be overstated in the second quarter of 2019 by $29,651. This, along with the reclassification in point (a) above, comprises the total adjustment of $77,036.
c.	This accounts for the reclassification $31,875 from cost of contract revenues to cost of product revenues in line with the reclassification of segmented revenues in point (a) above.
d.	This accounts for the reclassification of sublease income totaling $59,207 for the six months ending June 30, 2019 from other income to cost of contract revenues, plus $31,875 in cost of contact revenues reclassified to cost of product revenues as per point (c) above.
e.	This accounts for the net impact of the reclassification of sublease income of $59,207 in point (d) above, offset by the overstatement of contract services revenues of $29,651 outlined in point (b) above.
f.	The $41,697 adjustment represents $19,697 booked for compensation expense from options granted to an executive in the second quarter of 2019 plus $22,000 for the accrual of audit fees performed in the first quarter of 2019 not previously recorded in the period.
g.	Net loss was understated by $71,348 for the six months ending June 30, 2019, due to $29,651 in overstated contract services revenues outlined in point (b) above plus $41,697 in understated expenses outlined in point (f) above.
h.	Net (loss) per common share for the six months ended June 30, 2019 resulting from the adjustments as outlined above has been corrected to $0.11 per share from the previously reported number of $0.09 per share.

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$542,141	$164,960
Less: allowance for doubtful accounts	(13,670)	(13,670)
Accounts receivable, net	$528,471	$151,290

NOTE 5 – INVENTORY

At June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$666,175	$663,932
Work-in-progress	-	-
Finished goods	341,041	335,762
	$1,007,216	$999,694
Less: reserve for obsolescence	(663,193)	(577,072)
Inventory, net	$344,023	$422,622

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

On September 20, 2017, the Company entered into a three-year lease agreement for 26,063 square feet of office space in Brooklyn Heights, Ohio beginning September 20, 2017 and ending September 20, 2020. Monthly lease payments amount to $8,688.

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

Effective May 31, 2020, we entered into a lease for a 29,220 square foot building in Madison Heights, Michigan. The occupancy date and rent commencement date is October 1, 2020. By that date, the landlord, Magic Research LLC, is required to have completed tenant improvements to accommodate our office and manufacturing needs. When we are established in the new facility, we expect to vacate our facility in Brooklyn Heights, Ohio as our lease there expires in September 2020. The new lease has a term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we also have the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. See Note 10, Stockholders’ Equity, for a description of the warrants issued to the landlord in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in other assets on the accompanying balance sheet. See Note 9, Related Party Transactions, for information about Tom J. Berman and Ronald J. Berman’s role in management and economic participation in the landlord.

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

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Total operating lease ROU assets	$181,755	$257,523

Operating lease liabilities (current)	74,449	131,835
Operating lease liabilities (noncurrent)	118,320	136,624
Total operating lease liabilities	$192,769	$268,459

The average remaining lease term in months is 18.7 months with an average discount rate of 8.5%.

Income Statement

Supplemental income statement information related to leases was as follows:

	June 30, 2020	June 30, 2019
Operating Lease Costs
Cost of product revenue	$62,282	$62,282
Cost of contract services	23,170	23,170
Variable lease costs	21,910	34,811
Sublease income	(27,000)	(59,207)
Net operating lease cost	$80,363	$61,056

NOTE 8 – NOTES PAYABLE

On February 10, 2015, Nano Magic LLC (then named Nanofilm) entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2019, the principal amount due under the Equipment Note amounted to $115,926. Due to the slowdown caused by the COVID-19 pandemic, KeyBank agreed in April 2020 that we would not be required to make scheduled payments in April, May and June. The amount that would have been paid will be added to the final scheduled loan payment. As of June 30, 2020, $44,333 and $61,218, represent the current and non-current portion due under this note.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2019). As of June 30, 2020, principal and interest payable under three of these notes aggregating $37,458 are due in 2025 and are included in non-current notes payable.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

On May 8, 2020, we obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly installments of principal and interest in the amount of $7,330 beginning in December, 2020.

NOTE 9 – RELATED PARTY TRANSACTIONS

Apart from Board fees paid to all of our directors, we paid the following amounts as compensation to our directors:

	Three Months ended June 30,				Six Months ended June 30,
	2020		2019		2020		2019
Ronald J. Berman	$47,700		22,625		139,700		35,385
Tom J. Berman	$45,000	*	22,500		92,000	*	120,964	+
Jeanne M Rickert	$3,000		3,000	*	6,000		6,000	*
Scott E. Rickert	$3,000		3,000	*	6,000		6,000	*

*Indicates amount paid as salary

+ $57,177 of this total was paid as salary starting in April, 2019.

Ron Berman and Tom Berman each have a 2.08% ownership interest in Magic Research LLC, the landlord for the facility we leased in Michigan effective May 31, 2020. The manager of Magic Research LLC is Magic Research Management LLC; Ron Berman and Tom Berman are two of its three co-managers. Compensation from Magic Research LLC to Magic Research Management LLC is $10,000 per year to oversee the recordkeeping, tax return preparation, oversight of tenant improvements and other operating costs for the landlord.

Ron Berman and Tom Berman share ownership of PEN Comeback Management, LLC that is the sole voting member of PEN Comeback, LLC, PEN Comeback 2, LLC and Magic Growth, LLC.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

The Company has accepted subscriptions and has received payment for 279,283 shares of Class A common stock that have not been issued because the Company lacks sufficient authorized shares to issue the shares and status of shareholder approval to increase the authorized shares of common stock. The same constraint affects outstanding options and warrants; the Company does not have authorized and reserved shares sufficient to issue shares if options or warrants were to be exercised. See Note 15, Subsequent Events, for a description of changes that occurred on July 2, 2020 with respect to the Company’s common stock.

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

Voting Rights. Holders of Nano Magic Class Z common stock do not vote in the election of directors or otherwise, but they do have the right to designate a director to the Nano Magic Board, have anti-dilution rights described below and have consent rights with respect to certain amendments to Nano Magic’s certificate of incorporation.

Other Rights. The Class Z common stock has anti-dilutive rights that, subject to limited exceptions, permit holders of Class Z common stock to purchase additional shares or equity rights issued by Nano Magic (on the same terms as made available to third parties by Nano Magic) to maintain their economic ownership percentage. The holders of Class Z common stock are also entitled to receive a copy of any notice sent to the holders of Class A common stock or Class B common stock, as and when the notice is sent to such holders.

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

In total for the three and six months ended June 30, 2020, 956,013 shares of Class A common stock were sold and issued for $621,409. Additionally, 1,235,252 warrants were sold for $37,058, and 279,283 shares of Class A common stock were sold for $181,533 but not yet issued and therefore recorded as a subscription payable at June 30, 2020.

Common Stock Issued for Services

On February 12, 2020, we issued an aggregate of 21,048 shares of Class A common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.57 per share based on the quoted price of the stock for a total value of $12,000.

Warrants issued to Landlord

In connection with the lease for the facility in Michigan effective May 31, 2020, we issued the landlord warrants to purchase up to 410,000 shares of our Class A common stock at a warrant exercise price of $1.50 per share. The warrants are exercisable after we have additional authorized shares of stock until the fourth anniversary of the date of the lease. The fair value of the warrants at the date of issuance was $311,718 and were recorded as prepaid, initial direct costs associated with the lease.

Stock Options

Stock options outstanding are to purchase Class A common stock. Stock options outstanding at June 30, 2020 are 554,859, reflecting a grant of 100,000 under the 2015 Equity Incentive Plan made in the first six months of 2020, and the expiration of 643 options during the same period. No options were exercised during the period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	455,502	$1.24	4.22	$585,000
Granted	100,000	0.65	3.60	120,000
Expired	(643)	0.51
Balance Outstanding June 30, 2020	554,859	$1.06	3.71	$705,000

Exercisable, June 30, 2020	129,859	$2.67	3.66	$162,500

Warrants

As of June 30, 2020, there were outstanding and exercisable warrants to purchase 4,462,715 shares of common stock with a weighted average exercise price of $1.50 per share and a weighted average remaining contractual term of 38.19 months. As of June 30, 2020, there was no intrinsic value for exercisable warrants.

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

Conversion of Class B Common Stock

On or about October 15, 2019 as part of the terms for the stock sale to PEN Comeback, Scott and Jeanne Rickert and their family partnership exercised the right to convert Class B shares into Class A shares on a 1:1 basis resulting in the issuance of 1,436,052 shares of Class A common stock.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Stock Appreciation Rights

If the Company completes an IPO, the value of stock appreciation rights calculated based on the IPO formula may cause a material increase in the value of the liability (See Note 13).

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of June 30, 2020, the Company has not accrued any amount for litigation contingencies.

NOTE 12 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

For the six months ended June 30, 2020 and 2019, two customers represented 35% and one different customer represented 15% of product revenues respectively. For the contract revenues segment, three customers accounted for 88% of revenues for the six months ended June 30, 2020 and those same customers accounted for 63% of revenues for the six months ending June 30, 2019.

These customers did not have material accounts receivable balances at June 30, 2020 or 2019. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the three and six months ended June 30, 2020, total sales in the United States represented approximately 70% and 74% of total consolidated revenues. For the same periods in 2019, sales in the United States represented approximately 95% and 91% of total consolidated revenues. Sales to Germany represented 22% and 16% of consolidated revenues in the three and six months ended June 30, 2020. No other geographical area accounted for more than 10% of total sales during the three and six months ended June 30, 2020 and 2019.

Vendor Concentrations

For the six months ended June 30, 2020, two vendors represented 51% of inventory purchases. One of those same vendors represented 49% of inventory purchases for the six months ended June 30, 2019.

NOTE 13 – STOCK APPRECIATION PLAN

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

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at June 30, 2020 and December 31, 2019. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano Magic LLC, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nano Magic LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano Magic Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $42,823, at June 30, 2020 and December 31, 2019. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 14– SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and six months ended June 30, 2020 and 2019 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product segment	$908,062	$415,832	$1,149,779	$872,700
Contract services segment	244,422	206,156	450,879	507,149
Total segment and consolidated revenues	$1,152,484	$621,988	$1,600,658	$1,379,849
Cost of revenues:
Products	$600,781	$390,939	$823,599	$588,896
Contract services segment	155,004	198,723	321,903	531,271
Total segment and consolidated cost of revenues	$755,785	$589,662	$1,145,502	$1,120,167

Gross profit (loss):
Product segment	$307,281	$24,893	$326,180	$283,804
Contract services segment	89,418	7,433	128,976	(24,122)
Total segment and consolidated gross profit	$396,699	$32,326	$455,156	$259,682
Gross margin:
Product segment	33.8%	6.0%	28.4%	32.5%
Contract services segment	36.6%	3.6%	28.6%	-4.8%
Total gross margin	34.4%	5.2%	28.4%	18.8%
Segment operating expenses:
Product segment	$432,723	$262,758	$674,963	$417,948
Contract services segment	32,124	49,607	78,104	114,637
Total segment operating expenses	$464,847	$312,365	$753,067	$532,586

Income (loss) from operations:
Product segment	$(125,442)	$(237,866)	$(348,783)	$(134,144)
Contract services segment	57,294	(42,174)	50,872	(138,759)
Total segment (loss)	(68,148)	(280,039)	(297,911)	(272,904)
Unallocated costs	(213,847)	(107,917)	(359,792)	(186,908)
Total consolidated (loss) from operations	$(281,995)	$(387,957)	$(657,703)	$(459,812)

Depreciation and amortization:
Product segment	$12,488	$13,972	$7,228	$26,416
Contract services segment	415		834
Total segment depreciation and amortization	12,903		8,062
Unallocated depreciation	-		-
Total consolidated depreciation and amortization	$12,903	$13,972	$8,062	$26,416

Capital additions:
Product segment	$3,121	$-	$4,596	$-
Contract services segment	-	-	-	-
Total segment capital additions	3,121	-	4,596	-
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$3,121	$-	$4,596	$-

	June 30, 2020	June 30, 2019
Segment total assets:
Product segment	$1,464,088	$849,432
Contract services segment	218,789	163,827
Corporate	16,369	198,086
Total consolidated total assets	$1,699,246	$1,211,345

NOTE 15 - SUBSEQUENT EVENTS

COVID-19 Pandemic

Restrictions imposed by Federal, state and local governments as a result of the COVID-19 pandemic continue to impact our operations, but to date our sources of supply have been adequate for our needs and we have been able to fulfill orders on a timely basis. We have seen a strong increase in demand for anti-fog products. At the same time, there has been a slow-down in our lens cleaning and other business activity as a result of the COVID-19 pandemic, and the severity of the disruption and the length of the slow-down and timing of recovery are unknown.

As noted last quarter, some of the raw materials and bottles used to produce our liquid products, are used to produce hand sanitizer and other cleaning products that are in high demand and some of our raw materials and packaging have become harder to find due to the COVID-19 pandemic. Price increases for raw materials can be expected to adversely impact our profit margin.

We have financed the furniture and some of the equipment we will be using in the new space in Michigan, and we have arranged financing for receivables from one of our larger customers. We also have pending another application for a PPE loan. This enables us to use more of our cash to keep up with increased demand for our anti-fog product as well as to build inventory as we prepare for the move from Brooklyn Heights to the new Michigan space.

Amended and Restated Certificate of Incorporation

In June, we mailed to our stockholders the definitive information statement on Schedule 14C (the “Information Statement”). Effective July 2, 2020, the Company amended and restated its Certificate of Incorporation to implement the changes described in the Information Statement which (i) eliminated the Company’s Class B common stock and Class Z common stock and related provisions, renamed as “common stock” the Company’s Class A common stock, and (ii) increased the number of authorized shares of common stock from 7,200,000 to 30,000,000.

Sales of Common Stock and Derivate Equity Securities

On July 13, 2020, Nano Magic Inc. sold to Magic Growth, LLC 388,462 shares of common stock for proceeds of $485,578 and warrants to purchase up to 388,450 shares of common stock for proceeds of $19,422. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. PEN Comeback Management, LLC, owned by Tom J. Berman and Ronald J. Berman, is the sole voting member of Magic Growth, LLC.

On August 12, 2020, Nano Magic Inc. sold to Magic Growth, LLC 461,539 shares of common stock for proceeds of $576,924 and warrants to purchase up to 461,525 shares of common stock for proceeds of $23,076. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 14, 2020, Nano Magic Inc. sold to Magic Growth, LLC 130,770 shares of common stock for proceeds of $163,463 and warrants to purchase up to 130,750 shares of common stock for proceeds of $6,537. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Equipment Financing and Financing of Accounts

On August 10, 2020, we entered into a lease for new bottling equipment that requires monthly payments of $2,135 for 48 months. At the end of the lease term we have the right to buy the equipment for $1.00.

On August 11, 2020 we entered into a financing lease for furniture that will be used in the new Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time.

On August 24, 2020, we entered an agreement to finance the purchase of equipment for the new Michigan facility. This financing for a new bottling line will require twelve quarterly payments of $17,906.

On September 1, 2020, we entered an agreement with NOWaccount Network Corporation for the sale of accounts receivable due from a specific customer of ours. Subject to certain limits, we will receive a payment equal to 95% of the amount of the invoice upon shipment of the product and sale of the account.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes and markets consumer and industrial products enabled by nanotechnology that solve everyday problems for customers in many markets, including the optical, transportation, military, sports and safety industries. Our primary business is the formulation, marketing and sale of products enabled by nanotechnology. We are in the process of rebranding Nano Magic products, including what were formerly known as ULTRA CLARITY brand eyeglass cleaner, DEFOGIT brand defogging products. Our “Forcefield” products will include the CLARITY ULTRASEAL nanocoating products for glass and ceramics. We also plan to increase our focus on our environmentally friendly surface protector, fortifier, and cleaner. Our design center conducts development services for us and for government and private customers and develops and sells printable inks and pastes, thermal management materials, and graphene foils and windows.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2020 were (i) the Product Segment and (ii) the Contract services Segment. For the three and six months ended June 30, 2019, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2020 and 2019.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2020 and 2019

Revenues:

For the three and six months ended June 30, 2020, revenues were up $471,029 or 108%, and $255,878 or 29%, as compared to the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product segment	$908,062	$415,832	$1,149,779	$872,700
Contract services segment	244,422	206,156	450,879	507,149
Total consolidated revenue	$1,152,484	$621,988	$1,600,658	$1,379,849

For the three months ended June 30, 2020, sales from the Product segment increased by $492,230 or 118% as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020 revenue from the Product segment increased by $277,079 or 32%, as compared to the six months ended June 30, 2019. Increased use of facemasks and shields during the COVID-19 pandemic has resulted in increased demand for our anti-fog product that is reflected in the increased sales for the quarter ended June 30, 2020.

For the three months ended June 30, 2020, sales from the Contract services segment increased by $38,266 or 19% as compared to the three months ended June 30, 2019 which was primarily attributable to a new contract award and work started under that contract. For the six months ended June 30, 2020 revenue from the Contract services segment decreased by $56,270 or 11%, as compared to the six months ended June 30, 2019.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended June 30, 2020, cost of revenues increased by $166,123 or 28% as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, cost of revenues increased by $25,335 or 2% as compared to the same period in 2019. These changes are reflected in the chart that follows. We have seen some price increases and shortages for some of our raw materials and packaging as a result of the COVID-19 pandemic, but thus far we have been able to obtain adequate supply.

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Cost of revenues:
Product segment	$600,781	$390,939	$823,599	$588,896
Contract services segment	155,004	198,723	321,903	531,271
Total segment and consolidated cost of revenues	$755,785	$589,662	$1,145,502	$1,120,167

Gross profit and gross margin

For the three months ended June 30, 2020, gross profit increased by $364,373 or 1127%. For the six months ended June 30, 2020, gross profit increased by$195,474 or 75%.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	%	2019	%	2020	%	2019	%
Gross profit:
Product segment *	$307,281	33.8%	24,893	6.0%	$326,180	28.4%	283,804	32.5%
Contract services segment *	$89,418	36.6%	7,433	3.6%	$128,976	28.6%	(24,122)	(4.8)%
Total gross profit	$396,699	34.4%	32,326	5.2%	455,156	28.4%	259,682	18.8%

* Gross margin % based on respective segments revenues.

Operating expenses

For the three months ended June 30, 2020, operating expenses increased by $333,091 or 96% compared to the three months ended June 30, 2019. Similarly, for the six months period operating expenses increased by $468,044 or 73% for the period ended June 30, 2020, as compared to the six months ended June 30, 2019. For the three and six months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling and marketing expenses	$4,826	$17,298	$15,883	$25,098
Salaries, wages and related benefits	163,831	148,186	308,464	204,698
Research and development	14,383	41,024	31,035	56,829
Professional fees	359,420	72,920	484,172	152,354
General and administrative expenses	136,234	140,855	273,304	280,515
Total	$678,694	$420,283	$1,122,859	$719,494

●

For the three months ended June 30, 2020, selling and marketing expenses decreased by $12,482 or 72% as compared to the three months ended June 30, 2019 due to general decreases in marketing spend. For the six months ended June 30, 2020, sales and marketing expenses decreased by $9,215 or 37% as compared to the six months ended June 30, 2019, for same reasons.

●	For the three months ended June 30, 2020, salaries, wages and related benefits increased by $15,645 or 11%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, salaries, wages and contract services increased by $103,767, or 51%, as compared to the six months ended June 30, 2019. For the three and six months ended June 30, 2020, these increases were due to salary increases and additional personnel related to our ongoing efforts to build our team and increase sales and productivity.

●

For the three months ended June 30, 2020, research and development costs decreased by $26,641 or 65%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, research and development costs decreased by $25,794 or 45%, as compared to the six months ended June 30, 2019. For both periods the decreases reflect a general spend decrease in R&D supplies.

●	For the three and six months ended June 30, 2020, professional and other fees increased by $286,500 or 393%, and $331,818 or 218%, as compared to the three and six months ended June 30, 2019, respectively. These increases are primarily attributable to increased audit fees and other third-party professional expenses to support the business.

●	For the three months ended June 30, 2020, general and administrative expenses decreased by $4,621 or 3% as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, general and administrative expenses decreased by approximately $7,210 or 3% as compared to the six months ended June 30, 2019.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2020, loss from operations amounted to $281,995 as compared to loss from operations of $387,957 for the three months ended June 30, 2019, a decrease of $105,962 or 27%. For the six months ended June 30, 2020, loss from operations amounted to $657,703 as compared to a loss from operations of $459,812 for the six months ended June 30, 2019, an increased loss of $197,891 or 43%.

Other expense (income)

For the three months ended June 30, 2020, other expense was $282 as compared to other expense of $5,159 for the three months ended June 30, 2019, a decrease of income of $4,690 or 90%. There was a decrease in interest expense as a result of deferral of principal and interest on the equipment loan, and a reduction in other income. For the six months ended June 30, 2020 other expense was $2,390, as compared to other expense of $2,684, for the six months ended 2019, a decrease of $294, or 11% due to the same factors.

Net loss

As a result of the foregoing, for the three and six months ended June 30, 2020, net loss amounted to $282,277 and $660,093 as compared to net loss of $392,257 and $462,496 for the three and six months ended June 30, 2019. The decrease in net loss for the 3-month period was $109,980 or 28%. For the six-month period there was an increased net loss of $197,597 or 43%.

For the three months ended June 30, 2020 and 2019, net loss amounted to $0.04 per common share (basic and diluted), and $0.09 per common share (basic and diluted), respectively. For the six months ended June 30, 2020 and 2019, net loss amounted to $0.10 per common share (basic and diluted) and $0.11 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital deficit of $292,803 and $223,739 of unrestricted cash as of June 30, 2020 and working capital deficit of $673,040 and $216,801 of cash as of December 31, 2019.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to June 30, 2020:

			December 31, 2019 to June 30, 2020
	June 30, 2020	December 31, 2019	Change in working capital	Percentage Change
Working capital:
Total current assets	$1,293,502	$835,109	$458,393	54.89%
Total current liabilities	1,586,305	1,508,149	78,156	5.18%
Working capital deficit:	$(292,803)	$(673,040)	$380,237	(56.50)%

The increase in current assets was attributable primarily to increased accounts receivable and pre-paid expenses. The increase in current liabilities reflects an increase in accounts payable and the new loan under the paycheck protection program.

Net cash used in operating activities was $944,752 for the six months ended June 30, 2020 as compared to $382,053 for the six months ended June 30, 2019, a change of $562,698 or 147%. Net cash used in operating activities for the six months ended June 30, 2020 primarily reflected a net loss of ($660,093) adjusted for add-backs of $163,425 and changes in operating assets of ($448,083).

Net cash flow used in investing activities was $316,551 for the six months ended June 30, 2020 and $2,483 for the six months ended June 30, 2019.

Net cash provided by financing activities of $1,268,240 for the six months ended June 30, 2020 as compared to $348,770 in the same period in 2019. During the six months ended June 30, 2020, we sold additional common stock and warrants.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including adding new personnel to support the growth of our business as well as inventory purchases. Funds required for inventory are higher in part for increased prices and longer lead time for some items affected by the COVID-19 pandemic, in part because of higher volume purchases as we prepare for the full-scale launch of Nano Magic branded products and, in part, for inventory build to avoid disruption when the Brooklyn Heights manufacturing moves to the new space in Michigan during the fourth quarter. Application of funds will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing

On February 10, 2015, Nano Magic LLC entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2020, the principal amount due under the Equipment Note amounted to $105,551.

On June 18, 2019, Nano Magic LLC entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,052 per month.

Paycheck Protection Loan

On May 8, 2020, we obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly installments of principal and interest in the amount of $7,330 beginning in December, 2020.

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

Changes in Internal Control

During the three months ended June 30, 2020, the Nano Magic LLC subsidiary experienced staffing changes that resulted in a short-term lack of oversight on the part creation and sales booking processes such that errors resulted in the booking of sales and cost of sales in the company’s ERP system. The errors have since been corrected in the ledger and subledgers and additional controls have been put in place to address this issue. There were no additional changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the lease for the facility in Michigan effective May 31, 2020, we issued the landlord warrants to purchase up to 410,000 shares of our Class A common stock at a warrant exercise price of $1.50 per share. The warrants are exercisable after we have additional authorized shares of stock until the fourth anniversary of the date of the lease.

On July 13, 2020, Nano Magic Inc. sold to Magic Growth, LLC 388,462 shares of common stock for proceeds of $485,578 and warrants to purchase up to 388,450 shares of common stock for proceeds of $19,422. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. PEN Comeback Management, LLC, owned by Tom J. Berman and Ronald J. Berman, is the sole voting member of Magic Growth, LLC.

On August 12, 2020, Nano Magic Inc. sold to Magic Growth, LLC 461,539 shares of common stock for proceeds of $576,924 and warrants to purchase up to 461,525 shares of common stock for proceeds of $23,076. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 14, 2020, Nano Magic Inc. sold to Magic Growth, LLC 130,770 shares of common stock for proceeds of $163,463 and warrants to purchase up to 130,750 shares of common stock for proceeds of $6,537. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

The sales and the issuances of stock and derivative securities were exempt from registration under Section 4(2). Proceeds were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*	Lease Agreement, dated August 10, 2020, by and between Nano Magic LLC and Team Financial Group, Inc.
10.2*	Pierce Capital Investing Agreement, dated August 11, 2020, by and between Pierce Capital Investing, LLC and Nano Magic LLC.
10.3*	Equipment Finance Agreement, dated August 24, 2020, by and between Regents Capital Corporation and Nano Magic LLC.
10.4*	NOWAccount Merchant Services Agreement dated September 1, 2020, by and between Nano Magic LLC and NOWaccount Network Corporation
31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO MAGIC INC. (Registrant)

Date: October 5, 2020	/s/ Tom J. Berman
Tom J. Berman
President

Date: October 5, 2020	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

