Form 10-Q
period 2020-09-30
Nano Magic Inc.
filed 2020-11-20
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO MAGIC INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

31601 Research Park Drive
Madison Heights, MI	48071
(Address of principal executive offices)	(Zip Code)

(844) 273-6462

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NMGX	OTC Markets

Former name or former address, if changed since last report: 750 Denison Court, Bloomfield Hills MI 48302.

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

As of November 17, 2020, the registrant had 8,459,995 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2020	2019
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$899,429	$216,801
Investments	10,473	10,236
Accounts receivable, net	519,378	151,290
Inventory	754,085	422,622
Prepaid expenses and contract assets	160,045	34,160
Total Current Assets	2,343,410	835,109
Right-of-use assets, non-current	1,110,332	257,523
Property, plant and equipment, net	425,623	221,565
Lease incentive receivable, net	380,433	-
Other assets	5,890	5,890
Total Assets	$4,265,688	$1,320,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$785,581	$801,788
Accounts payable - related parties	15,887	19,887
Accrued expenses and other current liabilities	340,133	199,875
Customer deposits	3,682	-
Current portion of notes payable	116,275	52,641
Advances from related parties	140,000	140,000
Current portion of lease liabilities	154,084	131,835
Contract liabilities	61,526	162,123
Total Current Liabilities	1,617,168	1,508,149
Notes payable, net of current portion	166,261	122,170
Lease liabilities, net of current portion	1,168,679	136,624
Total Liabilities	2,952,108	1,766,943

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized, 8,459,995
and 6,222,881 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	846	622
Additional paid-in capital	9,772,982	7,242,067
Accumulated deficit	(8,460,248)	(7,689,545)
Total Stockholders’ Equity (Deficit)	1,313,580	(446,856)
Total Liabilities and Stockholders’ Deficit	$4,265,688	$1,320,087

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Products	$983,628	$302,294	$2,133,407	$1,174,994
Contract services	117,219	203,049	568,098	710,198

Total Revenues	1,100,847	505,343	2,701,505	1,885,192

COST OF REVENUES:
Products	541,272	241,694	1,364,870	830,590
Contract services	132,663	191,065	454,566	722,336

Total Cost of Revenues	673,935	432,759	1,819,436	1,552,926

GROSS PROFIT	426,912	72,584	882,069	332,266

OPERATING EXPENSES:
Selling and marketing expenses	9,032	11,812	24,915	36,910
Salaries, wages and related benefits	184,675	77,269	493,139	281,967
Research and development	22,383	10,778	53,418	67,607
Professional fees	145,140	99,371	629,313	251,725
General and administrative expenses	176,062	168,017	449,367	448,532

Total Operating Expenses	537,292	367,247	1,650,152	1,086,741

LOSS FROM OPERATIONS	(110,380)	(294,663)	(768,083)	(754,475)

OTHER (EXPENSE) INCOME:
Interest expense	(685)	(735)	(3,312)	(8,488)
Gain on sale of property, plant and equipment, net	450	4,210	450	4,210
Gain on settlement reserve	-	140	-	4,794
Other income, net	5	25,468	242	25,883

Total Other (Expense) Income	(230)	29,083	(2,620)	26,399

NET LOSS	$(110,610)	$(265,580)	$(770,703)	$(728,076)

NET LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.05)	$(0.11)	$(0.16)
Diluted	$(0.01)	$(0.05)	$(0.11)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,487,260	5,330,289	7,255,244	4,483,175
Diluted	7,487,260	5,330,289	7,255,244	4,483,175

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2020	7,199,942	$720	$8,458,929	$(8,349,638)	110,011

Common stock issued for cash, net of issuance costs	1,260,053	126	1,225,837	-	1,225,963

Stock-based compensation	-	-	39,178	-	39,178

Warrants, options, and warrant options on private placement	-	-	49,038	-	49,038

Net loss	-	-	-	(110,610)	(110,610)

Balance, September 30, 2020	8,459,995	$846	$9,772,982	$(8,460,248)	$1,313,580

Balance, June 30, 2019	5,306,549	$530	$6,585,141	$(7,179,270)	$(593,599)

Common stock issued for cash, net of issuance costs	216,912	22	140,971	-	140,993

Common stock issued for services	18,750	2	11,998	-	12,000

Stock-based compensation	-	-	19,697	-	19,697

Warrants, options, and warrant options on private placement	-	-	6,507	-	6,507

Net loss	-	-	-	(265,580)	(265,580)

Balance, September 30, 2019	5,542,211	$554	$6,764,314	$(7,444,850)	$(679,982)

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	6,222,881	$622	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	2,216,066	222	2,028,684	-	2,028,906

Common stock issued for services	21,048	2	11,998	-	12,000

Stock-based compensation	-	-	92,420	-	92,420

Warrants, options, and warrant options on private placement	-	-	86,095	-	86,095

Warrants issued in connection with new lease	-	-	311,718	-	311,718

Stock Subscription Payable	-	-	-	-	-

Net loss	-	-	-	(770,703)	(770,703)

Balance, September 30, 2020	8,459,995	$846	$9,772,982	$(8,460,248)	$1,313,580

Balance, December 31, 2018	3,741,481	$374	$5,886,600	$(6,716,774)	$(829,880)

Common stock issued for cash, net of issuance costs	1,740,166	$174	$750,121	-	$750,295

Common stock issued for services	60,564	$6	$75,338	-	$75,394

Warrants, options, and warrant options on private placement	-	-	$52,205	-	$52,205

Net loss	-	-	-	(728,076)	(728,076)

Balance, September 30, 2019	5,542,211	554	6,764,314	$(7,444,850)	$(679,982)

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(770,703)	$(728,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	(152,020)	17,174
Depreciation and amortization expense	41,150	40,321
Bad debt expense	10,053	-
Gain on sale of property, plant and equipment, net	(450)	(4,794)
Stock-based compensation	104,420	39,574
Change in operating assets and liabilities:
Accounts receivable	(378,141)	153,763
Inventory	(179,444)	134,993
Prepaid expenses and contract assets	(125,884)	90,654
Accounts payable	(16,207)	(287,486)
Accounts payable – related party	(4,000)	-
Operating lease liabilities	513,213	-
Customer deposits	3,682	-
Accrued expenses	140,258	(160,460)
Contract liabilities	(100,597)	27,033

NET CASH USED BY OPERATING ACTIVITIES	(914,670)	(677,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Net activity on certificate of deposit	(237)	-
Lease incentive receivable	(400,000)	-
Capitalized lease costs	(311,718)	-
Construction-in-progress	(178,676)	-
Purchases of property, plant and equipment	(46,514)	(2,482)

NET CASH USED BY INVESTING ACTIVITIES	(937,145)	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank lines of credit	-	(330,892)
Repayment of bank loans	(20,868)	(23,452)
Proceeds from bank loans	132,593	-
Proceeds from sale of common stock and warrants	2,426,718	838,320
Repayment of notes payable	(4,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,534,443	483,976

NET INCREASE (DECREASE) IN CASH	682,628	(195,810)

CASH, beginning of year	216,801	306,502

CASH, end of period	$899,429	$110,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$3,312	$7,753

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on May 13, 2020.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements filed with our Form 10-K on May 13, 2020, the Company had losses from operations and net cash used by operations of $1,031,083 and $878,668, respectively, for the year ended December 31, 2019. Furthermore, at September 30, 2020, the Company had an accumulated deficit of $8,460,248. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. During 2018 management took measures to reduce operating expenses. During 2019 and the first three quarters of 2020, management closely monitored costs. In addition, the Company raised equity capital in 2018, 2019 and 2020. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and nine months ended September 30, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. The Company only grants credit terms to established customers who are deemed to be financially responsible. The expense associated with the allowance for doubtful accounts is recognized as general and administrative expense.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the three and nine months ended September 30, 2020 and 2019.

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

Disaggregation of Revenue

For the three and nine months ended September 30, 2020, total sales in the United States represented approximately 85% and 77% of total consolidated revenues. For the same periods in 2019, sales in the United States represented approximately 87% and 85% of total consolidated revenues. No other geographical area accounted for more than 10% of total sales during the three and nine months ended September 30, 2020 and 2019.

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

Contract Assets

We capitalize costs and estimated earnings in excess of billings as a contract asset in current assets. At September 30, 2020 and 2019, contract assets totaled $61,334 and $0, respectively.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, Contract liabilities are recorded under the caption “contract liabilities” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. At September 30, 2020 and 2019, contract liabilities totaled $61,526 and $7,534, respectively.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the three months ended September 30, 2020 and 2019 shipping and handling costs amounted to $52,687 and $19,707, respectively, and $103,714 and $65,735 for the nine months ended September 30, 2020 and 2019, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the three months ended September 30, 2020 and 2019 were $22,383 and $10,778, respectively, and were $53,418 and $51,848 for the nine months ended September 30, 2020 and 2019, respectively, and are included in operating expenses on the accompanying unaudited consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the three months ended September 30, 2020 and 2019 were $1,841 and $0, respectively, and were $4,435 and $1,980 for the nine months ended September 30, 2020 and 2019, respectively, and are included in sales and marketing on the unaudited consolidated accompanying statements of operations. These advertising expenses do not in include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2020, and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2020 or December 31, 2019.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2020	December 31, 2019
Stock options	553,170	455,502
Stock warrants	5,443,440	2,817,463
Total	5,996,610	3,272,965

Net loss per share for each class of common stock is as follows:

Net (loss) income per common shares outstanding:	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Common stock	$(0.01)	$(0.05)	$(0.11)	$(0.16)

Weighted average shares outstanding:
Common stock	7,487,260	5,330,289	7,255,244	4,483,175
Total weighted average shares outstanding	7,487,260	5,330,289	7,255,244	4,483,175

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the President and CEO of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of consumer and institutional products using nanotechnology to deliver unique performance attributes at the surfaces of a wide variety of substrates (the “Product segment”) and (ii) nanotechnology design and development services for our future products and for government and private entities (the “Contract services segment”).

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

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. On the date of adoption, operating lease liabilities and right-of-use assets totaled $400,327. As per the definition of ASC 842 as of September 30, 2020 , we had finance lease assets totaling $94,855 with related liabilities of $72,050.

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

The adjustments cumulatively impacted the following balances for the nine months ended September 30, 2019 :

	As Reported	Adjustment		As Corrected
Product revenues	$1,088,495	$86,499	a	$1,174,994
Contract revenues	839,356	(129,158	)b	710,198
Cost of product revenues	783,112	47,478	c	830,590
Cost of contract revenues	842,521	(120,185	)d	722,336
Gross profit	302,218	30,048	e	332,266
Operating expenses	1,025,347	61,394	f	1,086,741
Other income (expense)	99,106	(72,707	)d	26,399

Net (loss)	(624,023)	(104,053	)g	(728,076)
Net (loss) per common share	$(0.14)	$(0.02	)h	$(0.16)

References to above adjustments

a.	This accounts for a reclassification of $86,499 in revenues from contract revenues to product revenues booked on the Company’s wholly-owned subsidiary, Applied Nanotech, Inc.,
b.	With the proper recognition of contract services revenues with the adoption of ASC Topic 606, in-progress contract revenue was determined to be overstated in the second quarter and third quarter of 2019 by $29,651 and $13,008, respectively. This, along with the reclassification in point (a) above, comprises the total adjustment of $129,158.
c.	This accounts for the reclassification $47,478 from cost of contract revenues to cost of product revenues in line with the reclassification of segmented revenues in point (a) above.
d.	This accounts for the reclassification of sublease income totaling $72,707 for the nine months ending September 30, 2019 from other income to cost of contract revenues, plus $47,478 in cost of contact revenues reclassified to cost of product revenues as per point (c) above.
e.	This accounts for the net impact of the reclassification of sublease income of $72,707 in point (d) above, offset by the overstatement of contract services revenues of $42,659 outlined in point (b) above.
f.	The $61,394 adjustment represents $39,394 booked for year-to-date compensation expense from options granted to an executive in the second quarter of 2019 plus $22,000 for the accrual of audit fees performed in the first quarter of 2019 not previously recorded in the period.
g.	Net loss was understated by $104,053 for the nine months ending September 30, 2019, due to $42,659 in overstated contract services revenues outlined in point (b) above plus $61,394 in understated expenses outlined in point (f) above.
h.	Net (loss) per common share for the nine months ended September 30, 2019 resulting from the adjustments as outlined above has been corrected to $0.16 per share from the previously reported number of $0.14 per share.

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2020 and December 31, 2019, accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019
Accounts receivable	$533,023	$164,960
Less: allowance for doubtful accounts	(13,645)	(13,670)
Accounts receivable, net	$519,378	$151,290

NOTE 5 – INVENTORY

At September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$857,014	$663,932
Work-in-progress	-	-
Finished goods	322,123	335,762
	$1,179,137	$999,694
Less: reserve for obsolescence	(425,052)	(577,072)
Inventory, net	$754,085	$422,622

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

NOTE 7 – OPERATING AND FINANCE LEASE RIGHT-OF-USE ASSETS

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

On September 20, 2017, the Company entered into a three-year lease agreement for 26,063 square feet of office space in Brooklyn Heights, Ohio beginning September 20, 2017 and ended September 20, 2020. Monthly lease payments amount to $8,688.

On December 10, 2018, we entered into a five-year lease agreement for 3,742 square feet of space for the design facility in Austin, Texas, beginning January 2019 and ending February 29, 2024. Monthly lease payments start at $3,472 per month, increasing 3% each year.

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

Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current lease liabilities. Leases with terms of less than twelve months have been classified as current ROU assets, whereas the lease with a remaining term of more than twelve months has been classified as a non-current ROU asset. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

On August 11, 2020, we entered into a finance lease for furniture that will be used in the new Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time.

On September 24, 2020, we entered into a finance lease with Raymond Leasing Corporation for a forklift. The lease term is 36 months with monthly payments of $425.

Balance Sheet

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Total operating lease ROU assets	$1,110,332	$257,523

Operating lease liabilities (current)	131,084	131,835
Operating lease liabilities (noncurrent)	1,119,641	136,624
Total operating lease liabilities	$1,250,725	$268,459

	September 30, 2020	December 31, 2019
Finance Leases
Total finance lease assets	$94,855	$-

Finance lease liabilities (current)	23,000	-
Finance lease liabilities (noncurrent)	49,050	-
Total finance lease liabilities	$72,050	$-

Income Statement

Supplemental income statement information related to leases was as follows:

	September 30, 2020	September 30, 2019
Operating Lease Costs
Cost of product revenue	$136,884	$95,113
Cost of contract services	34,755	34,755
Variable lease costs	31,703	40,244
Sublease income	(41,220)	(72,707)
Net operating lease cost	$162,122	$97,405

Costs related to the Finance leases were immaterial to the quarter.

NOTE 8 – NOTES PAYABLE

On February 10, 2015, Nano Magic LLC (then named Nanofilm) entered into a promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”) to borrow up to $373,000. Nanofilm may obtain one or more advances not to exceed $373,000. The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At December 31, 2019, the principal amount due under the Equipment Note amounted to $115,926. Due to the slowdown caused by the COVID-19 pandemic, KeyBank agreed in April 2020 that we would not be required to make scheduled payments in April, May and June. The amount that would have been paid will be added to the final scheduled loan payment. As of September 30, 2020, $43,795 and $52,958, represent the current and non-current portion due under this note.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees which obligate the Company to pay these employees accrued and unpaid deferred salary in an aggregate amount of $51,808. The principal amounts due under these notes shall bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2019). As of September 30, 2020, principal and interest payable under three of these notes aggregating $37,458 are due in 2025 and are included in non-current notes payable.

January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

On May 8, 2020, we obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly installments of principal and interest in the amount of $7,330. We do not expect to make payments as long as our forgiveness application is filed not later than September 1, 2021.

On September 1, 2020, we entered an agreement with NOWaccount Network Corporation for the sale of accounts receivable due from a specific customer of ours. Subject to certain limits, we will receive a payment equal to 95% of the amount of the invoice upon shipment of the product and sale of the account.

NOTE 9 – RELATED PARTY TRANSACTIONS

Apart from Board fees paid to all of our directors, we paid the following amounts as compensation to our directors:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Ronald J. Berman	$39,000	26,257	176,700	82,392
Tom J. Berman	$75,764	37,500	165,764	37,500
Jeanne M Rickert	$3,000	3,000	9,000	9,000
Scott E. Rickert	$3,000	3,000	9,000	9,000

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

NOTE 10 - STOCKHOLDERS’ EQUITY

Description of Preferred and Common Stock

Effective July 2, 2020, the Company amended and restated its Certificate of Incorporation to (i) eliminate the Company’s Class B common stock and Class Z common stock and related provisions, and to rename as “common stock” the Company’s Class A common stock, and (ii) increase the number of authorized shares of common stock from 7,200,000 to 30,000,000.

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

Common Stock

The rights of each share of common stock are the same with respect to dividends, distributions and rights upon liquidation. Common stock has a par value of $0.0001 per share. Holders of common stock are entitled to one vote per share in the election of directors and other matters submitted to a vote of the stockholders.

Issuances of Common Stock

Sales of Common Stock and Derivative Equity Securities

On January 22, 2020, we sold 198,530 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $129,044. At the same time the investor bought 198,516 warrants to purchase up to 198,516 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $5,955.

On February 24, 2020, we sold 205,883 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $133,824. At the same time the investor bought 205,868 warrants to purchase up to 198,516 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,176.

On March 24, 2020, in a private placement to PEN Comeback 2, we sold 551,600 shares of common stock and committed to issue an additional 242,518 shares when we have additional authorized shares. That occurred on July 2, 2020, and the shares were issued. Proceeds, at a per share price of $0.65, were $516,177. At the same time the investor bought 794,110 warrants to purchase up to 794,110 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sale of the warrants were $23,823.

On March 26, 2020, in a private placement to the same investor we committed to issue 36,765 shares when we have additional authorized shares and accepted $.65 per share for proceeds of $23,897. The additional shares were authorized on July 2, 2020 and the shares were issued. Also on March 26, 2020 the investor bought 36,758 warrants to purchase up to 36,780 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sale of the warrants were $1,103.

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

On August 12, 2020, Nano Magic Inc. sold to Magic Growth, LLC 461,539 shares of common stock for proceeds of $576,922 and warrants to purchase up to 461,525 shares of common stock for proceeds of $23,079. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

For the three months ended September 30, 2020, 130,770 shares of common stock were sold for $163,463, and we issued 279,823 shares of common stock to fulfill the subscription payable that was on our books at June 30, 2020. During this three month period we also issued 130,750 warrants for proceeds of $6,537. For the nine months ended September 30, 2020, we issued an aggregate of 2,216,067 shares of common stock and 2,625,977 warrants.

Common Stock Issued for Services

On February 12, 2020, we issued an aggregate of 21,048 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.57 per share based on the quoted price of the stock for a total value of $12,000.

Warrants issued to Landlord

In connection with the lease for the facility in Michigan effective May 31, 2020, we issued the landlord warrants to purchase up to 410,000 shares of our common stock at a warrant exercise price of $1.50 per share. The warrants are exercisable after we have additional authorized shares of stock until the fourth anniversary of the date of the lease. The fair value of the warrants at the date of issuance was $311,718 and is included in the calculation of right-of-use assets.

Stock Options

Stock options outstanding are to purchase common stock. Stock options outstanding at September 30, 2020 are 553,170, reflecting a grant of 100,000 under the 2015 Equity Incentive Plan made in the first nine months of 2020, and the expiration of 2,332 options during the same period. No options were exercised during the period.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2019	455,502	$1.24	4.22	$585,000
Granted	100,000	0.65	3.60	120,000
Expired	(2,332)	-
Balance Outstanding September 30, 2020	553,170	$0.90	3.47	$499,201

Exercisable, September 30, 2020	228,170	$1.36	3.48	$310,451

Warrants

As of September 30, 2020, there were outstanding and exercisable warrants to purchase 5,443,440 shares of common stock with a weighted average exercise price of $1.59 per share and a weighted average remaining contractual term of 37.15 months. As of September 30, 2020, there was no intrinsic value for exercisable warrants.

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

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of September 30, 2020, the Company has not accrued any amount for litigation contingencies.

NOTE 12 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

For the nine months ended September 30, 2020 and 2019, four customers represented 47% and two different customers represented 31% of product revenues respectively. For the contract revenues segment, two customers accounted for 18% of revenues for the nine months ended September 30, 2020. For the nine months ending September 30, 2019, one of those same customers accounted for 46% of revenues and another customer accounted for 39% of revenues.

In the product segment, two of these customers amounted to 68% of the accounts receivable balances at September 30, 2020. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the three and nine months ended September 30, 2020, total sales in the United States represented approximately 85% and 77% of total consolidated revenues. For the same periods in 2019, sales in the United States represented approximately 87% and 85% of total consolidated revenues. No other geographical area accounted for more than 10% of total sales during the three and nine months ended September 30, 2020 and 2019.

Vendor Concentrations

For the nine months ended September 30, 2020, two vendors represented 53% of inventory purchases. None of those vendors represented greater than 10% of inventory purchases for the nine months ended September 30, 2019.

NOTE 13 – STOCK APPRECIATION PLAN

From 1, 1988, until December 31, 1997, when the plan was terminated, Nano Magic LLC had in place a Stock Appreciation Rights Plan A (the “Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of Nano Magic LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000.

There were 235,782 fully vested stock appreciation rights (“SARS”) outstanding under the terms of the Plan at September 30, 2020 and December 31, 2019. The SARS unit value is based on the book value of the Company as of the last fiscal year end multiplied by a SARS multiplier stipulated in the SARS plan. However, in the event of an initial public offering (“IPO”) of Nano Magic LLC, the SARS are redeemable based on a value equal to offering price of the stock in an IPO times the total outstanding shares of the Company just subsequent to the completion of the IPO, multiplied by the SARS multiplier. The SARS multiplier is to be adjusted, as the Board determines, to reflect changes in the capitalization of Nano Magic LLC. Generally, the SARS are redeemable in cash, at their then fair value as computed pursuant to the Plan, in the event of termination of employment or business relationship, death, permanent and total disability, or sale of Nano Magic Brands (as defined). Upon an IPO, SARS are to be redeemed by applying 70% of the redemption value to purchase common shares, with the remaining 30% being distributed in cash to the participant.

The business combination completed in August 2014 did not qualify as an IPO under the Plan; however, a future underwritten registered offering may qualify.

The accrued redemption value associated with the stock appreciation rights amounted to $42,823, at September 30, 2020 and December 31, 2019. If the Company completes an IPO, the value of SARS calculated based on the IPO formula may cause a material increase in the value of the liability.

NOTE 14– SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three and nine months ended September 30, 2020 and 2019 were the Product segment and ii) the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the President and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product segment	$983,628	$302,294	$2,133,407	$1,174,994
Contract services segment	117,219	203,049	568,098	710,198
Total segment and consolidated revenues	$1,100,847	$505,343	$2,701,505	$1,885,192
Cost of revenues:
Products	$541,272	$241,694	$1,364,870	$830,590
Contract services segment	132,663	191,065	454,566	722,336
Total segment and consolidated cost of revenues	$673,935	$432,759	$1,819,436	$1,552,926

Gross profit (loss):
Product segment	$442,356	$60,600	$768,536	$344,404
Contract services segment	(15,444)	11,984	113,532	(12,138)
Total segment and consolidated gross profit	$426,912	$72,584	$882,069	$332,266
Gross margin:
Product segment	45.0%	20.0%	36.0%	29.3%
Contract services segment	-13.2%	5.9%	20.0%	-1.7%
Total gross margin	38.8%	14.4%	32.7%	17.6%
Segment operating expenses:
Product segment	$311,924	$243,704	$986,887	$661,652
Contract services segment	39,981	46,420	118,085	161,057
Total segment operating expenses	$351,905	$290,123	$1,104,973	$822,708

Income (loss) from operations:
Product segment	$130,432	$(183,104)	$(218,351)	$(317,248)
Contract services segment	(55,425)	(34,436)	(4,553)	(173,195)
Total segment income (loss)	75,007	(217,540)	(222,904)	(490,443)
Unallocated costs	(185,387)	(77,123)	(545,179)	(264,032)
Total consolidated income (loss) from operations	$(110,380)	$(294,663)	$(768,083)	$(754,475)
				$-
Depreciation and amortization:
Product segment	$33,922	$13,972	$41,150	$40,321
Contract services segment	(834)	-	-	-
Total segment depreciation and amortization	33,088	13,972	41,150	40,321
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$33,088	$13,972	$41,150	$26,416

Capital additions:
Product segment	$41,919	$-	$46,514	$-
Contract services segment	-	2,482	-	2,482
Total segment capital additions	41,919	2,482	46,514	2,482
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$41,919	$2,482	$46,514	$2,482

	September 30, 2020	September 30, 2019
Segment total assets:
Product segment	$3,569,298	$862,810
Contract services segment	244,101	96,697
Corporate	452,289	9,645
Total consolidated total assets	$4,265,688	$969,152

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2020 were (i) the Product Segment and (ii) the Contract services Segment. For the three and nine months ended September 30, 2019, the Company operated the same two segments.

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

We have financing for the furniture and some of the equipment we will be using in the new space in Michigan, and we also have pending another application for a PPE loan. This enables us to use more of our cash to keep up with increased demand for our anti-fog product as well as to build inventory as we prepare for the move from Brooklyn Heights to the new Michigan space.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2020 and 2019.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2020 and 2019

Revenues:

For the three and nine months ended September 30, 2020, revenues were up $595,504 or 118%, and $813,313 or 43%, as compared to the three and nine months ended September 30, 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product segment	$983,628	$302,294	$2,133,407	$1,174,994
Contract services segment	117,219	203,049	568,098	710,198
Total consolidated revenue	$1,100,847	$505,343	$2,701,505	$1,885,192

For the three months ended September 30, 2020, sales from the Product segment increased by $681,334 or 225% as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020 revenue from the Product segment increased by $958,413 or 82%, as compared to the nine months ended September 30, 2019. Increased use of facemasks and shields during the COVID-19 pandemic has resulted in increased demand for our anti-fog product that is reflected in the increased sales for the quarter ended September 30, 2020.

For the three months ended September 30, 2020, sales from the Contract services segment decreased by $85,830 or 42% as compared to the three months ended September 30, 2019 which was primarily attributable to a contract that expired in 2019 and was not replaced. For the nine months ended September 30, 2020 revenue from the Contract services segment decreased by $142,100 or 20%, as compared to the nine months ended September 30, 2019.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended September 30, 2020, cost of revenues increased by $241,176 or 56% as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, cost of revenues increased by $266,510 or 17% as compared to the same period in 2019. These changes are reflected in the chart that follows. We have seen some price increases and shortages for some of our raw materials and packaging as a result of the COVID-19 pandemic, but thus far we have been able to obtain adequate supply.

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Cost of revenues:
Product segment	$541,272	$241,694	$1,364,870	$830,590
Contract services segment	132,663	191,065	454,566	722,336
Total segment and consolidated cost of revenues	$673,935	$432,759	$1,819,436	$1,552,926

Gross profit and gross margin

For the three months ended September 30, 2020, gross profit increased by $354,328 or 488%. For the nine months ended September 30, 2020, gross profit increased by$549,803 or 165%.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	%	2019	%	2020	%	2019	%
Gross profit:
Product segment *	$442,356	45.0%	60,600	20.0%	$768,536	36.0%	344,404	29.3%
Contract services segment *	$(15,444)	(13.2)%	11,984	5.9%	$113,532	20.0%	(12,138)	(1.7)%
Total gross profit	$426,912	38.8%	72,584	14.4%	$882,069	32.7%	332,266	17.6%

* Gross margin % based on respective segments revenues.

Operating expenses

For the three months ended September 30, 2020, operating expenses increased by $170,044 or 46% compared to the three months ended September 30, 2019. Similarly, for the nine months period operating expenses increased by $563,410 or 52% for the period ended September 30, 2020, as compared to the nine months ended September 30, 2019. For the three and nine months ended September 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling and marketing expenses	$9,032	$11,812	$24,915	$36,910
Salaries, wages and related benefits	184,675	77,268	493,139	281,967
Research and development	22,383	10,778	53,418	67,607
Professional fees	145,140	99,371	629,313	251,725
General and administrative expenses	176,062	168,017	449,367	448,532
Total	$537,292	$367,247	$1,650,152	$1,086,741

●	For the three months ended September 30, 2020, selling and marketing expenses decreased by $2,780 or 24% as compared to the three months ended September 30, 2019 due to general decreases in marketing spend. For the nine months ended September 30, 2020, sales and marketing expenses decreased by $11,995 or 32% as compared to the nine months ended September 30, 2019, for same reasons.

●	For the three months ended September 30, 2020, salaries, wages and related benefits increased by $107,406 or 139%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, salaries, wages and contract services increased by $211,172, or 75%, as compared to the nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, these increases were due to salary increases for staff relocating to Michigan and new hires in Michigan to support our operations after the move.

●	For the three months ended September 30, 2020, research and development costs decreased by $11,605 or 108%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, research and development costs decreased by $14,189 or 21%, as compared to the nine months ended September 30, 2019. For both periods the decreases reflect a general spend decrease in R&D spending.

●	For the three and nine months ended September 30, 2020, professional and other fees increased by $45,769 or 46%, and $377,587 or 150%, as compared to the three and nine months ended September 30, 2019, respectively. These increases are primarily attributable to increased audit fees and other third-party professional expenses to support the business.

●	For the three months ended September 30, 2020, general and administrative expenses increased by $8,045 or 5% as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, general and administrative expenses increased by approximately $835 or 0% as compared to the nine months ended September 30, 2019.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2020, loss from operations amounted to $110,380 as compared to loss from operations of $294,663 for the three months ended September 30, 2019, a change of $184,284 or 63%. For the nine months ended September 30, 2020, loss from operations amounted to $768,083 as compared to a loss from operations of $754,475 for the nine months ended September 30, 2019, a decreased loss of $13,608 or 2%.

Other expense (income)

For the three months ended September 30, 2020, other expense was $230 as compared to other income of $29,083 for the three months ended September 30, 2019, a decrease of income of $29,313 or 101%. There was a decrease in interest expense as a result of deferral of principal and interest on the equipment loan, and a reduction in other income. For the nine months ended September 30, 2020 other expense was $2,620, as compared to other income of $26,399, for the nine months ended 2019, a decrease of $29,019, or 110% due to the same factors.

Net loss

As a result of the foregoing, for the three and nine months ended September 30, 2020, net loss amounted to $110,610 and $770,703 as compared to net loss of $265,580 and $728,076 for the three and nine months ended September 30, 2019. The decrease in net loss for the 3-month period was $154,970 or 58%. For the nine-month period there was a decrease in the net loss of $42,627 or 6%.

For the three months ended September 30, 2020 the net loss amounted to $0.01 per common share (basic and diluted), and for the same period in 2019 net loss amounted to $0.05 per common share (basic and diluted). For the nine months ended September 30, 2020 and 2019, net loss amounted to $0.11 per common share (basic and diluted) and $0.16 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $726,242 and $899,429 of unrestricted cash as of September 30, 2020 and a working capital deficit of $673,040 and $216,801 of cash as of December 31, 2019.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to September 30, 2020:

			December 31, 2019 to September 30, 2020
	September 30, 2020	December 31, 2019	Change in working capital	Percentage Change
Working capital:
Total current assets	$2,343,410	$835,109	$1,508,301	180.6%
Total current liabilities	1,617,168	1,508,149	109,020	(7.2)%
Working capital (deficit):	$726,242	$(673,040)	$1,399,281	(207.9)%

The increase in current assets was attributable to increases in all components other than investments that remained largely unchanged. The increase in current liabilities was attributable primarily to an increase in lease liabilities.

Net cash used in operating activities was $914,671 for the nine months ended September 30, 2020 as compared to $677,304 for the nine months ended September 30, 2019, a change of $237,367 or 35%. Net cash used in operating activities for the nine months ended September 30, 2020 primarily reflected a net loss of ($770,703) adjusted for add-backs of $(3,152) and changes in operating assets and liabilities of ($147,120).

Net cash flow used in investing activities was $937,145 for the nine months ended September 30, 2020 and $2,482 for the nine months ended September 30, 2019.

Net cash provided by financing activities was $2,543,444 for the nine months ended September 30, 2020 as compared to $483,976 in the same period in 2019. During the nine months ended September 30, 2020, we sold additional common stock and warrants.

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

Equipment Financing

On February 10, 2015, Nano Magic LLC entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2020, the principal amount due under the Equipment Note amounted to $105,551.

On June 18, 2019, Nano Magic LLC entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,052 per month.

Paycheck Protection Loan

On May 8, 2020, we obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly installments of principal and interest in the amount of $7,330. We do not expect to make payments as long as our forgiveness application is filed not later than September 1, 2021.

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

Changes in Internal Control

During the six months ended June 30, 2020, the Nano Magic LLC subsidiary experienced staffing changes that resulted in a short-term lack of oversight on the part creation and sales booking processes such that errors resulted in the booking of sales and cost of sales in the company’s ERP system. The errors have since been corrected in the ledger and subledgers and additional controls have been put in place to address this issue. There were no additional changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NANO MAGIC INC. (Registrant)

Date: November 20, 2020	/s/ Tom J. Berman
Tom J. Berman
President

Date: November 20, 2020	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

