Form 10-K
period 2020-12-31
Nano Magic Holdings Inc.
filed 2021-05-28
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

COMMISSION FILE NO. 1-11602

Nano Magic Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State of Incorporation)	(IRS Employer Identification Number)

31601 Research Park Drive, Madison Heights, MI 48071

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [X]	Smaller Reporting Company [X]
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTCQB system on June 30, 2020 of $1.25, was approximately $1,125,970.

As of May 20, 2021, the registrant had 9,657,347 shares of common stock issued and outstanding.

Documents Incorporated by Reference: No documents are incorporated by reference into this annual report on Form 10-K.

NANO MAGIC HOLDINGS INC.

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

PART I

Item 1. Business

Nano Magic Holdings Inc., a Delaware corporation (“we”, “us”, “our”, “Nano Magic” or the “Company”), formerly Nano Magic Inc., develops, commercializes and markets consumer and industrial products powered by nanotechnology. Our nanotechnology powered solutions are formulated in the Unites States. We are recognized for the products manufactured and sold by our wholly-owned subsidiary Nano Magic LLC (formerly PEN Brands LLC). These include the NANO MAGIC and ULTRA CLARITY brand eyeglass cleaner. Our consumer products include electronic device hygiene & protection, anti-fog solutions, household cleaning and automobile cleaning and protection in addition to lens care. Our focus for consumer products is to sell Nano Magic-branded consumer products in big box retail and direct-to-consumer sales on our website and other on-line marketplaces. We historically sold our consumer products directly to opticians, ophthalmologists and small optical retailers and we will continue to do so. Institutional and industrial applications include cleaning and defogging and other coatings for glass and ceramics. We also develop and sell printable inks and pastes, thermal management materials, and graphene foils and windows through our other wholly-owned subsidiary, Applied Nanotech, Inc. (“Applied Nanotech”). Applied Nanotech also functions as our Innovation and Technology Center in Austin, Texas, and, in addition to performing product development work for our business, engages in contract research and development work for government and private customers.

Our principal operating segments coincide with our different business activities. Our two reportable segments for the years ended December 31, 2020 and 2019 were (i) the Product segment and (ii) the Contract Services segment.

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

Industrial surface treatment products include a family of coating liquids that create nano-thin, strongly-bound, invisible, “forcefield”-like coatings on surfaces used for glass and ceramic surfaces and a series of clear coatings for plastics incorporating submicron sized particles to improve abrasion resistance and wear resistance without sacrificing transparency. We manufacture our formulations internally to protect our technology and strive to maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

Our surface treating products include:

●	Liquid and towelette formulations packaged for retail sale to consumers for cleaning and protecting clear surfaces – such as electronic touchscreens, windshields, windows, mirrors, shower doors, eyeglass and sunglass lenses.

●	Liquid formulation packaged for retail and industrial sale for cleaning surfaces.

●	Anti-fogging liquid and towelette formulations packaged for retail sale to consumers for safety glasses, protective eye wear including face shields, and sporting goggles.

●	Anti-fogging towelettes for sale to the military and first responders for safety, anti-fogging and conditioning of lenses, masks, head gear and other applications such as head’s up displays,

●	Mar-resistant and stain-resistant coatings for high end vitreous china tableware used for heavy duty, usage situations such as restaurants, cruise ships, casinos.

●	Clear protective coatings used on display panels and touch screens to make it easy to remove fingerprints. Applications include automotive and hand-held devices.

●	Protective and water-repelling coatings on interior and exterior glass and ceramic surfaces to make it easy to clean and prevent scale and grime encrustation.

●	Coatings for ceramic insulators used in transit and underground subways systems to prevent caking of metal dust and greases on surfaces to reduce maintenance and current leakage losses.

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

Our vision is to harness the power of nanotechnology to create a safer, more socially conscious, and higher performing world. We have three primary areas of focus:

1.	Surface cleaning for safety, time and cost savings: Treating surfaces at the nano-scale for easy clean performance – to clean better and to stay cleaner longer;

2.	Preventing fogging: Surface treatments at the nano-scale to prevent fogging for safety and improved performance, especially on lenses, sportwear and protective eyewear; and

3.	Sustainability: Creating nano-scale devices and formulas using safe, natural ingredients and manufacturing methods while avoiding the use of harsh chemicals and pesticides, whenever possible.

Marketing and Distribution

We sell our consumer products directly to consumers and retailers in the United States. Direct-to-consumer sales are through our website, nanomagic.com, on Amazon and other online marketplaces. We also have products in pharmacies, and big box retailers. Sales to big box retailers include private label products under the retailers’ names. Some of our products are used on our customer’s branded products. Historically we have relied heavily on outside agents and distributors and focused on leading optical retailers. We lost many of those customers in 2018 due to delays in shipping customer orders, but we have continued direct sales to opticians and ophthalmologists.

Our industrial coating products, inks and pastes, and graphene foil products are sold directly to institutional and industrial customers.

Manufacturing Operations

We manufacture, pack and label liquids and towelettes as well as specialty surface coatings at our 29,220-square foot facility in Madison Heights, Michigan. Metallic inks and pastes and the graphene windows are made at our Innovation and Technology Center in Austin, Texas. Health and safety protocols related to the COVID-19 pandemic are in effect at our facilities, but both our facilities are operating.

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

Competition

Products sold into the optical segment, which has historically been our core sales channel, have a small number of significant competitors. Our products are known to be the “benchmark” products in these segments and generally outperform those of our competitors. Some of our products in these segments do compete for certain customers or certain applications against lower-priced, traditional materials. Most of the companies selling products into these market segments are privately-held, U.S. packaging or catalog companies. Examples in the U.S. include Hilco Accessories, California Accessories, and Amcon Laboratories. Internationally, the catalog company, Prosben, Inc., from the Peoples Republic of China is a competitor. These companies are not selling direct to consumer or in big box retail and pharmacies. Optical company, Carl Zeiss, sells its branded optical products in bog box retail in those chains where it has optical stores.

In the nano-coating products area or the anti-fog product line we are not aware of any competitive products that we believe match our product performance or processing characteristics. With the COVID-19 pandemic and fogging caused by increased use of masks, other companies have made more of an effort to sell anti-fog products, but no company has a significant portion of the market.

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

Backlog

Sales are primarily made under purchase orders for delivery of products. We do not believe that a backlog as of any date is indicative of future results. Some agreements give customers the right to purchase a specific quantity of products during a specified period, but these agreements do not obligate the customers to purchase any minimum quantity. Private label customers are required to commit either to minimums or to repurchase unique inventory items related to their product(s). The quantities purchased by the customer, as well as the shipment schedules, are frequently revised during the agreement term to reflect changes in the customer’s needs. Because of our relatively small size, a customer’s delay of a product shipment can make a difference in the results for an accounting period.

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

Apart from the disruption affecting all manufacturing businesses as a result of the COVID-19 pandemic, some of the raw materials and bottles used to produce our liquid products are used to produce hand sanitizer and other cleaning product that were in high demand during the pandemic and some of our raw materials and packaging become harder to find due to the COVID-19 pandemic, but we were able to obtain what we needed for our operations. With some suppliers we have moved to blanket purchase orders and have seen some price increases, but this has not disrupted operations.

Key Customers

A limited number of key customers historically accounted for a majority of our commercial revenue in the product segment. The company re-built its customer base in 2019 and 2020 with the addition of new sales channels. In 2019, no customer represented greater than 10% of total product revenue in 2019 as a result of these changes. In 2020, three customers each represented a total of 10% of total product revenue.

Impact of COVID-19

In December 2019, COVID-19 was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. During the rest of 2020, restrictions imposed by Federal, state and local governments affected operations of our business and those of our vendors and customers as well as logistics for shipping and receiving supplies and shipping our products. We experienced longer lead-times to receive supplies and price increases on some items, but did not suffer any major disruption and these changes have been incorporated into our operating procedures and business.

The increased use of face masks and other personal protective equipment as a result of the pandemic created additional demand for our antifog product. Whether this will continue as government restrictions are lifted and COVID-19 related recommendations for mask wearing become less restrictive is unknown.

Whether the effects of COVID-19 restrictions on businesses and our customers generally, and on our business in particular, will continue, and how this will change with changes in government restrictions over time, or from other effects of the COVID-19 pandemic is unknown.

Contract Services Segment

Our Contract services segment functions as the Innovation and Technology Center for our new products as well as performing work for government agencies and private strategic partners. Formerly called the research and development segment, this segment has moved away from areas of research that do not involve product development, especially government contracts that required us to fund part of the research cost. This segment is involved in development work under contract for government and private entities. The Center is also a resource for proof of concepts and prototypes for proposed Nano Magic products. Our work generally falls under one of three technology platforms:

●	Nanosensor technology;

●	Nanoelectronics; and

●	Submicron particle formulations and materials for health and safety products.

Much of our contract product development work is done under government contracts. Government contracts frequently limit profit on work done. With private development contracts, there is a relationship between revenues received under the contract and rights granted to the licensee under the contract. Our short-term goal when we work for others is to cover all out-of-pocket costs and contribute to our overall overhead. Our long-term goal is to become a trusted supplier of products to our development partners.

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

Technical Inks Printing Solution (TIPS)

Conductive inks have the potential to revolutionize many types of electronics manufacturing. Our strategy is to provide a comprehensive solution for end users not just by developing inks, but assisting in the process from start to finish. We call this our Technical Inks Printing Solution. We have also formed relationships with hardware manufacturers with the goal of providing seamless integration into high volume manufacturing for companies wishing to use conductive inks in their manufacturing processes. In addition to traditional 2D printing applications, we developed multifunctional inks for 3D printing applications, the fastest growing segment of printed electronics.

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

Related to the Company’s contract services revenue, three customers accounted for 92% and 99% of contract services revenue in 2020 and 2019, respectively. All three of those customers were government entities in 2020, while two of those key customers were government entities in 2019.

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and, when appropriate, we seek patent protection for our products and proprietary technology. Trade secret protection is most important to our products. Our patent portfolio consists of approximately a dozen issued patents.

The patenting of technology-related products and processes involves uncertain and complex legal and factual questions. The legal standards change from time to time, and administrative and court interpretations are not always consistent in one jurisdiction, or across different jurisdictions. Therefore, there is no assurance what scope of protection any issued patents will provide, or whether any such patents ultimately will be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. The costs of such proceedings would be significant and an unfavorable outcome could result in the loss of rights to the invention at issue in the proceedings.

If we fail to obtain patents or elect not to file for patent protection, there can be no assurance that we can protect our rights in the technology, or that others will not independently develop substantially equivalent proprietary products and techniques, or otherwise gain access to our technology.

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

Government Contracts

A portion of our revenue in the Contract services segment consists of reimbursement of expenditures under U.S. government contracts. Our revenue from government contracts was $628,950 and $743,665 for the years ended December 31, 2020 and 2019, respectively. These reimbursements represented all or a portion of the costs associated with such contracts. As of December 31, 2020, we had several government contracts in process that had approximately $265,000 of revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, in the ordinary course of business, government contractors generally are subject to audits and reviews by government agencies. These audits and reviews involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs incurred and compliance with all laws, regulations and standards. We have been audited by the government, with no material changes, and we do not expect the results of any government audit to have a significant effect on our operations or our financial statements.

Research and Development

Research and development drive our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $56,816 for the year ended December 31, 2020. Research and development costs were $68,539 for 2019. This represented approximately 2.3% and 5.1% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes branding and packaging, development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

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

Employees

As of December 31, 2020, we had 21 full-time employees. We have hired additional personnel in sales and marketing in 2021 and expect to make additional hires to support our growth. Our employees are valued team members and are important to our growth and success. This is especially true given our relatively small size. By cross-training so that individuals can master a number of different tasks, we try to create a more challenging work environment and minimize disruption in the case of absence or employee departures. We strive to provide a positive work environment emphasizing a positive attitude, team work and ethical behavior. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

General information about the Company can be found on our website, www.nanomagic.com

Item 1A. Risk Factors

COVID-19 has disrupted the global economy and Nano Magic’s supply chain and the long-term effects of the pandemic cannot be predicted.

The COVID-19 pandemic and government orders have imposed restrictions and disrupted the U.S. and global economies. The duration of the disruption and the short and long-term effects of new requirements and facilities and business closures are impossible to predict. Similarly, the recommendations for personal health and safety have evolved and are evolving, and it is unknown what new requirements or recommendations will be adopted.

Nano Magic has seen increased demand for its anti-fog product as a result of the pandemic and is increasing production capacity and increasing raw material purchases to meet demand. It is unknown whether demand will remain high once the effects of the pandemic are blunted by the availability of new vaccines and the long-term demand for this and other products is uncertain. This may leave Nano Magic with unused capacity or slow-moving or obsolete inventory.

Many retail stores have been adversely affected and numerous bankruptcies have been filed apparently as a result of the pandemic, but drug stores and many big box retailers remain in business. The long-term effect of the pandemic on distribution of Nano Magic products, and changes in consumer behavior as a result of the pandemic experience cannot be foreseen.

Supply chain disruption and sales growth can put additional strain on its need for working capital.

Disruption in the supply chain from COVID-19 has caused us to see some higher prices and longer lead times. To assure supply, Nano Magic must order materials with longer lead times, increasing the time between its down payments to vendors and the time when Nano Magic can realize a sale. Increased order volume and increased sales require that Nano Magic buy larger quantities of raw material inventory and packaging materials. Sales growth also increases its need for working capital, as Nano Magic must pay for the materials before Nano Magic can see the increased revenue from customers. Similarly, labor must be paid for before the revenue is realized. This can create a greater need for growth capital when funds are already curtailed by Nano Magic’s operating losses.

Nano Magic has limited resources which can hamper its ability to execute its business plan.

Nano Magic is a small company with limited human and financial resources. This limits the resources Nano Magic can devote to the sale and promotion of its products, and may limit its ability to tackle issues that arise in manufacturing and distribution. Nano Magic’s size curtails the resources Nano Magic can devote to promoting its existing products and developing brand recognition. Nano Magic’s limited resources can constrain its ability to take advantage of opportunities, may limit its growth and may give competitors time to challenge its products in the marketplace. These factors will make it harder for Nano Magic to be successful.

Nano Magic is dependent on key executives and loss of its President and CEO or other key personnel could adversely affect its results of operations and financial condition.

Nano Magic’s President and CEO, Tom Berman, is under contract through the end of 2023. His vision and leadership are very important to the execution of the Nano Magic business plan, and loss of his services would adversely affect Nano Magic’s results of operations and the value of its stock. Other executives and employees are at-will employees, so they may terminate their employment relationship at any time. Loss of experienced personnel and their knowledge of Nano Magic’s business and industry would be extremely difficult to replace. Moreover, because of Nano Magic’s small size, it would be very difficult for remaining personnel to perform the duties fulfilled by the loss of personnel.

Increased sales under the Nano Magic brand name and building a strong brand with consumer brand loyalty will take time.

Nano Magic’s marketing, sales and distribution capabilities are limited. Product performance and word-of-mouth are effective sales tools but developing customer loyalty and increasing sales by this method takes time. The time frame could be shortened if Nano Magic had greater resources for marketing and advertising.

Consumer confidence and spending habits have been affected by the COVID-19 pandemic, but what that means and how this will affect sales of Nano Magic products remains unknown.

Nano Magic is a small company and the marketplace for consumer cleaning products is competitive.

Nano Magic has a limited line of products; retail chains and big-box stores may only want suppliers that offer a more extensive product line. Once its products are in retail chains and other consumer outlets, Nano Magic may face pressure to introduce new or improved products to compete with the products offered by competitors. Nano Magic has fewer resources than many of its competitors to devote to extending product lines, and to new products and packaging. Its inability to devote the required resources to adapt to the demands of consumers or to meet competitive product offerings may limit Nano Magic’s ability to execute on its business plan and hurt its revenue.

If we or our third-party service providers experience a security breach, data loss or other compromise, including if unauthorized access to our data, our business operations may be interrupted, our reputation and business relationships may be harmed, and we may incur other costs.

We use cloud-based computer systems for our communications (e-mail, voice, data exchange, etc.), for other aspects of our operations and for our business and financial records. Any security breach, data loss, or other compromise, including those resulting from a cybersecurity attack, phishing attack, or any unauthorized access, unauthorized usage, virus or similar breach or disruption could result in the loss or destruction of or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, business disruptions and delays as well as damage to our reputation, litigation, regulatory investigations, or other liabilities. Our website and technology infrastructure also may experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, hosting disruptions, capacity constraints, technical failures, natural disasters, or fraud.

We also rely on cloud technologies from third parties in order to operate critical functions of our business, including financial management services, relationship management services, and aspects of our manufacturing and sales functions. If our service agreements are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to our providers’ facilities, we could experience business interruptions as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud-based offerings for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Any of the foregoing could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

Our facilities, as well as the facilities of third-parties that provide or maintain, or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. If business continuity and disaster recovery plans of ours or of a third-party provider prove to be inadequate in preventing the loss of data, service interruptions, this could cause further disruptions to our operations or damages to important systems or facilities. in our operations or damage to our computer hardware or systems or those of our employees, or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future.

Drug stores and big-box retail chains that Nano Magic has targeted as a distribution channel to increase its sales volume have their own specific product requirements and demand a high level of support from vendors which will be challenging for Nano Magic, due to its size and limited resources.

To supply a large number of stores and maintain their brand quality, drug stores and big-box retail chains often require, among other things, that their vendors comply with scheduling and packaging requirements, maintain back-up inventory in reserves and impose other standards and restrictions on their vendors. If Nano Magic, because of its limited resources, cannot meet these requirements, then it will not be able to service these distribution channels, and Nano Magic’s potential for revenue growth will be harmed. Moreover, losing a customer may leave Nano Magic with significant obsolete inventory.

Sales of specialized coatings to industrial customers that incorporate Nano Magic products into their own product offerings make us dependent on Nano Magic’s industrial customers’ commitment to the product and dependent on the success of Nano Magic’s customers.

Some of Nano Magic’s existing products are sold to institutional customers that incorporate Nano Magic’s product into their own product or service offering to their customers. This means the success of Nano Magic’s product is dependent on the level of support, marketing and customer assistance provided by the institutional customers. Also, Nano Magic cannot control timing, marketing or introduction of its products or improved products, the timing or methods used to address customer concerns, and Nano Magic cannot affect directly marketing or distribution of the products or services that incorporate its products. If Nano Magic’s industrial customer has other priorities or is unsuccessful in its marketing or provides poor customer service, then the sales of Nano Magic’s products and Nano Magic’s results of operations will be adversely affected. To the extent that Nano Magic’s customers feel the effects of an economic downturn from the COVID-19 pandemic, that may lessen their interest in introducing products or services incorporating Nano Magic products.

Revenue in the contract research segment is dependent on government funding for technology development that is subject to a number of risks that could adversely impact Nano Magic.

Research contracts funded by the U.S. government are awarded through multiple agencies. Agency priorities and focus can change over time, and government funding overall is affected by political considerations affecting priorities and budgets. Government funding and priorities will also be impacted by the COVID-19 pandemic. Many of Nano Magic’s projects originate with the SBIR program. The initial grant is small, but if Nano Magic establishes proof of concept, then it will be eligible for larger, follow-on grants. However, eligibility for such additional grants also require approval and grant award funding. If funding priorities change, then new grants may not be made in areas that are a focus for Nano Magic’s research, and Nano Magic may need to refocus its funding proposals or apply to different agencies. Moreover, some parts of most projects are the responsibility of subcontractors, and a failure of performance by a subcontractor may adversely affect performance under the contract and may affect follow-on funding or Nano Magic’s reputation as a government contractor or subcontractor. Failure to receive awards of new research funding will adversely affect revenue and margin in Nano Magic’s Contract research segment.

Risks relating to the Introduction of New Products

Other cleaning product companies are much larger, with more money for advertising and marketing and staff dedicated to regulatory regimes related to selling disinfectants into the consumer market.

Nano Magic is working to accomplish a commercial launch of a new cleaning product based on its patented technology. Other Nano Magic products have not been subject to regulations administered by the EPA. Compliance with EPA requirements may involve significant product testing and qualification — and take time and money — and new and changed regulations require monitoring on an ongoing basis. In additional, other government regulations apply to consumer sales. Nano Magic does not presently have staff responsible for regulatory approvals and compliance and will need to build that capacity or hire it from outside consultants. How this will impact time to commercial launch and the cost of compliance, both to accomplish launch and on an ongoing basis, are unknown.

Sales to new industrial or institutional customers typically have a long-lead time, as much as two years between customer interest and the first commercial sale, which makes it difficult to capitalize on opportunities and limits Nano Magic’s ability to grow revenue.

To become a supplier to a new institutional customer Nano Magic must complete the customer’s internal approval process and be set up as a new vendor. This process is outside of Nano Magic’s control and puts a strain on its limited resources. When the product is a coating product, Nano Magic’s technology may need to be incorporated into the customer’s manufacturing or the production processes of its customers. This can require an initial small-scale pilot project before the process with Nano Magic’s coating or technology is expanded to full-scale commercial production. If that occurs, even if no problems are encountered, then commercial sales will be delayed, and Nano Magic must allocate the technical resources to support the customer as it scales-up production. The time and resources required make the effort more risky for Nano Magic, as the customer could stop the project at any point. The process also requires a significant commitment from the customer, and recognizing the limits of Nano Magic’s resources, potential customers may choose not to work with a small supplier.

Nano Magic has limited resources which could hamper its ability to launch new products.

Nano Magic’s small size and limited resources reduce the number of potential new product ideas that Nano Magic can pursue and the number of potential products that Nano Magic works on at any time. These constraints can also limit Nano Magic’s ability to bring new product ideas through development stage and commercial-scale manufacturing. Its limited resources can inhibit Nano Magic’s ability to take advantage of opportunities, and may give competitors time to challenge its products in the marketplace. These factors may hinder Nano Magic’s ability to expand its product line and grow its revenue.

Some of Nano Magic’s technology development is in its early stages and the viability of commercial products is uncertain.

Some applications of Nano Magic’s intellectual property, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. Nano Magic has developed proof of concepts of potential products based on some of its technologies, others are not that far in the process. It is uncertain whether commercially viable products can be developed from a number of Nano Magic’s technologies, the size of the potential customer base, and the resources that will be required to develop, test, standardize, manufacture, market, distribute and sell these potential products. Evaluating the potential commercial uses of a product under development is a matter of judgment, and errors in judgment relating to products Nano Magic is developing would reduce the resources available for other potential products and delay commercialization which would adversely affect Nano Magic’s results of operations and may require Nano Magic to seek additional capital that may not be available on acceptable terms, if at all. Development partners face the same challenges and may elect not to continue funding development work based on Nano Magic’s technologies.

Risks Relating to Nano Magic’s Technology and Commercialization

Nano Magic’s strategy to commercialize new products from its intellectual property may be more difficult, costly or time-consuming than expected, any of which could adversely affect Nano Magic’s results and negatively affect the value of its common stock.

Though few companies have successfully developed commercial products based on nanotechnology, Nano Magic plans to create new products using its intellectual property. To implement this plan, Nano Magic must identify product opportunities, take the products from concept to prototype, and make and sell the new product commercially. Many factors affect a customer’s acceptance of new products and many new product ideas are never realized. Many others never achieve commercial success. If Nano Magic cannot successfully develop and sell products enhanced by nanotechnology, or if the process drags on, then the value of Nano Magic’s common stock may continue to be adversely affected.

Nano Magic’s products may infringe the intellectual property rights of others, which may subject it to claims, or prevent or delay its product development efforts and stop it from selling or increase the costs of its products.

Nano Magic’s commercial success depends in part on its ability to operate without infringing the patents and other intellectual property rights of third parties. If claims are made that Nano Magic is using third party technology without authorization or that any third-party patents cover Nano Magic’s products or their use, then the holders of any of these patents or other intellectual property may be able to block the sale of Nano Magic’s products unless Nano Magic obtains a license or changes the products so as not to use the third-party’s intellectual property. Nano Magic could incur significant costs defending against any claim; and, if Nano Magic is liable, then Nano Magic may not be able to enter licensing arrangements or to redesign the products at a reasonable cost or on reasonable terms.

Nano Magic may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

Nano Magic relies on trade secrets to protect its proprietary know-how and technology, especially where Nano Magic does not believe patent protection is appropriate or obtainable. Others independently may develop the same or similar technology, or otherwise obtain access to Nano Magic’s proprietary technology. Nano Magic relies in part on confidentiality agreements with its employees and consultants to protect its trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure. Costly and time-consuming litigation could be necessary to enforce and determine the scope of Nano Magic’s proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use Nano Magic’s proprietary information and to develop products that better compete with its products.

Any lawsuits relating to infringement of intellectual property rights necessary to defend Nano Magic or enforce its rights will be costly and time consuming.

Nano Magic’s ability to defend its intellectual property may require litigation to enforce its rights or to defend litigation brought by a third-party. Any of these lawsuits, regardless of their success, could be time consuming and expensive to defend and resolve and may require delay or suspension of commercial sales while they are pending. The cost could cause Nano Magic to forego litigation or to settle on terms that are disadvantageous. If litigation is undertaken or defended, that attendant cost or delay could have a material, adverse impact on Nano Magic’s results of operations.

Some health effects of nanotechnology are unknown.

There has been scientific debate on the health effects of nanomaterials. The science of nanotechnology is engineering at the molecular level to modify or build materials. Many nano-materials are found in nature; others are not naturally occurring. Some scientists believe that certain nanomaterials may be hazardous to human health or the environment. The health effect of new materials is unknown, and can be affected by how they are incorporated and bonded to other materials. Nano Magic focuses on materials larger than 100 nanometers so that they are not regulated as nanoparticles, and Nano Magic carefully evaluates potential health effects of its products on its customers and the effects of handling materials on Nano Magic’s employees. Nano Magic is very mindful of the risks of materials Nano Magic uses and focuses on health and safety. However, debate about the health effects of nanoparticles and nanotechnology may adversely affect market acceptance of Nano Magic’s products and adversely affect its financial performance.

Risks Related to Ownership of Nano Magic’s Common Stock

Nano Magic common stock has not resumed trading on the OCTQB since the SEC issued an order suspending trading for a period of 10 days. Very few companies resume trading following a trading suspension, and failure of Nano Magic stock to resume trading will likely depress Nano Magic’s stock price and will also make it more difficult to sell Nano Magic stock.

On April 30, 2020, the Commission issued an Order of Suspension of Trading (the “Order”) with respect to Nano Magic’s Common Stock. The trading suspension associated with the Order expired after ten (10) business days, at 11:59 PM on Thursday, May 14, 2020. Nano Magic has not resumed trading on the OTCQB since entry of the trading suspension and the resumption of trading eligibility. One effect of the Order is Nano Magic lost eligibility for the “piggyback exception” under Rule 15c2-11(f)(3) promulgated under the Exchange Act. Even if the Commission were to rule in favor of Nano Magic and restore the “piggyback exception,” then there still is no assurance that a broker-dealer will resume publishing quotations for Nano Magic.

Concentration of stock ownership with affiliates could make a management change or an acquisition of Nano Magic more difficult.

Approximately 71% of the outstanding common stock is owned or controlled by Nano Magic’s present officers and directors. Certain provisions of Nano Magic’s organizational documents could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of Nano Magic’s common stock. For example, the amended and restated certificate of incorporation and amended and restated by-laws will:

●	authorize the issuance of preferred stock that can be created and issued by Nano Magic’s board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of its common stock;

●	limit the persons who can call special stockholder meetings;

●	permit written action by voting stockholders, permitting affiliates acting alone to accomplish most stockholder actions;

●	establish advance notice requirements to nominate persons for election to Nano Magic’s board of directors or to propose matters that can be acted on by stockholders at stockholder meetings;

●	not provide for cumulative voting in the election of directors; and

●	provide for the filling of vacancies on Nano Magic’s Board of Directors by action of a majority of the directors and not by the stockholders.

These provisions could also limit the price that investors would be willing to pay in the future for shares of Nano Magic common stock.

Nano Magic’s common stock is thinly traded, and the number of free trading shares is small, thereby contributing to price volatility.

In 2019 Nano Magic caught up with and became current in its periodic filings with the Commission, sought quotation on the OTCQB, and successfully obtained trading for Nano Magic common stock on the OTCQB. Even before the trading suspension (described above), there was little trading of Nano Magic common stock. At present, Nano Magic stock trades in the grey market. As a result, even if investors receive a distribution of Nano Magic stock and hold the shares directly, investors may not be able to sell Nano Magic common stock at the time that the investors would like to sell. Furthermore, if a stock is thinly traded, then any sale may depress the market price.

The limited number of Nano Magic’s free trading shares may limit its ability to raise capital through private placements forcing Nano Magic to offer its stock using more costly qualification or registration procedures.

To remain eligible for the OTCQB, Nano Magic must have a minimum float of 10% of the outstanding stock. Shares sold in a private placement are restricted, and issuing too many restricted shares will take Nano Magic below the float required to remain on the OTCQB. This may force Nano Magic to use available qualification and registration procedures for any capital raise. This in turn would require additional time and resources before Nano Magic would have additional funds for operations or other purposes.

The market price of Nano Magic’s common stock is subject to potential significant price fluctuation because the common stock is thinly traded, and that could result in substantial losses for investors and subject Nano Magic to securities class action litigation.

Among the factors that may cause the market price of Nano Magic’s common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

●	The trading volume of Nano Magic’s common stock;
●	Changes in Nano Magic’s capital structure, such as future issuances of securities or the incurrence of debt;
●	Actual or expected sales of Nano Magic’s common stock by its stockholders;
●	Failure of Nano Magic’s products to achieve or maintain market acceptance or commercial success;
●	Changes in the estimation of the future size and growth rate of Nano Magic’s markets;

●	Fluctuation in Nano Magic’s quarterly operating results;
●	Recruitment or departure of key personnel;
●	The commencement or outcome of litigation involving Nano Magic, its industry segments, or some combination; and
●	Changes in legislation or regulatory policies, practices, or actions.

In addition, the stock market in general, the OTCQB and the market for nanotechnology companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in Nano Magic common stock that are unrelated or disproportionate to the operating performance of Nano Magic’s business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of Nano Magic’s common stock and expose Nano Magic to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm Nano Magic’s financial condition and results of operations.

Nano Magic does not intend to pay dividends for the foreseeable future.

Nano Magic intends to retain earnings for the foreseeable future to finance the operation and expansion of its business, and Nano Magic does not anticipate paying cash dividends. Stockholders can expect to receive a return on common stock only if the market price of the stock increases.

Future sales of Nano Magic’s common stock may depress its share price.

Sales of substantial number of shares of Nano Magic’s common stock in the public market following a capital raise, or the perception that these sales may occur, could cause the market price of Nano Magic’s common stock to decline.

Nano Magic’s common stock is a “penny stock” under SEC rules, and it may be more difficult to resell securities classified as “penny stock.”

Nano Magic’s common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless Nano Magic maintains a per-share price above $5.00, these rules impose additional sales practice and disclosure requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Nano Magic’s securities, which could severely limit the market price and liquidity of Nano Magic’s securities. These requirements may also affect your ability to resell Nano Magic’s common stock.

Nano Magic has reported material weaknesses in its internal controls over financial reporting, and if not remedied, at some point Nano Magic may determine that these internal controls may not be effective.

In order to remedy the identified deficiencies in its internal controls over financial reporting, Nano Magic may be required to add additional staff. Nano Magic may not be able to remediate any future material weaknesses, or to complete its evaluation, testing and any required remediation in a timely fashion. During the annual evaluation process, if Nano Magic identifies one or more material weaknesses in its internal controls over financial reporting, then Nano Magic may be unable to assert that its internal controls are effective. If Nano Magic is unable to assert that its internal controls over financial reporting are effective, investors then could lose confidence in the accuracy and completeness of its financial reports, which could harm Nano Magic’s stock price.

Nano Magic’s obligations associated with being a public company require significant resources and management attention, and carry significant cost.

As a public company, Nano Magic has legal, accounting, administrative and other costs and expenses that burden its profit As a reporting company under the Exchange Act, , Nano Magic is required to file annual, quarterly and current reports with respect to its business and financial condition, and proxy and other information statements, and is subject to the rules and regulations implemented by the Commission, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and accounting pronouncements and standards of the Public Company Accounting Oversight Board, each of which imposes additional reporting and other obligations on public companies.

Moreover, Nano Magic must monitor changes and comply with any changes to these rules and regulations, and with any future changes in laws, regulations and standards relating to corporate governance and public disclosure. Changes can create uncertainty for public companies, increase legal and financial compliance costs and make some activities more time consuming and costly. Laws, regulations and standards are subject to varying interpretations, in many cases, due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Nano Magic’s need to comply with existing and evolving regulatory requirements imposes administrative expense and also diverts management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on its business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease facilities in two locations. Our headquarters and the office, warehouse, manufacturing and laboratory space of our subsidiary Nano Magic LLC are in leased space in Madison Heights, Michigan. Our leased space in Austin, Texas is used primarily by our Contract services segment and to produce our printable inks and pastes, thermal management materials, and graphene foils and window. These facilities are adequate for our current needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $0.0001 par value, trades on the OTC system under the symbol “NMGX”. The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the common stock as reported by that system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		High	Low

2019	First Quarter	$0.70	$0.24
	Second Quarter	$0.70	$0.42
	Third Quarter	$0.70	$0.51
	Fourth Quarter	$0.83	$0.47

2020	First Quarter	$2.25	$0.57
	Second Quarter	$2.40	$0.85
	Third Quarter	$2.00	$0.50
	Fourth Quarter	$1.00	$0.30

As of May 18, 2020, the closing sale price for our common stock as reported on the OTCQB system was $0.25 per share. As of that date, there were approximately 357 shareholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 3,460 shareholders.

Trading Suspension

On April 30, 2020, the SEC issued an Order of Suspension of Trading (the “Order”) of our common stock for the 10-day period from May 1, 2020 to May 14, 2020. A trading suspension is not an enforcement action and is not a finding of wrongdoing by the SEC. In the Order, the SEC raised questions regarding the accuracy and adequacy of publicly available information in the marketplace concerning the Company since at least February 24, 2020, including (a) information in the marketplace claiming that the Company has a patent for a disinfectant that kills “coronavirus”; and (b) a statement made by the Company on April 7, 2020 regarding the Company’s involvement in the fight against COVID-19. With the assistance of outside counsel, Dickinson Wright, we have notified the SEC that we do not believe the SEC should have ordered a trading suspension and we believe that all disclosures by the Company in the marketplace are accurate and adequate.

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

Recent Sales of Unregistered Securities

On October 15, 2018, we sold 590,847 shares of common stock for a purchase price of $0.50 per share in a private placement for aggregate proceeds of $295,423. Purchasers were PEN Comeback, LLC (“PEN Comeback”) and the Rickert family, Limited Partnership. Ronald Berman, one of our directors, and his son, Tom Berman have reported that they each have 50% control of PEN Comeback. On October 15, 2018, in connection with the sale of shares of our common stock to PEN Comeback the Company also sold at a price of $0.03 per option, options that would allow PEN Comeback to acquire up to an additional 550,847 shares at an option exercise price of $1.00 per share. Those options were not exercised and expired, by their terms, on June 30, 2019.

On January 31, 2019, we sold 325,581 shares of common stock in a private placement to PEN Comeback, LLC (“PEN Comeback”) at a per share price of $0.40 for aggregate proceeds of $130,232. At the same time PEN Comeback bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $9,768.

On March 22, 2019, we sold 232,558 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $93,023. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,977.

On April 3, 2019, we issued an aggregate of 18,180 shares of our common stock to five of our directors as compensation to them for service on our Board. The shares were valued at $0.55 per share based on the quoted price of the stock for a total value of $10,000. On that date the Board also granted to our President an option to purchase up to 550,000 shares of our common stock at a price of $0.55 per share. Under that option, the right to purchase 50,000 shares vested on the date of grant, the right to purchase up to 75,000 shares vested on December 31, 2019, the right to purchase 100,000 shares will vest on June 30, 2020, and the right to purchase up to 125,000 shares will vest on December 31, 2020. In addition, two tranches entitling him to purchase 100,000 shares vest only if he reaches the cap for cash payments under the bonus program created under his employment agreement. The bonus cap under Mr. Berman’s employment agreement was not reached in 2019 and that tranche will never vest, but the tranche for 2020 may vest in the future. All rights to purchase have a term of 5 years from date of vesting.

On April 24, 2019, we issued an aggregate of 19,998 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $12,000.

On May 10, 2019, we sold 523,266 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

On June 27, 2019, we sold 441,860 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $176,744. At the same time the investor bought warrants to purchase up to 441,860 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $13,256.

On July 24, 2019, we issued an aggregate of 18,750 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.64 per share based on the quoted price of the stock for a total value of $12,000.

On September 6, 2019, we sold 216,912 shares of common stock in a private placement to PEN Comeback 2, LLC (“PEN Comeback 2”) at a per share price of $0.65 for aggregate proceeds of $140,993. At the same time the investor bought 216,906 warrants to purchase up to 216,906 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,507.

On October 9, 2019, we sold an additional 88,235 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $57,353. At the same time the investor bought 88,235 warrants to purchase up to 88,235 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $2,647.

On October 23, 2019, we issued an aggregate of 23,331 shares of common stock to our directors as compensation to them for service on our Board and its committees. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $14,000.

On October 31, 2019, we sold an additional 165,441 shares of common stock in a private placement to PEN Comeback 2 and 15,384 shares of common stock to the Rickert Family, Limited Partnership, all at a per share price of $0.65 for aggregate proceeds of $117,537. At the same time PEN Comeback 2 bought 165,441 warrants to purchase up to 165,441 additional shares and the partnership bought 13 warrants to purchase up to 13 additional shares, all at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $4,963.

On December 10, 2019, we sold an additional 272,059 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $176,838. At the same time the investor bought 272,055 warrants to purchase up to 272,055 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $0.03 per warrant for an aggregate of $8,162.

On December 18, 2019, we issued an aggregate of 20,688 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.58 per share based on the quoted price of the stock for a total value of $12,000.

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

On February 24, 2020, we sold 205,883 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $133,824. At the same time the investor bought 205,868 warrants to purchase up to 205,868 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,176.

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

On August 12, 2020, Nano Magic Inc. sold to Magic Growth, LLC 461,538 shares of common stock for proceeds of $576,923 and warrants to purchase up to 461,525 shares of common stock for proceeds of $23,079. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. The stock and warrants were sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Equity Compensation Plan Information

The table below sets out as of December 31, 2020 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and the number of securities remaining available for future issuance under the plan (other than the securities to be issued upon the exercise of the outstanding options, warrants and rights) (column (c)).

Plan (none of which have been approved by security holders)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2002 and 2012 Equity Compensation Plans (1)	2,892	57.43	-
2015 Equity Incentive Plan (2)	50,000	0.65	-
Option granted to Tom J. Berman	450,000	0.55	-
Total	502,892	0.89	-

(1)	The 2002 Equity Compensation Plan was approved by a majority of the shareholders casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. The Board has terminated the 2012 Equity Compensation Plan and no new grants can be made under this Plan.

(2)	The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. During 2020, 50,000 options were granted under the Plan. In 2021, the Board terminated the 2015 Equity Plan and no new grants can be made under this Plan.

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

OVERVIEW

Nano Magic develops, commercializes and markets consumer and industrial products powered by nanotechnology that solve everyday problems for customers in the optical, transportation, military, sports and safety industries. Our primary business is the formulation, marketing and sale of products powered by nanotechnology including the ULTRA CLARITY brand eyeglass cleaner, our defogging products and nanocoating products for glass and ceramics. We have historically sold our consumer products directly to opticians and ophthalmologists and small optical retailers and we will continue to do so, even as we are now working to expand our consumer sales by sales to big box retailers and e-commerce. We also develop and sell printable inks and pastes, thermal management materials, and graphene foils and windows. Our Innovation and Technology Center conducts development services for us and for government and private customers.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Restrictions imposed by Federal, state and local governments during the pandemic affected operations of our business and those of our vendors and customers as well as logistics for shipping and receiving supplies and shipping our products.

Apart from the disruption affecting all manufacturing businesses, some of the raw materials and bottles used to produce our liquid products are used to produce hand sanitizer and other cleaning product that are in high demand and some of our raw materials and packaging were harder to find at several points during 2020 due to the COVID-19 pandemic. However, shortages did not continue, and we have been able to obtain adequate supply. The increased use of face masks and other personal protective equipment as a result of the pandemic has created additional demand for our antifog product. We cannot know whether, or for how long, this will continue.

Our principal operating segments coincide with the types of products to be sold. The Company’s two reportable segments for the years ended December 31, 2020 and 2019 were (i) the Product segment and (ii) the Contract services segment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2020 and 2019.

Comparison of Results of Operations for the Year Ended December 31, 2020 and 2019

Revenues

For the years ended December 31, 2020 and 2019, revenues consisted of the following:

	Year Ended December 31,
	2020	2019
Revenues:
Product segment	$4,075,818	$1,539,191
Contract services segment	683,422	896,819
Total segment and consolidated sales	$4,759,240	$2,436,010

For the year ended December 31, 2020, sales from the Product segment increased by $2,536,627, or 165%, as compared to the year ended December 31, 2019. Sales of all product categories were higher, but the largest increase was for anti-fog products that are in high demand as the COVID pandemic has had many more people wearing face masks and shields in many more places and for longer periods. How long this will continue is unknown. We continue to work to increase direct sales to consumers, especially using the internet, and to expand by placing products with pharmacies, big box stores and other retailer outlets.

For the year ended December 31, 2020, revenues of our Contract services segment decreased by $213,397 or 24% as compared to the year ended December 31, 2019. This reflects completion of work under government contracts without new contracts to replace them. We have submitted proposals for funding of other projects and expect, in the ordinary course of business, that some of those proposals will be funded and new contracts will replace those that have been concluded.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including costs related to government and private contracts in our Contract services segment.

For the year ended December 31, 2020, cost of revenues increased by $1,008,306, or 48%. These consisted of the following:

	Year Ended December 31,
	2020	2019
Cost of revenues:
Product segment	$2,533,497	$1,200,168
Contract services segment	586,917	911,941
Total segment and consolidated cost of revenues	$3,120,414	$2,112,109

Gross profit and gross margin

For the year ended December 31, 2020, gross profit amounted to $1,638,826 as compared to $323,901 for the year ended December 31, 2019, an increase of $1,314,924, or 406%. The increase was due primarily to the sales increase as well as the product mix. For the years ended December 31, 2020 and 2019, gross margins were 34.4% and 13.3%, respectively.

Gross profit and gross margin by segment and totals are as follows:

	Year Ended December 31,
	2020	%	2019	%
Gross profit:
Product segment *	$1,542,320	37.8%	$339,023	22.0%
Contract services segment *	96,506	14.1%	(15,122)	-1.7%
Total gross profit	$1,638,826	34.4%	$323,901	13.3%

*	Gross margin is based on respective segments sales.

Operating expenses

For the year ended December 31, 2020, operating expenses increased by $1,076,488, or 79%. For the years ended December 31, 2020 and 2019, respectively, operating expenses consisted of the following:

	Year Ended December 31,
	2020	2019
Selling and marketing expenses	$29,218	$66,892
Salaries, wages and related benefits	906,236	361,188
Research and development	56,816	68,539
Professional fees	806,488	310,141
General and administrative expenses	766,214	548,224
Other expense (income), net	(133,950)	-
Total	$2,431,022	$1,354,984

●	For the year ended December 31, 2020, selling and marketing expenses decreased by $37,674, or 56%, as compared to the year ended December 31, 2019. The decrease was primarily attributable to a decrease in marketing consultants as we increased our internal capacity, as reflected in the increase in salaries, wages and related benefits.

●	For the year ended December 31, 2020, salaries, wages and related benefits increased by $545,048 or 151%, as compared to the year ended December 31, 2019. The change from 2019 reflects the increase in the number of employees to support increased product sales and the growth in the marketing and sales function.

●	For the year ended December 31, 2020, research and development costs decreased by $11,723, or 17%, as compared to the year ended December 31, 2019. This is attributable to our focus on the move of our facilities to Michigan and the demand for anti-fog that left fewer resources and less time for research and development work.

●	For the year ended December 31, 2020, professional fees increased by $496,347, or 160%, as compared to the year ended December 31, 2019. This was due, primarily, an increase in accounting fees, software consulting fees, and an increase in outside counsel costs related to the petition the Company filed to challenge the trading suspension.

●	For the year ended December 31, 2020, general and administrative expenses increased by $217,990, or 40%, as compared to the year ended December 31, 2019 primarily due to an across-the-board increase in support costs associated with increased personnel and resources.

●	For the year ended December 31, 2020, other expense (income) increased by ($133,500) as a result of the settlement of a dispute with a former employee.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2020, loss from operations amounted to $792,196 as compared to a loss from operations of $1,031,083 for the year ended December 31, 2019, a decrease of $238,887 or 23%.

Other income

For the year ended December 31, 2020, total other income amounted to $10,691 as compared to other income of $66,096 for the year ended December 31, 2019, a decrease of $55,405, or 84%. Interest expense was relatively flat. Other income was down by $57,151 or 76% mostly due to one-time miscellaneous income in 2019.

Net loss

As a result of the foregoing, for the year ended December 31, 2020, our net (loss) amounted to ($781,055) as compared to a net loss of ($964,987) for the year ended December 31, 2019, a change of $183,931 or 19%.

For the years ended December 31, 2020 and 2019, net loss amounted to $(0.10) per common share (basic and diluted), and a net loss of $(0.22) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital balance of $628,572 and unrestricted cash of $288,134 as of December 31, 2020.

The following table sets forth a summary of changes in our working capital from December 31, 2019 to December 31, 2020:

	December 31, 2020	December 31, 2019	Dollar Change	Percentage Change
Working capital (deficit):
Total current assets	$2,653,831	$835,109	$1,818,722	217.78%
Total current liabilities	2,025,259	1,508,149	517,110	34.29%
Working capital (deficit):	$628,572	$(673,040)	$1,301,612	193.39%

The increase in current assets reflects higher pre-paid expenses and contract assets. The largest part of that increase was increased accounts receivable. The increase in current liabilities includes significant increases in the current portion of lease liabilities related to the new facilities in Michigan and current portion of notes payable. We continue to work to increase revenues and that can put pressure on working capital. In addition to the new Paycheck Protection Loan for our subsidiary Nano Magic LLC obtained in 2020, Applied Nanotech received a similar loan in 2021. Also in 2020, we entered into a factoring arrangement that is expected to provide working capital, especially with large customers that have payment terms longer than 30 days.

Net cash used in operating activities was $2,021,153 for the year ended December 31, 2020 as compared to net cash used by operating activities of $878,668 for the year ended December 31, 2019, an increase of $1,142,485, or 130%.

●

Net cash used in operating activities for the year ended December 31, 2020 primarily reflected a net loss of $781,055, partially offset by the add-back of non-cash items totaling ($171,845), and ($1,068,253) changes in operating assets and liabilities.

Net cash used in investing activities was $430,302 for the year ended December 31, 2020 as compared to net cash used in investing activities of $11,361 for the year ended December 31, 2019. Additions in 2020 were mostly purchases of leasehold improvements, production equipment, furniture and office equipment associated with the new Michigan facility.

Net cash provided by financing activities was $2,522,788 for the year ended December 31, 2020 as compared to $810,332 for the year ended December 31, 2019. During the year ended December 31, 2020, we received $2,421,719 in net proceeds from the sale of securities and received $105,000 in net proceeds from equipment loans and the bank loan under the Paycheck Protection Program, offset by repayments on loans.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nano Magic Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nano Magic Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As disclosed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2018-11, Leases (Topic 842), effective January 1, 2019.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

To the Shareholders and Board of Directors of
Nano Magic Holdings Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – Material Weaknesses

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the management of the Company identified material weaknesses in its internal control over financial reporting caused by insufficient resources in its accounting function to support segregation of duties and the evaluation and implementation of new accounting standards and accurate accounting of complex transactions and estimates. Additionally, management reported a lack of change management and user access controls, including inadequate controls related to the implementation of a new accounting system.

This material weakness impacts the Company’s controls over access to information technology systems and financial reporting processes related to the recording of transactions in financial statement accounts and required us to increase the extent of our audit effort. Significant judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

As a result of these material weaknesses, we expanded the scope of our audit procedures beyond what would have been performed had the controls been properly designed and implemented. These expanded procedures included performing incremental substantive audit procedures to address the identified risk of material misstatement for the financial statement accounts impacted.

Critical Audit Matter – Going Concern Matters and Management’s Plan

As discussed in Note 1 to the consolidated financial statements, the Company has incurred historical net losses and negative cash flows from operations. However, management believes, based on the Company’s operating plan, that current working capital and future capital raises are sufficient to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and risk of potential bias in management’s judgments and assumptions in estimating these cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financial results for the first quarter of 2021, the Company’s capital raise activity as of the report date, and industry factors.

/s/ UHY LLP

We have served as the Company’s auditor since 2019.

Sterling Heights, Michigan

May 28, 2021

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2020	2019
ASSETS

CURRENT ASSETS:
Cash	$288,134	$216,801
Investments	10,473	10,236
Accounts receivable, net	1,235,069	151,290
Inventory, net	841,694	422,622
Prepaid expenses and contract assets	278,461	34,160
Total Current Assets	2,653,831	835,109
Right-of-use assets, non-current	1,518,308	257,523
Property and equipment, net	613,471	221,565
Other assets	5,890	5,890
Total Assets	$4,791,500	$1,320,087

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,136,756	$801,788
Accounts payable - related parties	12,000	19,887
Accrued expenses and other current liabilities	351,075	199,875
Current portion of notes payable	97,581	52,641
Advances from related parties	145,387	140,000
Current portion of lease liabilities	186,898	131,835
Contract liabilities	90,562	162,123
Total Current Liabilities	2,020,259	1,508,149
Notes payable, net of current portion	178,300	122,170
Lease liabilities, net of current portion	1,195,521	136,624
Total Liabilities	3,394,080	1,766,943

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
common stock: $0.0001 par value, 30,000,000 shares authorized; 8,459,995 and 6,222,881 issued and outstanding at December 31, 2020 and 2019, respectively	846	622
Additional paid-in capital	9,867,174	7,242,067
Accumulated deficit	(8,470,600)	(7,689,545)
Total Stockholders’ Equity (Deficit)	1,397,420	(446,856)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,791,500	$1,320,087

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

REVENUES:

Products	$4,075,818	$1,539,191
Contract services	683,422	896,819

Total Revenues	4,759,240	2,436,010

COST OF REVENUES:
Products	2,533,497	1,200,168
Contract services	586,917	911,941

Total Cost of Revenues	3,120,414	2,112,109

GROSS PROFIT	1,638,826	323,901

OPERATING EXPENSES:
Selling and marketing expenses	29,218	66,892
Salaries, wages and related benefits	906,236	361,188
Research and development	56,816	68,539
Professional fees	806,488	310,141
General and administrative expenses	766,214	548,224
Other expense (income), net	(133,950)	-

Total Operating Expenses	2,431,022	1,354,984

LOSS FROM OPERATIONS	(792,196)	(1,031,083)

OTHER (EXPENSE) INCOME:
Interest expense	(6,891)	(8,637)
Other income, net	18,032	74,733

Total Other Income	10,691	66,096

NET LOSS	$(781,055)	$(964,987)

NET LOSS PER COMMON SHARE:
Basic	$(0.10)	$(0.21)
Diluted	$(0.10)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,558,078	4,673,244
Diluted	7,558,078	4,673,244

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	3,741,481	$374	$5,886,600	$(6,724,558)	$(837,584)

Common stock issued for cash, net of issuance costs	2,281,286	228	1,101,794	-	1,102,022

Common stock issued for services	200,114	20	185,695	-	185,715

Warrants, options, and warrant options on private placement	-	-	67,978	-	67,978

Net loss	-	-	-	(964,987)	(968,423)

Balance, December 31, 2019	6,222,881	$622	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	2,216,066	222	2,028,684	-	2,028,906

Common stock issued for services	21,048	2	11,998	-	12,000

Stock-based compensation	-	-	186,612	-	186,612

Warrants, options, and warrant options on private placement	-	-	86,095	-	86,095

Warrants issued in connection with new lease	-	-	311,718	-	311,718

Net loss	-	-	-	(781,055)	(781,055)

Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the Years Ended
	December 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(781,055)	$(964,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	(462,406)	(76,125)
Depreciation and amortization expense	38,609	84,547
Bad debt expense	53,790	-
Gain on sale of property, plant and equipment, net	(450)	-
Stock-based compensation and stock issued for services	198,612	185,943
Change in operating assets and liabilities:
Accounts receivable	(1,137,569)	156,264
Inventory	43,334	213,304
Prepaid expenses and contract assets	(244,300)	90,496
Accounts payable	339,081	(367,279)
Accounts payable - related parties	(6,613)	-
Operating lease liabilities	(126,716)	10,936
Accrued expenses and other current liabilities	156,200	(278,280)
Contract liabilities	(71,561)	66,513

NET CASH USED IN OPERATING ACTIVITIES	(2,001,044)	(878,668)

INVESTING ACTIVITIES
Net activity on certificate of deposit	(237)	(232)
Purchases of property and equipment	(143,456)	(11,129)

NET CASH USED IN INVESTING ACTIVITIES	(143,963)	(11,361)

FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	2,115,001	1,169,773
Proceeds from bank loans	132,593	-
Proceeds from bank lines of credit	-	1,169,773
Repayment of bank lines of credit	-	(508,859)
Repayment of bank loans	(27,524)	(18,199)
Repayment of notes payable	(4,000)	(10,350)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,216,070	810,332

NET INCREASE (DECREASE) IN CASH	71,333	(79,697)

CASH, beginning of year	216,801	296,498

CASH, end of year	$288,134	$216,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,891	$10,861
Equipment acquired on finance leases	$159,934	$-
Warrants issued to lessor	$311,718	-

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nano Magic Holdings Inc. (“we”, “us”, “our”, “Nano Magic” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology, and performs nanotechnology product research and development generating revenues through performing contract services. On March 3, 2020, we changed our name from PEN Inc. to Nano Magic Inc. and on March 2, 2021 we changed our name to Nano Magic Holdings Inc.

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

Going Concern Matters and Management’s Plan

As indicated in the accompanying financial statements, the Company positive working capital including $288,134 of cash at December 31, 2020. The Company also had a net loss of $781,055 for the year ended December 31, 2020 and negative cash flows from operations of $2,001,004 for the year. The accompanying consolidated statements of operations also reflect an increase in product sales of $2,536,627, or 165%, as compared to the year ended December 31, 2019. In the first quarter of 2021, the Company sold notes and warrants for total proceeds of $1,500,800.Management has considered whether there is substantial doubt about its ability to continue as a going concern in light of the historical operating losses and negative cash flows from operations. Considering the increased sales generating increased revenue, the positive working capital at the end of 2020 and the recent capital raise, the Company believes that its capital resources are sufficient to maintain its business operations for the next twelve months. Moreover, the Company is implementing a marketing plan under which management projects sales in increase in 2021 as compared to 2020 that are expected to contribute additional funds to maintain operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

Cash, Cash Equivalents and Restricted Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

Investments

Investments consist of long-term certificates of deposit. The certificate of deposit held at December 31, 2020 and 2019 matures in May 2021 and carries interest at a rate of 2.29% per year.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2020 and 2019.

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

Disaggregation of Revenue

For the years ended December 31, 2020 and 2019, total sales in the United States represent approximately 87% and 83% of total consolidated revenues, respectively. Germany accounted for 10% of total sales during the year ended December 31, 2020. No geographic area outside the United States accounted for more than 10% of sales in 2019.

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

Contract Assets

We capitalize costs and estimated earnings in excess of billings as a contract asset in current assets. At December 31, 2020 and 2019, contract assets totaled $88,694 and $15,525, respectively.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, Contract liabilities are recorded under the caption “contract liabilities” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. At December 31, 2020 and 2019, contract liabilities totaled $90,562 and $162,123, respectively.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2020 and 2019 shipping and handling costs amounted to $132,458 and $94,431, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2020 and 2019 were $56,816 and $68,539, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2020 and 2019 were $23,345 and $4,969, respectively, and are included in selling and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2017. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2020 or 2019.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net income (loss) and consisted of the following:

	December 31, 2020	December 31, 2019
Stock options	502,892	455,502
Stock warrants	5,443,440	2,817,463
Total	5,946,332	3,272,952

Additionally, there are an unknown quantity of common stock equivalents that result from a potential conversion of stock appreciation rights (See Note 15).

Net income (loss) per share for each class of common stock is as follows:

Net income (loss) per common shares outstanding:	Year Ended December 31, 2020	Year Ended December 31, 2019
Common stock	$(0.10)	$(0.21)

Weighted average shares outstanding:
Total weighted average common shares outstanding	7,558,078	5,607,392

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the President of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the development, manufacture and sale of consumer and institutional products using nanotechnology to deliver unique performance attributes (the “Product segment”) and (ii) nanotechnology design and development services for our future products and for government and private entities (the “Contract services segment”).

Recently Adopted Accounting Pronouncements

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. None of the reclassifications had any impact on the net loss reported in 2019.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2020 and 2019, accounts receivable consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$1,296,657	$164,960
Less: allowance for doubtful accounts	(61,588)	(13,960)
Accounts receivable, net	$1,235,069	$151,290

Bad debt expense, net of recoveries, was $53,790 and $0 for the years ended December 31, 2020 and 2019, respectively.

NOTE 4 – INVENTORY

At December 31, 2020 and 2019, inventory consisted of the following:

	December 31, 2020	December 31, 2019
Raw materials	$632,055	$663,932
Work in progress	176,392	-
Finished goods	147,913	335,762
	956,360	999,694
Less: reserve for obsolescence	(114,666)	(577,072)
Inventory, net	$841,694	$422,622

The reserve for obsolescence decreased by $462,406 due to scrap of obsolete inventory from reserves when we moved from Ohio to the new Michigan facility.

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	Useful Life	December 31, 2020	December 31, 2019
Machinery and equipment	5 - 10 Years	$2,718,877	$2,729,308
Furniture and office equipment	3 - 7 Years	492,400	589,860
Leasehold improvements	2 - 15 Years	106,935	10,843
		3,318,212	3,330,011
Less: accumulated depreciation		(2,704,741)	(3,108,446)
Property and equipment, net		$613,471	$221,565

For the years ended December 31, 2020 and 2019, depreciation and amortization expense amounted to $38,609 and $84,547, respectively.

During the years ended December 31, 2020 and 2019 there were sales of equipment totaling $450 and $0, respectively.

NOTE 6 – LEASES

The Company’s leased assets include offices, production and research and development facilities. Our current lease portfolio has remaining terms from less than three years up to seven years. Many of these leases contain options under which we can extend the term for several years. Renewal options are excluded from our calculation of lease liabilities unless we are reasonably assured to exercise the renewal option. Our lease agreements do not contain residual value guarantees or material restrictive covenants.

On September 20, 2017, the Company entered into a three-year lease agreement for 22,172 square feet of office space in Brooklyn Heights, Ohio beginning September 20, 2017 ended September 20, 2020. Monthly lease payments were $8,688.

On December 10, 2018, we entered into a five-year lease agreement for 3,742 square feet of space for the design facility in Austin, Texas, beginning January 2019 and ending February 29, 2024. Monthly lease payments start at $3,472 per month, increasing 3% each year.

On June 21, 2019, we leased approximately 1,200 square feet of office space in Bingham Farms, Michigan for nine months for a sales office. Monthly payments were $1,529 per month. The lease was terminated in October 2020.

Effective May 31, 2020, we entered into a lease with a related party for a 29,220 square foot building in Madison Heights, Michigan. The occupancy and rent commencement date was October 1, 2020. The lease has an initial term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we also have the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. See Note 11, Stockholders’ Equity, for a description of warrants issued to the owners of Magic Research LLC in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in other assets on the accompanying balance sheet. See Note 10, Related Party Transactions, for information about Tom J. Berman and Ronald J. Berman’s role in management and economic participation in the landlord.

Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, the date on which the lessor began making the underlying asset customizable for our use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

On August 11, 2020, we entered into a finance lease for furniture that will be used in the new Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time.

On September 24, 2020, we entered into a finance lease with Raymond Leasing Corporation for a forklift. We financed $14,250. The lease term is 36 months with monthly payments of $425.

In December 2020, we entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months and are required to make monthly payments of $2,135 during that time.

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

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. On the date of adoption, operating lease liabilities and right-of-use assets totaled $1,120,838 and $1,432,556. As of December 31, 2020, Operating lease liabilities were $1,231,681 recorded as other liabilities and right-of-use assets totaled $1,518,308 recorded as other assets. Operating lease cost for the year was $219,305, variable lease cost was $12,524.

For finance leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of lease commencement. $60,684 was recorded in furniture and fixtures and $99,250 was recorded in Equipment, the ROU assets for finance leases are depreciated in accordance with the Company’s depreciation policies for those asset groupings. Finance lease liabilities totaled $150,738 at December 31,2020 recorded in lease liabilities. Finance lease interest expense was $2,844. Finance lease depreciation expense for the year was $3,342.

The FASB issued practical expedients and accounting policy elections that the Company applied at adoption as described below.

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

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020, are as follows:

	Operating Lease	Finance Lease
2021	$239,168	$54,394
2022	247,906	54,394
2023	256,688	41,979
2024	220,428	25,620
Thereafter	624,620	-
Less: impact of discounting	356,375	27,129
Present value of lease liabilities	1,232,435	149,257

NOTE 7 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

On May 8, 2020, Nano Magic LLC obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly installments of principal and interest in the amount of $7,330. We do not expect to make payments as long as our forgiveness application is filed not later than September 1, 2021. If our application is not timely filed, we will begin making monthly payments. As of December 31, 2020, the balance on the loan was the full principal amount; the current and non-current portions were $49,088 and $81,812, respectively.

NOTE 8 – ACCOUNTS RECEIVABLE FACTORING

On September 1, 2020, Nano Magic LLC entered an agreement with NOWaccount ® Network Corporation for the sale of accounts receivable due from approved customers. Subject to certain limits, we will receive an immediate payment equal to the discounted value of a receivable from those customers. The discount applied depends on the due date for payment from the customer. This agreement expires on September 1, 2022. No receivables had been sold as of December 31, 2020 under this agreement.

NOTE 9 – NOTES PAYABLE

On February 10, 2015, Nano Magic LLC entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic LLC entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,052 per month. At December 31, 2020 and 2019, the principal amount due under the Equipment Note, as amended by the Amendment, amounted to $86,098 and $115,926, respectively. As of December 31, 2020, $44,493 and $41,605, respectively, represent the current and non-current portion due under the Equipment Note, as amended by the Amendment. At December 31, 2019, the current and non-current portions were $48,641 and $67,285, respectively.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees in satisfaction of accrued and unpaid deferred salary. The principal amounts due under these notes bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2020). Principal payable under three of these notes totaling $37,458 is due in 2025 and is included in non-current notes payable.

In January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

In October 20, 2020, we agreed to pay deferred salary of $6,000 in installments. Installments aggregating $4,000 remained unpaid on December 31, 2020 and is included in current notes payable.

Future payments of notes payable, including those disclosed in Note 7, are as follows:

Year	As of December 31, 2020
2021	$97,581
2022	123,417
Thereafter	54,883
Total	$275,881

NOTE 10 – RELATED PARTY TRANSACTIONS

Advances from related parties aggregating $145,387 as of December 31, 2020, and $159,887 as of December 31, 2019 due to the Rickerts for working capital advances made in 2018 and accrued payroll of $16,000 due to them have been included within the consolidated balance sheets as of December 31, 2020 and December 31, 2019. We paid legal and consulting fees to director Mr. Ron Berman of $212,700 in 2020, and $94,100 in 2019. We paid legal and consulting fees of $90,600 in 2019 to the law firm of Mr, Tom Berman, who is our President, Chief Executive Officer and a director.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP and Magic Growth 2 LLC. These four limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, and 2021. See the subsection on Sales of Stock under Issuances of Common Stock in Note 11 and in Note 17 Subsequent Events.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. The lease for the Michigan facility gives us the right, during the first three years of the lease, to buy up to a 49% interest in the landlord for a price equal to 49% of the contributions received from other members.

NOTE 11 - STOCKHOLDERS’ EQUITY

Description of Preferred and Common Stock

On July 2, 2020, we amended and restated our certification of incorporation to eliminate the Company’s Class B common stock and Class Z common stock and rename as “common stock” the Company’s Class A Common Stock. As part of the amendment, we increased the number of authorized shares of common stock from 7,200,000 to 30,000,000. The par value of the common stock remained the same at $0.0001 per common share. The Company is also authorized to issue 100,000 shares of Preferred Stock, par value $0.0001 per share.

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

Common Stock

The rights of each share of common are the same with respect to dividends, distributions and rights upon liquidation. Holders of common stock each have one vote per share.

Issuances of Common Stock

Common Stock Issued for Services

On April 3, 2019, we issued an aggregate of 18,180 shares of common stock to five of our directors as compensation to them for service on our Board. These shares were valued on that date at $0.55 per share based on the quoted price of the stock for a total value of $10,000.

On April 24, 2019, we issued an aggregate of 19,998 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $12,000.

On July 24, 2019, we issued an aggregate of 18,750 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.64 per share based on the quoted price of the stock for a total value of $12,000.

On October 24, 2019, we issued an aggregate of 23,331 shares of common stock to our directors as compensation to them for service on our Board and its committees. These shares were valued on that date at $0.60 per share based on the quoted price of the stock for a total value of $14,000.

On December 18, 2019, we issued an aggregate of 20,688 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.58 per share based on the quoted price of the stock for a total value of $12,000.

On December 31, 2019, we issued an aggregate of 35,000 shares of common stock under the 2015 Equity Incentive Plan to three employees in settlement of accrued salary due to them. These shares were valued on that date at $0.65 per share based on the quoted price of the stock for a total value of $22,750.

On February 12, 2020, we issued an aggregate of 21,048 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.57 per share based on the quoted price of the stock for a total value of $12,000.

Sales of Common Stock

On January 31, 2019, we sold 325,581 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $130,232. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $9,767. Proceeds were used, along with other corporate funds, to pay in full the principal balance, accrued interest and fees due to our lender Mackinac Commercial Credit, LLC.

On March 22, 2019, we sold 232,558 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $93,023. At the same time the investor bought warrants to purchase up to 325,581 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,977.

On May 10, 2019, we sold 523,266 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $209,302. At the same time the investor bought warrants to purchase up to 523,266 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $15,698.

On June 27, 2019, we sold 441,860 shares of common stock in a private placement to PEN Comeback at a per share price of $0.40 for aggregate proceeds of $176,744. At the same time the investor bought warrants to purchase up to 441,860 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires on the earlier of (1) 45 days after the day that Nano Magic shares have been trading at or above 120% of the exercise price for a period of 90 days, or (2) four years from date of issue. Aggregate proceeds from the sales of the warrants were $13,256.

On September 6, 2019, we sold 216,912 shares of common stock in a private placement to PEN Comeback 2, LLC (“PEN Comeback 2”) at a per share price of $0.65 for aggregate proceeds of $140,993. At the same time the investor bought 216,906 warrants to purchase up to 216,906 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $6,507.

On October 9, 2019, we sold an additional 88,235 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $57,353. At the same time the investor bought 88,235 warrants to purchase up to 88,235 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $2,647.

On October 31, 2019, we sold an additional 165,441 shares of common stock in a private placement to PEN Comeback 2 and 15,384 shares of common stock to the Rickert Family, Limited Partnership, all at a per share price of $0.65 for aggregate proceeds of $117,537. At the same time PEN Comeback 2 bought 165,441 warrants to purchase up to 165,441 additional shares and the partnership bought 13 warrants to purchase up to 13 additional shares, all at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $4,963.

On December 10, 2019, we sold an additional 272,059 shares of common stock in a private placement to PEN Comeback 2 at a per share price of $0.65 for aggregate proceeds of $176,838. At the same time the investor bought 272,055 warrants to purchase up to 272,055 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sales of the warrants were $0.03 per warrant for an aggregate of $8,162.

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

On August 12, 2020, Nano Magic Inc. sold to Magic Growth, LLC 461,538 shares of common stock for proceeds of $576,923 and warrants to purchase up to 461,525 shares of common stock for proceeds of $23,079. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share.

On September 14, 2020, Nano Magic Inc. sold to Magic Growth, LLC 130,770 shares of common stock for proceeds of $163,463 and warrants to purchase up to 130,750 shares of common stock for proceeds of $6,537. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share.

All of these sales of stock and warrants were sold in private placements exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock Options

On April 3, 2019, we issued to our CEO and President, Tom Berman, options to purchase up to 550,000 shares of common Stock at a price of $0.55 per share. The options vested over time, each tranche exercisable for 4 years after vesting. Two of the tranches were tied to the bonus under Mr. Berman’s employment agreement. The bonus cap under Mr. Berman’s employment agreement was not reached in 2019, accordingly that tranche of 100,000 option shares was forfeited. Mr. Berman reached the bonus cap for 2020 and the option to purchase that tranche vested. Consequently, the remaining options to purchase up to 450,000 shares were fully vested as of December 31, 2020.

On January 31, 2020 an option grant of 100,000 shares was made under the 2015 Equity Plan to one of our employees. Vesting was based on achieving revenue targets. As of December 31, 2020, half the grant vested based on 2020 revenue and the other half of the grant was forfeited.

The fair value of the options award to Mr. Tom Berman and the options awarded under the 2015 Equity Plan was calculated using the Black-Scholes method. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding. At the end of 2019, 125,000 options were vested and compensation expense related to those options in that year was $59,091; 300,000 options vested during the year ended December 31, 2020 and compensation expense related to them for the year-ending 2020 was $186,612.

Exercise price per option	$0.55-0.65
Fair value per option at grant date	$0.49-0.55
Expected term	5 years
Expected volatility	141-161%
Expected dividend yield	0%
Risk-free interest rate	1.66-1.31%

Stock options outstanding are to purchase common stock. Stock option activities for the years ended December 31, 2020 and 2019 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	559,573	$1.91		$-
Exercised	-
Forfeited or expired	(654,071)	1.23
Granted	550,000	0.55
Balance Outstanding, December 31, 2019	455,502	$1.24		$-
Exercised	-
Forfeited or expired	(52,610)	0.61
Granted	100,000	0.65
Balance Outstanding, December 31, 2020	502,892	$0.89	3.23	$220,000

Exercisable, December 31, 2020	502,892	$0.89	3.23	$220,000

Warrants

As described above, we issued warrants in connection with sales of our common stock. In addition, in connection with the lease for the facility in Michigan effective May 31, 2020, we issued the landlord warrants to purchase up to 410,000 shares of our common stock at a warrant exercise price of $1.50 per share. The warrants are exercisable until the fourth anniversary of the date of the lease. The fair value of the warrants at the date of issuance was $311,718 and is included in the calculation of right-of-use assets.

As of December 31, 2020, there were outstanding and exercisable warrants to purchase 5,443,440 shares of common stock with a weighted average exercise price of $1.59 per share and a weighted average remaining contractual term of 34.1 months.

As of December 31, 2019, there were outstanding and exercisable warrants to purchase 2,817,463 shares of common stock with a weighted average exercise price of $1.50 per share and a weighted average remaining contractual term of 40.2 months.

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan (the “Plan”). The Plan’s purpose is to enable the Company to offer its employees, officers, directors and consultants an opportunity to acquire a proprietary interest in the Company for their contributions. In December 2019, we issued an aggregate of 102,500 shares to employees in settlement of accrued salaries totaling $66,615. In January 2020 we issued an option to purchase 100,000 shares at an exercise price of $0.65 to an employee; vesting for this option was based on revenue targets. Based on our 2020 results, half the option was forfeited.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Income tax provision (benefit) at U.S. statutory rate of 21%	$(164,000)	$(203,000)
Other	-	12,000
Change in valuation allowance	164,000	191,000
Revaluation of deferred tax asset	76,000	-
Revaluation of valuation allowance	(76,000)	-
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Net operating loss carryforward	$2,569,000	$2,247,000
Stock-based compensation	1,000	1,000
Allowance for inventory obsolescence	24,000	125,000
Accrued compensation	6,000	34,000
Other	79,000	32,000
Total deferred tax assets	2,679,000	2,439,000
Valuation allowance	(2,679,000)	(2,439,000)
Net deferred tax assets	$-	-

The estimated net operating loss carryforward was approximately $12,232,000 at December 31, 2020, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards prior to 2017 will expire between 2021 and 2038, while the potential tax benefits arising after 2017 currently have no expiration date.

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

The Company’s 2018, 2019 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of December 31, 2020, the Company has not accrued any amount for litigation contingencies.

NOTE 14 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the years ended December 31, 2020 and 2019 are as follows:

	Product Revenues
	For the Years Ended December 31,
	2020	2019
Customer A	11%	*	%
Customer B	10%	*	%
Total	21%	*	%

	Contract Services Revenues
	For the Years Ended December 31,
	2020	2019
Customer E	47%	46%
Customer F	26%	36%
Customer G	19%	* %
Customer H	* %	17%
Total	92%	99%

*Less than 10%

These customers did not have material accounts receivable balances at December 31, 2020 and 2019. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2020 and 2019, total sales in the United States represent approximately 87% and 83% of total consolidated revenues, respectively. Germany accounted for 10% of total sales during the year ended December 31, 2020. No geographical area outside the United States accounted for more than 10% of total sales during the years ended December 31, 2019.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2020 and 2019 are:

	For the Years Ended December 31,
	2020	2019
Vendor A	48%	*	%
Total	48%	*	%

*Less than 10%

The significant increase in vendor concentrations resulted from the company’s increase in chemical purchases from one supplier for the production of lens care and anti-fog products in the year ended December 31, 2020.

NOTE 15 – STOCK APPRECIATION RIGHTS PLAN

From June 1, 1988, until December 31, 1997, when the plan was terminated, Nano Magic LLC had in place a Stock Appreciation Rights Plan A (the “SAR Plan”), intended to provide employees, directors, members of a technical advisory board and certain independent contractors selected by the Board with equity-like participation in the growth of Nano Magic LLC. The maximum number of stock appreciation rights that could be granted by the Board was 1,000,000. There were 235,782 fully vested stock appreciation rights outstanding under the terms of the SAR Plan at December 31, 2019. On October 20, 2020, the Company entered into an agreement with the holder of substantially all the outstanding stock appreciation rights under which the Company paid cash and issued shares in full settlement of the stock appreciation rights resulting in a reversal or a portion of the accrual on our books. At December 31, 2020, the Company accrued $3,169 related to the cash redemption value associated with the stock appreciation rights then outstanding.

NOTE 16 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2020 and 2019 were the Product segment and the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2020 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2020 and 2019 was as follows:

	For the Years Ended December 31,
	2020	2019
Revenues:
Product segment	$4,075,818	$1,539,191
Contract services segment	683,422	896,819
Total segment and consolidated revenues	$4,759,240	$2,436,010
Cost of revenues:
Products	$2,533,497	$1,200,168
Contract services segment	586,917	911,941
Total segment and consolidated cost of revenues	$3,120,414	$2,112,109

Gross profit (loss):
Product segment	$1,542,321	$339,023
Contract services segment	96,505	(15,122)
Total segment and consolidated gross profit	$1,638,826	$323,901
Gross margin:
Product segment	37.8%	22.0%
Contract services segment	14.1%	-1.7%
Total gross margin	34.4%	13.3%
Segment operating expenses:
Product segment	1,428,849	770,667
Contract services segment	155,673	215,026
Total segment operating expenses	1,584,523	985,693

Income (loss) from operations:
Product segment	$113,471	$(431,644)
Contract services segment	(59,168)	(230,148)
Total segment income (loss)	54,303	(661,792)
Unallocated costs	$(846,499)	(369,291)
Total consolidated income (loss) from operations	$(792,196)	$(1,031,083)

Depreciation and amortization:
Product segment	$36,946	$83,281
Contract services segment	1,663	1,266
Total segment depreciation and amortization	38,609	84,547
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$38,609	$84,547

Capital additions:
Product segment	$303,390	$9,400
Contract services segment	-	1,729
Total segment capital additions	303,390	11,129
Unallocated capital additions	-	-
Total consolidated capital additions	$303,390	$11,129

	December 31, 2020	December 31, 2019
Segment total assets:
Product segment	$4,458,227	$1,132,858
Contract services segment	299,385	176,568
Corporate	33,888	10,661
Total consolidated total assets	$4,791,500	$1,320,087

NOTE 17 - SUBSEQUENT EVENTS

Option to Tom J. Berman, President & CEO

In connection with the three-year extension of the contract with our President & CEO, he was granted an option on March 3, 2021 to purchase up to 2,350,000 shares of common stock at an exercise price of $0.75. Vesting is as follows:

The right to purchase:	Consisting of:	Is vested on:
Tranche 1	150,000 Option Shares	June 30, 2021
Tranche 2	150,000 Option Shares	December 31, 2021
Tranche 3	150,000 Option Shares	June 30, 2022
Tranche 4	150,000 Option Shares	December 31, 2022
Tranche 5	150,000 Option Shares	June 30, 2023
Tranche 6	150,000 Option Shares	December 31, 2023
Tranche 7	Up to 150,000 Option Shares	If the aggregate sales bonus payable for 2021 exceeds $240,000
Tranche 8	Up to 150,000 Option Shares	If the aggregate sales bonus payable for 2022 exceeds $260,000
Tranche 9	Up to 150,000 Option Shares	If the aggregate sales bonus payable for 2023 exceeds $300,000
Tranche 10	Up to 1 million Option Shares	If a profit bonus is payable under the employment contract and the Board determines to pay some or all of it with options, the number vested as determined by the Board

Sales of Common Stock and Derivate Equity Securities

On March 2, 2021, the Company sold to Magic Growth 2 LLC, 769,231 shares of common stock for proceeds of $961,539 and warrants to purchase up to 769,225 shares of common stock for proceeds of $38,461. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. PEN Comeback Management, LLC, owned by Tom J. Berman and Ronald J. Berman, is the sole voting member of Magic Growth 2 LLC.

On March 17, 2021, the Company sold to Magic Growth 2 LLC, 385,231 shares of common stock for proceeds of $481,539 and warrants to purchase up to 385,225 shares of common stock for proceeds of $19,261. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share.

Stock for Services

On March 2, 2021, we issued an aggregate of 37,890 shares of common stock to our directors as compensation to them for service on our Board during 2020. These shares were valued on that date at $0.95 per share based on the quoted price of the stock for a total value of $36,000.

Also on March 2, 2021, we granted an option to Ronald J. Berman as part of his consulting contract entered into on that day. Under the consulting agreement, Mr Berman oversees sales and marketing for Nano Magic LLC and will work on special projects as requested by the President & CEO. His cash compensation is $10,000 per month, with bonuses from 1% to 3% on certain sales. He was also granted an option to purchase up to 100,000 shares at an exercise price of $0.75. Vesting for 75,000 shares is based on sales by Nano Magic LLC in 2021; 12,500 if sales in 2021 are $4 million, with additional tranches of 12,500 shares for each additional $1 million in sales. Vesting for the remaining 25,000 shares will occur if the Company realizes $1 million in EBITDA for 2021. Mr. Berman is a director and is the father of our President, Tom J. Berman.

Pursuant to the agreement entered into on October 20, 2020, with the holder of substantially all the outstanding stock appreciation rights, on March 2, 2021, we issued 5,000 shares of common stock at value of $1.00 in partial settlement of that holder’s stock appreciation rights.

Bank Loan under Paycheck Protection Program

On February 1, 2021, our subsidiary Applied Nanotech obtained a loan from Amegy Bank of Texas for $79,305 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00%. We do not expect to make payments as long as our forgiveness application is filed not later than June 30,2022.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under Rule 13a-15(b) under the Exchange Act. The review conducted for the period ended December 31, 2020, concluded that there were material weaknesses in our disclosure procedures and controls, as there were for the period ended December 31, 2019. In each instance the weakness related to our ability to accomplish our financial reporting within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013 and subsequent guidance prepared by the Commission specifically for smaller public companies. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2020 the Company’s internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We have not had sufficient resources in our accounting function to have segregation of duties so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated our limited resources and our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	Also due to the Company’s limited resources and staffing in the accounting function, management has evaluated the Company’s ability to evaluate and implement new accounting standards and the timely and accurate accounting of complex transactions and new agreements entered into by the Company. After its evaluation, management has concluded that the Company’s ability to implement new standards and limits on its ability to account for complex transactions and new agreements represented a material weakness.

3.	The Company is continuing with the implementation of its new ERP and accounting systems and has not implemented formal controls related to user access and change management controls.

We have taken steps to remediate the weaknesses described above, including by hiring a controller for Nano Magic LLC and training additional employees to handle some accounting functions to improve segregation of duties and to free up accounting personnel to handle more complex matters. We have also implemented a new ERP system that should improve our recording of transactions and make our personnel more efficient. The change-over added some additional complexity to the process for the last quarter of 2020, but that should not recur. We intend to continue to address these weaknesses as resources permit.

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

Name	Age	Position(s)	Serving Since
Ronald J. Berman	64	Director	May 1996
Tom J. Berman	41	Director, President & CEO	October, 2018
Richard Fink	61	President of Applied Nanotech	August, 2014
Lara O’Connor Hodgson	51	Director	May 2021
Jeanne M. Rickert	67	Director and Chief Legal Officer	August 2014
Scott E. Rickert	67	Chairman of the Board	August 2014
Leandro Vera	48	Chief Financial Officer	February 2020
Howard Westerman	68	Director	May 2007

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

Lara O’Connor Hodgson is President and CEO of NOWaccount ® Network Corporation and serves as an Entrepreneur in Residence at Harvard Business School. Prior to founding NOW ® in 2010, Lara co-founded Nourish, a consumer products company in 2008, and Insomnia, LLC, a firm specializing in investment, development, and management of complex and innovative “world-changing” projects. Her background also includes 5 years with Dewberry Capital Corporation, an Atlanta-based commercial real estate development and investment firm, where she served as the company’s Chief Marketing Officer and Chief Operating Officer. Lara received an MBA from the Harvard Business School, and a BS in Aerospace Engineering with highest honors from the Georgia Institute of Technology.

Her operating experience with a consumer products company and understanding of the financial challenges for growing companies will provide valuable input.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2019 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2019, except that Ronald Berman inadvertently filed a late Form 4 in July 2020 reflecting to five purchases in 2018, nine purchases in 2019, and five purchases in 2020.

Code of Ethics

We have adopted a code of ethics (as such term is defined in Item 406 of Regulation S-K) (the “Code of Ethics”) that applies to our executive officers and other employees. A copy of the Code of Ethics will be sent, free of charge, to any person who sends a written request for a copy to Jeanne Rickert, Secretary, Nano Magic Holdings Inc., 31601 Research Park Drive, Madison Heights, MI 48071

Board Leadership Structure and Board’s Role in Risk Oversight

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2020; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2020 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020. Compensation information is shown for the fiscal years ended December 31, 2020 and December 31, 2019.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2020 and fiscal 2019. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2020 and fiscal 2019 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2020.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date.

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)		All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(i)		(j)
Tom J. Berman President & CEO	2020	180,000	200,000	8,000		220,325	(2)	-		608,325
	2019	150,000	-	8,000		59,091		90,600	(3)	307,691
Richard Fink President, Applied Nanotech, Inc.	2020	100,000	2,000	8,750	(4)	-		-		110,750
	2019	104,500	2,400	9,925		-		-		116,525

(1)	All directors are compensated for service on our Board. The compensation in this column for Mr. Berman, reflects awards for service as a Director.
(2)	In 2020, Mr. Berman vested in the right to purchase 350,000 shares under options granted to him in April 2019
(3)	Legal and consulting fees paid to Mr. Berman’s law firm.
(4)	Restricted stock that vested during 2020, valued at the price of the stock on date of grant.

Mr. Fink does not have an employment agreement.

Mr. Berman’s contract was originally from April 1, 2019 through December 31, 2020. In November 2020, the Board acted to extend his contract through 2023. His salary was $12,500 per month in 2019 and increased to $15,000 per month for 2020. Mr. Berman is also earned a cash bonus of 10% of the amount by which revenue at our subsidiary Nano Magic LLC for any calendar quarter of 2019 or 2020 exceeded $450,000, subject to an annual cap on the cash bonus payment of $200,000 for each year. In 2020, Mr. Berman reached the cap on the cash payment for the bonus; accordingly, options to purchase an additional 100,000 shares of stock at a price of $0.55 per share became vested. Mr. Berman did not earn any cash bonus in 2019 and the options associated with the bonus cap in 2019 were forfeited.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2020.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)		(h)	(i)	(j)
Tom J. Berman	450,000	-	-	0.55			(1)	-		-	-	-

Richard Fink	1,062	-	-		(2)		(2)	8,750	(3)	$5,163	-	-

(1)	The option to purchase:	Expires on:
	50,000 Option Shares	April 3, 2023
	75,000 Option Shares	December 31, 2023
	100,000 Option Shares	June 30, 2024
	125,000 Option Shares	December 31, 2024
	100,000 Option Shares	December 31, 2024

(2)	978 options with an exercise price of $79.20 per share expired on January 28, 2021; 42 options with an exercise price of $61.20 per share expire on February 2, 2022 and 42 options with an exercise price of $41.40 per share expire on April 30, 2023.

(3)	Restricted shares that vest ratably on a monthly basis during 2021.

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2020. Amounts paid to Mr. Tom Berman are shown in the summary Compensation Table for named executive officers. All directors were compensated for 2020 with a fee of $2,000 per meeting paid in shares of commons stock. Mr. Lunsford resigned from the Board in May, 2021.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation		Total
Ronald J. Berman	$-	$8,000	-	$212,700	(2)	$220,700
Todd Lunsford	$-	$8,000	-	-		$8,000
Scott E. Rickert	$-	$8,000	-	$19,500	(3)	$27,500
Jeanne M Rickert	$-	$8,000	-	$9,000	(4)	$17,000
Howard Westerman	$-	$8,000	-	-		$8,000

(1)	No option awards were made to Directors in 2020 or 2017. Mr. Berman holds options for 1,744 shares and Mr. Westerman holds options for 1,059 shares from prior period grants.
(2)	Consulting and legal fees paid to Mr. Berman in 2020.
(3)	Consulting fees of $9,000 paid to Mr. Rickert; the balance being repayment of cash advances made to the Company in prior years.
(4)	Consulting fees paid for service as general counsel.

In May 2021, we entered into agreements to provide contractual indemnification and advancement of expenses to the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

See table and related explanations under item 5 above regarding Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of May 20, 2021 with respect to each person who is known to us to be the beneficial owner of more than five percent of our common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class(2)
PEN Comeback, LLC 31601 Research Park Drive Madison Heights, MI 48071	4,028,202		22%
PEN Comeback 2, LLC 31601 Research Park Drive Madison Heights, MI 48071	3,941,129		19%
Magic Growth, LLC 31601 Research Park Drive Madison Heights, MI 48071	1,961,496		10%
Magic Growth 2 LLC 31601 Research Park Drive Madison Heights, MI 48071	2,308,912		12%
Rickert Family, Limited Partnership 9 Diamond Drive Key West, FL 33040	1,564,499		8%
Ronald J. Berman 31601 Research Park Drive Madison Heights, MI 48071	1,035,586	(3)	6	%(4)
Tom J. Berman 31601 Research Park Drive Madison Heights, MI 48071	779,101	(5)	4	%(4)

(1)	Includes warrants that are presently exercisable.

(2)	Percentages assume that all derivative securities presently exercisable or exercisable in the next 60 days have been exercised.

(3)	Mr. Ron Berman owns directly 369,962 shares and options and warrants presently exercisable for 4,244 shares. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

(4)	Mr. Ron Berman and Mr. Tom Berman share equally the voting and dispositive power over the holdings of PEN Comeback, LLC; PEN Comeback 2, LLC; Magic Growth, LLC; and Magic Growth 2 LLC (these four entities, the “Investors”). As a result, their voting control on a fully diluted basis if 66% for Mr. Ron Berman and 68% for Mr. Tom Berman.

(5)	Mr. Tom Berman owns directly 28,062 shares and options and warrants for 552,500 shares exercisable now or in the next 60 days. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

Set forth in the table below is information as of May 18, 2021 with respect to the beneficial ownership of common stock by our directors and Executive Officers.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Economic Percentage Ownership		Voting and Dispositive Power
Ronald J Berman (1) (2)	1,035,586	5%		66%
Tom J. Berman (1) (2)	779,101	4%		68%
Richard Fink (1) (2)	108,271		(5)		(5)
Lara O’Connor Hodgson	-	-		-
Jeanne M. Rickert (3)	566,550	3%			(5)
Scott E. Rickert (3)	583,800	3%		9%	(4)
Leandro Vera	-	-		-
Howard Westerman (1) (2)	249,444	1%			(5)
All directors and officers as a group	3,322,750	18%		71%

(1)	Includes options and warrants held directly by the following individuals that are presently exercisable or exercisable in the next 60 days:

Mr. Ron Berman	4,244
Mr. Tom Berman	552,500
Mr. Richard Fink	1020
Mr. Westerman	1,059

(2)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in PEN Comeback LLC, PEN Comeback 2 LLC or both.

(3)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in Rickert Family, Limited Partnership.

(4)	Includes shares of common stock and warrants presently exercisable over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of securities held by Rickert Family, Limited Partnership in which he does not have a pecuniary interest.

(5)	Ownership represents less than 1%.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Our board has determined that Mr. Westerman is “independent” as defined by the NASDAQ Marketplace rules.

Please refer to Note 10 – “Related Party Transactions” to our Consolidated Financial Statements included in this Report. The information described therein is hereby incorporated by reference under this Item 13.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, UHY for categories of services indicated.

	Years Ended December 31,
Category	2020		2019
Audit Fees		$110,000		$105,000
Audit Related Fees	$		$
Tax Fees		$9,000		$7,100
All Other Fees	$			$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Nano Magic Inc., dated July 2, 2020. (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 2, 2020.

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated March 2, 2021.

3.3	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

4.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

4.2	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.3	Form of Warrant issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.4+	Option dated April 4, 2019 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.5	Registration Rights Agreement, dated September 6, 2019, by and between PEN Inc., and PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.6	Form of Warrant issued to PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.7*	Form of Warrant issued to Magic Growth, LLC and to Magic Growth 2 LLC.

4.8+*	Option dated March 2, 2020 issued to Tom J. Berman

4.9*	Option dated March 2, 2020 issued to Ronald J. Berman

10.1	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.2	Amendment to Commercial Promissory Note dated June 18, 2019, between PEN Brands LLC and KeyBank National Association (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

10.3	Amended and Restated 2002 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).

10.4	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).

10.5	Nanofilm Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.6	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on March 30, 2016).

10.7+*	Nano Magic Holdings Inc. 2021 Equity Incentive Plan

10.8+	Employment Agreement, dated April 3, 2019, between PEN Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.14 of the Company’s form 10-K filed with the Commission on, 2020).

10.9*	U.S Small Business Administration Note, dated May 8, 2020, from Nano Magic LLC to Fifth Third Bank.

10.10+*	Exhibit B executed March 2, 2020 to Employment Agreement dated April 3, 2019, between Nano Magic Inc. and Tom Berman

10.11*	Form of Indemnification and Advancement Agreement between individual directors and Nano Magic Holdings Inc.

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Magic Holdings Inc.
(Registrant)

By:	/s/ Tom J. Berman
Tom J. Berman, President & CEO

Date:	May 28, 2021

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

Signature	Title	Date

/s/ Tom J. Berman	Director, President & CEO	May 28, 2021
Tom J. Berman	(principal executive officer)

/s/ Leandro Vera	Chief Financial Officer	May 28, 2021
Leandro Vera	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	May 28, 2021
Ronald J. Berman

Director
Lara O’Connor Hodgson

/s/ Jeanne Rickert	Director	May 28, 2021
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	May 28, 2021
Scott E. Rickert

Director
Howard Westerman

