Form 10-Q
period 2021-03-31
Nano Magic Holdings Inc.
filed 2021-08-09
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of July 28, 2021, the registrant had 9,657,347 shares of Common Stock issued and outstanding.

Nano Magic Holdings Inc.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUES:

Products	$2,182,446	$241,717
Contract services	128,729	206,457

Total Revenues	2,311,175	$448,174

COST OF REVENUES:
Products	1,131,768	222,818
Contract services	152,430	166,899

Total Cost of Revenues	1,284,198	389,717

GROSS PROFIT	1,026,977	58,457

OPERATING EXPENSES:
Selling and marketing expenses	36,896	11,057
Salaries, wages and related benefits	551,730	144,633
Research and development	1,876	16,652
Professional fees	212,106	124,752
General and administrative expenses	184,582	137,070
Other operating income, net	(336,017)	-
Total Operating Expenses	651,173	434,164

INCOME (LOSS) FROM OPERATIONS	375,804	(375,707)

OTHER EXPENSE:
Interest expense	5,407	2,108

Total Other Expense	5,407	2,108

NET INCOME (LOSS)	$370,397	$(377,815)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,906,219	6,501,208
Diluted	8,906,219	6,501,208

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$2,114,853	$288,134
Investments	10,473	$10,473
Accounts receivable, net	928,201	1,235,069
Inventory, net	970,476	841,694
Prepaid expenses and other current assets	336,798	278,461
Total Current Assets	4,360,801	2,653,831
Operating lease right-of-use assets	1,467,818	1,518,308
Property, plant and equipment, net	612,095	613,471
Other assets	5,890	5,890
Total Assets	$6,446,604	$4,791,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$930,419	$1,136,756
Accounts payable - related parties	-	12,000
Accrued expenses and other current liabilities	300,518	351,075
Current portion of debt	215,964	97,581
Advances from related parties	134,887	145,387
Current portion of operating lease liabilities	150,030	186,898
Contract liabilities	64,703	90,562
Total Current Liabilities	1,796,521	2,020,259
Debt, net of current portion	265,600	178,300
Operating lease liabilities, net of current portion	1,048,435	1,195,521
Total Liabilities	3,110,556	3,394,080

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 9,657,347 and 8,459,995 outstanding at March 31, 2021 and December 31, 2020, respectively	965	846
Additional paid-in capital	11,435,286	9,867,174
Accumulated deficit	(8,100,203)	(8,470,600)
Total Stockholders’ Equity	3,336,048	1,397,420
Total Liabilities and Stockholders’ Equity	$6,446,604	$4,791,500

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	6,222,881	$622	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	956,013	96	621,313	-	621,409

Common stock issued for services	21,048	2	11,998	-	12,000

Stock based compensation	-	-	24,475	-	24,475

Warrants and options on private placement	-	-	37,058	-	37,058

Stock subscription payable	-	-	181,533	-	181,533

Net loss	-	-	-	(377,815)	(377,815)

Balance, March 31, 2020	7,199,942	720	8,118,444	(8,067,360)	51,804

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services and for stock appreciation rights	42,890	4	40,996	-	41,000

Warrants and options on private placement	-	-	57,723	-	57,723

Stock based compensation	-	-	26,431	-	26,431

Net income	-	-	-	370,397	370,397

Balance, March 31, 2021	9,657,347	965	11,435,286	(8,100,203)	3,336,048

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$370,397	$(377,815)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in inventory obsolescence reserve	-	12,566
Depreciation and amortization expense	24,458	(4,841)
Stock-based compensation	67,431	36,475
Change in operating assets and liabilities:
Accounts receivable	306,869	(47,020)
Inventory	(128,783)	(13,950)
Prepaid expenses and other assets	(58,337)	(3,691)
Accounts payable	(206,339)	(32,522)
Operating lease liabilities	3,751	752
Accounts payable - related parties	(12,000)
Customer deposits	-	66,943
Accrued expenses	(50,557)	(36,032)
Deferred revenue	(25,859)	(68,754)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	291,031	(467,889)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22,962)	(1,475)

NET CASH USED IN INVESTING ACTIVITIES	(22,962)	(1,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loan	(10,955)	(10,378)
Proceeds from bank loan	79,305	(3,000)
Proceeds from sale of common stock and warrants	1,500,800	840,000
Repayment of advances from related parties	(10,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,558,650	826,622

NET INCREASE IN CASH	1,826,719	357,258

CASH, beginning of period	288,134	216,801

CASH, end of period	$2,114,853	$574,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$5,407	$2,108

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. The balance sheet at December 31, 2020 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on May 28, 2021.

Going Concern Matters and Management’s Plan

As indicated in the accompanying condensed consolidated financial statements, the Company has positive working capital on March 31, 2021 and at December 31, 2020, including $2,114,853 and $288,134 of cash at March 31, 2021 and December 31, 2020, respectively. The Company had net income of $370,397 for the quarter ended March 31, 2021 and net cash provided by operating activities of $291,031 for the period, but reported a net loss of $781,055 for the year ended December 31, 2020 and negative cash flows from operations of $2,001,004 for the year. The consolidated statements of operations also reflect an increase in Product sales of $1,940,729 or 803% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, Management has considered whether there is substantial doubt about its ability to continue as a going concern in light of the historical operating losses and negative cash flows from operations. Considering the increased sales generating increased revenue, the net income for the first quarter of 2021 and the positive working capital at March 31, 2021 and December 31, 2020, the Company believes that its capital resources are sufficient to maintain its business operations for the next twelve months. Moreover, the Company is implementing a marketing plan under which management projects sales to increase in 2021 and 2022 as compared to 2020 that are expected to contribute additional funds to maintain operations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INVENTORY

At March 31, 2021 and December 31, 2020, inventory consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials	$847,361	$632,055
Work-in-progress	185,590	176,392
Finished goods	52,191	147,913
	1,085,142	956,360
Less: reserve for obsolescence	(114,666)	(114,666)
Inventory, net	$970,476	$841,694

NOTE 3 – FACTORING

The Company participates in a factoring program with NOWaccount ® Network Corporation (“NOW”). At the time of a sale, NOW buys the receivables at a discount, based on the due date and other terms. Cost associated with this program was $3,464 for the period ended March 31, 2021.

NOTE 4 – DEBT

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. At March 31, 2021, the principal amount due under the Equipment Note amounted to $75,242 and is current.

On August 11, 2020, the company entered into a finance lease for furniture that will be used in the new Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time. As of March 31, 2021, the balance on the lease was $49,922; the current and non-current portions were $19,464 and $28,952, respectively.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of March 31, 2021, the balance on the lease was $12,012; the current and non-current portions were $4,654 and $7,358, respectively.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months and are required to make monthly payments of $2,135 during that time. As of March 31, 2021, the balance on the lease was $79,915; the current and non-current portions were $18,432 and $61,483, respectively.

On May 8, 2020, Nano Magic LLC obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly installments of principal and interest in the amount of $7,330. We do not expect to make payments as long as our forgiveness application is filed not later than September 1, 2021. If our application is not timely filed, we will begin making monthly payments. As of March 31, 2021, the balance on the loan was the full principal amount; the current and non-current portions were $98,178 and $32,722, respectively.

On February 1, 2021, our subsidiary Applied Nanotech obtained a loan from Amegy Bank of Texas for $79,305 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00%. We do not expect to make payments as long as our forgiveness application is filed not later than June 30,2022. As of March 31, 2021, the entire loan was  classified as long term debt.

Other Applied Nanotech long term debt was $54,274 as of March 31,2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the period ended March 31, 2021, we paid consulting and legal fees to our director Ronald Berman of $62,600 and commissions of $18,667. During that period Tom J. Berman, a director and officer, was paid salary of $52,500 and sales bonuses of $120,453 during the period. During that period we repaid to Scott Rickert, a director, $10,500 of advances made during prior periods. We also accrued $2,000 in fees for each of the directors during the quarter ended March 31, 2021. For the period ended March 31, 2020, we paid consulting fees to our directors as follows: Ronald Berman $90,000; Scott Rickert $3,000, and Jeanne Rickert $3,000. Tom J. Berman, a director and officer was paid salary of $45,000 during the three-month period in 2020.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP and Magic Growth 2 LLC. These four limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, and 2021. See the subsection on Sales of Stock under Issuances of Common Stock in Note 6.

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

NOTE 6 - STOCKHOLDERS’ EQUITY

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

Common Stock

The rights of each share of common are the same with respect to dividends, distributions and rights upon liquidation. Holders of common stock each have one vote per share in the election of directors and other matters submitted to a vote of the stockholders.

Issuances of Common Stock

Common Stock Issued for Services and Stock Appreciation Rights

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

Sales of Common Stock and Derivative Equity Securities

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

On March 17, 2021, the Company sold to Magic Growth 2 LLC, 385,231 shares of common stock for proceeds of $481,539 and warrants to purchase up to 385,225 shares of common stock for proceeds of $19,260. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share.

In total for the three months ended March 31, 2021, 1,154,462 shares of common stock were sold and issued for $1,443,077. Additionally, 1,154,450 warrants were sold for $57,723.

Stock Options

In connection with the three-year extension of the contract with our President and Chief Executive Officer, he was granted an option on March 3, 2021 to purchase up to 2,350,000 shares of common stock at an exercise price of $0.75. Vesting is as follows:

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

On March 2, 2021, our Board adopted the 2021 Nano Magic 2021 Equity Incentive Plan described below.

Stock options to purchase common stock outstanding at March 31, 2021 include the 87,500 options granted under the 2021 Equity Incentive Plan, and the expiration of 1,022 options. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	502,892	$.89	3.23	220,000
Exercised	-	-	-	-
Issued	2,535,000	$.75	-	-
Expired & forfeited	(51,022)	4.50
Outstanding March 31, 2021	2,986,870	$.75	3.85	$4,500

Exercisable March 31, 2021	473,298	$.75	3.09	$4,500

	March 31, 2021	December 31, 2020
Stock options	2,986,870	502,892
Stock warrants	6,597,890	5,443,440
Total	9,584,760	5,946,332

Net income (loss) per share for common stock is as follows:

Net income (loss) per common share outstanding:	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Common stock	$0.04	$(0.06)

Weighted average shares outstanding:
Total weighted average shares outstanding	8,906,219	6,501,208

Warrants

As of March 31, 2021, there were outstanding and exercisable warrants to purchase 6,597,890 shares of common stock with a weighted average exercise price of $1.66 per share and a weighted average remaining contractual term of 34 months. As of March 31, 2021, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan. On December 31, 2019, we issued an aggregate of 102,500 shares to employees in settlement of accrued salaries totaling $66,615. On January 31, 2020 we granted an option to purchase 100,000 shares to a senior member of the sales team with vesting tied directly to 2020 sales goals. On April 8, 2021, the Board terminated the 2015 Equity Incentive Plan.

2021 Equity Incentive Plan

On March 2, 2021, our Board adopted the 2021 Nano Magic 2021 Equity Incentive Plan (the “Plan”) to allow equity compensation for those who provide services to the Company and to encourage ownership in the Company by personnel whose service to the Company is important to its continued progress, to encourage recipients to act as owners and thereby in the stockholders’ interest and to enable recipients to share in the Company’s success. Initially, 85,000 shares were available for issuance under the Plan and that number of options were also granted to employees on March 2, 2021. On April 8, 2021 the number of shares under the Plan was increased by 2,500, and an additional 2,500 options were granted.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. See Note 9, Subsequent Events, regarding a settlement with a former consultant. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated.

As of March 31, 2021, the Company has not accrued any amount for litigation contingencies.

NOTE 8 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2021 and 2020 were the Product segment and the Contract services segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Revenues:
Product segment	$2,182,446	$241,717
Contract services segment	128,729	206,457
Total segment and consolidated revenues	$2,311,175	$448,174
Cost of revenues:
Products	$1,131,768	$222,818
Contract services segment	152,430	166,899
Total segment and consolidated cost of revenues	$1,284,198	$389,717

Gross profit (loss):
Product segment	$1,050,678	$18,899
Contract services segment	(23,701)	39,558
Total segment and consolidated gross profit	$1,026,977	$58,457
Gross margin:
Product segment	48.1%	7.8%
Contract services segment	(18.4)%	19.2%
Total gross margin	44.4%	13.0%
Segment operating expenses:
Product segment	551,730	242,240
Contract services segment	35,092	45,980
Total segment operating expenses	651,173	288,220

Income (loss) from operations:
Product segment	$434,597	$(223,341)
Contract services segment	(58,793)	(6,422)
Total segment income (loss)	375,804	(229,763)
Unallocated costs	-	(145,944)
Total consolidated income (loss) from operations	$375,804	$(375,707)

Depreciation and amortization:
Product segment	$24,043	$(5,260)
Contract services segment	415	419
Total segment depreciation and amortization	24,458	(4,841)
Unallocated depreciation	-	-
Total consolidated depreciation and amortization	$24,458	$(4,841)

Capital additions:
Product segment	$22,962	$1,475
Contract services segment	-	-
Total segment capital additions	22,962	1,475
Unallocated capital additions	-	-
Total consolidated capital additions	22,962	1,475

	March 31, 2021	March 31, 2020
Segment total assets:
Product segment	$4,735,871	$1,410,252
Contract services segment	366,186	223,819
Corporate	1,344,547	64,192
Total consolidated total assets	$6,446,604	$1,698,263

NOTE 9 - SUBSEQUENT EVENTS

On May 28, 2021, we entered into a settlement and release with a former consultant under which we will pay $15,000 in three monthly instalments commencing on June 1, 2021. On August 3, 2021, we were notified of a collection suit for approximately $23,000 plus financing charges.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.

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

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2021 were (i) the Product Segment and (ii) the Contract services Segment. For the three months ended March 31, 2020, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2021 and 2020.

Comparison of Results of Operations for the Three Months ended March 31, 2021 and 2020

Revenues:

For the three months ended March 31, 2021 and 2020, revenues consisted of the following:

	Three Months Ended March 31,
	2021	2020
Sales:
Product segment	$2,182,446	$241,717
Contract services segment	128,729	206,457
Total segment and consolidated sales	$2,311,175	$448,174

For the three months ended March 31, 2021, sales from the Product segment increased by $1,940,729 or 803% due to increased sales to new customers added in 2020, increased internet sales and stocking orders from several retail customers.

For the three months ended March 31, 2021, sales from the Contract services segment decreased by $77,728 or 38% as compared to the three months ended March 31, 2020 primarily due to completion of major government contracts and lack of new research contracts.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended March 31, 2021, cost of revenues increased by $894,481 or 230% as compared to the three months ended March 31, 2020.

	Three Months Ended March 31,
	2021	2020
Cost of revenues:
Product segment	$1,131,768	$222,818
Contract services segment	152,430	166,899
Total segment and consolidated cost of revenues	$1,284,198	$389,717

Gross profit and gross margin

Gross profit and gross margin by segment are as follows:

	Three Months Ended March 31,
Gross Profit	2021	%	2020	%
Product Segment	$1,050,678	48.1%	$18,899	7.8%
Contract services segment	$(23,701)	(18.4)%	39,558	19.2%
Total gross profit	$1,026,977	44.4%	$58,457	13.0%

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2021, as compared to the comparable 2020 period, the margin in the Product segment increased by $1,031,779 due to product mix, pricing changes and changes in product formulations that improved margin. The margin for the Contract research segment for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 decreased by $63,259 primarily due to completion of government contracts without new or renewal research contracts.

Operating expenses

For the three months ended March 31, 2021, operating expenses increased by $217,009 or 50% compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended March 31,
	2021	2020
Selling and marketing expenses	$36,896	$11,057
Salaries, wages and related benefits	551,730	144,633
Research and development	1,876	16,652
Professional fees	212,106	124,752
General and administrative expenses	184,582	137,070
Other income, net	(336,017)	-
Total	$651,173	$434,164

●	For the three months ended March 31, 2021, selling and marketing expenses increased by $25,839 or 234% as compared to the three months ended March 31, 2020, due to an increase in advertising and trade show displays and expenses.

●	For the three months ended March 31, 2021, salaries, wages and related benefits increased by $407,097 or 281%, as compared to the three months ended March 31, 2020. These increases were attributable to higher management and personnel costs due to temporary labor to timely fill customer orders and hiring to support business growth.

●	For the three months ended March 31, 2021, research and development costs decreased by $14,776 or 89%, as compared to the three months ended March 31, 2020, due to reduced use of outside contractors and reduced product development costs incurred in the current period.

●	For the three months ended March 31, 2021, professional fees increased by $87,354 or 70%, as compared to the three months ended March 31, 2020 due to an increase in the Company’s legal and fundraising expenses.

●

For the three months ended March 31, 2021, general and administrative expenses increased by $45,512 or 35% as compared to the three months ended March 31, 2020, reflecting increased support for the larger business operation.

●	Other income, net for the period ended March 31, 2021 reflects payments received under a settlement agreement based on the counterparty’s sales to certain customers.

Income (loss) from operations

As a result of the factors described above, for the three months ended March 31, 2021, income from operations amounted to $375,804 as compared to a loss of $375,707 for the three months ended March 31, 2020, a change of $751,511 or 200%.

Other non-operating expense (income)

For the three months ended March 31, 2021, other expense was $5,407 as compared to $2,108 for the three months ended March 31, 2020, an increase of $3,299 or 156%.

Net income (loss)

For the three months ended March 31, 2021, net income amounted to $370,397 as compared to a loss of $(377,815) for the three months ended March 31, 2020. For the three-month period the change was $748,212 or 198%

For the three months ended March 31, 2021 and March 31, 2020, net income(loss) amounted to $0.04 per common share (basic and diluted), and $(0.06), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $2,564,280 and $2,114,853 of unrestricted cash as of March 31, 2021 and working capital of $633,572 and $288,134 of unrestricted cash as of December 31, 2020.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to March 31, 2021:

			December 31, 2020 to March 31, 2021
	March 31, 2021	December 31, 2020	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$4,360,801	$2,653,831	$1,706,970	64.32%
Total current liabilities	1,796,521	2,020,259	(228,738)	(11.30)%
Working capital:	$2,564,280	$633,572	$1,930,708	304.73%

The increase in current assets was due in substantial part to an increase in cash as a result of the sale of equity securities. The decrease in current liabilities was due to a reduction in accrued expenses and other current liabilities and to a reduction in the current portion of lease payments.

Net cash provided by operating activities was $291,031 for the three months ended March 31, 2021 as compared to net cash used in operating activities was $(467,889) for the three months ended March 31, 2020, a net change of $758,920 or 162%. Net cash provided by operating activities for the three months ended March 31, 2021 primarily reflected net income of $370,397 adjusted for add-backs of $91,889 and changes in operating assets and liabilities of $(171,255).

Net cash flow used in investing activities was $(22,962) for the three months ended March 31, 2021 and $(1,475) for the three months ended March 31, 2020.

Net cash provided by financing activities was $1,558,650 for the three months ended March 31, 2021 reflecting $1,500,800 in proceeds from sales of common stock and warrants, as compared to $840,000 for the same period in 2020.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2021, the principal amount due under the Equipment Note amounted to $105,551.

On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest.

During the year ended December 31, 2020, we received $105,000 in net proceeds from equipment loans and the bank loan under the Paycheck Protection Program, offset by repayments on loans

Off-Balance Sheet Arrangements

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses identified at December 31, 2020 are still in the process of being addressed as of March 31, 2021.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 3, 2021, we were notified of a collection suit for approximately $23,000 plus financing charges.

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

On March 2, 2021, we also issued an aggregate of 37,890 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.95 per share based on the quoted price of the stock for a total value of $36,000.

On March 17, 2021, the Company sold to Magic Growth 2 LLC, 385,231 shares of common stock for proceeds of $481,539 and warrants to purchase up to 385,225 shares of common stock for proceeds of $19,261. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share.

The sales and issuances of stock and other securities were exempt from registration under Section 4(2) of the Securities Act. Cash proceeds were used for general corporate purposes.

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

Nano Magic Holdings Inc. (Registrant)

Date: August 9, 2021	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: August 9, 2021	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

