Form 10-Q
period 2021-06-30
Nano Magic Holdings Inc.
filed 2021-10-28
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

As of October 15, 2021, the registrant had 9,657,347 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES:
Products	$1,130,397	$908,062	$3,312,843	$1,149,779
Contract services	238,171	244,422	366,900	450,879

Total Revenues	1,368,568	1,152,484	3,679,743	1,600,658

COST OF REVENUES:
Products	499,173	600,781	1,630,941	823,599
Contract services	180,250	155,004	332,680	321,903

Total Cost of Revenues	679,423	755,785	1,963,621	1,145,502

GROSS PROFIT	689,145	396,699	1,716,122	455,156

OPERATING EXPENSES:
Selling and marketing expenses	40,324	4,826	77,220	15,883
Salaries, wages and related benefits	781,602	163,831	1,333,332	308,465
Research and development	7,437	14,383	9,313	31,035
Professional fees	198,419	359,420	410,525	484,172
General and administrative expenses	294,238	136,234	478,820	273,304
Other operating income	(164,521)	-	(500,538)	-

Total Operating Expense, net	1,157,499	678,694	1,808,672	1,112,859

LOSS FROM OPERATIONS	(468,354)	(281,995)	(92,550)	(657,703)

OTHER (EXPENSE) INCOME:
Interest expense	(4,868)	(519)	(10,275)	(2,627)
Miscellaneous (Expense) Income, net	(375)	237	(375)	237

Total Other (Expense) Income	(5,243)	(282)	(10,650)	(2,390)

NET (LOSS)	$(473,597)	$(282,277)	$(103,200)	$(660,093)

NET (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$(0.04)	$(0.01)	$(0.10)
Diluted	$(0.05)	$(0.04)	$(0.01)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,657,347	7,199,942	9,285,956	6,850,643
Diluted	9,657,347	7,199,942	9,285,956	6,850,643

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
	2021	2020

ASSETS

CURRENT ASSETS:
Cash	$1,694,347	$288,134
Investments	10,716	10,473
Accounts receivable, net	549,269	1,235,069
Accounts receivable - related party	1,390	-
Inventory	1,232,688	841,694
Prepaid expenses and contract assets	500,828	278,461
Total Current Assets	3,989,238	2,653,831
Operating lease right-of-use assets	1,415,581	1,518,308
Property, plant and equipment, net	629,538	613,471
Other assets	5,890	5,890
Total Assets	$6,040,247	$4,791,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$933,962	$1,136,756
Accounts payable - related parties	-	12,000
Accrued expenses and other current liabilities	236,042	351,075
Customer deposits	25,508	-
Current portion of debt	317,830	97,581
Advances from related parties	122,887	145,387
Current portion of operating lease liabilities	155,336	186,898
Contract liabilities	-	90,562
Total Current Liabilities	1,791,565	2,020,259
Debt, net of current portion	145,764	178,300
Operating Lease liabilities, net of current portion	1,007,181	1,195,521
Total Liabilities	2,944,510	3,394,080

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 30,000,000 shares authorized; 9,657,347 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	965	846
Additional paid-in capital	11,668,572	9,867,174
Accumulated deficit	(8,573,800)	(8,470,600)
Total Stockholders’ Equity	3,095,737	1,397,420
Total Liabilities and Stockholders’ Equity	$6,040,247	$4,791,500

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2021	9,657,347	$965	$11,435,286	$(8,100,203)	$3,336,048

Stock-based compensation	-	-	233,286	-	233,286

Net loss	-	-	-	(473,597)	(473,597)

Balance, June 30, 2021	9,657,347	$965	$11,668,572	$(8,573,800)	$3,095,737

Balance, March 31, 2020	7,119,942	$720	$8,118,444	$(8,067,361)	$51,803

Stock based compensation	-	-	28,767	-	28,767

Common stock issued for services	-	-	-	-	-

Warrants issued in connection with building lease	-	-	311,718	-	311,718

Net loss	-	-	-	(282,277)	(282,277)

Balance, June 30, 2020	7,199,942	$720	$8,458,929	$(8,349,638)	$110,011

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services	42,890	4	40,996	-	41,000

Warrants, options, and warrant options on private placement	-	-	57,723	-	57,723

Stock based compensation	-	-	259,717	-	259,717

Net Loss	-	-	-	(103,200)	(103,200)

Balance, June 30, 2021	9,657,347	$965	$11,668,572	$(8,573,800)	$3,095,737

Balance, December 31, 2019	6,222,881	$622	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	956,013	96	621,313	-	621,409

Common stock issued for services	21,048	2	11,998	-	12,000

Stock based compensation	-	-	53,242		53,242

Warrants, options, and warrant options on private placement	-	-	37,058	-	37,058

Warrants issued in connection with building lease	-	-	311,718		311,718

Stock subscription payable	-	-	181,533		181,533

Net loss	-	-	-	(660,093)	(660,093)

Balance, June 30, 2020	7,199,942	$720	$8,458,929	$(8,349,638)	$110,011

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,200)	$(660,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	75,000	86,121
Depreciation and amortization expense	51,290	8,062
Bad debt expense	-	4,000
Stock-based compensation	300,836	65,242
Change in operating assets and liabilities:
Accounts receivable	685,800	(381,180)
Accounts receivable - related party	(1,390)	-
Inventory	(465,993)	(7,523)
Prepaid expenses and contract assets	(222,367)	(152,636)
Accounts payable	(323,222)	228,207
Operating lease liabilities	32,809	78
Customer deposits	24,748	5,701
Accrued expenses	(6,485)	21,393
Contract liabilities	(90,562)	(162,123)

NET CASH USED BY OPERATING ACTIVITIES	(42,736)	(944,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Net activity on CD investments	(243)	(237)
Capitalized lease cost	-	(311,718)
Purchases of property, plant and equipment	(62,640)	(4,596)

NET CASH USED BY INVESTING ACTIVITIES	(62,883)	(316,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank lines of credit	-	(10,378)
Advances from related parties	(22,500)	-
Proceeds from bank loans	79,305	130,900
Proceeds from sale of common stock and warrants	1,500,800	1,151,718
Repayment of debt	(45,773)	(4,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,511,832	1,268,240

NET INCREASE IN CASH	1,406,213	6,938

CASH, beginning of year	288,134	216,801

CASH, end of period	$1,694,347	$223,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$10,275	$2,627

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. The balance sheet at December 31, 2020 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on May 28, 2021.

Going Concern Matters and Management’s Plan

As indicated in the accompanying condensed consolidated financial statements, the company has positive working capital on June 30, 2021 and at December 31, 2020, including $1,694,347 and $288,134 of cash at June 30, 2021 and December 31, 2020, respectively. The company had cash used by operations of $42,736 for the six-months ended June 30, 2021, and a net loss of $103,200 for the period and a net loss of $781,055 and negative cash flows from operations of $2,001,044 for the year ended December 31, 2020. The consolidated statement of operations also reflects an increase in Product sales of $2,163,064 or 188% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Management has considered whether there is substantial doubt about its ability to continue as a going concern in light of the operating losses and historical negative cash flows from operations. Considering the increased sales generating increased revenue, the cash flow for the first two quarters of 2021 and the positive working capital at June 30, 2021 and December 31, 2020, the Company believes that its capital resources are sufficient to maintain its business operations for the next twelve months. Moreover, the Company is implementing a marketing plan under which management projects sales to increase in 2021 and 2022 as compared to 2020 that are expected to contribute additional funds to maintain operations.

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

NOTE 2 – INVENTORY

At June 30, 2021 and December 31, 2020, inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$994,224	$632,055
Work-in-progress	76,788	176,392
Finished goods	351,341	147,913
	1,422,353	956,360
Less: reserve for obsolescence	(189,665)	(114,666)
Inventory, net	$1,232,688	$841,694

NOTE 3 – FACTORING

Since September 1, 2020, The Company has participated in a factoring program with NOWaccount ® Network Corporation (“NOW”). At the time of a sale, NOW buys the receivables at a discount, based on the due date and other terms. Costs associated with this program were $5,593 and $9,057 for the three-month and six-month periods ended June 30, 2021, respectively.

NOTE 4 – DEBT

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. At June 30, 2021, the principal amount due under the Equipment Note amounted to $64,042 and is current.

On May 8, 2020, Nano Magic LLC obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly instalments of principal and interest in the amount of $7,330. As of June 30, 2021, the balance on the loan was the full principal amount and is current.

On August 11, 2020, the company entered into a finance lease for furniture. We financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of June 30, 2021, the balance on the lease was $44,116; the current and non-current portions were $19,980 and $24,136 respectively.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of June 30, 2021, the balance on the lease was $10,493; the current and non-current portions were $4,709 and $5,784, respectively.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of June 30, 2021, the balance on the lease was $75,174; the current and non-current portions were $18,894 and $56,280, respectively.

On February 1, 2021, our subsidiary Applied Nanotech obtained a loan from Amegy Bank of Texas for $79,305 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00%. As of June 30, 2021, the balance on the loan was the full principal amount and is current

Other Applied Nanotech long term debt was $54,893 as of June 30, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the three month and six-month periods ended June 30, 2021, we accrued $12,000 each period in fees for each of the directors. In August, pursuant to authorization granted by the Board in May, we entered into indemnification agreements with our directors.

Other compensation paid to directors was:

	Three Months ended June 30,			Six Months ended June 30,
	2021		2020	2021		2020
Ronald J. Berman	$45,094		$47,700	$107,694		$139,700
Tom J. Berman	$93,546	*	$45,000	$266,499	+	$92,000	*
Jeanne M Rickert	$-		$3,000	$-		$6,000
Scott E. Rickert	$12,000	++	$3,000	$22,500	++	$6,000

+	Salary and bonus paid under employment agreement.
*	Indicates amount paid as salary
++	Repayment of advances made to the Company

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

In total for the six months ended June 30, 2021, 1,154,462 shares of common stock were sold and issued for $1,443,077. Additionally, 1,154,450 warrants were sold for $57,723.

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

On March 2, 2021, we granted an option to Ronald J. Berman as part of his consulting contract entered into on that day. Under the consulting agreement, Mr. Berman oversees sales and marketing for Nano Magic LLC and will work on special projects as requested by the President & CEO. His cash compensation is $10,000 per month, with bonuses from 1% to 3% on certain sales. He was also granted an option to purchase up to 100,000 shares at an exercise price of $0.75. Vesting for 75,000 shares is based on sales by Nano Magic LLC in 2021; 12,500 if sales in 2021 are $4 million, with additional tranches of 12,500 shares for each additional $1 million in sales. Vesting for the remaining 25,000 shares will occur if the Company realizes $1 million in EBITDA for 2021. Mr. Berman is a director and is the father of our President, Tom J. Berman.

On March 2, 2021, our Board adopted the 2021 Nano Magic 2021 Equity Incentive Plan described below.

Stock options to purchase common stock outstanding at June 30, 2021 include the 87,500 options granted under the 2021 Equity Incentive Plan, and the expiration of 1,022 options. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	502,892	$0.89	3.23		220,000
Exercised	-	-	-		-
Issued	2,637,500	$0.75	-		-
Expired & forfeited	(1,022)	80.21
Outstanding June 30, 2021	3,139,370	$0.75	5.48	$

Exercisable June 30, 2021	679,449	$0.74	3.21	$

	June 30, 2021	December 31, 2020
Stock options	3,139,370	502,892
Stock warrants	6,597,890	5,443,440
Total	9,737,260	5,946,332

Warrants

As of June 30, 2021, there were outstanding and exercisable warrants to purchase 6,597,890 shares of common stock with a weighted average exercise price of $1.66 per share and a weighted average remaining contractual term of 31 months. As of June 30, 2021, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

2021 Equity Incentive Plan

On March 2, 2021, our Board adopted the 2021 Nano Magic 2021 Equity Incentive Plan (the “Plan”) to allow equity compensation for those who provide services to the Company and to encourage ownership in the Company by personnel whose service to the Company is important to its continued progress, to encourage recipients to act as owners and thereby in the stockholders’ interest and to enable recipients to share in the Company’s success. Initially, 85,000 shares were available for issuance under the Plan and that number of options were also granted to employees on March 2, 2021. On April 8, 2021 the number of shares under the Plan was increased by 2,500, and an additional 2,500 options were granted. On June 21, 2021 an additional 200,000 shares were made available for issuance under the Plan and options for 100,000 shares were granted, but subsequently forfeited.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. On May 28, 2021, we entered into a settlement and release with a former consultant under which we will pay $15,000 in three monthly installments commencing on June 1, 2021.

As of June 30, 2021 we were not a defendant in any proceedings. See Note 9, Subsequent Events, regarding a collection suit previously reported that is settled. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated.

As of June 30, 2021, the Company has not accrued any amount for litigation contingencies.

NOTE 8 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended June 30, 2021 and 2020 were the Product segment and the Contract services segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product segment	$1,130,397	$908,062	$3,312,843	$1,149,779
Contract services segment	238,171	244,422	366,900	450,879
Total segment and consolidated revenues	$1,368,568	$1,152,484	$3,679,743	$1,600,658
Cost of revenues:
Products	$499,173	$600,781	$1,630,941	$823,599
Contract services segment	180,250	155,004	332,680	321,903
Total segment and consolidated cost of revenues	$679,423	$755,785	$1,963,621	$1,145,502

Gross profit:
Product segment	$631,224	$307,281	$1,681,902	$326,180
Contract services segment	57,921	89,418	34,220	128,976
Total segment and consolidated gross profit	$689,145	$396,699	$1,716,122	$455,156
Gross margin:
Product segment	55.8%	33.8%	50.8%	28.4%
Contract services segment	24.3%	36.6%	9.3%	28.6%
Total gross margin	50.4%	34.4%	46.6%	28.4%
Segment operating expenses:
Product segment	$1,108,667	$645,570	$1,724,747	$1,034,755
Contract services segment	48,832	32,124	83,924	78,104
Total segment operating expenses	$1,157,499	$678,694	$1,808,672	$1,112,859

(Loss) income from operations:
Product segment	$(477,443)	$(339,289)	$(42,845)	$(708,575)
Contract services segment	9,089	57,294	(49,705)	50,872
Total segment (loss) income	(468,354)	(281,995)	(92,550)	(657,703)
Total consolidated (loss) income from operations	$(468,354)	$(281,995)	$(92,550)	$(657,703)

Depreciation and amortization:
Product segment	$26,417	$12,488	$50,460	$7,228
Contract services segment	415	415	830	834
Total segment depreciation and amortization	26,832	12,903	51,290	8,062
Unallocated depreciation	-	-	-	-
Total consolidated depreciation and amortization	$26,832	$12,903	$51,290	$8,062

Capital additions:
Product segment	$39,678	$3,121	$62,640	$4,596
Contract services segment	-	-	-	-
Total segment capital additions	49,678	3,121	62,640	4,596
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$39,678	$3,121	$62,640	$4,596

	June 30, 2021	June 30, 2020
Segment total assets:
Product segment	$4,584,061	$1,792,175
Contract services segment	1,456,186	218,789
Total consolidated total assets	$6,040,247	$2,010,964

NOTE 9 - SUBSEQUENT EVENTS

The reduction in mask wearing as a result of the waning of the COVID-19- restrictions as well as the ability for more of the population to be outside during the summer months, drove a drop in sales of anti-fog products that continued into the third quarter. Other effects of the pandemic that affect business generally, for example, labor shortages, also affect us, making it harder for us to hire for both production and salaried positions. Supply chain disruptions also continue, leading to continued long lead times to get materials as well as on-going cost increases.

On August 3, 2021, we were notified of a collection suit for approximately $23,000 plus financing charges. We agreed to a negotiated settlement of the matter in August and the case was dismissed with prejudice on September 1, 2021.

On August 6, 2021 we completed the loan forgiveness application with Fifth Third Bank for the Paycheck Protection Plan loan we received through that bank. On August 11, 2021 we were notified by Amegy Bank that the Small Business Administration had reviewed our loan forgiveness application filed earlier and that the entire amount of the loan to Applied Nanotech Inc. was forgiven.

On August 10, 2021 we issued the option to purchase up to 100,000 shares that had been approved by the Board in May, 2021 in connection with a consulting agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes, and markets consumer and industrial products enabled by nanotechnology that solve everyday problems for customers in the optical, transportation, military, sports and safety industries. Our primary business is the formulation, marketing and sale of products enabled by nanotechnology including the ULTRA CLARITY brand eyeglass cleaner, CLARITY DEFOGIT brand defogging products and CLARITY ULTRASEAL nanocoating products for glass and ceramics. We also sell an environmentally friendly surface protector, fortifier, and cleaner. Our design center conducts development services for us and for government and private customers and develops and sells printable inks and pastes, thermal management materials, and graphene foils and windows.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and six months ended June 30, 2021 were (i) the Product Segment and (ii) the Contract services Segment. For the three and six months ended June 30, 2020, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended June 30, 2021 and 2020.

Comparison of Results of Operations for the Three Months ended June 30, 2021 and 2020

Revenues:

For the three and six months ended June 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product segment	$1,130,397	$908,062	$3,312,843	$1,149,779
Contract services segment	238,171	244,422	366,900	450,879
Total consolidated revenue	$1,368,568	$1,152,484	$3,679,743	$1,600,658

For the three months ended June 30, 2021, sales from the Product segment increased by $222,335 or 24% as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021 revenue from the Product segment increased by $2,163,064 or 188%, as compared to the six months ended June 30, 2020. The increases were due to increased sales to new customers added in 2020, increased internet sales and new retail customers.

For the three months ended June 30, 2021, sales from the Contract services segment decreased by $6,251 or 3% as compared to the three months ended June 30, 2020 primarily due to less funding under government research contracts. For the six months ended June 30, 2021 revenue from the Contract services segment decreased by $83,979 or 19%, as compared to the six months ended June 30, 2020.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended June 30, 2021, cost of revenues decreased by $76,362 or 10% as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, cost of revenues increased by $818,119 or 71% as compared to the three months ended June 30, 2020. These changes are reflected in the chart that follows. We have seen some price increases and shortages for some of our raw materials and packaging as a result of the COVID-19 pandemic, but thus far we have been able to obtain adequate supply.

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Cost of revenues:
Product segment	$499,173	$600,781	$1,630,941	$823,599
Contract services segment	180,250	155,004	332,680	321,903
Total segment and consolidated cost of revenues	$679,423	$755,785	$1,963,621	$1,145,502

Gross profit and gross margin

For the three months ended June 30, 2021, gross profit increased by $292,446 or 74%. For the six months ended June 30, 2021, gross profit increased by $1,260,966 or 277%. Gross profit and gross margin by segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	%	2020	%	2021	%	2020	%
Gross profit:
Product segment *	$631,224	55.8%	307,281	33.8%	$1,681,902	50.8%	326,180	28.4%
Contract services segment *	$57,921	24.3%	89,418	36.6%	$34,220	9.3%	128,976	28.6%
Total gross profit	$689,145	50.4%	396,699	34.4%	1,716,122	46.6%	455,156	28.4%

* Gross margin   % based on respective segments revenues.

For the three months ended June 30, 2021, as compared to the comparable 2020 period, the gross profit in the Product segment increased by $323,943 or 105%. Similarly, for the six months period gross profit increased $1,355,722 or 416% for the period ended June 30, 2021, as compared to the six months ended June 30, 2020. For the three- and six-month periods the increases were due to product mix, pricing changes and changes in product formulations that improved margin. The gross profit for the Contract research segment for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 decreased by $31,497 and $94,756, or 35% and 73%, respectively. The changes in the Contract research segment were primarily due to completion of government contracts without new or renewal research contracts.

Operating expenses

For the three months ended June 30, 2021, operating expenses increased by $478,805 or 71% compared to the three months ended June 30, 2020. Similarly, for the six months period operating expenses increased by $685,813 or 61% for the period ended June 30, 2021, as compared to the six months ended June 30, 2020. For the three and six months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling and marketing expenses	$40,324	$4,826	$77,220	$15,883
Salaries, wages and related benefits	781,602	163,831	1,333,332	308,464
Research and development	7,437	14,383	9,313	31,035
Professional fees	198,419	359,420	410,525	484,172
General and administrative expenses	294,238	136,234	478,820	273,304
Other income, net	(164,521)	-	(500,538)	-
Total	$1,157,499	$678,694	$1,808,672	$1,122,859

●	For the three months ended June 30, 2021, selling and marketing expenses increased by $35,498 or 736% as compared to the three months ended June 30, 2020, due to increased advertising, sales consultants and trade show expenses. For the six months ended June 30, 2021, selling and marketing expenses increased by $61,337 or 386% as compared to the six months ended June 30, 2020, due to the foregoing factors.

●	For the three months ended June 30, 2021, salaries, wages and related benefits increased by $617,771 or 377%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, salaries, wages and related benefits increased by $1,024,867 or 332%, as compared to the six-months ended June 30, 2020. These increases for the six-month period were $259,717 for equity compensation expenses, and the balance was higher management and personnel costs.

●	For the three months ended June 30, 2021, research and development costs decreased by $6,946 or 48%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, research and development costs decreased by $21,722 or 70%, as compared to the six months ended June 30, 2020. For the three-month and six-month periods, the changes were due to reduced use of outside contractors in 2021.

●	For the three months ended June 30, 2021, professional fees decreased by $161,001 or 45%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, professional fees decreased by $73,647 or 15%, as compared to the six months ended June 30, 2020. The changes for both the three-month and six-month periods were due to significant outside legal expenses incurred in 2020.

●

For the three months ended June 30, 2021, general and administrative expenses increased by $158,004 or 116% as compared to the three months ended June 30, 2020, For the six months ended June 30, 2021, general and administrative expenses increased by $205,516 or 75% as compared to the six months ended June 30, 2020, reflecting subscriptions for new software tools, consulting fees for software implementation and increased general overhead to support the larger business operation.

●	Other operating income for the period ended June 30, 2021 reflects payments received under a settlement agreement based on the counterparty’s sales to certain customers.

Loss (income) from operations

As a result of the factors described above, for the three months ended June 30, 2021, loss from operations amounted to $468,354 as compared to a loss of $281,995 for the three months ended June 30, 2020, a change of $186,077 or 66%. For the six months ended June 30, 2021, loss from operations amounted to $92,550 as compared to a loss of $657,703 for the six months ended June 30, 2020, an improvement of $556,153 or 84%.

Other non-operating expense (income)

For the three months ended June 30, 2021, other expense was $5,243 as compared to $282 for the three months ended June 30, 2020, an increase of $4,961 or 1,759%. For the six months ended June 30, 2021, other expense was $10,650 as compared to $2,390 for the six months ended June 30, 2020, an increase of $8,260 or 346%. The change was primarily due to increased interest expense for financing leases.

Net loss (income)

For the three months ended June 30, 2021, net loss amounted to $473,597 as compared to a loss of $282,277 for the three months ended June 30, 2020. For the six months ended June 30, 2021, net loss amounted to $103,200 as compared to a loss of $660,093 for the six months ended June 30, 2020. For the three-month period and the six-month period, the change was $(191,320) or 68% and $556,893 or 84%, respectively.

For the three months ended June 30, 2021 and June 30, 2020, net loss amounted to $(0.05) per common share (basic and diluted), and $(0.04), respectively. For the six months ended June 30, 2021 and June 30, 2020, net (loss) amounted to $(0.01) per common share (basic and diluted), and $(0.10), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $2,197,673 and $1,694,347 of unrestricted cash as of June 30, 2021 and working capital of $633,572 and $288,134 of unrestricted cash as of December 31, 2020.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to June 30, 2021:

			December 31, 2020 to June 30, 2021
	June 30, 2021	December 31, 2020	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$3,989,238	$2,653,831	$1,335,407	50.32%
Total current liabilities	1,791,565	2,020,259	(228,694)	(11.32)%
Working capital:	$2,197,673	$633,572	$1,564,101	246.87%

The increase in current assets was due in substantial part to an increase in cash as a result of the sale of equity securities. The decrease in current liabilities was due to a reduction in accrued expenses and other current liabilities and to a reduction in the current portion of lease payments.

Net cash used by operating activities was $(42,736) for the six months ended June 30, 2021 as compared to net cash used in operating activities of $(944,751) for the six months ended June 30, 2020, a net change of $902,015 or 95%. Net cash used by operating activities for the six months ended June 30, 2021 primarily resulted from net loss of $(103,200) adjusted for add-backs of $427,126 and changes in operating assets and liabilities of $(366,662).

Net cash flow used by investing activities was $(62,883) for the six months ended June 30, 2021 and $(316,551) for the six months ended June 30, 2020.

Net cash provided by financing activities was $1,511,832 for the six months ended June 30, 2021 reflecting $1,500,800 in proceeds from sales of common stock and warrants, as compared to net cash provided of $1,268,240 for the same period in 2020.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At June 30, 2021, the principal amount due under the Equipment Note amounted to $64,042.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses identified at December 31, 2020 are still in the process of being addressed as of June 30, 2021.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 3, 2021, we were notified of a collection suit for approximately $23,000 plus financing charges. We agreed to a negotiated settlement of the matter in August and the case was dismissed with prejudice on September 1, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Form of Indemnification and Advancement Agreement with directors

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Magic Holdings Inc. (Registrant)

Date: October 28, 2021	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: October 28, 2021	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

