Form 10-Q
period 2021-09-30
Nano Magic Holdings Inc.
filed 2021-11-19
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-11602

NANO MAGIC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1598792
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

As of November 9, 2021, the registrant had 9,657,347 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES:

Products	$621,116	$983,628	$3,933,959	$2,133,407
Contract services	70,601	117,219	437,501	568,098

Total Revenues	691,717	1,100,847	4,371,460	2,701,505

COST OF REVENUES:
Products	579,066	541,272	2,210,007	1,364,870
Contract services	84,377	132,663	417,057	454,566

Total Cost of Revenues	663,443	673,935	2,627,064	1,819,436

GROSS PROFIT	28,274	426,912	1,744,396	882,069

OTHER OPERATING INCOME	51,571	-	552,109	-

OPERATING EXPENSES:
Selling and marketing expenses	59,203	9,032	136,423	24,915
Salaries, wages and related benefits	485,033	184,675	1,818,365	493,139
Research and development	2,482	22,383	11,795	53,418
Professional fees	196,257	145,140	606,782	629,313
General and administrative expenses	169,709	176,062	648,529	449,367

Total Operating Expense	912,684	537,292	3,221,894	1,650,152

LOSS FROM OPERATIONS	(832,839)	(110,380)	(925,389)	(768,083)

OTHER INCOME (EXPENSE):
Loan forgiveness	79,305	-	79,305	-
Interest expense	(4,357)	(685)	(14,632)	(3,312)
Miscellaneous income (expense), net	322	455	(53)	692

Total Other Income (Expense)	75,270	(230)	64,620	(2,620)

NET LOSS	$(757,569)	$(110,610)	$(860,769)	$(770,703)

NET LOSS PER COMMON SHARE:
Basic	$(0.08)	$(0.01)	$(0.09)	$(0.11)
Diluted	$(0.08)	$(0.01)	$(0.09)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,657,347	7,487,260	9,411,574	7,255,244
Diluted	9,657,347	7,487,260	9,411,574	7,255,244

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$1,014,971	$288,134
Investments	10,716	10,473
Accounts receivable, net	224,927	1,235,069
Accounts receivable - related party	1,390	-
Inventory, net	1,279,134	841,694
Prepaid expenses and contract assets	482,262	278,461
Total Current Assets	3,013,400	2,653,831
Operating lease right-of-use assets	1,363,132	1,518,308
Property, plant and equipment, net	639,690	613,471
Other assets	5,890	5,890
Total Assets	$5,022,112	$4,791,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$715,259	$1,136,756
Accounts payable - related parties	-	12,000
Accrued expenses and other current liabilities	157,068	351,075
Customer deposits	52,968	-
Current portion of debt	226,196	97,581
Advances from related parties	107,887	145,387
Current portion of operating lease liabilities	160,751	186,898
Contract liabilities	43,286	90,562
Total Current Liabilities	1,463,415	2,020,259
Debt, net of current portion	129,925	178,300
Operating lease liabilities, net of current portion	965,603	1,195,521
Total Liabilities	2,558,943	3,394,080

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock: $0.0001 par value, 30,000,000 shares authorized; 9,657,347 and 8,459,995 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	965	846
Additional paid-in capital	11,793,573	9,867,174
Accumulated deficit	(9,331,369)	(8,470,600)
Total Stockholders’ Equity	2,463,169	1,397,420
Total Liabilities and Stockholders’ Equity	$5,022,112	$4,791,500

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2021	9,657,347	$965	$11,668,572	$(8,573,800)	$3,095,737

Stock based compensation	-	-	125,001	-	125,001

Net loss	-	-	-	(757,569)	(757,569)

Balance, September 30, 2021	9,657,347	$965	$11,793,573	$(9,331,369)	$2,463,169

Balance, June 30, 2020	7,199,942	$720	$8,458,929	$(8,349,638)	$110,011

Common stock issued for cash, net of issuance costs	1,260,053	126	1,225,837	-	1,225,963

Warrants, options, and warrant options on private placement	-	-	49,038	-	49,038

Stock based compensation	-	-	39,178	-	39,178

Net loss	-	-	-	(110,610)	(110,610)

Balance, September 30, 2020	8,459,995	$846	$9,772,982	$(8,460,248)	$1,313,580

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services	42,890	4	40,996	-	41,000

Warrants , options, and warrant options on private placement	-	-	57,723	-	57,723

Stock based compensation	-	-	384,718	-	384,718

Net loss	-	-	-	(860,769)	(860,769)

Balance, September 30, 2021	9,657,347	$965	$11,793,573	$(9,331,369)	$2,463,169

Balance, December 31, 2019	6,222,881	$622	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	2,216,066	222	2,028,684	-	2,028,906

Common stock issued for services	21,048	2	11,998	-	12,000

Stock based compensation	-	-	92,420		92,420

Warrants , options, and warrant options on private placement	-	-	86,095	-	86,095

Warrants issued in connection with building lease	-	-	311,718		311,718

Stock subscription payable	-	-	-

Net loss	-	-	-	(770,703)	(770,703)

Balance, September 30, 2020	8,459,995	$846	$9,772,982	$(8,460,248)	$1,313,580

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(860,769)	$(770,703)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in inventory obsolescence reserve	75,000	(152,020)
Depreciation and amortization expense	78,365	41,150
Gain on sale of property, plant and equipment, net	-	(450)
Gain on forgiveness of loan	(79,305)	-
Bad debt expense	-	10,053
Stock-based compensation	430,718	104,420
Change in operating assets and liabilities:
Accounts receivable	1,010,142	(378,141)
Accounts receivable - related party	(1,390)	-
Inventory	(512,440)	(179,444)
Prepaid expenses and contract assets	(203,803)	(125,884)
Accounts payable	(529,925)	(16,207)
Accounts payable - related party	(12,000)	(4,000)
Operating lease liabilities	49,095	513,213
Customer deposits	52,208	3,682
Accrued expenses	(89,816)	140,258
Contract liabilities	(47,276)	(100,597)

NET CASH USED BY OPERATING ACTIVITIES	(641,196)	(914,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of bank loans	-	(237)
Net activity CD investments	(243)
Lease incentive receivable	-	(400,000)
Capitalized lease cost	-	(311,718)
Construction in progress	-	(178,676)
Purchases of property, plant and equipment	(104,584)	(46,514)

NET CASH USED BY INVESTING ACTIVITIES	(104,827)	(937,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank lines of credit	-	-
Repayment of bank loans	-	(20,868)
Proceeds from bank loans	79,305	132,593
Proceeds from sale of common stock and warrants	1,500,800	2,426,718
Repayment of advances from related parties	(37,500)	-
Repayment of debt	(69,745)	(4,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,472,860	2,534,443

NET INCREASE IN CASH	726,837	682,628

CASH, beginning of year	288,134	216,801

CASH, end of period	$1,014,971	$899,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period:
Interest	$14,632	$3,312

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. The balance sheet at December 31, 2020 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on May 28, 2021.

Going Concern Matters and Management’s Plan

As indicated in the accompanying condensed consolidated financial statements, the company has positive working capital on September 30, 2021 and at December 31, 2020, including $1,014,971 and $288,134 of cash at September 30, 2021 and December 31, 2020, respectively. The company had cash used by operations of $641,196 for the nine-months ended September 30, 2021, and a net loss of $860,769 for the period and a net loss of $781,055 and negative cash flows from operations of $2,001,044 for the year ended December 31, 2020. The consolidated statement of operations also reflects an increase in Product sales of $1,800,552 or 84% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Management has considered whether there is substantial doubt about its ability to continue as a going concern in light of the operating losses and historical negative cash flows from operations. Considering the increased sales generating increased revenue, the cash flow for the first three quarters of 2021 and the positive working capital at September 30, 2021 and December 31, 2020, the Company believes that its capital resources and anticipated financing are sufficient to maintain its business operations for the next twelve months. Moreover, the Company is implementing a marketing plan under which management projects sales to increase in 2021 and 2022 as compared to 2020 that are expected to contribute additional funds to maintain operations.

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

NOTE 2 – INVENTORY

At September 30, 2021 and December 31, 2020, inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$1,051,140	$632,055
Work-in-progress	81,431	176,392
Finished goods	336,229	147,913
	1,468,800	956,360
Less: reserve for obsolescence	(189,666)	(114,666)
Inventory, net	$1,279,134	$841,694

NOTE 3 – FACTORING

Since September 1, 2020, The Company has participated in a factoring program with NOWaccount ® Network Corporation (“NOW”). At the time of a sale, NOW buys the receivables at a discount, based on the due date and other terms. Costs associated with this program were $1,451 and $10,511 for the three-month and nine-month periods ended September 30, 2021, respectively.

NOTE 4 – DEBT

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. At September 30, 2021, the principal amount due under the Equipment Note amounted to $52,991 and is current.

On May 8, 2020, Nano Magic LLC obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan bears interest at 1.00% and is payable in monthly instalments of principal and interest in the amount of $7,330. On August 6, 2021 we completed the loan forgiveness application with Fifth Third Bank for the Paycheck Protection Plan loan we received through that bank. As of September 30, 2021, the balance on the loan was the full principal amount and is current. On November 9, 2021 we were notified by Fifth Third Bank that the Small Business Administration had reviewed our loan forgiveness application filed earlier and that the entire amount of the loan to Nano Magic LLC was forgiven.

On August 11, 2020, the company entered into a finance lease for furniture. We financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of September 30, 2021, the balance on the lease was $39,316; the current and non-current portions were $20,509 and $18,807 respectively.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of September 30, 2021, the balance on the lease was $8,948; the current and non-current portions were $3,971 and $4,977, respectively.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of September 30, 2021, the balance on the lease was $69,083; the current and non-current portions were $17,825 and $51,258, respectively.

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

Other Applied Nanotech long term debt was $54,883 as of September 30, 2021.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2021, we accrued $12,000 in fees for each of the directors for second and third quarter board meetings. We did not have a board meeting in the first quarter of 2021. In August, pursuant to authorization granted by the Board in May, we entered into indemnification agreements with our directors.

Other compensation paid to directors as salary, bonus, and/or consulting fees was:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Ronald J. Berman	$30,000	$39,000	$137,693	$176,700
Tom J. Berman	$35,207	$75,764	$304,704	$165,764
Jeanne M Rickert	$-	$3,000	$-	$7,000
Scott E. Rickert	$-	$3,000	$-	$7,000

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

In total for the nine months ended September 30, 2021, 1,154,462 shares of common stock were sold and issued for $1,443,077. Additionally, 1,154,450 warrants were sold for $57,723.

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

On March 2, 2021, our Board adopted the Nano Magic 2021 Equity Incentive Plan described below.

On August 10, 2021 we issued the option to purchase up to 100,000 shares that had been approved by the Board in May, 2021 in connection with a consulting agreement. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	502,892	$0.89	3.25	220,000
Exercised	-	-		-
Issued	2,737,500	0.80		-
Forfeited (unvested)	(101,697)	0.75		-
Expired (vested)	(1,550)	77.41		-
Outstanding September 30, 2021	3,137,145	$0.77	5.18	$-

Exercisable September 30, 2021	711,958	$0.72	2.96	$-

	September 30, 2021	December 31, 2020
Stock options	3,137,145	502,892
Stock warrants	6,597,178	5,443,440
Total	9,734,323	5,946,332

Warrants

As of September 30, 2021, there were outstanding and exercisable warrants to purchase 6,597,178 shares of common stock with a weighted average exercise price of $1.66 per share and a weighted average remaining contractual term of 28 months. As of September 30, 2021, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

As of September 30, 2021 we were not a defendant in any proceedings. On August 3, 2021, we were notified of a collection suit for approximately $23,000 plus financing charges. We agreed to a negotiated settlement of the matter in August and the case was dismissed with prejudice on September 1, 2021. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated.

As of September 30, 2021, the Company has not accrued any amount for litigation contingencies.

NOTE 8 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended September 30, 2021 and 2020 were the Product segment and the Contract services segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product segment	$621,116	$983,628	$3,933,959	$2,133,407
Contract services segment	70,601	117,219	437,501	568,098
Total segment and consolidated revenues	$691,717	$1,100,847	$4,371,460	$2,701,505
Cost of revenues:
Products	$579,066	$541,272	$2,210,007	$1,364,870
Contract services segment	84,377	132,663	417,057	454,566
Total segment and consolidated cost of revenues	$663,443	$673,935	$2,627,064	$1,819,436

Gross profit (loss):
Product segment	$42,050	$442,356	$1,723,952	$768,537
Contract services segment	(13,776)	(15,444)	20,444	113,532
Total segment and consolidated gross profit	$28,274	$426,912	$1,744,396	$882,069
Gross margin:
Product segment	6.8%	45.0%	43.8%	36.0%
Contract services segment	-19.5%	-13.2%	4.7%	20.0%
Total gross margin	4.1%	38.8%	39.9%	32.7%
Segment operating expenses:
Product segment, net	$818,674	$497,311	$2,543,421	$1,532,067
Contract services segment	42,440	39,981	126,364	118,085
Total segment operating expenses, net	$861,114	$537,292	$2,669,785	$1,650,152

Loss from operations:
Product segment	$(776,623)	$(54,955)	$(819,469)	$(763,529)
Contract services segment	(56,216)	(55,425)	(105,920)	(4,554)
Total segment loss	(832,839)	(110,380)	(925,389)	(768,083)
Total consolidated loss from operations	$(832,839)	$(110,380)	$(925,389)	$(768,083)

Depreciation and amortization:
Product segment	$26,785	$33,922	$77,245	$41,150
Contract services segment	290	(834)	1,120	-
Total segment depreciation and amortization	$27,075	$33,088	$78,365	$41,150
Total consolidated depreciation and amortization	$27,075	$33,088	$78,365	$41,150

Capital additions:
Product segment	$41,944	$41,919	$104,584	$46,514
Contract services segment	-	-	-	-
Total segment capital additions	$41,944	$41,919	$104,584	$46,514
Total consolidated capital additions	$41,944	$41,919	$104,584	$46,514

	September 30, 2021	September 30, 2020
Segment total assets:
Product segment	$3,733,955	$4,021,587
Contract services segment	1,288,157	244,101
Total consolidated total assets	$5,022,112	$4,265,688

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes, and markets consumer and industrial products enabled by nanotechnology that solve everyday problems for customers in the optical, transportation, military, sports and safety industries. Our primary business is the formulation, marketing and sale of products enabled by nanotechnology including Nano Magic branded products and Ultra Clarity brand eyeglass cleaner, Clarity Defogit brand defogging products and Force field nanocoating products for glass and ceramics. Our design center conducts development services for us and for government and private customers and develops and sells printable inks and pastes, thermal management materials, and graphene foils and windows.

COVID-19 concerns continue to drive mask wearing. As the marketplace has recognized that anti-fog products can be effective, we have seen a significant rise in competition which has slowed sales increases. Other effects of the pandemic that affect business generally, for example, labor shortages, also affect us, making it harder for us to hire for both production and salaried positions. Supply chain disruptions also continue, leading to continued long lead times to get materials as well as on-going cost increases. We have also noted that our customers are changing their order patterns and this makes orders to us less predictable.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three and nine months ended September 30, 2021 were (i) the Product Segment and (ii) the Contract services Segment. For the three and nine months ended September 30, 2020, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2021 and 2020.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2021 and 2020

Revenues:

For the three and nine months ended September 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product segment	$621,116	$983,628	$3,933,959	$2,133,407
Contract services segment	70,601	117,219	437,501	568,098
Total consolidated revenue	$691,717	$1,100,847	$4,371,460	$2,701,505

For the three months ended September 30, 2021, sales from the Product segment decreased by $362,512 or 37% as compared to the three months ended September 30, 2020 because of strong antifog sales in 2020. For the nine months ended September 30, 2021 revenue from the Product segment increased by $1,800,552 or 84%, as compared to the nine months ended September 30, 2020. The increases were due to increased sales to new customers added in 2020, increased internet sales and new retail customers.

For the three months ended September 30, 2021, sales from the Contract services segment decreased by $46,618 or 40% as compared to the three months ended September 30, 2020 primarily due to less funding under government and private research contracts. For the nine months ended September 30, 2021 revenue from the Contract services segment decreased by $130,597 or 23%, as compared to the nine months ended September 30, 2020.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended September 30, 2021, cost of revenues decreased by $10,492 or 2% as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, cost of revenues increased by $807,628 or 44% as compared to the three months ended September 30, 2020. These changes are reflected in the chart that follows. We have seen some price increases and shortages for some of our raw materials and packaging as a result of the COVID-19 pandemic, but thus far we have been able to obtain adequate supply.

	Three Months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenues:
Product segment	$579,066	$541,272	$2,210,007	$1,364,870
Contract services segment	84,377	132,663	417,057	454,566
Total segment & consolidated cost of revenues	$663,443	$673,935	$2,627,064	$1,819,436

Gross profit and gross margin

For the three months ended September 30, 2021, gross profit decreased by $398,638 or 93%. For the nine months ended September 30, 2021, gross profit increased by $862,327 or 98%. Gross profit and gross margin by segment are as follows:

	Three Months Ended September 30,				Nine months Ended September 30,
	2021	%	2020	%	2021	%	2020	%
Gross profit:
Product segment *	$42,050	6.8%	$442,356	45.0%	$1,723,952	43.8%	$768.536	36.0%
Contract services segment *	(13,776)	(19.5)%	(15,444)	(13.3)%	20,444	4.7%	113,532	20.0%
Total gross profit	$28,274	4.1%	$426,912	38.8%	$1,744,396	39.9%	$882,069	32.7%

* Gross margin % based on respective segments revenues.

For the three months ended September 30, 2021, as compared to the comparable 2020 period, the gross profit in the Product segment decreased by $400,306 or 90% because of lower sales volume. For the nine months period gross profit increased $955,415 or 124% for the period ended September 30, 2021, as compared to the nine months ended September 30, 2020. For the three- and nine-month periods the changes were due to product mix and higher volumes. The gross profit for the Contract research segment for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 increased by $1,668 or 11% and decreased by $93,088 or 82% for the nine months ended September 30, 2021 The changes in the Contract research segment were primarily due to completion of government contracts without new or renewal research contracts.

Operating expenses

For the three months ended September 30, 2021, operating expenses increased by $375,392 or 70% compared to the three months ended September 30, 2020. Similarly, for the nine months period operating expenses increased by $1,571,742 or 95% for the period ended September 30, 2021, as compared to the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Selling and marketing expenses	$59,203	$9,032	$136,423	$24,915
Salaries, wages and related benefits	485,033	184,675	1,718,737	493,139
Research and development	2,482	22,383	11,795	53,418
Professional fees	196,257	145,140	606,782	629,313
General and administrative expenses	169,709	176,062	748,157	449,367
Total	$912,684	$537,292	$3,221,894	$1,650,152

●	For the three months ended September 30, 2021, selling and marketing expenses increased by $50,171 or 555% as compared to the three months ended September 30, 2020, due to increased advertising, sales consultants and trade show expenses. For the nine months ended September 30, 2021, selling and marketing expenses increased by $111,508 or 448% as compared to the nine months ended September 30, 2020, due to the foregoing factors.

●	For the three months ended September 30, 2021, salaries, wages and related benefits increased by $300,358 or 163%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, salaries, wages and related benefits increased by $1,225,598 or 249%, as compared to the nine-months ended September 30, 2020. These increases for the nine-month period included $384,717 for equity compensation expenses, as well as increased personnel due to an effective doubling of the workforce.

●	For the three months ended September 30, 2021, research and development costs decreased by $19,901 or 89%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, research and development costs decreased by $41,623 or 78%, as compared to the nine months ended September 30, 2020. For the three-month and nine-month periods, the changes were due to reduced use of outside contractors in 2021.

●	For the three months ended September 30, 2021, professional fees increased by $51,117 or 35%, as compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, professional fees decreased by $22,531 or 4%, as compared to the nine months ended September 30, 2020. For the quarter ended September 30, 2021, the increase was due in large part to legal and consulting fees. The decrease for the nine-month period was due to significant outside legal expenses incurred in 2020.

●	For the three months ended September 30, 2021, general and administrative expenses decreased by $6,353 or 4% as compared to the three months ended September 30, 2020, due in part to moving costs incurred in 2020. For the nine months ended September 30, 2021, general and administrative expenses increased by $298,790 or 66% as compared to the nine months ended September 30, 2020, due primarily to costs of software, IT systems and lease costs.

Loss (income) from operations

As a result of the factors described above, for the three months ended September 30, 2021, loss from operations amounted to $832,839 as compared to a loss of $110,380 for the three months ended September 30, 2020, a change of $772,460 or 655%. For the nine months ended September 30, 2021, loss from operations amounted to $925,389 as compared to a loss of $768,083 for the nine months ended September 30, 2020, a change of $157,306 or 20%.

Other non-operating income (expense)

For the three months ended September 30, 2021, other income was $75,270 as compared to expense of $230 for the three months ended September 30, 2020, an improvement of $75,500 or 32,826%. For the nine months ended September 30, 2021, other income was $64,620 as compared to expense of $2,620 for the nine months ended September 30, 2020, an improvement of $67,240 or 2,566%. The change was primarily due to forgiveness of a Paycheck Protection Plan Loan in the amount of $79,305.

Net loss (income)

For the three months ended September 30, 2021, net loss amounted to $757,569 as compared to a loss of $110,610 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net loss amounted to $860,769 as compared to a loss of $770,703 for the nine months ended September 30, 2020. For the three-month period and the nine-month period, the change was $646,959 or 585% and $90,066 or 12%, respectively.

For the three months ended September 30, 2021 and September 30, 2020, net loss amounted to $(0.08) per common share (basic and diluted), and $(0.01), respectively. For the nine months ended September 30, 2021 and September 30, 2020, net (loss) amounted to $(0.09) per common share (basic and diluted), and $(0.11), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $1,549,985 and $1,014,971 of unrestricted cash as of September 30, 2021 and working capital of $633,572 and $288,134 of unrestricted cash as of December 31, 2020.

The following table sets forth a summary of changes in our working capital from December 31, 2020 to September 30, 2021:

			December 31, 2020 to September 30, 2021
	September 30, 2021	December 31, 2020	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$3,013,400	$2,653,831	$359,569	13.55%
Total current liabilities	1,463,415	2,020,259	(556,844)	(27.56)%
Working capital:	$1,549,985	$633,572	$916,413	144.64%

The increase in current assets was due in part to an increase in cash as a result of the sale of equity securities. The decrease in current liabilities was due to a reduction in accrued expenses and other current liabilities and to a reduction in the current portion of lease payments.

Net cash used by operating activities was $641,196 for the nine months ended September 30, 2021 as compared to net cash used in operating activities of $914,670 for the nine months ended September 30, 2020, a net change of $273,474 or 30%. Net cash used by operating activities for the nine months ended September 30, 2021 primarily resulted from net loss of $860,769 adjusted for add-backs of $504,778 and changes in operating assets and liabilities of $285,205.

Net cash flow used by investing activities was $104,827 for the nine months ended September 30, 2021 and $937,145 for the nine months ended September 30, 2020.

Net cash provided by financing activities was $1,472,860 for the nine months ended September 30, 2021 reflecting $1,500,800 in proceeds from sales of common stock and warrants, as compared to net cash provided of $2,534,443 for the same period in 2020.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At September 30, 2021, the principal amount due under the Equipment Note amounted to $52,991.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses identified at December 31, 2020 are still in the process of being addressed as of September 30, 2021.

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

Nano Magic Holdings Inc. (Registrant)

Date: November 19, 2021	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: November 19, 2021	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

