Form 10-K
period 2021-12-31
Nano Magic Holdings Inc.
filed 2022-03-30
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTCQB system on June 30, 2021 of $1.25, was approximately $1,125,970.

As of March 28, 2022, the registrant had 10,077,681 shares of common stock issued and outstanding.

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

Our principal operating segments coincide with our different business activities. Our two reportable segments for the years ended December 31, 2021 and 2020 were (i) the Product segment and (ii) the Contract Services segment.

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

Our consumer products are primarily customized cleaning and protection solutions. With respect to our consumer products, we strive to create segment leading brands for solutions that are sustainable, of high quality, and that are both easy and safe to apply. Recently we introduced a new product that combines antifog and cleaning into one for convenience for our users. This, and other products can be used on eyeglasses, safety goggles and glasses, extreme sport glasses, goggles and visors. Our solutions are also packaged for use on electronic screens, windows, mirrors, shower doors, and other similar clear surfaces along with the cleaning of everyday household surfaces. We have also expanded into the auto care sector with Force Field® windshield protection. This product creates a non-stick, super water repellent protective barrier — like a force field — to protect the windshield against rain, bugs, and salt. The coating solution is easy-to-apply and improves visibility and safety while driving.

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

In addition to our surface treatment products, we sell metallic inks and pastes to a variety of customers around the world. The submicron particles in our formulations are compatible with the nozzles used in digital printing, including 3D printing. Certain products based on nano-copper are available only outside Asia under agreements with our former research partner Ishihara Chemical Company, Ltd., that has exclusive rights in Asia to patents developed under research contracts with them. Other copper products that we sell are available worldwide.

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

Marketing and Distribution

We sell our Nano Magic branded consumer products directly to consumers and retailers in the United States and through a distributor in Canada. Direct-to-consumer sales are through our website, nanomagic.com, on Amazon and other online marketplaces. We also have products in pharmacies, and big box retailers. Sales to big box retailers also include private label products under the retailers’ names. Some of our products are incorporated into our customer’s branded products. We continue direct sales to opticians and ophthalmologists.

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

Competition

Products sold into the optical segment, which has historically been our core sales channel, have a small number of significant competitors. Our products are known to be the “benchmark” products in these segments and generally outperform those of our competitors. Some of our products in these segments do compete for certain customers or certain applications against lower-priced, traditional materials. Most of the companies selling products into these market segments are privately-held U.S. packaging or catalog companies. Examples in the U.S. include Hilco Accessories, California Accessories, and Amcon Laboratories. Internationally, the catalog company, Prosben, Inc., from the Peoples Republic of China is a competitor. These companies are not selling direct to consumer or in big box retail and pharmacies. Optical company, Carl Zeiss, sells its branded optical products in big box retail in those chains where it has optical stores.

In the nano-coating products area or the anti-fog product line we are not aware of any competitive products that we believe match our product performance or processing characteristics. With the COVID-19 pandemic and fogging caused by increased use of masks, other companies have made more of an effort to sell anti-fog products and there were new entrants into this market, but no company has a significant portion of the market.

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

Apart from the disruption affecting all manufacturing businesses as a result of the COVID-19 pandemic, some of the raw materials and bottles used to produce our liquid products are used to produce hand sanitizer and other cleaning product that were in high demand during the pandemic and some of our raw materials and packaging became harder to find due to the COVID-19 pandemic, but we were able to obtain what we needed for our operations. With some suppliers we have moved to blanket purchase orders and have seen some price increases, but this has not disrupted operations.

Key Customers

A limited number of key customers historically accounted for a majority of our revenue in the Product segment. The company re-built its customer base in 2021 and 2020 with the addition of new sales channels. In 2021 four customers represented 52% of Product revenue, and in 2020, two customers represented 21% of Product revenue. A limited number of customers constitute substantially all of our Contract services segment. In 2021, two customers provided 100% of revenue in the Contract services segment and, in 2020, three customers represented 92% of revenue in that segment.

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

Contract Services Segment

Our Contract services segment functions as the Innovation and Technology Center for our new products as well as performing work for government agencies and private strategic partners. Formerly called the research and development segment, this segment has moved away from areas of research that do not involve product development, especially government contracts that required us to fund part of the research cost. This segment is involved in development work under contract for government and private entities. The Center is also a resource for proof of concepts and prototypes for proposed Nano Magic products. Our work generally falls under one of three technology platforms:

●	Printed sensors;

●	Printed electronics; and

●	Submicron particle formulations and materials for health and safety products.

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

Nanoelectronics Applications – Inks and Pastes

Metallic Inks & Pastes

Copper Inks - New digital and additive manufacturing processes allow industries to move from the design process directly to the production line. We believe that only submicron particles are capable of producing inks that are compatible with the nozzles used in digital printing.

Other metallic inks – Our technology and development work in conductive inks also resulted in inks and pastes using nickel, copper-nickel alloy, silver, indium, and aluminum. Research partners who funded some of our work using silver and aluminum have exclusive rights to certain products for solar applications. We are not restricted in using products for other applications, and we can sell into the solar field our products that do not infringe those specific patents.

These different inks can be used in printed electronics as well as printed sensors.

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

Methane gas detectors that we developed for use in the natural gas industry under funding from the Northeast Gas Association have achieved UL 1484 certification for Residential Gas Detectors. In 2018, the Northeast Gas Association completed a field test and reliability study of these sensors. The results have led to further work to improve the performance of these detectors beyond the UL 1484 standards. Northeast Gas Association has told us that they have a commercialization partner. Following that, in 2020 we reached agreement with the Northeast Gas Association to license to our background intellectual property pursuant to which we will be entitled to a percentage of revenue from any commercial sales through March 31, 2028. It is our understanding that the Northeast Gas Association is not presently working to commercialize its sensor technology.

Submicron Particle Formulations and Materials for Health and Safety Applications

Using our experience with metallic inks and our prior work with carbon nanotube composites we developed a new graphene foil that is used by institutional customers who make nuclear pharmaceuticals for medical imaging applications. We have developed mountings for the foil and have developed foils that include both carbon nanotubes and graphene for longer life in cyclotron applications. We have built on this experience to develop targets to be used by customers in this industry.

Related to the Company’s contract services revenue, three customers accounted for 100% and 92% of contract services revenue in 2021 and 2020, respectively. All three of those customers were government entities in 2021 and 2020.

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

Government Contracts

A portion of our revenue in the Contract services segment consists of reimbursement of expenditures under U.S. government contracts. Our revenue from government contracts was $376,105 and $683,422 for the years ended December 31, 2021 and 2020, respectively. These reimbursements represented all or a portion of the costs associated with such contracts. As of December 31, 2021, we had one government contract in process that had approximately $90,762 of potential revenue yet to be recognized. Government contracts are subject to delays and risk of cancellation. Also, in the ordinary course of business, government contractors generally are subject to audits and reviews by government agencies. These audits and reviews involve review of a contractor’s performance on its contracts, as well as its pricing practices, the costs incurred and compliance with all laws, regulations and standards. We have been audited by the government, with no material changes, and we do not expect the results of any government audit to have a significant effect on our operations or our financial statements.

Research and Development

Research and development drive our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $34,875 for the year ended December 31, 2021. Research and development costs were $56,816 for 2020. This represented approximately 0.9% and 2.2% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes branding and packaging, development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

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

Employees

As of December 31, 2021, we had 35 full-time employees. Our employees are valued team members and are important to our growth and success. This is especially true given our relatively small size. By cross-training so that individuals can master a number of different tasks, we try to create a more challenging work environment and minimize disruption in the case of absence or employee departures. We strive to provide a positive work environment emphasizing a positive attitude, team work and ethical behavior. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

General information about the Company can be found on our website, www.nanomagic.com

Item 1A. Risk Factors

COVID-19 has disrupted the global economy and Nano Magic’s supply chain and the long-term effects of the pandemic cannot be predicted.

The COVID-19 pandemic and government orders imposed restrictions and disrupted the U.S. and global economies. The duration of the disruption and the short and long-term effects of new and changing requirements and new consumer and business behaviors are impossible to predict.

Nano Magic experienced increased demand for its anti-fog product as a result of the pandemic. It is unknown whether demand will remain high once the effects of the pandemic are blunted by the availability of new vaccines. Similarly, the staying power of new entrants who took advantage of the demand is unknown.

The long-term effect of the pandemic on the supply chain, raw materials supply and pricing, the distribution of Nano Magic products, and changes in consumer behavior as a result of the pandemic experience cannot be foreseen.

Supply chain disruption and sales growth can put additional strain on our need for working capital.

Disruption in the supply chain from COVID-19 has caused us to see some higher prices and longer lead times. To assure supply, Nano Magic must order materials with longer lead times, increasing the time between its down payments to vendors and the time when Nano Magic can realize a sale. Increased order volume and increased sales require that Nano Magic buy larger quantities of raw material inventory and packaging materials. Sales growth also increases its need for working capital, as Nano Magic must pay for the materials before it can see the increased revenue from customers. Similarly, labor must be paid for before the revenue is realized. This can create a greater need for growth capital when funds are already curtailed by Nano Magic’s operating losses.

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

Nano Magic has placed a number of Nano Magic branded products in pharmacies and big box retailers. Developing customer loyalty and brand awareness takes time. The time frame could be shortened if Nano Magic had greater resources for marketing and advertising.

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

Our facilities, as well as the facilities of third-parties that provide or maintain, or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. If business continuity and disaster recovery plans of ours or of a third-party provider prove to be inadequate in preventing the loss of data or service interruptions, this could cause further disruptions to our operations or damages to important systems or facilities or damage to our computer hardware or systems or those of our employees, or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future.

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

Nano Magic is working to accomplish a commercial launch of a new cleaning product based on its patented technology. Other Nano Magic products have not been subject to regulations administered by the EPA. Compliance with EPA requirements may involve significant product testing and qualification — and take time and money — and new and changed regulations require monitoring on an ongoing basis. In addition, other government regulations apply to consumer sales. Nano Magic does not presently have staff responsible for regulatory approvals and compliance and will need to build that capacity or hire outside consultants. How this will impact time to commercial launch and the cost of compliance, both to accomplish launch and on an ongoing basis, are unknown.

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

Some of Nano Magic’s technology development is in its early stages and the viability of commercial products is unknown.

Some applications of Nano Magic’s intellectual property, and certain products that use these technologies, will require significant additional development, engineering, testing and investment prior to commercialization. Unknowns include: whether commercially viable products can be developed; the size of the potential customer base; the resources required to develop, test, standardize, manufacture, market, distribute and sell these potential products. Evaluating the potential of a product under development is a matter of judgment, and errors in judgment relating to products Nano Magic is developing would reduce the resources available for other potential products and delay commercialization which would adversely affect Nano Magic’s results of operations and may require Nano Magic to seek additional capital that may not be available on acceptable terms, if at all.

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

Approximately 84% of the outstanding common stock is owned or controlled by Nano Magic’s present officers and directors. Certain provisions of Nano Magic’s organizational documents could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of Nano Magic’s common stock. For example, the amended and restated certificate of incorporation and amended and restated by-laws will:

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

Even before the trading suspension (described above), there was little trading of Nano Magic common stock. At present, Nano Magic stock trades in the grey market. As a result, an investor may not be able to sell Nano Magic common stock at the time that the investor would like to sell. Furthermore, if a stock is thinly traded, then any sale may depress the market price.

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

As a public company, Nano Magic has legal, accounting, administrative and other costs and expenses that burden its profit As a reporting company under the Exchange Act, Nano Magic is required to file annual, quarterly and current reports with respect to its business and financial condition, and proxy and other information statements, and is subject to the rules and regulations implemented by the Commission, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and accounting pronouncements and standards of the Public Company Accounting Oversight Board, each of which imposes additional reporting and other obligations on public companies.

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

		High	Low

2020	First Quarter	$2.25	$0.57
	Second Quarter	$2.40	$0.85
	Third Quarter	$2.00	$0.50
	Fourth Quarter	$1.00	$0.30

2021	First Quarter	$1.00	$0.0151
	Second Quarter	$1.00	$0.0005
	Third Quarter	$.002	$0.0001
	Fourth Quarter	$1.50	$0.0001

As of March 14, 2022, the closing sale price for our common stock as reported on the OTCQB system was $0.20 per share. As of that date, there were approximately 357 shareholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 3,460 shareholders.

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

Because the SEC has not yet ruled on the Company’s challenge to the trading suspension, on February 14, 2022, the Company filed a petition for a writ of mandamus with the Unites States Court of Appeals for the District of Columbia asking the Court to order the SEC to rule on the Company’s petition filed back in May 2020.

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

Recent Issuance of Unregistered Securities

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

On February 16, 2021, the Company sold to Magic Growth 2 LLC, 769,231 shares of common stock for proceeds of $961,538 and warrants to purchase up to 769,225 shares of common stock for proceeds of $38,463. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. PEN Comeback Management, LLC, owned by Tom J. Berman and Ronald J. Berman, is the sole voting member of Magic Growth 2 LLC.

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

On December 15, 2021, we issued an aggregate of 45,333 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.75 per share for a total value of $34,000.

On January 7, 2022, and again on February 14, 2022, the Company sold to several investors an aggregate of $200,000 convertible promissory notes due March 31, 2025. Issued at face value, the notes bear interest at 8% per annum, payable quarterly in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On January 11, 2022, the Company sold to Magic Growth 3 LLC 222,223 shares of common stock for proceeds of $388,890 and warrants to purchase up to 222,195 shares of common stock for proceeds of $11,110. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

On February 22, 2022, the Company sold to Magic Growth 3 LLC 152,778 shares of common stock for proceeds of $267,362 and warrants to purchase up to 152,770 shares of common stock for proceeds of $7,638. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

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

On March 2, 2021, we granted an option to Ronald J. Berman as part of his consulting contract entered into on that day. Under the consulting agreement, as amended, Mr. Berman oversees sales and marketing for Nano Magic LLC and will work on special projects as requested by the President & CEO. His cash compensation is $10,000 per month, with bonuses from 1% to 3% on certain sales. He was also granted an option to purchase up to 100,000 shares at an exercise price of $0.75. Vesting for 75,000 shares is based on sales by Nano Magic LLC in 2021; 12,500 if sales in 2021 are $4 million, with additional tranches of 12,500 shares for each additional $1 million in sales. Vesting for the remaining 25,000 shares will occur if the Company realizes $1 million in EBITDA for 2021. Mr. Berman is a director and is the father of our President, Tom J. Berman.

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

Equity Compensation Plan Information

The table below sets out as of December 31, 2021 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and the number of securities remaining available for future issuance under the plan (other than the securities to be issued upon the exercise of the outstanding options, warrants and rights) (column (c)).

Plan (none of which have been approved by security holders)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2021 Equity Incentive Plan	172,500	1.47	187,020
2002 and 2012 Equity Compensation Plans (1)	1,202	31.10	-
2015 Equity Incentive Plan (2)	50,000	0.65	-
Option granted to Tom J. Berman (3)	450,000	0.55	-
Option granted to Tom J. Berman (3)	2,350,000	0.75	-
Option granted to Ronald Berman (3)	100,000	0.75	-
Total	3,123,702	0.77	-

(1)	The 2002 Equity Compensation Plan was approved by a majority of the shareholders casting votes at each of the 2010, 2008, and 2007 annual meetings of shareholders. However, since less than 50% of the shares eligible to vote cast votes at each meeting, the plan does not fall into the category of plans approved by shareholders under SEC rules. The 2002 Equity Compensation Plan expired in March 2012 and no future options can be granted under the plan. In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. The Board has terminated the 2012 Equity Compensation Plan and no new grants can be made under this Plan.

(2)	The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. During 2020, 50,000 options were granted under the Plan. In 2021, the Board terminated the 2015 Equity Plan and no new grants can be made under this Plan.

(3)	The options granted to Tom J. Berman and Ronald Berman are not granted under any equity plan.

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

Apart from the disruption affecting all manufacturing businesses, some of the raw materials and bottles used to produce our liquid products are used to produce hand sanitizer and other cleaning product that are in high demand and some of our raw materials and packaging were harder to find at several points during 2020 due to the COVID-19 pandemic. However, shortages did not continue, and we have been able to obtain adequate supply. As the pandemic has continued, lead times are significantly extended and costs of raw materials and shipping are up significantly. The increased use of face masks and other personal protective equipment as a result of the pandemic created additional demand for our antifog product in 2020 and the first half of 2021. The increased demand caused a number of new participants to start selling antifog product that hurt our sales. As mask mandates are ending, we are seeing demand fall off. We continue to see progress in our efforts to place Nano Magic products in big box retail and secured several national big box retail placements. However, these customers are also suffering from supply chain disruptions and their focus on their core business is delaying roll-out of some of our solutions.

Our principal operating segments coincide with the types of products to be sold. The Company’s two reportable segments for the years ended December 31, 2021 and 2020 were (i) the Product segment and (ii) the Contract services segment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2021 and 2020.

Comparison of Results of Operations for the Year Ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and 2020, revenues consisted of the following:

	Year Ended December 31,
	2021	2020
Revenues:
Product segment	$4,663,508	$4,075,818
Contract services segment	376,105	683,422
Total segment and consolidated sales	$5,039,613	$4,759,240

For the year ended December 31, 2021, sales from the Product segment increased by $587,690, or 14%, as compared to the year ended December 31, 2020. In 2020 and in the first half of 2021, sales of anti-fog solutions drove revenue. We continue to work to increase sales of our Nano Magic branded solutions by direct sales to consumers, especially using the internet, and are expanding by placing products with pharmacies, big box stores and other retailer outlets. Revenue opportunities from those solutions is delayed by the logistics and other supply chain issues those customers are facing in their business.

For the year ended December 31, 2021, revenues of our Contract services segment decreased by $307,317 or 45% as compared to the year ended December 31, 2020. This reflects completion of work under government contracts without new contracts to replace them. We have submitted proposals for funding of other projects and expect, in the ordinary course of business, that some of those proposals will be funded and new contracts will replace those that have been concluded.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including costs related to government and private contracts in our Contract services segment.

For the year ended December 31, 2021, cost of revenues increased by $246,886, or 8%. These consisted of the following:

	Year Ended December 31,
	2021	2020
Cost of revenues:
Product segment	$2,798,698	$2,514,119
Contract services segment	549,224	586,917
Total segment and consolidated cost of revenues	$3,347,922	$3,101,036

Gross profit and gross margin

For the year ended December 31, 2021, gross profit amounted to $1,691,691 as compared to $1,658,204 for the year ended December 31, 2020, an increase of $33,487, or 2%. The increase was due primarily to the sales increase as well as the product mix. For the years ended December 31, 2021 and 2020, gross margins were 34% and 35%, respectively.

Gross profit and gross margin by segment and totals are as follows:

	Year Ended December 31,
	2021	%	2020	%
Gross profit:
Product segment *	$1,864,810	40.0%	$1,561,699	38.3%
Contract services segment *	(173,119)	-46.0%	96,505	14.1%
Total gross profit	$1,691,691	33.6%	$1,658,204	34.8%

*	Gross margin is based on respective segments sales.

Operating expenses

For the year ended December 31, 2021, operating expenses increased by $1,505,355, or 58%. For the years ended December 31, 2021 and 2020, respectively, operating expenses consisted of the following:

	Year Ended December 31,
	2021	2020
Selling and marketing expenses	$161,194	$85,547
Salaries, wages and related benefits	2,330,435	1,020,186
Research and development	34,875	56,816
Professional fees	724,755	803,503
General and administrative expenses	838,446	618,298
Total	$4,089,705	$2,584,350

●	For the year ended December 31, 2021, selling and marketing expenses increased by $75,647, or 88%, as compared to the year ended December 31, 2020. The increase was primarily attributable to attendance at trade shows and brand marketing activities designed to increase sales channels and market penetration.

●	For the year ended December 31, 2021, salaries, wages and related benefits increased by $1,310,249 or 128%, as compared to the year ended December 31, 2020. The change from 2020 reflects the increase in the number of employees to support increased product sales and the growth in the marketing and sales function and developing our in-house capabilities.

●	For the year ended December 31, 2021, research and development costs decreased by $21,941, or 39%, as compared to the year ended December 31, 2020. This is attributable to a shift away from outside consultants as we build our in-house capability.

●	For the year ended December 31, 2021, professional fees decreased by $78,748, or 10%, as compared to the year ended December 31, 2020. This was due, primarily, to the fees for outside counsel incurred in 2020 to challenge the trading suspension.

●	For the year ended December 31, 2021, general and administrative expenses increased by $220,148, or 36%, as compared to the year ended December 31, 2020 primarily due to an increase in support costs associated with increased personnel and resources.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2021, loss from operations amounted to $1,765,945 as compared to a loss from operations of $792,646 for the year ended December 31, 2020, an increase of $973,299 or 123%.

Other income

For the year ended December 31, 2021, total other income amounted to $191,381 as compared to other income of $11,591 for the year ended December 31, 2020, an increase of $179,790 or 1,551%. The change was due primarily to the gain related to the forgiveness of the Payroll Protection Program loans in 2021.

Net loss

As a result of the foregoing, for the year ended December 31, 2021, our net loss amounted to $1,574,564 as compared to a net loss of $781,055 for the year ended December 31, 2020, a change of $793,509 or 102%.

For the years ended December 31, 2021 and 2020, net loss amounted to $(0.17) per common share (basic and diluted), and a net loss of $(0.10) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital balance of $1,003,127 and unrestricted cash of $242,474 as of December 31, 2021.

The following table sets forth a summary of changes in our working capital from December 31, 2021 to December 31, 2020:

	December 31, 2021	December 31, 2020	Dollar Change	Percentage Change
Working capital:
Total current assets	$2,156,666	$2,653,831	$(497,165)	-19%
Total current liabilities	1,153,539	2,020,259	866,720	-43%
Working capital:	$1,003,127	$633,572	$369,555	58%

The decrease in current assets reflects reduction in accounts receivable during 2021 due to collection efforts. The decrease in current liabilities includes significant decreases in accounts payable and accrued liabilities because orders were weaker and purchases were reduced at the end of the year. In addition to the new Paycheck Protection Loan for our subsidiary Nano Magic LLC obtained in 2020, Applied Nanotech received a similar loan in 2021.

Net cash used in operating activities was $1,377,056 for the year ended December 31, 2021 as compared to net cash used by operating activities of $2,001,044 for the year ended December 31, 2020, a decrease of $623,988, or 31%.

●	Net cash used in operating activities for the year ended December 31, 2021 primarily reflected a net loss of $1,574,564 partially offset by the add-back of non-cash items totaling $421,136, and $223,628 changes in operating assets and liabilities.

Net cash used in investing activities was $127,257 for the year ended December 31, 2021 as compared to net cash used in investing activities of $143,693 for the year ended December 31, 2020.

Net cash provided by financing activities was $1,458,653 for the year ended December 31, 2021 as compared to $2,216,070 for the year ended December 31, 2020. During the year ended December 31, 2021, we received $1,500,800 in net proceeds from the sale of securities and received $79,306 in net proceeds from the bank loan under the Paycheck Protection Program, offset by repayments on loans totaling $121,453.

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

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Nano Magic Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nano Magic Holdings Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flow from operations, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered number 1195 with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

To the Shareholders and Board of Directors of
Nano Magic Holdings Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they related.

Critical Audit Matter – Going Concern Assessment

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations and negative cash flows from operations and expects to continue to incur losses for at least the next twelve months. This matter is also described in the “Emphasis of Matter – Substantial Doubt about the Company’s Ability to Continue as a Going Concern” section of our report.

We identified management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s projections of operations. Auditing these judgements and assumptions involved especially challenging auditor judgement due to the nature and extent of audit evidence and effort required to address these matters.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following: (1) evaluating management’s assessment and assessing the reasonableness of key assumptions underlying management’s conclusion, (2) evaluating the probability that the Company will be able to reduce operating expenditures or raise additional capital if required, (3) assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

/s/ UHY LLP

We have served as the Company’s auditor since 2019.

UHY LLP

Sterling Heights, Michigan

March 30, 2022

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2021	2020
ASSETS

CURRENT ASSETS:
Cash	$242,474	$288,134
Investments	10,716	10,473
Accounts receivable, net	312,344	1,230,154
Accounts receivable – related party	-	4,915
Inventory	1,379,005	841,694
Prepaid expenses and contract assets	212,127	278,461
Total Current Assets	2,156,666	2,653,831
Operating lease right-of-use assets	1,309,912	1,518,308
Property, plant and equipment, net	634,133	613,471
Other assets	5,890	5,890
Total Assets	$4,106,601	$4,791,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$670,505	$1,245,187
Accounts payable - related parties	-	12,000
Accrued expenses and other current liabilities	65,811	242,644
Customer deposits	3,663	-
Current portion of debt	87,567	139,641
Advances from related parties	113,952	145,387
Current portion of lease liabilities	166,279	144,838
Contract liabilities	45,762	90,562
Total Current Liabilities	1,153,539	2,020,259
Notes payable, net of current portion	115,928	286,225
Lease liabilities, net of current portion	921,317	1,087,596
Total Liabilities	2,190,784	3,394,080

Commitments and Contingencies (See Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 9,702,680 and 8,459,995 issued and outstanding at December 31, 2021 and 2020, respectively	970	846
Additional paid-in capital	11,960,011	9,867,174
Accumulated deficit	(10,045,164)	(8,470,600)
Total Stockholders’ Equity	1,915,817	1,397,420
Total Liabilities and Stockholders’ Equity	$4,106,601	$4,791,500

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

REVENUES:

Products	$4,663,508	$4,075,818
Contract services	376,105	683,422

Total Revenues	5,039,613	4,759,240

COST OF REVENUES:
Products	2,798,698	2,514,119
Contract services	549,224	586,917

Total Cost of Revenues	3,347,922	3,101,036

GROSS PROFIT	1,691,691	1,658,204

OTHER OPERATING INCOME	632,069	133,500

OPERATING EXPENSES:
Selling and marketing expenses	161,194	85,547
Salaries, wages and related benefits	2,330,435	1,020,186
Research and development	34,875	56,816
Professional fees	724,755	803,503
General and administrative expenses	838,446	618,298

Total Operating Expense	4,089,705	2,584,350

LOSS FROM OPERATIONS	(1,765,945)	(792,646)

OTHER INCOME (EXPENSE):
Loan forgiveness	210,205	-
Interest expense	(19,077)	(6,891)
Other income, net	253	18,482

Total Other Income	191,381	11,591

NET LOSS	$(1,574,564)	$(781,055)

NET LOSS PER COMMON SHARE:
Basic	$(0.17)	$(0.10)
Diluted	$(0.17)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,475,560	7,558,078
Diluted	9,475,560	7,558,078

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Class A Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2019	6,222,881	$622	$7,242,067	$(7,689,545)	$(446,856)

Common stock issued for cash, net of issuance costs	2,216,066	222	2,028,684	-	2,028,906

Common stock issued for services	21,048	2	11,998	-	12,000

Stock-based compensation	-	-	186,612	-	186,612

Warrants , options, and warrant options on private placement	-	-	86,095	-	86,095

Warrants issued in connection with new lease	-	-	311,718	-	311,718

Net loss	-	-	-	(781,055)	(781,055)

Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services	88,223	9	74,991	-	75,000

Stock based compensation	-	-	517,161	-	517,161

Warrants, options, and warrant options on private placement	-	-	57,723	-	57,723

Net loss	-	-	-	(1,574,564)	(1,574,564)

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,574,564)	$(781,055)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	(48,924)	(462,406)
Depreciation and amortization expense	106,351	38,609
Gain on sale of property and equipment, net	-	(450)
Gain on forgiveness of loan	(210,205)	-
Bad debt (recovery) expense	(18,247)	53,790
Stock-based compensation	592,161	198,612
Change in operating assets and liabilities:
Accounts receivable	936,057	(1,137,569)
Accounts receivable - related party	4,915	-
Inventory	(488,387)	43,334
Prepaid expenses and contract assets	66,334	(244,300)
Accounts payable and accrued expenses	(747,853)	495,281
Accounts payable - related party	(12,000)	(6,613)
Operating lease liabilities	62,106	(126,716)
Contract liabilities	(44,800)	(71,561)

NET CASH USED BY OPERATING ACTIVITIES	(1,377,056)	(2,001,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Net activity on certificate of deposit	(244)	(237)
Purchases of property and equipment	(127,013)	(143,456)

NET CASH USED BY INVESTING ACTIVITIES	(127,257)	(143,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(44,493)	(27,524)
Proceeds from bank loans	79,306	132,593
Proceeds from sale of common stock and warrants	1,500,800	2,115,001
Repayment of advances from related parties	(31,435)	-
Repayment of finance leases	(41,525)	-
Repayment of debt	(4,000)	(4,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,458,653	2,216,070

NET INCREASE (DECREASE) IN CASH	(45,660)	71,333

CASH, beginning of year	288,134	216,801

CASH, end of period	$242,474	$288,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$17,016	$6,891
Equipment acquired on finance leases	$-	$159,934
Warrants issued to lessor	$-	$311,718

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company had losses from operations and net cash used by operations of $1,765,945 and $1,377,056, respectively, for the year ended December 31, 2021. As indicated in the accompanying financial statements, the Company had positive working capital of $1,003,127 including $242,474 of cash at December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2021 and 2020 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

Cash, Cash Equivalents and Restricted Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

Investments

Investments consist of long-term certificates of deposit. The certificate of deposit held at December 31, 2020 was renewed in 2021. It matures in May 2024 and carries interest at a rate of 2.29% per year.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the average cost method based on prices paid for inventory items. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as sales to individual customers and expected recoverable values.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2021 and 2020.

Leases

Operating leases are reflected on our balance sheet within operating lease Right-of-use ( ROU) assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, the date on which the lessor began making the underlying asset customizable for our use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

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

Lease Payments

Lease payments consist of fixed payments, less any lease incentives paid or payable to the lessee related to the use of the underlying asset during the lease term.

Incremental Borrowing Rate

The ROU asset and related lease liabilities recorded based on the present value of the lease payments using (1) the rate implicit in the lease or (2) the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Disaggregation of Revenue

For the years ended December 31, 2021 and 2020, total sales in the United States represent approximately 78% and 87% of total consolidated revenues, respectively. Germany accounted for 13% and 10% of total sales during the years ended December 31, 2021 and 2020, respectively.

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

Contract Assets

We capitalize costs and estimated earnings in excess of billings as a contract asset in current assets. There were no contract assets recorded on the consolidated balance sheet at December 31, 2021. At December 31, 2020, contract assets totaled $88,694.

Contract Liabilities

Contract liabilities consist of customer advance payments and billings in excess of revenue recognized. We may receive payments from our customers in advance of completing our performance obligations. We record contract liabilities equal to the amount of payments received in excess of revenue recognized, Contract liabilities are recorded under the caption “contract liabilities” and are reported as current liabilities on our consolidated financial statements when the time to fulfill the performance obligations under terms of our contracts is less than one year. At December 31, 2021 and 2020, contract liabilities totaled $45,762 and $90,562, respectively.

Cost of Sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2021 and 2020 shipping and handling costs amounted to $187,154 and $132,458, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2021 and 2020 were $34,875 and $56,816, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2021 and 2020 were $40,459 and $23,345, respectively, and are included in selling and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2021 or 2020.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net income (loss) and consisted of the following:

	December 31, 2021	December 31, 2020
Stock options	3,123,702	502,892
Stock warrants	6,597,178	5,443,440
Total	9,720,880	5,946,332

Net income (loss) per share for each class of common stock is as follows:

Net income (loss) per common shares outstanding:	Year Ended December 31, 2021	Year Ended December 31, 2020
Common stock	$(0.17)	$(0.10)

Weighted average shares outstanding:
Total weighted average common shares outstanding	9,475,560	7,558,078

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

The Company does not believe there are any other recently issued and effective, or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations or cash flows.

There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2021, that have had a material impact on our Consolidated Financial Statements and related notes.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. None of the reclassifications had any impact on the net loss reported in 2020.

NOTE 3 – ACCOUNTS RECEIVABLE

At December 31, 2021 and 2020, accounts receivable consisted of the following:

	December 31, 2021	December 31, 2020
Accounts receivable	$354,670	$1,291,742
Less: allowance for doubtful accounts	(42,326)	(61,588)
Accounts receivable, net	$312,344	$1,230,154

Bad debt expense (recoveries) was ($18,251) and $53,790 for the years ended December 31, 2021 and 2020, respectively.

NOTE 4 – INVENTORY

At December 31, 2021 and 2020, inventory consisted of the following:

	December 31, 2021	December 31, 2020
Raw materials	$673,518	$632,055
Work in progress	314,461	176,392
Finished goods	456,768	147,913
	1,444,747	956,360
Less: reserve for obsolescence	(65,742)	(114,666)
Inventory, net	$1,379,005	$841,694

NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, property and equipment consisted of the following:

	Useful Life	December 31, 2021	December 31, 2020
Machinery and equipment	5 - 10 Years	$2,770,413	$2,718,877
Furniture and office equipment	3 - 7 Years	534,134	492,400
Leasehold improvements	2 - 15 Years	140,678	106,935
		3,445,225	3,318,212
Less: accumulated depreciation		(2,811,092)	(2,704,741)
Property and equipment, net		$634,133	$613,471

For the years ended December 31, 2021 and 2020, depreciation and amortization expense amounted to $106,351 and $38,609, respectively.

During the year ended December 31, 2020 there were sales of equipment totaling $450.

NOTE 6 – LEASES

Operating Leases

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

Effective May 31, 2020, we entered into a lease with a related party for a 29,220 square foot building in Madison Heights, Michigan. The occupancy and rent commencement date was October 1, 2020. The lease has an initial term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. The renewal term is not included in the calculation of the operating lease liability. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we also have the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. See Note 11, Stockholders’ Equity, for a description of warrants issued to the owners of Magic Research LLC in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in other assets on the accompanying balance sheet. See Note 10, Related Party Transactions, for information about roles in management and economic participation by our CEO and several other directors in the landlord.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date.

	December 31, 2021	December 31, 2020
Operating lease liabilities	$1,087,596	$1,309,912
Right-of-use assets	$1,309,912	$1,518,308

Operating lease cost for the years ended December 31, 2021 and 2020 was $260,308 and $219,305 net of sublease income of $56,088 and $54,990, respectively. Variable lease cost for the years ended December 31, 2021 and 2020 was $48,890 and $12,524, respectively.

Finance Leases

On August 11, 2020, we entered into a finance lease for furniture used in the Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time. As of December 31, 2021 the balance due was $34,387 with $21,052 in current liabilities and $13,335 in long term liabilities.

On September 24, 2020, we entered into a finance lease with Raymond Leasing Corporation for a forklift. We financed $14,250. The lease term is 36 months with monthly payments of $425. As of December 31, 2021 the balance due was $8,166 with $4,822 in current liabilities and $3,344 in long term liabilities.

In December 2020, we entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months and are required to make monthly payments of $2,135 during that time. As of December 31, 2021 the balance due was $64,380 with $20,016 in current liabilities and $44,364 in long term liabilities.

For finance leases, we calculate ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of lease commencement. The ROU assets for finance leases are depreciated in accordance with the Company’s depreciation policies for those asset groupings. Finance lease liabilities recorded in lease liabilities was $106,935 at December 31, 2021 and totaled $150,738 at December 31, 2020. Finance lease interest expense was $12,346 and $2,844 for the years ended December 31, 2021 and 2020, respectively.

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021, are as follows:

	Operating Leases	Finance Leases
2022	$247,906	$54,394
2023	256,688	42,830
2024	220,428	25,620
2025	220,989	-
2026	228,297	-
Thereafter	175,334	-
Less: impact of discounting	(262,046)	(15,911)
Present value of lease liabilities	1,087,596	106,933

NOTE 7 – BANK LOANS AND LINES OF REVOLVING CREDIT FACILITY

On May 8, 2020, Nano Magic LLC obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan had interest at 1.00% and was payable in monthly installments of principal and interest in the amount of $7,330. On August 6, 2021 we completed the loan forgiveness application with Fifth Third Bank for the Paycheck Protection Plan loan we received through that bank. On November 9, 2021 we were notified by Fifth Third Bank that the Small Business Administration had reviewed our loan forgiveness application filed earlier and that the entire amount of the loan to Nano Magic LLC was forgiven. The amount forgiven is included in other income on the income statement.

On February 1, 2021, our subsidiary Applied Nanotech obtained a loan from Amegy Bank of Texas for $79,305 under the Small Business Administration Paycheck Protection Program. On August 11, 2021 we were notified by Amegy Bank that the Small Business Administration had reviewed our loan forgiveness application filed earlier and that the entire amount of the loan to Applied Nanotech Inc. was forgiven. The amount forgiven is included in other income on the income statement.

NOTE 8 – ACCOUNTS RECEIVABLE FACTORING

On September 1, 2020, Nano Magic LLC entered an agreement with NOWaccount ® Network Corporation for the sale of accounts receivable due from approved customers. Subject to certain limits, we will receive an immediate payment equal to the discounted value of a receivable from those customers. The discount applied depends on the due date for payment from the customer. This agreement expires on September 1, 2022. Costs associated with this program were $11,337 for the year ended December 31 2021. No receivables had been sold as of December 31, 2020 under this agreement.

NOTE 9 – NOTES PAYABLE

On February 10, 2015, Nano Magic LLC entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through September 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic LLC entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,052 per month. At December 31, 2021 and 2020, the principal amount due under the Equipment Note, as amended by the Amendment, amounted to $41,677 and $86,098, respectively. As of December 31, 2021, the full principal amount is current. At December 31, 2020, the current and non-current portions were $44,493 and $41,605, respectively.

In June and November 2015, in connection with a severance package offered to four employees, the Company entered into four promissory note agreements with the four employees in satisfaction of accrued and unpaid deferred salary. The principal amounts due under these notes bear interest at the minimum rate of interest applicable under the internal revenue code (approximately 3.0% at December 31, 2021). Principal payable under three of these notes totaling $37,458 is due in 2025 and is included in non-current notes payable.

In January 2017, the Company issued a promissory note in the principal amount of $17,425 to a departing employee representing the amount of his accrued and unpaid salary. The note does not bear interest and is due in January 2027, and is included in non-current notes payable.

In October 20, 2020, we agreed to pay deferred salary of $6,000 in installments. The obligation was fulfilled in 2021.

Future payments of notes payable are as follows:

Year	As of December 31, 2021
2022	$41,677
Thereafter	54,883
Total	$96,560

NOTE 10 – RELATED PARTY TRANSACTIONS

Advances from related parties aggregating $113,952 includes $92,887 as of December 31, 2021, and $145,383 as of December 31, 2020 due to the Rickerts for working capital advances made in 2018 and accrued payroll of $16,000 due to them due as of December 31, 2021 and December 31, 2020. We paid legal and consulting fees to director Mr. Ron Berman of $167,350 in 2021, and $212,700 in 2020.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP and Magic Growth 2 LLC. These four limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, and 2021. See the subsection on Sales of Stock under Issuances of Common Stock in Note 11 and in Note 16 Subsequent Events.

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

Issuances of Common Stock

Common Stock Issued for Services and for Stock Appreciation Rights

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

On December 15, 2021, we issued an aggregate of 45,333 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.75 per share for a total value of $34,000.

Sales of Common Stock

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

On March 26, 2020, in a private placement to the same investor we committed to issue 36,765 shares when we have additional authorized shares and accepted $.65 per share for proceeds of $23,897. The additional shares were authorized on July 2, 2020 and the shares were issued. Also, on March 26, 2020 the investor bought 36,758 warrants to purchase up to 36,780 additional shares at a warrant exercise price of $1.50. The right to purchase warrant shares expires four years from date of issue. Aggregate proceeds from the sale of the warrants were $1,103.

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

On February 16, 2021, the Company sold to Magic Growth 2 LLC, 769,231 shares of common stock for proceeds of $961,538 and warrants to purchase up to 769,225 shares of common stock for proceeds of $38,463. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.00 per share. PEN Comeback Management, LLC, owned by Tom J. Berman and Ronald J. Berman, is the sole voting member of Magic Growth 2 LLC.

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

Stock Options

Stock options outstanding are to purchase common stock. Stock option activities for the years ended December 31, 2021 and 2020 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	455,502	$1.24		$-
Exercised	-
Forfeited or expired	(52,610)	0.61
Granted	100,000	0.65
Balance Outstanding, December 31, 2020	502,892	$0.89	3.23	$220,000
Exercised	-
Forfeited or expired	(116,690)	1.83
Granted	2,737,500	0.80
Balance Outstanding, December 31, 2021	3,123,702	$0.77	4.93	$-

Exercisable, December 31, 2021	867,624	$0.72	2.96	$-

Options Issued Outside of a Plan

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

On March 2, 2021, in connection with the three-year extension of the contract with our President and Chief Executive Officer, Mr. Tom Berman was granted an option to purchase up to 2,350,000 shares of common stock at an exercise price of $0.75. Vesting is as follows:

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

The fair value of the options awarded outside of any plan was calculated using the Black-Scholes method. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding.

	2021	2020
Exercise price per option	$0.75	$0.55-0.65
Fair value per option at grant date	$0.69-0.84	$0.49-0.55
Expected term	5 years	5 years
Expected volatility	130-335%	141-161%
Expected dividend yield	0%	0%
Risk-free interest rate	0.19-1.18%	1.66-1.31%
Expense in period	$474,839	$186,612
Unearned expense	$631,785	$0

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

On August 10, 2021, we issued the option to purchase up to 100,000 shares that had been approved by the Board in May, 2021 in connection with a consulting agreement.

The fair value of the options awarded to employees and service providers in March of 2021 under the 2021 Equity Plan were calculated using the Black-Scholes method and were tied to service conditions for purposes of vesting. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding. During the year ended December 31, 2021, 43,385 options vested and compensation expense related to them for the year-ending 2021 was $42,320 with unearned expense of $23,301.

Exercise price per option	$0.75
Fair value per option at grant date	$0.76-0.88
Expected term	5 years
Expected volatility	129-131%
Expected dividend yield	0%
Risk-free interest rate	0.33-0.93%

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

As of December 31, 2021, there were outstanding and exercisable warrants to purchase 6,597,178 shares of common stock with a weighted average exercise price of $1.66 per share and a weighted average remaining contractual term of 24.9 months.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Income tax provision (benefit) at U.S. statutory rate of 21%	$331,000	$(164,000)
Payroll Protection Program loan forgiveness	44,000
Change in valuation allowance	(375,000)	164,000
Revaluation of deferred tax asset	441,000	76,000
Revaluation of valuation allowance	(441,000)	(76,000)
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating loss carryforward	$3,355,000	$2,569,000
Stock-based compensation	66,000	1,000
Allowance for inventory obsolescence	14,000	24,000
Accrued compensation	1,000	6,000
Other	39,000	79,000
Total deferred tax assets	3,475,000	2,679,000
Valuation allowance	(3,475,000)	(2,679,000)
Net deferred tax assets	$-	-

The estimated net operating loss carryforward was approximately $3,355,000 at December 31, 2021, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards prior to 2017 will expire between 2021 and 2038, while the potential tax benefits arising after 2017 currently have no expiration date.

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

The Company’s 2018, 2019, 2020 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of December 31, 2021, the Company has not accrued any amount for litigation contingencies.

NOTE 14 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the years ended December 31, 2021 and 2020 are as follows:

	Product Revenues
	For the Years Ended December 31,
	2021	2020
Customer A	16%	*	%
Customer B	13%	11%
Customer C	12%	*	%
Customer D	11%	*	%
Customer E	* %	10%
Total	52%	21%

	Contract Services Revenues
	For the Years Ended December 31,
	2021	2020
Customer F	60%	26%
Customer G	40%	* %
Customer H	* %	47%
Customer I	* %	19%
Total	100%	92%

*	Less than 10%

These customers did not have material accounts receivable balances at December 31, 2021 and 2020. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2021 and 2020, total sales in the United States represent approximately 78% and 87% of total consolidated revenues, respectively. Germany accounted for 13% and 10% of total sales during the years ended December 31, 2021 and 2020, respectively.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2021 and 2020 are:

	For the Years Ended December 31,
	2021	2020
Vendor A	41%	48%
Total	41%	48%

The vendor above is used for chemical purchases for the production of lens care and anti-fog products.

NOTE 15 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2021 and 2020 were the Product segment and the Contract services segment (formerly the research and development segment). The Company’s chief operating decision-maker has been identified as the President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2021 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the years ended December 31, 2021 and 2020 was as follows:

	For the Years Ended December 31,
	2021	2020
Revenues:
Product segment	$4,663,508	$4,075,818
Contract services segment	376,105	683,422
Total segment and consolidated revenues	$5,039,613	$4,759,240
Cost of revenues:
Products	$2,798,698	$2,514,119
Contract services segment	549,224	586,917
Total segment and consolidated cost of revenues	$3,347,922	$3,101,036

Gross profit (loss):
Product segment	$1,864,810	$1,561,699
Contract services segment	(173,119)	96,505
Total segment and consolidated gross profit	$1,691,691	$1,658,204
Gross margin:
Product segment	40.0%	38.3%
Contract services segment	-46.0%	14.1%
Total gross margin	33.6%	34.8%
Segment operating expenses (income):
Product segment	$3,922,878	$2,428,677
Product segment income	(632,069)	(133,500)
Contract services segment	166,827	155,673
Total segment operating expenses (income), net	$3,457,636	$2,450,850

Loss from operations:
Product segment	$(1,425,999)	$(733,478)
Contract services segment	(339,946)	(59,168)
Total loss from operations	$(1,765,945)	$(792,646)

Depreciation and amortization:
Product segment	$102,490	$36,946
Contract services segment	1,347	1,663
Total consolidated depreciation and amortization	$103,837	$38,609

Capital additions:
Product segment	$127,013	$430,065
Contract services segment	-	-
Total consolidated capital additions	$127,013	$430,065

	December 31, 2021	December 31, 2020
Segment total assets:
Product segment	$3,822,417	$4,458,227
Contract services segment	172,063	299,385
Corporate	112,121	33,888
Total consolidated total assets	$4,106,601	$4,791,500

NOTE 16 - SUBSEQUENT EVENTS

On January 7, 2022, and again on February 14, 2022, the Company sold to several investors an aggregate of $200,000 convertible promissory notes due March 31, 2025. Issued at face value, the notes bear interest at 8% per annum, payable quarterly in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On January 11, 2022, the Company sold to Magic Growth 3 LLC 222,223 shares of common stock for proceeds of $388,890 and warrants to purchase up to 222,195 shares of common stock for proceeds of $11,110. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

On February 22, 2020, the Company sold to Magic Growth 3 LLC 152,778 shares of common stock for proceeds of $267,362 and warrants to purchase up to 152,770 shares of common stock for proceeds of $7,638. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under Rule 13a-15(b) under the Exchange Act. The review for the period ended December 31, 2021 and for the year ended December 31, 2020, concluded that there were material weaknesses in our disclosure procedures and controls. For the first two quarters of 2021 and for all of 2020 the weakness related to our ability to accomplish our financial reporting within the time periods specified in the SEC rules and forms.

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

Under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013 and subsequent guidance prepared by the Commission specifically for smaller public companies. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2021 the Company’s internal controls over financial reporting were not effective at the reasonable assurance level: We have not had sufficient resources in our accounting function to have segregation of duties so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated our limited resources and our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Notwithstanding the assessment that our internal controls over financial reporting was not effective, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Name	Age	Position(s)	Serving Since
Ronald J. Berman	65	Director	May 1996
Tom J. Berman	43	Director, President & CEO	October 2018
Richard Fink	62	President of Applied Nanotech	August 2014
Lara O’Connor Hodgson	51	Director	May 2021
Miles Gatland	53	Director	February 2022
Jeanne M. Rickert	68	Director and Chief Legal Officer	August 2014
Scott E. Rickert	68	Chairman of the Board	August 2014
Leandro Vera	49	Chief Financial Officer	February 2020
Howard Westerman	69	Director	May 2007

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

Miles Gatland is a real estate entrepreneur. He founded Miles Gatland and Associates, Inc. in 1994 and continues to be active in commercial brokerage and redevelopment. He is also an active private investor and served on the board of Surgical Safety Scanner, Inc. from November 2019 to December 2020. He attended Oakland University in Rochester, Michigan for several years.

His experience as an entrepreneur and investor in real estate and other opportunities will provide value to the Company and the Board.

Lara O’Connor Hodgson is President and CEO of NOWaccount® Network Corporation and serves as an Entrepreneur in Residence at Harvard Business School. Prior to founding NOW ® in 2010, Lara co-founded Nourish, a consumer products company in 2008, and Insomnia, LLC, a firm specializing in investment, development, and management of complex and innovative “world-changing” projects. Her background also includes 5 years with Dewberry Capital Corporation, an Atlanta-based commercial real estate development and investment firm, where she served as the company’s Chief Marketing Officer and Chief Operating Officer. Lara received an MBA from the Harvard Business School, and a BS in Aerospace Engineering with highest honors from the Georgia Institute of Technology.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2020 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2020, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2021.

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

Board Committees and Director Independence

Our securities are not quoted on an exchange that requires a majority of the members of our Board of Directors (“the Board” or the “Board of Directors”) to be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Similarly, we are not required to establish or maintain an Audit Committee or other committee of our Board of Directors. Nonetheless, as a matter of corporate governance best practice, we have established an Audit Committee (as described below) and our board has determined that Ms. Hodgson ad Mr. Westerman are “independent” as defined by the NASDAQ Marketplace rules.

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

In reliance on the reviews conducted, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2021; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2021 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021. Compensation information is shown for the fiscal years ended December 31, 2021 and December 31, 2020.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2021 and fiscal 2020. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2021 and fiscal 2020 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2021.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date.

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)		All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(i)	(j)
Tom J. Berman President & CEO	2021	210,500	159,145	8,000		457,223		-	834,870
	2020	180,000	200,000	8,000		220,325	(2)	-	608,325
Richard Fink President, Applied Nanotech, Inc.	2021	100,000	1,000	-		-		-	101,000
	2020	100,000	2,000	8,750	(3)	-		-	110,750

(1)	All directors are compensated for service on our Board. The compensation in this column for Mr. Berman, reflects awards for service as a Director.
(2)	In 2020, Mr. Berman vested in the right to purchase 350,000 shares under options granted to him in April 2019.
(3)	Restricted stock that vested during 2020, valued at the price of the stock on date of grant.

Mr. Fink does not have an employment agreement.

Mr. Berman’s contract was originally from April 1, 2019 through December 31, 2020. In November 2020, the Board acted to extend his contract through 2023. His salary was $15,000 per month for 2020 and $17,500 per month for 2021. In 2020, Mr. Berman also earned a cash bonus of 10% of the amount by which revenue at our subsidiary Nano Magic LLC for any calendar quarter of 2020 exceeded $450,000, subject to an annual cap on the cash bonus payment of $200,000. In 2020, Mr. Berman reached the cap on the cash payment for the bonus; accordingly, options to purchase an additional 100,000 shares of stock at a price of $0.55 per share became vested. Because revenue for Nano Magic LLC was up more than 20% in 2021 over 2020, Mr. Berman’s salary increases in March 2022 to $20,000 per month. Mr. Berman also earned a sales bonus in 2021 and will earn a bonus on 2022 equal to 10% of the amount by which gross sales by Nano Magic LLC exceed the sales target for the quarter, subject to an annual cap.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2021.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)		(h)	(i)	(j)
Tom J. Berman	450,000	-	-	0.55			(1)	-		-	-	-

Richard Fink	1,062	-	-		(2)		(2)	8,750	(3)	$5,163	-	-

(1)	The option to purchase:	Expires on:
	50,000 Option Shares	April 3, 2023
	75,000 Option Shares	December 31, 2023
	100,000 Option Shares	June 30, 2024
	125,000 Option Shares	December 31, 2024
	100,000 Option Shares	December 31, 2024

(2)	978 options with an exercise price of $79.20 per share expired on January 28, 2021; 42 options with an exercise price of $61.20 per share expire on February 2, 2022 and 42 options with an exercise price of $41.40 per share expire on April 30, 2023.

(3)	Restricted shares that vested ratably on a monthly basis during 2021.

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2021. Amounts paid to Mr. Tom Berman are shown in the summary Compensation Table for named executive officers. All directors were compensated for 2021 with a fee of $2,000 per meeting paid in shares of commons stock. Miles Gatland joined the Board in February, 2022.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation		Total
Ronald J. Berman	$-	$6,000	-	$192,444	(2)	$198,444
Lara O’Connor Hodgson	$-	$4,000	-	-		$8,000
Scott E. Rickert	$-	$6,000	-	$52,500	(3)	$58,500
Jeanne M. Rickert	$-	$6,000	-	$-		$17,000
Howard Westerman	$-	$6,000	-	-		$8,000

(1)	No option awards were made to Directors in 2021 or 2020. Mr. Berman holds options for 1,744 shares and Mr. Westerman holds options for 1,059 shares from prior period grants. In connection with consulting services, Mr. Ronald Berman was awarded an option described above.
(2)	Bonus, consulting and legal fees paid to Mr. Berman in 2021.
(3)	Repayment of cash advances made to the Company in prior years.

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

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of March 11, 2022 with respect to each person who is known to us to be the beneficial owner of more than five percent of our common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class(2)

PEN Comeback, LLC 31601 Research Park Drive Madison Heights, MI 48071	3,349,467		19%

PEN Comeback 2, LLC 31601 Research Park Drive Madison Heights, MI 48071	2,842,670		16%

Magic Growth LLC 31601 Research Park Drive Madison Heights, MI 48071	1,961,496		11%

Magic Growth 2 LLC 31601 Research Park Drive Madison Heights, MI 48071	2,308,912		13%

Rickert Family, Limited Partnership 9 Diamond Drive Key West, FL 33040	1,634,864		9%

Ronald J. Berman 31601 Research Park Drive Madison Heights, MI 48071	1,798,194	(3)	10	%(4)

Tom J. Berman 31601 Research Park Drive Madison Heights, MI 48071	1,732,177	(5)	10	%(4)

(1)	Includes warrants and options that are presently exercisable.

(2)	Percentages assume that all options and warrants presently exercisable or exercisable in the next 60 days have been exercised.

(3)	Mr. Ron Berman owns directly 506,927 shares and options and warrants presently exercisable for 7,989 shares. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

(4)	Mr. Ron Berman and Mr. Tom Berman share equally the voting and dispositive power over the holdings of PEN Comeback, LLC; PEN Comeback 2, LLC; Magic Growth, LLC; Magic Growth 2 LLC and Magic Growth 3 LLC (these five entities, the “Investors”). As a result, their voting control on a fully diluted basis is 65% for Mr. Ron Berman and 67% for Mr. Tom Berman.

(5)	Mr. Tom Berman owns directly 84,411 shares and options and warrants for 757,500 shares exercisable now or in the next 60 days. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

Set forth in the table below is information as of March 11, 2022 with respect to the beneficial ownership of common stock by our directors and Executive Officers.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Economic Percentage Ownership	Voting and Dispositive Power
Ronald J Berman (1) (2)	1,283,278	10%	65%
Tom J. Berman (1) (2)	890,233	10%	67%
Richard Fink (1) (2)	101,785	(5)		(5)
Miles Gatland (3)	844,899	6%	6%
Lara O’Connor Hodgson	5,333	(5)	-
Jeanne M. Rickert (4)	583,084	3%		(5)
Scott E. Rickert (4)	1,634,864	3%	9	%(4)
Leandro Vera	0	-	-
Howard Westerman (1) (2)	221,386	2%		(5)
All directors and officers as a group	14,687,928	35%	84%

(1)	Includes options and warrants held directly by the following individuals that are presently exercisable or exercisable in the next 60 days:

Mr. Ron Berman	7,989
Mr. Tom Berman	757,500
Mr. Richard Fink	42
Mr. Westerman	489

(2)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in PEN Comeback LLC, PEN Comeback 2 LLC or both.

(3)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in PEN Comeback LLC, PEN Comeback 2 LLC , Magic Growth LLC and Magic Growth 2 LLC. Includes economic interest in stock and warrants that are presently exercisable held indirectly in Rickert Family, Limited Partnership.

(4)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in Rickert Family, Limited Partnership. Mr. Rickert’s holdings include shares of common stock and warrants presently exercisable over which Mr. Rickert has sole voting and dispositive power as the sole general partner of Rickert Family, Limited Partnership. Mr. Rickert disclaims beneficial ownership of securities held by Rickert Family, Limited Partnership in which he does not have a pecuniary interest.

(5)	Ownership represents less than 1%.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, UHY for categories of services indicated.

	Years Ended December 31,
Category	2021	2020
Audit Fees	$127,500	$110,000
Audit Related Fees	$-	$-
Tax Fees	$9,000	$9,000
All Other Fees	$-	$-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Nano Magic Inc., dated July 2, 2020. (i incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 2, 2020.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated March 2, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10K filed with the SEC on May 28,2021).

3.3	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

4.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

4.2	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.3	Form of Warrant issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.4+	Option dated April 4, 2019 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.5	Registration Rights Agreement, dated September 6, 2019, by and between PEN Inc., and PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.6	Form of Warrant issued to PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.7	Form of Warrant issued to Magic Growth LLC and Magic Growth 2 LLC (incorporated herein by reference to Exhibit 4.7 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.8+	Option dated March 2, 2020 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.9	Option dated March 2, 2020 issued to Ronald J. Berman (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.10*	Form of Warrant issued to Magic Growth 3 LLC

4.11*	Form of Convertible Promissory Note

10.1	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.2	Amendment to Commercial Promissory Note dated June 18, 2019, between PEN Brands LLC and KeyBank National Association (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

10.3	Amended and Restated 2002 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on December 12, 2007).

10.4	Applied Nanotech Holdings, Inc. 2012 Equity Compensation Plan. (incorporated herein by reference from the Company’s Form 8-K filed with the SEC on April 27, 2012).

10.5	Nanofilm Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.6	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on March 30, 2016).

10.7+	Nano Magic Holdings Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.8+	Employment Agreement, dated April 3, 2019, between PEN Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.14 of the Company’s form 10-K filed with the Commission on, 2020).

10.9	U.S Small Business Administration Note, dated May 8, 2020, from Nano Magic LLC to Fifth Third Bank (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.10+	Exhibit B executed March 2, 2020 to Employment Agreement dated April 3, 2019, between Nano Magic Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.11	Form of Indemnification and Advancement Agreement between individual directors and Nano Magic Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10Q filed with the SEC on October 28,2021).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Magic Holdings Inc.
(Registrant)

By:	/s/ Tom J. Berman
Tom J. Berman, President & CEO

Date:	March 30, 2022

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

Signature	Title	Date

/s/ Tom J. Berman	Director, President & CEO	March 30, 2022
Tom J. Berman	(principal executive officer)

/s/ Leandro Vera	Chief Financial Officer	March 30, 2022
Leandro Vera	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	March 30, 2022
Ronald J. Berman

/s/ Miles Gatland	Director	March 30, 2022
Miles Gatland

/s/ Lara O’Connor Hodgson	Director	March 30, 2022
Lara O’Connor Hodgson

/s/ Jeanne Rickert	Director	March 30, 2022
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	March 30, 2022
Scott E. Rickert

/s/ Howard Westerman	Director	March 30, 2022
Howard Westerman

