Form 10-Q
period 2022-03-31
Nano Magic Holdings Inc.
filed 2022-05-16
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 10,147,126 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

REVENUES:

Products	$605,862	$2,182,446
Contract services	80,396	128,729

Total Revenues	686,258	2,311,175

COST OF REVENUES:
Products	557,390	1,130,776
Contract services	109,256	152,430

Total Cost of Revenues	666,646	1,283,206

GROSS PROFIT	19,612	1,027,969

OTHER OPERATING INCOME	-	336,017

OPERATING EXPENSES:
Selling and marketing expenses	79,529	30,588
Salaries, wages and related benefits	469,111	574,139
Research and development	7,489	1,876
Professional fees	253,979	192,641
General and administrative expenses	264,245	188,938

Total Operating Expense	1,074,353	988,182

INCOME (LOSS) FROM OPERATIONS	(1,054,741)	375,804

OTHER EXPENSE:
Interest expense	8,911	5,407

Total Other Expense	8,911	5,407

NET INCOME (LOSS)	$(1,063,652)	$370,397

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.04
Diluted	$(0.11)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,945,658	8,906,219
Diluted	9,945,658	8,906,219

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$303,374	$242,474
Investments	10,716	10,716
Accounts receivable, net	262,301	312,344
Inventory, net	1,327,580	1,379,005
Prepaid expenses and contract assets	134,697	212,127
Total Current Assets	2,038,668	2,156,666
Operating lease right-of-use assets	1,255,893	1,309,912
Property, plant and equipment, net	610,741	634,133
Other assets	5,890	5,890
Total Assets	$3,911,192	$4,106,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$677,804	$649,439
Accounts payable - related parties	16,779	21,066
Accrued expenses and other current liabilities	103,133	69,474
Current portion of notes payable	76,932	87,567
Advances from related parties	77,887	113,952
Current portion of lease liabilities	171,924	166,279
Contract liabilities	10,366	45,762
Total Current Liabilities	1,134,825	1,153,539
Notes Payable, net of current portion	305,953	115,928
Lease liabilities, net of current portion	875,994	921,317
Total Liabilities	2,316,772	2,190,784

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 10,077,681 and 9,702,680 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,008	970
Additional paid-in capital	12,702,228	11,960,011
Accumulated deficit	(11,108,816)	(10,045,164)
Total Stockholders’ Equity	1,594,420	1,915,817
Total Liabilities and Stockholders’ Equity	$3,911,192	$4,106,601

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services and for stock appreciation rights	42,890	4	40,996	-	41,000

Warrants and options on private placement	-	-	57,723	-	57,723

Stock-based compensation	-	-	26,431	-	26,431

Net income	-	-	-	370,397	370,397

Balance, March 31, 2021	9,657,347	$965	$11,435,286	$(8,100,203)	$3,336,048

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

Common stock issued for cash, net of issuance costs	375,001	38	656,214	-	656,252

Warrants on private placement	-	-	18,748	-	18,748

Stock-based compensation	-	-	67,255	-	67,255

Net loss	-	-	-	(1,063,652)	(1,063,652)

Balance, March 31, 2022	10,077,681	$1,008	$12,702,228	$(11,108,816)	$1,594,420

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,063,652)	$370,397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in inventory obsolescence reserve	35,716	-
Depreciation and amortization expense	28,302	24,458
Bad debt expense	22,715	-
Stock-based compensation	67,255	67,431
Change in operating assets and liabilities:
Accounts receivable	27,328	306,869
Inventory	15,709	(128,783)
Prepaid expenses and contract assets	77,430	(58,337)
Accounts payable and accrued expenses	40,958	(256,896)
Accounts payable - related party	16,779	(12,000)
Operating lease liabilities	14,341	3,751
Deferred revenue	(35,396)	(25,859)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(752,515)	291,031

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,910)	(22,962)

NET CASH USED BY INVESTING ACTIVITIES	(4,910)	(22,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank loans	(11,563)	(10,955)
Proceeds from bank loans	-	79,305
Proceeds from issuance of convertible debt	200,000	-
Proceeds from sale of common stock and warrants	675,000	1,500,800
Repayment of advances from related parties	(36,065)	(10,500)
Repayment of finance leases	(9,047)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	818,325	1,558,650

NET INCREASE IN CASH	60,900	1,826,719

CASH, beginning of year	242,474	288,134

CASH, end of period	$303,374	$2,114,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,911	$5,407

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. The balance sheet at December 31, 2021 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2022.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited consolidated financial statements, the Company had losses from operations and net cash used by operations of $1,054,741 and $752,515 for the quarter ended March 31, 2022 and of $1,765,945 and $1,377,056 for the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period

NOTE 2 – INVENTORY

At March 31, 2022 and December 31, 2021, inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$686,465	$673,518
Work-in-progress	314,600	314,461
Finished goods	427,973	456,768
	1,429,038	1,444,747
Less: reserve for obsolescence	(101,458)	(65,742)
Inventory, net	$1,327,580	$1,379,005

NOTE 3 – FACTORING

The Company participates in a factoring program with NOWaccount ® Network Corporation (“NOW”). At the time of a sale, NOW buys the receivables at a discount, based on the due date and other terms. The Company did not incur any cost associated with this program for the period ended March 31, 2022. Costs associated with this program was $3,464 for the period ended March 31, 2021.

NOTE 4 – DEBT

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly installments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. See Note 9, Subsequent Events, regarding a further amendment of the Equipment Note. At March 31, 2022, the amount due under the Equipment Note amounted to $30,114 and is current.

On August 11, 2020, the company entered into a finance lease for furniture that will be used in the new Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time. As of March 31, 2022, the balance on the lease was $29,329; the current and non-current portions were $21,609 and $7,720, respectively.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of March 31, 2022, the balance on the lease was $7,378; the current and non-current portions were $4,860 and $2,518, respectively.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months and are required to make monthly payments of $2,135 during that time. As of March 31, 2022, the balance on the lease was $61,181; the current and non-current portions were $20,349 and $40,832, respectively.

Other Applied Nanotech long term debt was $54,883 as of March 31,2022.

Between January and February of 2022, the company issued three convertible promissory notes for $200,000. The notes bear interest at a rate of 8% per annum and accrue during the term of the loan, payable semi-annually. The notes mature on March 31, 2025 and can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the period ended March 31, 2022, we paid consulting and legal fees to our director Ronald Berman of $54,150. During the period ended March 31, 2021 we paid him consulting and legal fees of $62,600.

Tom J. Berman, a director and officer, was paid salary of $55,000 in the period ended March 31, 2022 and was paid salary of $52,500 and sales bonuses of $120,453 during the period ended March 31, 2021. We repaid to Scott Rickert, a director, advances made during prior years $15,000 during the period ended March 31, 2022, and $10,500 during the period ended March 31, 2021. At March 31, 2022, aggregate advances from Scott & Jeanne Rickert were $77,887.  Accrued payroll for the Rickerts is an aggregate of $16,000. We also accrued $2,000 per month in fees for each of the directors during the quarter ended March 31, 2022.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLC, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021 and 2022. See the subsection on Sales of Stock under Issuances of Common Stock in Note 6.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. The lease for the Michigan facility gives us the right, during the first three years of the lease, to buy up to a 49% interest in the landlord for a price equal to 49% of the contributions received from other members.

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

On January 11, 2022, the Company sold to Magic Growth 3 LLC 222,223 shares of common stock for proceeds of $388,890 and warrants to purchase up to 222,195 shares of common stock for proceeds of $11,110. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

On February 22, 2022, the Company sold to Magic Growth 3 LLC 152,778 shares of common stock for proceeds of $267,362 and warrants to purchase up to 152,770 shares of common stock for proceeds of $7,638. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

Stock Options

Stock options to purchase common stock outstanding at March 31, 2022 include the 130,700 options granted under the 2021 Equity Incentive Plan, and the expiration or forfeiture of 120,682 options. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	2,133,702	$0.77	4.93	-
Exercised	-			-
Issued	130,700	$0.80	-	-
Expired & forfeited	120,682	1.88
Outstanding March 31, 2022	2,143,720	$0.72	3.24	$-

Exercisable March 31, 2022	959,881	$0.67	2.93	$-

	March 31, 2022	December 31, 2021
Stock options	2,143,720	3,123,702
Stock warrants	6,972,143	5,443,440
Total	9,115,863	8,567,142

Net income (loss) per share for common stock is as follows:

Net income (loss) per common share outstanding:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Common stock	$(0.11)	$0.04

Weighted average shares outstanding:	9,945,658	8,906,219

Warrants

As of March 31, 2022, there were outstanding and exercisable warrants to purchase 6,972,143 shares of common stock with a weighted average exercise price of $1.69 per share and a weighted average remaining contractual term of 48 months. As of March 31, 2022, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

2021 Equity Incentive Plan

On March 2, 2021, our Board adopted the Nano Magic 2021 Equity Incentive Plan (the “Plan”) to allow equity compensation for those who provide services to the Company and to encourage ownership in the Company by personnel whose service to the Company is important to its continued progress, to encourage recipients to act as owners and thereby in the stockholders’ interest and to enable recipients to share in the Company’s success. Initially, 85,000 shares were available for issuance under the Plan and that number of options were also granted to employees on March 2, 2021. On April 8, 2021 the number of shares under the Plan was increased by 2,500, and an additional 2,500 options were granted. During the period ended March 31, 2022 we granted 130,700 options with an exercise price of $0.80 and weighted average fair value on the grant date of $0.60.

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

As of March 31, 2022, the Company has not accrued any amount for litigation contingencies.

NOTE 8 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2022 and 2021 were the Product segment and the Contract services segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2022 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the United States, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Product segment	$605,862	$2,182,446
Contract services segment	$80,396	128,729
Total segment and consolidated revenues	$686,258	$2,311,175
Cost of revenues:
Products	$557,390	$1,130,776
Contract services segment	$109,256	152,430
Total segment and consolidated cost of revenues	$666,646	$1,283,206

Gross profit (loss):
Product segment	$48,472	$1,051,670
Contract services segment	(28,860)	(23,701)
Total segment and consolidated gross profit	$19,612	$1,027,969
Gross margin:
Product segment	8.0%	48.2%
Contract services segment	(35.9)%	(18.4)%
Total gross margin	2.9%	44.5%
Segment operating expenses (income):
Product segment	1,056,017	953,090
Product segment income	-	(336,017)
Contract services segment	18,336	35,092
Total segment operating expenses	1,074,353	652,165

Income (loss) from operations:
Product segment	$(1,007,545)	$434,597
Contract services segment	(47,196)	(58,793)
Total consolidated income (loss) from operations	(1,054,741)	375,804

Depreciation and amortization:
Product segment	$28,092	$24,043
Contract services segment	209	415
Total consolidated depreciation and amortization	$28,301	$24,458

Capital additions:
Product segment	$4,910	$22,962
Contract services segment	-	-
Total consolidated capital additions	$4,910	$22,962

	March 31, 2022	March 31, 2021
Segment total assets:
Product segment	$3,650,696	$4,735,871
Contract services segment	118,771	366,186
Corporate	141,725	1,344,547
Total consolidated total assets	$3,911,192	$6,446,604

NOTE 9 - SUBSEQUENT EVENTS

On April 14, 2022, the Company sold to Magic Growth 3 LLC 69,445 shares of common stock for proceeds of $121,529 and warrants to purchase up to 69,425 shares of common stock for proceeds of $3,471. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remains the same at 6.29% per year and the monthly payments remain at $4,053 per month.

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

As the pandemic has continued, lead times are significantly extended and costs of raw materials and logistics are up significantly. The increased use of face masks and other personal protective equipment as a result of the pandemic created additional demand for our antifog product in 2020 and the first half of 2021. The increased demand caused a number of new participants to start selling antifog product that hurt our sales. As mask mandates have ended, we have seen demand fall off. All of this is reflected in our results for the period ended March 31, 2022. We continue to see progress in our efforts to place Nano Magic products in big box retail and secured several national big box retail placements. However, these customers are also suffering from supply chain disruptions and their focus on their core business is delaying roll-out of some of our solutions.

Our principal operating segments coincide with our different business activities and types of products sold. This is consistent with our internal reporting structure. Our two reportable segments for the three months ended March 31, 2022 were (i) the Product Segment and (ii) the Contract services Segment. For the three months ended March 31, 2021, the Company operated the same two segments.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2022 and 2021.

Comparison of Results of Operations for the Three Months ended March 31, 2022 and 2021

Revenues:

For the three months ended March 31, 2022 and 2021, revenues consisted of the following:

	Three Months Ended March 31,
	2022	2021
Sales:
Product segment	$605,862	$2,182,446
Contract services segment	80,396	128,729
Total segment and consolidated sales	$686,258	$2,311,175

For the three months ended March 31, 2022, sales from the Product segment decreased by $1,576,584 or 72% due to reduced demand for our anti-fog products.

For the three months ended March 31, 2022, sales from the Contract services segment decreased by $48,333 or 38% as compared to the three months ended March 31, 2021 primarily due to lack of new research contracts.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred and costs related to government and private research contracts in our Contract services segment.

For the three months ended March 31, 2022, cost of revenues decreased by $616,560 or 48% as compared to the three months ended March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Cost of revenues:
Product segment	$557,390	$1,130,776
Contract services segment	109,256	152,430
Total segment and consolidated cost of revenues	$666,646	$1,283,206

Gross profit and gross margin

Gross profit and gross margin by segment are as follows:

	Three Months Ended March 31,
Gross Profit	2022	%	2021	%
Product Segment	$48,472	8.0%	$1,051,670	48.2%
Contract services segment	$(28,860)	(35.9)%	(23,701)	(18.4)%
Total gross profit	$19,612	2.9%	$1,027,969	44.5%

* Gross margin % based on respective segments revenues.

For the three months ended March 31, 2022, as compared to the comparable 2021 period, the margin in the Product segment decreased by $1,003,198 due to reduced volume, particularly of anti-fog products. The margin for the Contract research segment for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 decreased by $5,159 primarily due to completion of government contracts without new or renewal research contracts.

Operating income and expenses

For the three months ended March 31, 2021, other operating income was $336,017. There was no other operating income for the three months ended March 31, 2022. The decrease reflected income from a settlement agreement in 2021 that has not continued in 2022.

For the three months ended March 31, 2022, operating expenses increased by $103,397 or 10% compared to the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended March 31,
	2022	2021
Selling and marketing expenses	$79,529	$30,588
Salaries, wages and related benefits	469,111	574,139
Research and development	7,489	1,876
Professional fees	253,979	192,641
General and administrative expenses	264,245	188,938
Total	$1,074,353	$988,182

●	For the three months ended March 31, 2022, selling and marketing expenses increased by $48,941 or 160% as compared to the three months ended March 31, 2021, due to an increase in advertising and expenses for trade shows that have resumed post-pandemic.

●	For the three months ended March 31, 2022, salaries, wages and related benefits decreased by $105,028 or 18%, as compared to the three months ended March 31, 2021. This was primarily attributable to bonus payments made in 2021 that were not made in 2022.

●	For the three months ended March 31, 2022, research and development costs increased by $5,613 or 299%, as compared to the three months ended March 31, 2021, due to ongoing product development efforts as we work to expand our product line.

●	For the three months ended March 31, 2022, professional fees increased by $61,338 or 32%, as compared to the three months ended March 31, 2021 due to an increase in the Company’s legal and professional expenses.

●

For the three months ended March 31, 2022, general and administrative expenses increased by $75,307 or 40% as compared to the three months ended March 31, 2021, reflecting increased support for the larger business operation.

Loss (income) from operations

As a result of the factors described above, for the three months ended March 31, 2022, loss from operations amounted to $1,053,480 as compared to income from operations of $375,804 for the three months ended March 31, 2021, a decrease of $1,429,284 or 380%.

Other non-operating expense (income)

For the three months ended March 31, 2022, other expense was $8,911 as compared to $5,407 for the three months ended March 31, 2021, an increase of $3,504 or 65% due to increased interest expense.

Net loss (income)

For the three months ended March 31, 2022, net loss amounted to $(1,063,652), as compared to net income of $370,397 for the three months ended March 31, 2021. For the three-month period the decrease was $1,424,519 or 385%

For the three months ended March 31, 2022 and March 31, 2021, net income (loss) amounted to $(0.11) per common share (basic and diluted), and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $903,843 and $303,374 of unrestricted cash as of March 31, 2022 and working capital of $1,003,127 and $242,474 of unrestricted cash as of December 31, 2021.

The following table sets forth a summary of changes in our working capital from December 31, 2021 to March 31, 2022:

			December 31, 2021 to March 31, 2022
	March 31, 2022	December 31, 2021	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$2,038,668	$2,156,666	$(117,998)	(5.47)%
Total current liabilities	1,134,825	1,153,539	(18,714)	(1.62)%
Working capital:	$903,843	$1,003,127	$(99,284)	(9.90)%

Net cash used by operating activities was $(752,515) for the three months ended March 31, 2022 as compared to net cash provided by operating activities was $291,031 for the three months ended March 31, 2021, a net change of $1,043,546 or 359%. Net cash used by operating activities for the three months ended March 31, 2022 was primarily due to a net loss of $1,063,652 adjusted for add-backs of $153,988 and changes in operating assets and liabilities of $157,149.

Net cash flow used in investing activities was $(4,910) for the three months ended March 31, 2022 and $(22,962) for the three months ended March 31, 2021.

Net cash provided by financing activities was $818,325 for the three months ended March 31, 2022 reflecting $875,000 in proceeds from sales of convertible notes, common stock and warrants, offset by repayments, as compared to $1,558,650 for the same period in 2021.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

On February 10, 2015, Nano Magic entered a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. At March 31, 2022, the amount due under the Equipment Note amounted to $30,114.

On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. See Note 9, Subsequent Events, regarding a further amendment of the Equipment Note.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses identified at December 31, 2021 are still in the process of being addressed as of March 31, 2022.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending proceedings.

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

On January 11, 2022, the Company sold to Magic Growth 3 LLC 222,223 shares of common stock for proceeds of $388,890 and warrants to purchase up to 222,195 shares of common stock for proceeds of $11,110. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

On February 22, 2022, the Company sold to Magic Growth 3 LLC 152,778 shares of common stock for proceeds of $267,362 and warrants to purchase up to 152,770 shares of common stock for proceeds of $7,638. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

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

Nano Magic Holdings Inc. (Registrant)

Date: May 16, 2022	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: May 16, 2022	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

