Form 10-Q
period 2022-06-30
Nano Magic Holdings Inc.
filed 2022-08-22
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 10,361,015 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET REVENUES	$493,782	$1,056,653	$1,012,925	$3,127,748

COST OF SALES	458,330	474,466	990,894	1,583,538

GROSS PROFIT	35,452	582,187	22,031	1,544,210

OTHER OPERATING INCOME	-	164,520	-	500,537

OPERATING EXPENSES:
Selling and marketing expenses	96,301	40,324	175,830	77,220
Salaries, wages and related benefits	356,118	760,164	819,339	1,290,543
Research and development	3,211	7,437	10,700	9,313
Professional fees	188,794	202,934	442,773	408,900
General and administrative expenses	211,463	269,851	463,261	439,066

Total Operating Expense	855,887	1,280,710	1,911,903	2,225,042

LOSS FROM OPERATIONS	(820,435)	(534,003)	(1,889,872)	(180,295)

OTHER INCOME (EXPENSE):
Loss on investment in subsidiary	(3,161)	-	(3,161)	-
Interest expense	(8,337)	(4,588)	(15,635)	(9,995)
Other income	3,886	10	2,625	10
Total Other Income (Expense)	(7,612)	(4,578)	(16,171)	(9,985)

LOSS FROM CONTINUING OPERATIONS	(828,047)	(538,581)	(1,906,043)	(190,280)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(13,045)	64,984	1,300	87,080
Gain on sale of discontinued operations	1,148,225	-	1,148,225	-

NET INCOME FROM DISCONTINUED OPERATIONS	1,135,180	64,984	1,149,525	87,080

NET INCOME (LOSS)	$307,133	$(473,597)	$(756,518)	$(103,200)

NET INCOME (LOSS) PER SHARE – BASIC:
Continuing operations	$(0.08)	$(0.06)	$(0.19)	$(0.02)
Discontinued operations	$0.11	$0.01	$0.11	$0.01
NET INCOME (LOSS) PER SHARE – BASIC:	$0.03	$(0.05)	$(0.08)	$(0.01)

NET INCOME (LOSS) PER SHARE – DILUTED:
Continuing operations	$(0.08)	$(0.06)	$(0.19)	$(0.02)
Discontinued operations	$0.11	$0.01	$0.11	$0.01
NET INCOME (LOSS) PER SHARE – DILUTED:	$0.03	$(0.05)	$(0.08)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,084,334	9,657,347	10,082,511	9,285,956
Diluted	10,084,334	9,657,347	10,082,511	9,285,956

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$392,530	$197,932
Accounts receivable, net	239,478	293,229
Inventory, net	1,324,508	1,379,005
Prepaid expenses and contract assets	181,491	212,127
Current portion of note receivable	40,000	-
Current assets of discontinued operations	-	74,373
Total Current Assets	2,178,007	2,156,666
Operating lease right-of-use assets	1,129,660	1,219,061
Property, plant and equipment, net	581,941	633,187
Note receivable, non-current	410,000	-
Non-marketable equity investment in subsidiary	189,696	-
Non-current assets of discontinued operations	-	97,687
Total Assets	$4,489,304	$4,106,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$423,496	$174,156
Accounts payable – related parties	15,000	21,066
Accrued expenses and other current liabilities	135,731	57,040
Current portion of notes payable	74,180	87,567
Advances from related parties	62,887	113,952
Current portion of lease liabilities	132,896	123,988
Contract liabilities	159,688	-
Current liabilities of discontinued operations	-	575,770
Total Current Liabilities	1,003,878	1,153,539
Notes payable, net of current portion	238,643	61,045
Lease liabilities, net of current portion	795,864	864,593
Non-current liabilities of discontinued operations	-	111,607
Total Liabilities	2,038,385	2,190,784

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 10,361,015 and 9,702,680 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,036	970
Additional paid-in capital	13,251,565	11,960,011
Accumulated deficit	(10,801,682)	(10,045,164)
Total Stockholders’ Equity	2,450,919	1,915,817
Total Liabilities and Stockholders’ Equity	$4,489,304	$4,106,601

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2022	10,077,681	$1,008	$12,702,228	$(11,108,815)	$1,594,421

Common stock issued for cash, net of issuance costs	283,334	28	495,806	-	495,834

Warrants on private placement	-	-	14,165	-	14,165

Stock-based compensation	-	-	39,366	-	39,366

Net income				307,133	307,133

Balance, June 30, 2022	10,361,015	1,036	13,251,565	(10,801,682)	2,450,919

Balance, March 31, 2021	$9,657,347	$965	$11,435,286	$(8,100,203)	$3,336,048

Stock-based compensation	-	-	233,286	-	233,286

Net loss	-	-	-	(473,597)	(473,597)

Balance, June 30, 2021	9,657,347	965	11,668,572	(8,573,800)	3,095,737

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(unaudited)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

Common stock issued for cash, net of issuance costs	658,335	66	1,152,020	-	1,152,086

Warrants on private placement	-	-	32,913	-	32,913

Stock-based compensation	-	-	106,621	-	106,621

Net loss	-	-	-	(756,518)	(756,518)

Balance, June 30, 2022	10,361,015	1,036	13,251,565	(10,801,682)	2,450,919

Balance, December 31, 2020	$8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services	42,890	4	40,996	-	41,000

Warrants on private placement	-	-	57,723	-	57,723

Stock-based compensation	-	-	259,717	-	259,717

Net loss	-	-	-	(103,200)	(103,200)

Balance, June 30, 2021	9,657,347	965	11,668,572	(8,573,800)	3,095,737

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,906,043)	$(190,280)
Net income from discontinued operations	1,149,525	87,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in inventory obsolescence reserve	2,331	75,000
Depreciation and amortization expense	56,159	50,460
Bad debt expense	30,629	-
Stock-based compensation	106,621	300,717
Change in operating assets and liabilities:
Accounts receivable	23,121	706,507
Accounts receivable - related party	-	(1,390)
Inventory	52,166	(465,997)
Prepaid expenses and contract assets	30,636	(121,030)
Accounts payable	249,340	(319,441)
Accounts payable - related party	(6,065)	(12,000)
Operating lease liabilities	29,575	33,228
Customer deposits	-	25,508
Accrued expenses	79,607	(14,927)
Contract liabilities	159,688	-
Total adjustments	813,808	256,635

Net cash (used by) provided by continuing operating activities	(1,092,235)	66,355
Net cash used by discontinued operating activities	(70,945)	(109,091)

NET CASH USED BY OPERATING ACTIVITIES	(1,163,180)	(42,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,910)	(62,640)

Net cash used by continuing investing activities	(4,910)	(62,640)
Net cash used by discontinued investing activities	-	(243)

NET CASH USED BY INVESTING ACTIVITIES	(4,910)	(62,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,184,999	1,500,800
Proceeds from issuance of convertible debt	200,000	-
Repayment of bank loans	(15,454)	(21,898)
Repayment of finance leases	(20,334)	(20,875)
Repayment of advances from related parties	(51,065)	(22,500)
Net cash provided by continuing financing activities	1,298,146	1,435,527
Net cash provided by discontinued financing activities	20,000	76,305

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,318,146	1,511,832

NET INCREASE (DECREASE) IN CASH	150,056	1,406,213

CASH in continuing operations, beginning of year	197,932	260,143
CASH in discontinued operations, beginning of year	44,542	27,991

CASH, end of period	$392,530	$1,694,347
Less: CASH in discontinued operations, end of period	$-	$18,032
CASH in continuing operations, end of period	$392,530	$1,676,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$15,635	$9,995

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nano Magic Holdings Inc. (“we”, “us”, “our”, “Nano Magic” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology. On March 3, 2020, we changed our name from PEN Inc. to Nano Magic Inc. and on March 2, 2021 we changed our name to Nano Magic Holdings Inc.

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

Effective May 31, 2022, we sold a 70% interest in our subsidiary, Applied Nanotech, Inc. (“ANI”). The contract research services performed by ANI for governmental and private customers was previously reported as our Contract research segment. As a result of this sale, the Company has deconsolidated ANI from its financial reporting, and we will report as only one segment. We retain a 30% interest in ANI that is now recorded as an equity investment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. The balance sheet at December 31, 2021 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2022.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited consolidated financial statements, the Company had losses from continuing operations and net cash used by continuing operations of $1,906,043 and $1,092,235 for the six months ended June 30, 2022 and a loss of $190,280 and cash provided by continuing operations $66,355 for the six months ended June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – DISCONTINUED OPERATIONS

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-term employees in exchange for a promissory note in the face amount of $450,000. The note bears interest at 7% and has semi-annual payments of principal initially in the amount of $20,000, increasing to $25,000 in May 2024 and to $30,000 in May 2026, with a final balloon payment of $80,000 due on December 31, 2029. The note is secured by a stock pledge, described below. In conjunction with the sale, we recognized a one-time gain of $1,148,225.

In connection with the sale, the capital structure of Applied Nanotech was changed to give us, as the holder of Class B common stock of Applied Nanotech, a 30% economic interest, certain information rights, special consent rights, and tag-along rights, as well as the obligation to sell our stock under certain circumstances if other stockholders are selling. The Class A stock acquired by the buyers was pledged to secure the promissory note given in payment of the purchase price.

The following includes the detail of major classes of assets and liabilities of discontinued operations summarized on the accompanying unaudited consolidated financial statements:

December 31
2021
ASSETS
CURRENT ASSETS:
Cash and investments	$55,258
Accounts receivable, net	19,115
Total Current Assets	74,373
Operating lease right-of-use assets	90,852
Property, plant and equipment, net	945
Other assets	5,890
Total Assets	$172,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$475,283
Accrued expenses and other current liabilities	12,434
Current portion of lease liabilities	42,291
Contract liabilities	45,762
Total Current Liabilities	575,770
Notes Payable, net of current portion	54,883
Lease liabilities, net of current portion	56,724
Total Liabilities	$687,377

The following is the detail of major line items that constitute income (loss) from discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Revenues	$91,329	$311,915	$258,444	$551,995
Cost of Sales	76,947	204,959	211,029	380,083
Gross Profit	14,382	106,956	47,415	171,912

Salaries, wages and related benefits	17,684	21,438	23,573	42,789
General and administrative expenses	9,514	12,920	21,961	26,663
Professional fees	-	6,951	-	14,715
Interest and other expense	229	663	581	665
Net income (loss) on discontinued operations	$(13,045)	$64,984	$1,300	$87,080

NOTE 3 – INVENTORY

At June 30, 2022 and December 31, 2021, inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$617,910	$673,518
Work-in-progress	315,470	314,461
Finished goods	459,201	456,768
	1,392,581	1,444,747
Less: reserve for obsolescence	(68,073)	(65,742)
Inventory, net	$1,324,508	$1,379,005

NOTE 4 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. Upon the sale on May 31, 2022, the Company recorded an investment in this subsidiary of $192,857. For the one-month period ended June 30, 2022, the Company recorded a loss of $3,161, reducing the balance to $189,696 on June 30, 2022.

NOTE 5 – FACTORING

Since September 1, 2020, The Company has participated in a factoring program with NOWaccount ® Network Corporation (“NOW”). At the time of a sale, NOW buys the receivables at a discount, based on the due date and other terms. The Company has not been using this program in 2022, and there were no costs associated with this program for the three-month and six-month periods ended June 30, 2022. Costs associated with this program were $5,593 and $9,057 for the three-month and six-month periods ended June 30, 2021, respectively.

NOTE 6 – DEBT AND EQUIPMENT FINANCING

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remains the same at 6.29% per year and the monthly payments remain at $4,053 per month. At June 30, 2022, the principal amount due under the Equipment Note amounted to $26,223 and is current.

On August 11, 2020, the company entered into a finance lease for furniture. We financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of June 30, 2022, the balance on the lease was $24,136; the current and non-current portions were $22,181 and $1,955 respectively.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of June 30, 2022, the balance on the lease was $6,184; the current and non-current portions were $4,918 and $1,266, respectively.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of June 30, 2022, the balance on the lease was $56,280; the current and non-current portions were $20,858 and $35,422, respectively.

In January and February of 2022, the company issued three convertible promissory notes for $200,000. The notes bear interest at a rate of 8% per annum and accrue during the term of the loan, payable semi-annually. The notes mature on March 31, 2025 and can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three month and six-month periods ended June 30, 2022, we accrued $6,000 each period in fees for each of the directors. Other compensation paid to directors was:

	Three Months ended June 30,				Six Months ended June 30,
	2022		2021		2022		2021
Ronald J. Berman	$30,000	+	$45,094	+	$84,150	+	$107,694
Tom J. Berman	$60,300	*	$93,546	*	$115,600	*	$266,499	*
Scott E. Rickert	$15,000	++	$12,000	++	$30,000	++	$22,500	++

+	Legal and consulting fees and in 2021 incudes commission paid under consulting agreement.
*	Indicates amount paid as salary and in 2021 includes bonus under employment agreement.
++	Repayment of advances previously made to the Company

One of the purchasers of the 70% interest in Applied Nanotech was Richard Fink who was one of our named executive officers until that sale.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021 and 2022. See the subsection on Sales of Stock under Issuances of Common Stock in Note 8.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On May 27, 2022, the Company sold to Magic Growth 3 LLC 213,889 shares of common stock for proceeds of $374,305 and warrants to purchase up to 213,885 shares of common stock for proceeds of $10,694. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

In total for the six months ended June 30, 2022, 658,335 shares of common stock were sold and issued for $1,152,086. Additionally, 658,275 warrants were sold for $32,914 and three convertible notes were issued for $200,000.

Stock Options

Stock options to purchase common stock outstanding at June 30, 2022 include the 130,700 options granted in February 2022 under the 2021 Equity Incentive Plan. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	2,133,702	$0.77	4.93	-
Exercised	-	-	-	-
Issued	130,700	$0.80	-	-
Expired & forfeited	(128,264)	1.87	-	-
Outstanding June 30, 2022	2,136,138	$0.71	2.98	$-

Exercisable June 30, 2022	1,139,196	$0.68	2.78	$-

	June 30, 2022	December 31, 2021
Stock options	2,136,138	2,133,702
Stock warrants	7,255,453	6,597,178
Total	9,391,591	8,730,880

Warrants

As of June 30, 2022, there were outstanding and exercisable warrants to purchase 7,255,453 shares of common stock. On May 26, 2022, the Board acted to extend the term of warrants that were issued in 2018, 2019, or the first quarter of 2020, adding an additional two years to the term of each of the 4,052,003 warrants issued in that period. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 61.5 months. As of June 30, 2022, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

2021 Equity Incentive Plan

On March 2, 2021, our Board adopted the 2021 Nano Magic 2021 Equity Incentive Plan (the “Plan”) to allow equity compensation for those who provide services to the Company and to encourage ownership in the Company by personnel whose service to the Company is important to its continued progress, to encourage recipients to act as owners and thereby in the stockholders’ interest and to enable recipients to share in the Company’s success. Initially, 85,000 shares were available for issuance under the Plan and that number of options were also granted to employees on March 2, 2021. On April 8, 2021 the number of shares under the Plan was increased by 2,500, and an additional 2,500 options were granted. On June 21, 2021 an additional 200,000 shares were made available for issuance under the Plan and options for 100,000 shares were granted, but subsequently forfeited. In February 2022, we granted 130,700 options with an exercise price of $0.80 and weighted average fair value on the grant date of $0.60.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of June 30, 2022 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of June 30, 2022, the Company has not accrued any amount for litigation contingencies.

NOTE 10 – SUBSEQUENT EVENTS

On July 27, 2022, the Company sold two additional convertible notes for an aggregate of $75,000. On August 17, 2022, the Board granted an aggregate of 25,000 options under the 2021 Equity Plan to several employees.

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

Effective May 31, 2022, we sold a majority interest in our subsidiary, Applied Nanotech, Inc. (“ANI”). ANI performs contract research services for the Company and for governmental and private customers and that work was previously reported as our Contract research segment. We retain a 30% interest in ANI that is now recorded as an equity investment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2022 and 2021.

Comparison of Results of Continuing Operations for the Three and Six Months ended June 30, 2022 and 2021

Revenues:

For the three and six months ended June 30, 2022 and 2021, revenues from continuing operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$493,782	$1,056,653	$1,012,925	$3,127,748

For the three months ended June 30, 2022, sales from continuing operations decreased by $562,871 or 53% as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022 revenues decreased by $2,114,823 or 68%, as compared to the six months ended June 30, 2021. The decreases were due to the high sales of anti-fog products during the first half of 2021 when masks were required in many situations due to the COVID-19 pandemic.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and overhead and shipping and handling costs incurred.

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Cost of sales:	$458,330	$474,466	$990,894	$1,583,538

For the three months ended June 30, 2022, cost of revenues decreased by $16,136 or 3% as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, cost of revenues decreased by $592,644 or 37% as compared to the six months ended June 30, 2021. Cost of sales decreased as sales volume dropped, but did not reduce proportionately because of overhead and other fixed production costs. We saw some price increases and shortages for some of our raw materials and packaging during the COVID-19 pandemic and the ongoing supply chain disruption, but thus far we have been able to obtain adequate supply.

Gross profit and gross margin

For the three months ended June 30, 2022, gross profit was $35,452 as compared to $582,187 for the prior year, a decrease of $546,735 or 94%. For the three months ended June 30, 2022 gross margin was 7.2% as compared to 55.1% in 2021. For the six months ended June 30, 2022, gross profit was $22,031 as compared to $1,544,210 for the prior year, a decrease of $1,522,179 or 99%. For the six months ended June 30, 2022 gross margin was 2.2% as compared to 49.4% in the prior year. For the three- and six-month periods the decreases were due to lower sales volumes as well as product mix.

Operating expenses

For the three months ended June 30, 2022, operating expenses decreased by $424,823 or 33% compared to the three months ended June 30, 2021. Similarly, for the six months period operating expenses decreased by $313,139 or 14% for the period ended June 30, 2022, as compared to the six months ended June 30, 2021. For the three and six months ended June 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling and marketing expenses	$96,301	$40,324	$175,830	$77,220
Salaries, wages and related benefits	356,118	760,164	819,339	1,290,543
Research and development	3,211	7,437	10,700	9,313
Professional fees	188,794	202,934	442,773	408,900
General and administrative expenses	211,463	269,851	463,261	439,066
Total	$855,887	$1,280,710	$1,911,903	$2,225,042

●	For the three months ended June 30, 2022, selling and marketing expenses increased by $55,977 or 139% as compared to the three months ended June 30, 2021, due to increased marketing expenses, sales consultants and trade show expenses. For the six months ended June 30, 2022, selling and marketing expenses increased by $98,610 or 128% as compared to the six months ended June 30, 2021, due to the foregoing factors.

●	For the three months ended June 30, 2022, salaries, wages and related benefits decreased by $404,046 or 53%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, salaries, wages and related benefits decreased by $471,204 or 37%, as compared to the six-months ended June 30, 2021. These decreases were due to lower bonus and equity compensation expenses, and reduced hiring in light of lower sales volumes.

●	For the three months ended June 30, 2022, research and development costs decreased by $4,226 or 57%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, research and development costs increased by $1,387 or 15%, as compared to the six months ended June 30, 2021. The changes were due to the timing of expenses in the course of ongoing work.

●	For the three months ended June 30, 2022, professional fees decreased by $14,140 or 7%, as compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, professional fees increased by $33,873 or 8%, as compared to the six months ended June 30, 2021. The changes were due to ongoing legal expenses related to our challenge to the SEC trading suspension and additional trademark expenses in 2022.

●

For the three months ended June 30, 2022, general and administrative expenses decreased by $58,388 or 22% as compared to the three months ended June 30, 2021 due to efforts to control costs in light of reduced sales. For the six months ended June 30, 2022, general and administrative expenses increased by $24,195 or 6% as compared to the six months ended June 30, 2021. The changes were due to increased costs on recurring expenses.

Loss (income) from operations

As a result of the factors described above, for the three months ended June 30, 2022, loss from operations amounted to $820,435 as compared to a loss of $534,003 for the three months ended June 30, 2021, a change of $286,432 or 54%. For the six months ended June 30, 2022, loss from operations amounted to $1,889,872 as compared to a loss of $180,295 for the six months ended June 30, 2021, an increase of $1,709,577 or 948%.

Loss (income) on investment in subsidiary

As a result of the sale of a 70% interest in ANI , we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three and six months ended June 30, 2022 that was a loss of $3,161.

Interest expense

For the three months ended June 30, 2022 interest expense was $8,337 as compared to $4,588, and for the six months ended June 30, 2022 interest expense was $15,635 up from $9,995 in the prior year. The increases were due to increased interest expense for financing leases.

Other income

For the three months ended June 30, 2022, other income was $3,886 as compared to $10 for the three months ended June 30, 2021. For the six months ended June 30, 2022, other income was $2,625 as compared to $10 for the six months ended June 30, 2021.

Loss from continuing operations

As a result of the foregoing, we reported a loss from operations of $828,047 for the three-month period ended June 30, 2022 and a loss of $538,581 for the three-month period in the prior year, an increase of $289,465 or 54%. For the six-month period ended June 30, 2022 our loss from continuing operations was $1,906,043 as compared to $190,280 for the six-month period ended June 30, 2021, an increase of $1,715,763 or 902%.

Income (loss) from discontinued operations

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-time employees in exchange for a promissory note in the face amount of $450,000. We recognized a one-time gain on the sale from this operation of $1,148,255 in the period ended June 30, 2022. On a continuing basis, we recognized a loss on that investment of $13,045 for the three-month period ended June 30, 2022 and on a comparative basis a gain of $64,984 for the three-month period ended June 30, 2021. For the six months ended June 30, 2022 we had income from discontinued operations of $1,300 and income of $87,080 on a comparative basis for the three-month period ended June 30, 2021.

Net loss (income)

For the three months ended June 30, 2022, net income was $(307,133) as compared to a net loss of $473,597 for the three months ended June 30, 2021. For the six months ended June 30, 2022, net loss amounted to $756,518 as compared to a loss of $103,200 for the six months ended June 30, 2021. The difference was primarily attributed to the one-time gain of $1,148,225 recognized on the sale of ANI in the three and six months ended June 30, 2022, offset by higher losses from operations of $286,431 and $1,709,577 in the three and six-months ended June 30, 2022 as compared to the three and six-months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $1,174,129 and $392,530 of unrestricted cash as of June 30, 2022 and working capital of $1,003,127 and $197,932 of unrestricted cash as of December 31, 2021.

The following table sets forth a summary of changes in our working capital from December 31, 2021 to June 30, 2022:

			December 31, 2021 to June 30, 2022
	June 30, 2022	December 31, 2021	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$2,178,007	$2,156,666	$21,341	0.99%
Total current liabilities	1,003,878	1,153,539	(149,661)	(12.97)%
Working capital:	$1,174,129	$1,003,127	$171,002	17.05%

Current assets were essentially flat. The decrease in current liabilities was an increase in accounts payable offset by a decrease in advances from related parties and the elimination of the current liabilities of ANI as a result of the sale of a 70% interest in that subsidiary.

Net cash used by operating activities was $(1,163,180) for the six months ended June 30, 2022 as compared to net cash used by operating activities of $(42,736) for the six months ended June 30, 2021, a net change of $(1,205,916) or (2,822)%. Net cash used by operating activities for the six months ended June 30, 2022 primarily resulted from net loss from continuing operations of $(1,906,043) offset by net income from discontinued operations of $1,149,525 adjusted for add-backs of $195,740 and changes in operating assets and liabilities of $618,068.

Net cash used by continuing investing activities was $(4,910) for the six months ended June 30, 2022, as compared to net cash used by continuing investing activities of $(62,640) for the same period in 2021. Net cash used by discontinued investing activities was $0 and $(243) for the six months ended June 30, 2022 and June 30, 2021, respectively.

Net cash provided by continuing financing activities was $1,298,146 for the six months ended June 30, 2022 reflecting $1,385,000 in proceeds from sales of common stock, warrants and convertible notes, as compared to net cash provided by continuing financing activities of $1,435,527 for the same period in 2021. Net cash provided by discontinued financing activities was $20,000 and $76,305 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

See note 6 to our unaudited condensed consolidated financial statements regarding our equipment loan and financing leases.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded that we do not have sufficient resources in our accounting function to have segregation of duties so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. However, to the extent possible, these tasks are performed by separate individuals. Management evaluated our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2022, the Company sold to Magic Growth 3 LLC 213,889 shares of common stock for proceeds of $374,305 and warrants to purchase up to 213,885 shares of common stock for proceeds of $10,694. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

On July 27, 2022, the Company sold two additional convertible notes for an aggregate of $75,000.

The sales and issuances of stock and other securities were exempt from registration under Section 4(2) of the Securities Act. Cash proceeds were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1*	From of Amendment to Warrant[s] dated May 26, 2022
10.1*	Stock Purchase Agreement, dated as of May 27, 2022, by and among Jaqueline M Soptick, Richard Lee Fink and Nano Magic Holdings Inc.
10.2*	Secured Promissory Note dated May 31, 2022 made by Jacqueline M. Soptick and Richard Lee Fink
31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Magic Holdings Inc. (Registrant)

Date: August 22, 2022	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: August 22, 2022	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

