Form 10-Q
period 2022-09-30
Nano Magic Holdings Inc.
filed 2022-11-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 10,430,460 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUES	$807,026	$545,515	$1,819,951	$3,673,263

COST OF SALES	698,448	525,892	1,689,342	2,109,430

GROSS PROFIT	108,578	19,623	130,609	1,563,833

OTHER OPERATING INCOME	95,701	51,572	95,701	552,109

OPERATING EXPENSES:
Selling and marketing expenses	88,635	59,203	264,465	136,423
Salaries, wages and related benefits	359,273	464,042	1,178,612	1,754,585
Research and development	4,566	2,482	15,266	11,795
Professional fees	129,362	183,167	572,135	592,067
General and administrative expenses	183,728	161,594	646,989	600,660

Total Operating Expense	765,564	870,488	2,677,467	3,095,530

LOSS FROM OPERATIONS	(561,285)	(799,293)	(2,451,157)	(979,588)

OTHER INCOME (EXPENSE)
Income from investment in subsidiary	19,203	-	16,042	-
Interest expense	(10,779)	(3,879)	(26,414)	(13,874)
Other income	10,267	-	12,892	10
Total Other Income (Expense)	18,691	(3,879)	2,520	(13,864)

LOSS FROM CONTINUING OPERATIONS	(542,594)	(803,172)	(2,448,637)	(993,452)

INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations	-	45,603	1,300	132,683
Gain on sale of discontinued operations	-	-	1,148,225	-

NET INCOME FROM DISCONTINUED OPERATIONS	-	45,603	1,149,525	132,683

NET LOSS	$(542,594)	$(757,569)	$(1,299,112)	$(860,769)

NET INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(0.05)	$(0.08)	$(0.24)	$(0.11)
Discontinued operations	$-	$0.00	$0.11	$0.01
NET INCOME (LOSS) PER SHARE - BASIC:	$(0.05)	$(0.08)	$(0.13)	$(0.09)

NET INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.05)	$(0.08)	$(0.24)	$(0.11)
Discontinued operations	$-	$0.00	$0.11	$0.01
NET INCOME (LOSS) PER SHARE - DILUTED:	$(0.05)	$(0.08)	$(0.13)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,108,489	9,657,347	10,184,881	9,411,574
Diluted	10,108,489	9,657,347	10,184,881	9,411,574

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$206,286	$197,932
Accounts receivable, net	356,148	293,229
Inventory, net	1,324,628	1,379,005
Prepaid expenses and contract assets	167,878	212,127
Current portion of note receivable	40,000	-
Current assets of discontinued operations	-	74,373
Total Current Assets	2,094,940	2,156,666
Operating lease right-of-use assets	1,084,036	1,219,061
Property, plant and equipment, net	553,875	633,187
Note receivable, non-current	385,000	-
Non-marketable equity investment in subsidiary	208,899	-
Non-current assets of discontinued operations	-	97,687
Total Assets	$4,326,750	$4,106,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$545,963	$174,156
Accounts payable - related parties	15,000	21,066
Accrued expenses and other current liabilities	186,977	57,040
Current portion of notes payable	59,584	87,567
Advances from related parties	47,887	113,952
Current portion of lease liabilities	137,487	123,988
Contract liabilities	159,688	-
Current liabilities of discontinued operations	-	575,770
Total Current Liabilities	1,152,586	1,153,539
Notes Payable, net of current portion	329,878	61,045
Lease liabilities, net of current portion	760,433	864,593
Non current liabilities of discontinued operations	-	111,607
Total Liabilities	2,242,897	2,190,784

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 10,430,460 and 9,702,680 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,043	970
Additional paid-in capital	13,427,086	11,960,011
Accumulated deficit	(11,344,276)	(10,045,164)
Total Stockholders’ Equity	2,083,853	1,915,817
Total Liabilities and Stockholders’ Equity	$4,326,750	$4,106,601

See accompanying notes to consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2022	10,361,015	$1,036	$13,251,565	$(10,801,682)	$2,450,919

Common stock issued for cash, net of issuance costs	69,445	7	121,522	-	121,529

Warrants and options on private placement	-	-	3,471	-	3,471

Stock-based compensation	-	-	50,528	-	50,528

Net income	-	-	-	(542,594)	(542,594)

Balance, September 30, 2022	10,430,460	1,043	13,427,086	(11,344,276)	2,083,853

Balance, June 30, 2021	$9,657,347	$965	$11,668,572	$(8,573,800)	$3,095,737

Stock-based compensation	-	-	125,001	-	125,001

Net loss	-	-	-	(757,569)	(757,569)

Balance, September 30, 2021	9,657,347	965	11,793,573	(9,331,369)	2,463,169

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

Common stock issued for cash, net of issuance costs	727,780	73	1,273,542	-	1,273,615

Warrants and options on private placement	-	-	36,384	-	36,384

Stock-based compensation	-	-	157,149	-	157,149

Net loss				(1,299,112)	(1,299,112)

Balance, September 30, 2022	10,430,460	1,043	13,427,086	(11,344,276)	2,083,853

Balance, December 31, 2020	$8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services	42,890	4	40,996	-	41,000

Warrants , options, and warrant options on private placement	-	-	57,723	-	57,723

Stock-based compensation	-	-	384,718	-	384,718

Net loss	-	-	-	(860,769)	(860,769)

Balance, September 30, 2021	9,657,347	965	11,793,573	(9,331,369)	2,463,169

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,448,637)	$(993,452)
Net income from discontinued operations	1,149,525	132,683
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	(2,888)	75,000
Depreciation and amortization expense	84,222	77,247
Bad debt expense	17,980	-
Stock-based compensation	157,149	430,718
Income from investment in subsidiary	(16,042)
Change in operating assets and liabilities:
Accounts receivable	(80,900)	1,005,640
Accounts receivable - related party	-	(1,390)
Inventory	57,265	(512,441)
Prepaid expenses and contract assets	44,249	(88,578)
Accounts payable	371,805	(522,617)
Accounts payable - related party	(6,065)	-
Operating lease liabilities	44,361	49,841
Customer deposits	-	52,968
Accrued expenses	128,995	(93,246)
Contract liabilities	159,688	-
Total adjustments	959,819	473,142

Net cash used by continuing operating activities	(1,488,818)	(520,310)
Net cash used by discontinued operating activities	(72,245)	(120,886)

NET CASH USED BY OPERATING ACTIVITIES	(1,561,063)	(641,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	25,000	-
Purchases of property and equipment	(4,910)	(104,585)

Net cash provided (used) by continuing investing activities	20,090	(104,585)
Net cash used by discontinued investing activities	-	(242)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	20,090	(104,827)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,310,000	1,500,800
Proceeds from issuance of convertible debt	300,000	-
Repayment of bank loans	(25,392)	(33,107)
Repayment of finance leases	(33,758)	(33,638)
Repayment of advances from related parties	(66,065)	(37,500)
Net cash provided by continuing financing activities	1,484,785	1,396,555
Net cash provided by discontinued financing activities	20,000	76,305

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,504,785	1,472,860

NET INCREASE (DECREASE) IN CASH	(36,188)	726,837

CASH in continuing operations, beginning of year	197,932	260,145
CASH in discontinued operations, beginning of year	44,542	27,989

CASH, end of period	$206,286	$1,014,971
Less: CASH in discontinued operations, end of period	$-	$16,730
CASH in continuing operations, end of period	$206,286	$998,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$26,995	$14,632

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Through the Company’s wholly-owned subsidiary, Nano Magic LLC, formerly known as PEN Brands LLC, we develop, manufacture and sell consumer and institutional products using nanotechnology to deliver unique performance attributes on the surfaces of a wide variety of substrates. These products are marketed internationally directly to consumers and also to retailers and other institutional customers. On March 31, 2020, PEN Brands LLC changed its name to Nano Magic LLC.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. The balance sheet at December 31, 2021 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 30, 2022.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited consolidated financial statements, the Company had losses from continuing operations and net cash used by continuing operations of $2,448,637 and $1,488,818 for the nine months ended September 30, 2022 and a loss from continuing operations of $993,452 and cash used by continuing operations of $520,310 for the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following includes the detail of major classes of assets and liabilities of discontinued operations summarized on the accompanying unaudited consolidated financial statements:

December 31
2021
ASSETS
CURRENT ASSETS:
Cash and investments	$55,258
Accounts receivable, net	19,115
Total Current Assets	74,373
Operating lease right-of-use assets	90,852
Property, plant and equipment, net	945
Other assets	5,890
Total Assets	$172,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$475,283
Accrued expenses and other current liabilities	12,434
Current portion of lease liabilities	42,291
Contract liabilities	45,762
Total Current Liabilities	575,770
Notes Payable, net of current portion	54,883
Lease liabilities, net of current portion	56,724
Total Liabilities	$687,377

The following is the detail of major line items that constitute income from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Revenues	$-	$146,202	$258,444	$698,197
Cost of Sales	-	137,551	211,029	517,634
Gross Profit	-	8,651	47,415	180,563

Salaries, wages and related benefits	-	21,054	23,573	63,843
General and administrative expenses	-	8,116	21,961	47,869
Professional fees	-	13,090	-	14,715
Other income	-	(79,305)		(79,305)
Interest and other expense	-	93	581	758
Income on discontinued operations	-	45,603	1,300	132,683
Gain on sale of discontinued operations	-	-	1,148,225	-
Net income from discontinued operations	$-	$45,603	$1,149,525	$132,683

NOTE 3 – INVENTORY

At September 30, 2022 and December 31, 2021, inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$703,093	$673,518
Work-in-progress	303,774	314,461
Finished goods	380,615	456,768
	1,387,482	1,444,747
Less: reserve for obsolescence	(62,854)	(65,742)
Inventory, net	$1,324,628	$1,379,005

NOTE 4 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. As of June 30, 2022, the investment was $189,696. For the three-month period ended September 30, 2022, the Company recorded income from the investment of $19,203 increasing the balance to $208,899 on September 30, 2022.

NOTE 5 – FACTORING

Since September 1, 2020, The Company has participated in a factoring program with NOWaccount ® Network Corporation (“NOW”). At the time of a sale, NOW buys the receivables at a discount, based on the due date and other terms. The Company has not been using this program in 2022, and there were no costs associated with this program for the three-month and nine-month periods ended September 30, 2022. Costs associated with this program were $1,451 and $10,511 for the three-month and nine-month periods ended September 30, 2021, respectively.

NOTE 6 – DEBT AND EQUIPMENT FINANCING

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remains the same at 6.29% per year and the monthly payments remain at $4,053 per month. At September 30, 2022, the principal amount due under the Equipment Note amounted to $14,421 and is current.

On August 11, 2020, the company entered into a finance lease for furniture. We financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of September 30, 2022, the balance on the lease was $18,806 and is current.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of September 30, 2022, the balance on the lease was $4,977 and is current.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of September 30, 2022, the balance on the lease was $51,258; the current and non-current portions were $21,380 and $29,878, respectively.

In January and February of 2022, the company issued three convertible promissory notes for $200,000. In the three months ended September 30, 2022, three additional notes were issued aggregating $100,000. The notes bear interest at a rate of 8% per annum and accrue during the term of the loan, payable semi-annually. The notes mature on March 31, 2025 and March 31, 2026, and all can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

NOTE 7 – RELATED PARTY TRANSACTIONS

For the three month and nine-month periods ended September 30, 2022, we accrued $6,000 each period in fees for each of the directors. Other compensation paid to directors was:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Ronald J. Berman	$30,000	$30,000	$114,150	$137,693
Tom J. Berman	$30,000	$35,207	$145,900	$304,704

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

On August 29, 2022, the Company sold to Magic Growth 3 LLC 69,445 shares of common stock for proceeds of $121,529 and warrants to purchase up to 69,425 shares of common stock for proceeds of $3,471. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

In total for the nine months ended September 30, 2022, 727,780 shares of common stock were sold and issued for $1,273,615. Additionally, 727,700 warrants were sold for $36,385 and six convertible notes were issued for $300,000.

Stock Options

Stock options to purchase common stock outstanding at September 30, 2022 include the 130,700 options granted in February 2022 and 15,000 options granted in August 2022 under the 2021 Equity Incentive Plan. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	2,133,702	$0.77	4.93	-
Exercised	-	-	-	-
Issued	145,700	$0.80	-	-
Expired & forfeited	(143,163)	$1.76	-	-
Outstanding September 30, 2022	2,136,239	$0.71	2.73	$-

Exercisable September 30, 2022	1,168,329	$0.68	2.58	$-

	September 30, 2022	December 31, 2021
Stock options	2,136,239	2,133,702
Stock warrants	7,324,878	6,597,178
Total	9,461,117	8,730,880

Warrants

As of September 30, 2022, there were outstanding and exercisable warrants to purchase 7,324,878 shares of common stock. On May 26, 2022, the Board acted to extend the term of warrants that were issued in 2018, 2019, or the first quarter of 2020, adding an additional two years to the term of each of the 4,052,003 warrants issued in that period. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 61.3 months. As of September 30, 2022, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

2021 Equity Incentive Plan

On March 2, 2021, our Board adopted the 2021 Nano Magic 2021 Equity Incentive Plan (the “Plan”) to allow equity compensation for those who provide services to the Company and to encourage ownership in the Company by personnel whose service to the Company is important to its continued progress, to encourage recipients to act as owners and thereby in the stockholders’ interest and to enable recipients to share in the Company’s success. Initially, 85,000 shares were available for issuance under the Plan and that number of options were also granted to employees on March 2, 2021. On April 8, 2021 the number of shares under the Plan was increased by 2,500, and an additional 2,500 options were granted. On June 21, 2021 an additional 200,000 shares were made available for issuance under the Plan and options for 100,000 shares were granted, but subsequently forfeited. In February 2022, we granted 130,700 options with an exercise price of $0.80 and weighted average fair value on the grant date of $0.60. In August 2022, we granted 15,000 options with an exercise price of $0.80 and weighted average fair value on the grant date of $0.60.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of September 30, 2022 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of September 30, 2022, the Company has not accrued any amount for litigation contingencies.

NOTE 10 – SUBSEQUENT EVENTS

On October 26, 2022, the Company received $25,000 for a convertible promissory note with a one-year maturity and 8% interest rate.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes and markets cutting-edge consumer and industrial products powered by nanotechnology to clean, protect and enhance every-day surfaces. Our primary business is the formulation, marketing and sale of products powered by nanotechnology bearing the Nano Magic brand as well as Ultra Clarity and Defog It brand names and we also private label our solutions, such as our eyeglass cleaner, our defogging products and nanocoating products for glass and ceramics. We have historically sold our consumer products directly to opticians and ophthalmologists and small optical retailers and we will continue to do so, even as we are now working to expand product portfolio and our consumer sales through big box retailers and e-commerce.

Effective May 31, 2022, we sold a majority interest in our subsidiary, Applied Nanotech, Inc. (“ANI”). ANI performs contract research services for the Company and for governmental and private customers and that work was previously reported as our Contract research segment. We retain a 30% interest in ANI that is now recorded as an equity investment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2022 and 2021.

Comparison of Results of Continuing Operations for the Three and Nine Months ended September 30, 2022 and 2021

Revenues:

For the three and nine months ended September 30, 2022 and 2021, revenues from continuing operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$807,026	$545,515	$1,819,951	$3,673,263

For the three months ended September 30, 2022, sales from continuing operations increased by $261,511 or 48% as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022 revenues decreased by $1,853,312 or 50%, as compared to the nine months ended September 30, 2021. The increase for the three-month period was due primarily to growth in the company’s e-commerce sales channel. The decrease for the nine-month period was primarily due to the high sales of anti-fog products during the first half of 2021 when masks were required in many situations due to the COVID-19 pandemic.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and overhead and shipping and handling costs incurred.

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Cost of sales:	$698,448	$525,892	$1,689,342	$2,109,430

For the three months ended September 30, 2022, cost of revenues increased by $172,556 or 33% as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, cost of revenues decreased by $420,088 or 20% as compared to the nine months ended September 30, 2021. For the three-month period, the increase reflects the higher sales volume as compared to the prior year. For the nine-month period, cost of sales decreased as sales volume dropped, but did not reduce proportionately because of overhead and other fixed production costs. We saw some price increases and shortages for some of our raw materials and packaging during the COVID-19 pandemic and the ongoing supply chain disruption, but thus far we have been able to obtain adequate supply.

Gross profit and gross margin

For the three months ended September 30, 2022, gross profit was $108,578 as compared to $19,623 for the prior year, an increase of $88,955 or 453%. For the nine months ended September 30, 2022, gross profit was $130,609 as compared to $1,563,833 for the prior year, a decrease of $1,433,224 or 92%. For the nine months ended September 30, 2022, gross margin was 7.2% as compared to 42.6% in the prior year. For the three months ended September 30, 2022, gross margin was 13.5% as compared to 3.6% in the prior year. For the three-month period the improvement was due to a combination of higher sales volume and lower fixed overhead costs at the plant. For the nine-month period the decrease was due to lower sales volumes as well as product mix.

Other operating income

For the three months ended September 30, 2022, other operating income increased by $44,129 or 86% compared to the three months ended September 30, 2021. This was due primarily to settlement income from a customer in the third quarter of 2022. For the nine months ended September 30, 2022, other operating income decreased by $456,408 or 83% compared to the nine months ended September 30, 2021. This was due primarily to settlement income from a third party received in the first half of 2021 that significantly decreased in subsequent periods.

Operating expenses

For the three months ended September 30, 2022, operating expenses decreased by $104,924 or 12% compared to the three months ended September 30, 2021. Similarly, for the nine months period operating expenses decreased by $418,063 or 14% for the period ended September 30, 2022, as compared to the nine months ended September 30, 2021. For the three and nine months ended September 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling and marketing expenses	$88,635	$59,203	$264,465	$136,423
Salaries, wages and related benefits	359,273	464,042	1,178,612	1,754,585
Research and development	4,566	2,482	15,266	11,795
Professional fees	129,362	183,167	572,135	592,067
General and administrative expenses	183,728	161,594	646,989	600,660
Total	$765,564	$870,488	$2,677,467	$3,095,530

●	For the three months ended September 30, 2022, selling and marketing expenses increased by $29,432 or 50% as compared to the three months ended September 30, 2021, due to increased marketing expenses, sales consultants and trade show expenses. For the nine months ended September 30, 2022, selling and marketing expenses increased by $128,042 or 94% as compared to the nine months ended September 30, 2021, due to the foregoing factors.

●	For the three months ended September 30, 2022, salaries, wages and related benefits decreased by $104,769 or 23%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, salaries, wages and related benefits decreased by $575,973 or 33%, as compared to the nine-months ended September 30, 2021. These decreases were due to lower bonus and equity compensation expenses, and reduced staffing in light of lower sales volumes.

●	For the three months ended September 30, 2022, research and development costs increased by $2,084 or 84%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, research and development costs increased by $3,471 or 29%, as compared to the nine months ended September 30, 2021. The changes were due to the timing of expenses in the course of ongoing work.

●	For the three months ended September 30, 2022, professional fees decreased by $53,805 or 29%, as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, professional fees decreased by $19,932 or 3%, as compared to the nine months ended September 30, 2021. The changes were due to ongoing legal expenses related to our challenge to the SEC trading suspension and additional trademark expenses in 2022 that decreased in comparison to prior periods in 2021.

●	For the three months ended September 30, 2022, general and administrative expenses increased by $22,134 or 14% as compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, general and administrative expenses increased by $46,329 or 8% as compared to the nine months ended September 30, 2021. In both comparative periods costs increased primarily due to increased board and governance costs.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2022, loss from operations amounted to $561,285 as compared to a loss of $799,293 for the three months ended September 30, 2021, a change of $238,008 or 30%. For the nine-month period ended September 30,2022, the loss was $2,451,157, as compared to a loss of $979,588 for the nine months ended September 30, 2021, an increase of $1,471,569 or 150%.

Income from investment in subsidiary

As a result of the sale of a 70% interest in ANI , we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three months ended September 30, 2022 that was income of $19,203, and for the nine months then ended income of $16,042.

Interest expense

For the three months ended September 30, 2022 interest expense was $10,799 as compared to $3,879 in the prior year, and for the nine months ended September 30, 2022 interest expense was $26,414 up from $13,874 in the prior year. The increases were due to interest expense for convertible notes issued in 2022.

Other income

For the three months ended September 30, 2022, other income was $10,267 as compared to $0 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, other income was $12,892 as compared to $10 for the nine months ended September 30, 2021. The increases were due to interest income accrued on notes receivable issued in 2022.

Loss from continuing operations

As a result of the foregoing, we reported a loss from continuing operations of $542,594 for the three-month period ended September 30, 2022 and a loss of $803,172 for the three-month period in the prior year, a decrease of $260,578 or 32%. For the nine-month period ended September 30, 2022 our loss from continuing operations was $2,448,637 as compared to $993,452 for the nine-month period ended September 30, 2021, an increase of $1,455,185 or 146%.

Income (loss) from discontinued operations

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-time employees in exchange for a promissory note in the face amount of $450,000. We recognized no income on that discontinued operation for the three-month period ended September 30, 2022 and on a comparative basis we recognized income of $45,603 for the three-month period ended September 30, 2021. For the nine months ended September 30, 2022 we had income from discontinued operations of $1,300 and income of $132,863 on a comparative basis for the three-month period ended September 30, 2021. For the nine months ended September 30, 2022, we reported a gain on sale of discontinued operations of $1,148,225 and $0 on a comparative basis for the nine-month period ended September 30, 2021.

Net loss (income)

For the three months ended September 30, 2022, net loss was $542,594 as compared to a net loss of $757,569 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net loss amounted to $1,299,112 as compared to a loss of $860,769 for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $942,354 and $206,286 of unrestricted cash as of September 30, 2022 and working capital of $1,003,127 and $197,932 of unrestricted cash as of December 31, 2021.

The following table sets forth a summary of changes in our working capital from December 31, 2021 to September 30, 2022:

			December 31, 2021 to September 30, 2022
	September 30, 2022	December 31, 2021	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$2,094,940	$2,156,666	$(61,726)	(2.86)%
Total current liabilities	1,152,586	1,153,539	(953)	(0.08)%
Working capital:	$942,354	$1,003,127	$(60,773)	(6.06)%

The decrease in current assets is primarily attributable to a decrease in inventory and prepaid expenses partially offset by an increase in accounts receivable.

Net cash used by operating activities was $(1,561,063) for the nine months ended September 30, 2022 as compared to net cash used by operating activities of $(641,196) for the nine months ended September 30, 2021, a net change of $(919,867) or 143%. Net cash used by operating activities for the nine months ended September 30, 2022 primarily resulted from net loss from continuing operations of $(2,448,637) adjusted for add-backs of $240,421 and changes in operating assets and liabilities of $719,398.

Net cash provided by continuing investing activities was $20,090 for the nine months ended September 30, 2022, as compared to net cash used by continuing investing activities of $(104,585) for the same period in 2021. Net cash used by discontinued investing activities was $0 and $(242) for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Net cash provided by continuing financing activities was $1,484,785 for the nine months ended September 30, 2022 reflecting $1,610,000 in proceeds from sales of common stock, warrants and convertible notes, as compared to net cash provided by continuing financing activities of $1,396,555 for the same period in 2021. Net cash provided by discontinued financing activities was $20,000 and $76,305 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2022, the Company sold an additional convertible note for an aggregate of $25,000.

On August 29, 2022, the Company sold to Magic Growth 3 LLC 69,445 shares of common stock for proceeds of $121,529 and warrants to purchase up to 69,425 shares of common stock for proceeds of $3,471. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

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

Nano Magic Holdings Inc. (Registrant)

Date: November 14, 2022	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: November 14, 2022	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

