Form 10-K
period 2022-12-31
Nano Magic Inc.
filed 2023-04-11
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received b any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTCQB system on June 30, 2022 of $0.25, was approximately $1,124,627.

As of April 11, 2023, the registrant had 10,790,980 shares of common stock issued and outstanding.

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

PART I

Item 1. Business

Nano Magic Inc., a Delaware corporation (“we”, “us”, “our”, “Nano Magic” or the “Company”), formerly Nano Magic Holdings Inc., develops, commercializes and markets nanotechnology powered consumer and industrial cleaners and coatings to clean, protect, and enhance products for peak performance. Consumer products include lens and screen cleaners and coatings, anti-fog solutions, and household and automotive cleaners and protective coatings sold direct-to-consumer and in big box retail. Nano Magic also sells branded and private label cleaners and coatings into the optical, safety, and industrial channels. Our focus is to expand our direct-to-consumer sales through e-commerce and to grow sales to big box retailers. We continue to sell our consumer products directly to opticians and ophthalmologists and small optical retailers.

Effective May 31, 2022, we sold a 70% interest in our subsidiary, Applied Nanotech, Inc. (“ANI”). The contract research services performed by ANI for governmental and private customers was previously reported as our Contract research segment. As a result of this sale, the Company has deconsolidated ANI from its financial reporting, and we will report as only one segment. We retain a 30% interest in ANI that is now recorded as an equity investment. On December 31, 2022, our wholly-owned subsidiary Nano Magic LLC was merged into the parent company and we changed our name to Nano Magic Inc.

Our revenue is based on the retail and institutional sale of specialty products utilizing nanotechnology to deliver unique performance attributes. We work to understand surfaces at the nano scale, and our products for surfaces can be used on a wide variety of substrates. Our consumer products are sold as liquids, gels, foam and as wet and dry towelettes. Institutional coating products are typically sold in liquid form enabling application by a variety of common commercial techniques We rely on intellectual property including trade secret formulations to protect our proprietary technology.

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

Our consumer products are primarily customized cleaning and protection solutions. With respect to our consumer products, we strive to create segment leading brands for solutions that are sustainable, of high quality, and that are both easy and safe to apply. We emphasize convenience, such as our product that combines antifog and cleaning into one product for convenience for our users. This, and other products can be used on eyeglasses, safety goggles and glasses, extreme sport glasses, goggles and visors. Our solutions are also packaged for use on electronic screens, windows, mirrors, shower doors, and other similar clear surfaces along with the cleaning of everyday household surfaces. We have also expanded into the auto care sector with Force Field® windshield protection. This product creates a non-stick, super water repellent protective barrier — like a force field — to protect the windshield against rain, bugs, and salt. The coating solution is easy-to-apply and improves visibility and safety while driving.

Industrial surface treatment products include a family of coating liquids that create nano-thin, strongly-bound, invisible, “forcefield”-like coatings on glass and ceramic surfaces and a series of clear coatings for plastics incorporating submicron sized particles to improve abrasion resistance and wear resistance without sacrificing transparency. We manufacture our formulations internally to protect our technology and strive to maintain the highest quality for the products that we and our commercial partners bring to the marketplace.

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

3.	Sustainability: Creating nano-scale devices and formulas using safe, natural ingredients and manufacturing methods while avoiding the use of harsh chemicals whenever possible.

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

Our industrial coating products are sold directly to institutional and industrial customers.

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

Competition

Products sold into the optical segment, which has historically been our core sales channel, have a small number of significant competitors. Our products are known to be the “benchmark” products in the optical segment and generally outperform those of our competitors. Some of our products in this segment do compete for certain customers or certain applications against lower-priced, traditional materials. Most of the companies selling products into the optical segment are privately-held U.S. packaging or catalog companies. Examples in the U.S. include Hilco Accessories, California Accessories, and Amcon Laboratories. Internationally, the catalog company, Prosben, Inc., from the Peoples Republic of China is a competitor. These companies sell to opticians and optical stores but are not selling direct to consumer or in big box retail and pharmacies. Optical company, Carl Zeiss, sells its branded optical products in big box retail in those chains where it has optical stores.

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

Key Customers

A limited number of key customers historically accounted for a majority of our revenue. In 2022, two accounts represented 44% of revenues. In 2021, four accounts represented 58% of revenue.

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

Research and Development

Research and development drive our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $16,777 for the year ended December 31, 2022, and $34,875 for the year ended December 31, 2021. This represented approximately 0.47% and 0.89% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes branding and packaging, development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

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

OSHA, the EPA, and other governmental agencies, both in the United States, the specific states in which we or our customers sell products, and foreign countries, may adopt additional rules and regulations that may affect us and products using our technology. The cost of compliance with these regulations has not been significant to us in the past and is not expected to be material in the future. Changing regulations, including those regulating polyfluoroalkyl substances (PFASs), can affect us and our customers, and we have in the past, and may be required in the future, to reformulate or change formulas and packaging to address regulatory issues. This can affect timing of sales which may be significant in an accounting period.

Our commercial products do not require any government approvals.

Employees and Human Capital

As of December 31, 2022, we had 19 full-time employees. Our employees are valued team members and are important to our growth and success. This is especially true given our relatively small size. By cross-training so that individuals can master a number of different tasks, we try to create a more challenging work environment and minimize disruption in the case of absence or employee departures. We strive to provide a positive work environment emphasizing a positive attitude, team work and ethical behavior. In the first quarter of 2023, some of our key personnel agreed to take half their salary in stock to help us conserve cash. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

General information about the Company can be found on our website, www.nanomagic.com

Item 1A. Risk Factors

The pandemic has disrupted the global economy and Nano Magic’s supply chain and the long-term effects of the pandemic and related economic disruption cannot be predicted.

The COVID-19 pandemic coupled with government orders and regulations designed to address the effects of the pandemic disrupted the U.S. and global economies. The duration of the disruption and the short and long-term effects of new and changing requirements and new consumer and business behaviors are impossible to predict.

Nano Magic experienced increased demand for its anti-fog product as a result of the pandemic which attracted new entrants to that market segment. That demand has fallen as mask mandates and mask wearing has declined. The staying power of new entrants who took advantage of the demand is unknown.

Labor shortages, inflation, and a variety of government regulations continue to affect Nano Magic customers – both consumer and retail stores – and the continuing impact on customers, the supply chain, raw materials supply and pricing, and the distribution of Nano Magic products, cannot be foreseen.

Supply chain disruption and sales growth can put additional strain on our need for working capital.

Disruption in the supply chain has caused some higher prices and longer lead times. To assure supply, Nano Magic must order materials further in advance, increasing the time between its payments to vendors and the time when Nano Magic can realize a sale. Increased order volume and increased sales will also require that Nano Magic buy larger quantities of raw material inventory and packaging materials. Sales growth will increase our working capital needs, as Nano Magic must pay for the materials before it can see the increased revenue from customers. Similarly, labor must be paid for before the revenue is realized. This can create a greater need for growth capital when funds are already curtailed by Nano Magic’s operating losses.

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

Nano Magic is dependent on key executives and the loss of its President and CEO or other key personnel could adversely affect its results of operations and financial condition.

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

Consumer confidence and spending habits have been affected by the COVID-19 pandemic and its after effects, but what that means and how this will affect sales of Nano Magic products remains unknown.

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

Drug stores and big-box retail chains that Nano Magic has targeted as a distribution channel to increase its sales volume have their own challenges in the marketplace and demand a high level of support from vendors which will be challenging for Nano Magic, due to its size and limited resources.

The after effects of the pandemic continue to pose challenges for retail stores and this can make them cautious about ordering product or trying new products. In addition, to supply a large number of stores and maintain brand quality, drug stores and big-box retail chains often require, among other things, that their vendors comply with scheduling and packaging requirements, maintain back-up inventory in reserves and impose other standards and restrictions on their vendors. Retail customers may delay or defer orders that can slow sales for Nano Magic. And, if Nano Magic, because of its limited resources, cannot meet customer requirements, then it will not be able to service these distribution channels, and Nano Magic’s potential for revenue growth will be harmed. Moreover, losing a customer may leave Nano Magic with significant obsolete inventory.

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

Risks Relating to Nano Magic’s Technology and Commercialization

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

There has been scientific debate on the health effects of nanomaterials. The science of nanotechnology is engineering at the molecular level to modify or build materials. Many nano-materials are found in nature; others are not naturally occurring. Some scientists believe that certain nanomaterials may be hazardous to human health or the environment. The health effect of new materials is unknown, and can be affected by how they are incorporated and bonded to other materials. Nano Magic focuses on materials larger than 100 nanometers so that they are not regulated as nanoparticles, and Nano Magic carefully evaluates potential health effects of its products on its customers and the effects of handling materials on Nano Magic’s employees. Changing regulations, including those regulating polyfluoroalkyl substances (PFASs) can affect us and our customers. Nano Magic is very mindful of the risks of materials Nano Magic uses and focuses on health and safety. However, debate about the health effects of PFASs, nanoparticles and nanotechnology may adversely affect market acceptance of Nano Magic’s products and adversely affect its financial performance.

Risks Related to Ownership of Nano Magic’s Common Stock

Nano Magic’s common stock is thinly traded, and the number of free trading shares is small, thereby contributing to price volatility.

There is little trading of Nano Magic common stock. As a result, an investor may not be able to sell Nano Magic common stock at the time that the investor would like to sell. Furthermore, if a stock is thinly traded, then any sale may depress the market price.

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

Approximately 84% of the common stock on a fully-diluted basis is owned or controlled by Nano Magic’s present officers and directors. Certain provisions of Nano Magic’s organizational documents could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of Nano Magic’s common stock. For example, the amended and restated certificate of incorporation and amended and restated by-laws will:

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

Nano Magic has reported material weaknesses in its internal controls over financial reporting.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We lease our headquarters and the office, warehouse, manufacturing and laboratory space in Madison Heights, Michigan. These facilities are adequate for our current needs.

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

		High	Low

2021	First Quarter	$1.00	$0.0151
	Second Quarter	$1.00	$0.0005
	Third Quarter	$.002	$0.0001
	Fourth Quarter	$1.50	$0.0001

2022	First Quarter	$0.20	$0.16
	Second Quarter	$0.25	$0.20
	Third Quarter	$0.48	$0.05
	Fourth Quarter	$0.26	$0.05

As of April 10, 2023, the closing sale price for our common stock as reported on the OTCQB system was $0.25 per share. As of that date, there were approximately 357 shareholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 3,460 shareholders.

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

On January 7, 2022, and again on February 14, 2022, the Company sold to several investors an aggregate of $200,000 convertible promissory notes due March 31, 2026. Issued at face value, the notes bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On January 11, 2022, the Company sold to Magic Growth 3 LLC 222,223 shares of common stock for proceeds of $388,887 and warrants to purchase up to 222,195 shares of common stock for proceeds of $11,114. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

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

On July 27, 2022, and again on August 22, 2022, the Company sold to several investors an aggregate of $100,000 convertible promissory notes due March 31, 2026. Issued at face value, the notes bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On August 29, 2022, the Company sold to Magic Growth 3 LLC 69,445 shares of common stock for proceeds of $121,529 and warrants to purchase up to 69,425 shares of common stock for proceeds of $3,471. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

On October 26, 2022, the Company sold to an investor a $25,000 convertible promissory note due October 31, 2023. Issued at face value, the note bears interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On October 31, 2022, the Company sold to Magic Growth 3 LLC 13,889 shares of common stock for proceeds of $24,306 and warrants to purchase up to 13,885 shares of common stock for proceeds of $694. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

In December 2022, the Company sold 102,082 shares of common stock to individual, accredited investors for aggregate proceeds of $127,603 and sold to those investors warrants to purchase up to 101,875 shares of common stock for proceeds of $2,037. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

On December 6, 2022, we issued an aggregate of 176,000 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.75 per share for a total value of $132,000.

On December 18, 2022, the Company sold to an investor a $50,000 convertible, secured promissory note due June 17, 2024. Issued at face value, the note bears interest at 8% per annum accrued during the term of the loan, payable on maturity. The note is convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

In January 2023, the Company sold 15,749 shares of common stock to an individual, accredited investor for proceeds of $19,686 and sold to that investor warrants to purchase up to 15,688 shares of common stock for proceeds of $314. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

In February 2023 we reached agreement with the landlord of our Michigan facility to accept $66,000 worth of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023.

On March 23, 2023, the Company sold 39,371 shares of common stock to an individual, accredited investor for proceeds of $49,214 and sold to that investor warrants to purchase up to 39,313 shares of common stock for proceeds of $786. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

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

Stock Options

In connection with the three-year extension of the contract with our President and Chief Executive Officer, he was granted an option on March 3, 2021 to purchase up to 2,350,000 shares of common stock at an exercise price of $0.75. Vesting is as follows:

The right to purchase:	Consisting of:	Vesting:
Tranche 1	150,000 Option Shares	Vested on June 30, 2021
Tranche 2	150,000 Option Shares	Vested on December 31, 2021
Tranche 3	150,000 Option Shares	Vested on June 30, 2022
Tranche 4	150,000 Option Shares	Vested on December 31, 2022
Tranche 5	150,000 Option Shares	Will vest on June 30, 2023
Tranche 6	150,000 Option Shares	Will vest on December 31, 2023
Tranche 7	Up to 150,000 Option Shares	Forfeited because sales bonus for 2021 did not reach cap
Tranche 8	Up to 150,000 Option Shares	Forfeited because sales bonus for 2022 did not reach cap
Tranche 9	Up to 150,000 Option Shares	Will vest if the aggregate sales bonus payable for 2023 exceeds $300,000
Tranche 10	Up to 1 million Option Shares	If a profit bonus is payable under the employment contract and the Board determines to pay some or all of it with options, the number vested as determined by the Board

On March 2, 2021, we granted an option to Ronald J. Berman as part of his consulting contract. Based on sales revenue in 2021, he vested in options to purchase 37,500 shares at an exercise price of $0.75 and the balance of the option was forfeited. Mr. Berman is a director and is the father of our President, Tom J. Berman.

In December 2022, the options held by Tom Berman and Ron Berman were amended so that, in the event of their death or disability, their personal representative has the same rights as the original holder to exercise the vested options during their term.

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

Equity Compensation Plan Information

The table below sets out as of December 31, 2022 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and the number of securities remaining available for future issuance under the plan (other than the securities to be issued upon the exercise of the outstanding options, warrants and rights) (column (c)).

Plan (none of which have been approved by security holders)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2012 Equity Incentive Plan (1)	838	$13.79
2015 Equity Incentive Plan (2)	50,000	0.65	-
2021 Equity Incentive Plan	172,653	0.78	240,547
Option granted to Tom J. Berman (3)	450,000	0.55	-
Option granted to Tom J. Berman (3)	2,050,000	0.75	-
Option granted to Ronald Berman (3)	37,500	0.75	-
Total	2,760,991	$0.72	240,547

(1)	In April 2012, the Company’s Board of Directors established the 2012 Equity Compensation Plan. The Board has terminated the 2012 Equity Compensation Plan and no new grants can be made under this Plan.

(2)	The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. During 2020, 50,000 options were granted under the Plan. In 2021, the Board terminated the 2015 Equity Plan and no new grants can be made under this Plan.

(3)	The options granted to Tom J. Berman and Ronald Berman are not granted under any equity plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

OVERVIEW

Nano Magic develops, commercializes and markets nanotechnology powered consumer and industrial cleaners and coatings to clean, protect, and enhance products for peak performance. Consumer products include lens and screen cleaners and coatings, anti-fog solutions, and household and automobile cleaners and protective coatings sold direct-to-consumer and in big box retail. Nano Magic also sells branded and private label cleaners and coatings into the optical, safety, and industrial channels. Our focus is to expand our direct-to-consumer sales through e-commerce and to grow sales to big box retailers. We continue to sell our consumer products directly to opticians and ophthalmologists and small optical retailers.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Disruptions to the economy, the supply chain and the labor force caused by the pandemic and government policies adopted to address the pandemic continue to have an effect on our business and the business of our suppliers and customers. For example, despite progress in our efforts to place Nano Magic products in big box retail and secured several national big box retail placements, these customers are also suffering from supply chain disruptions and their focus on their core business is delaying roll-out of some of our solutions. The Company experienced margin erosion as a result of government orders issued in response to the COVID-19 pandemic. Contributing factors included but were not limited to higher raw material prices, longer lead-times, and production delays.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2022 and 2021.

Comparison of Results of Operations for the Year Ended December 31, 2022 and 2021

Revenues

For the years ended December 31, 2022 and 2021, revenues were $2,577,332 and $4,313,443, respectively. For the year ended December 31, 2022, sales decreased by $1,736,111, or 40%, as compared to the year ended December 31, 2021. This decrease is primarily driven by a reduction in high anti-fog product shipments during COVID, in particular high demand in the first half of 2021. Sales of private label and co-branded products to optical and industrial customers remain significant. We continue to focus to increase sales of our Nano Magic branded solutions by direct sales to consumers using e-commerce, and are expanding by placing products with pharmacies, big box stores and other retailer outlets. Revenue opportunities from those solutions has been delayed by the logistics and other supply chain issues those customers have been facing in their business.

Cost of revenues

Cost of revenues includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs incurred including costs related to government and private contracts in our Contract services segment.

For the year ended December 31, 2022, cost of revenues was $2,481,110 as compared to $2,651,325 for 2021, a decrease of $170,215 or 6%. Costs remained relatively high compared to the revenue decrease due primarily to fixed costs, increased energy costs and inflation.

Gross profit and gross margin

For the year ended December 31, 2022, gross profit amounted to $96,222 as compared to $1,662,118 for the year ended December 31, 2021, a decrease of $1,565,896, or 94%. The decrease was due primarily to the sales decrease, a higher proportion of sales through lower-margin channels, and fixed production expenses. For the years ended December 31, 2022 and 2021, gross margins were 3.7% and 38.5%, respectively.

Other operating income

For the year ended December 31, 2022, other operating income totaled $95,701 as compared to $632,069 for the year ended December 31, 2021, a decrease of $536,368, or 85%. The decrease was due primarily due to the completion of payments under a settlement agreement.

Operating expenses

For the year ended December 31, 2022, operating expenses decreased by $377,258, or 10% as compared to the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, respectively, operating expenses consisted of the following:

	Year Ended December 31,
	2022	2021
Selling and marketing expenses	$389,391	$161,194
Salaries, wages and related benefits	1,520,970	2,244,832
Research and development	16,777	34,875
Professional fees	788,641	707,938
General and administrative expenses	829,841	774,039
Total	$3,545,620	$3,922,878

●	For the year ended December 31, 2022, selling and marketing expenses increased by $228,197, or 142%, as compared to the year ended December 31, 2021. The increase was primarily attributable to attendance at trade shows and brand marketing activities designed to increase sales channels and market penetration.

●	For the year ended December 31, 2022, salaries, wages and related benefits decreased by $723,862 or 32%, as compared to the year ended December 31, 2021. This was due to the need for fewer personnel due to lower sales and to cost-cutting efforts.

●	For the year ended December 31, 2022, research and development costs decreased by $18,098, or 52%, as compared to the year ended December 31, 2021, driven by a reduction in R&D projects.

●	For the year ended December 31, 2022, professional fees increased by $80,703, or 11%, as compared to the year ended December 31, 2021, primarily driven by increased third-party legal fees and the assistance of sales consultants.

●	For the year ended December 31, 2022, general and administrative expenses increased by $55,802, or 7%, as compared to the year ended December 31, 2021 primarily due to general rate increases and inflation.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2022, loss from operations amounted to $3,353,697 as compared to a loss from operations of $1,628,691 for the year ended December 31, 2021, an increase of $1,725,006 or 106%.

Other income

For the year ended December 31, 2022, total other income amounted to $102,583 as compared to other income of $113,173 for the year ended December 31, 2021, a decrease of $10,590 or 9%. The change is primarily due to a government grant for employee-retention tax credits recognized in 2022 as well income from investment in subsidiary of $57,289, offset by an increase in interest expense for the year ended December 31, 2022 as compared to the same period in 2021, and a loan forgiveness of $130,900 in 2021 that did not reoccur in 2022.

Loss from continuing operations

For the year ended December 31, 2022, loss from continuing operations amounted to $3,251,114 as compared to a loss from continuing operations of $1,515,518 for the year ended December 31, 2021, an increase of $1,735,596 or 115%.

Income (loss) from discontinued operations

For the year ended December 31, 2022, income from discontinued operations was $1,149,525, comprised of $1,300 income plus a gain on sale of discontinued operations of $1,148,225, as compared to a loss from discontinued operations of $59,046 for the year ended December 31, 2021.

Net loss

As a result of the foregoing, for the year ended December 31, 2022 our net loss amounted to $2,101,589 as compared to a net loss of $1,574,564 for the year ended December 31, 2021, an increase in losses of $527,025 or 33%.

For the years ended December 31, 2022 and 2021, net losses from continuing operations amounted to $0.32 and $0.16 per common share (basic and diluted), respectively. For the years ended December 31, 2022 and 2021, net income and (loss) for discontinued operations amounted to $0.11 and $(0.01) per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital balance of $524,389 and unrestricted cash of $259,223 as of December 31, 2022.

The following table sets forth a summary of changes in our working capital from continuing operations for the period from December 31, 2022 to December 31, 2021:

	December 31, 2022	December 31, 2021	Dollar Change	Percentage Change
Working capital:
Total current assets	$1,900,858	$2,082,293	$(181,435)	(8.71)%
Total current liabilities	1,376,469	577,769	798,700	138.24%
Working capital:	$524,389	$1,504,524	$(980,135)	(65.15)%

The decrease in current assets reflects decreases in accounts receivable, prepaids, and inventory balances, offset by an increase in cash. The increase in current liabilities is primarily due to increases in accounts payable and accrued expenses.

Net cash used by operating activities was $1,708,365 for the year ended December 31, 2022 as compared to net cash used by operating activities of $1,377,056 for the year ended December 31, 2021, an increase of $331,309, or 24%. Net cash used by operating activities reflects a net loss of $3,251,114, partially offset by the add-back of non-cash items totaling $555,827 and changes in operating assets and liabilities of $1,059,167. Net cash used by continuing operations for the years ended December 31, 2022 and 2021 totaled $1,636,120 and $1,282,553, respectively. Net cash used by discontinued operations for the years ended December 31, 2022 and 2021 totaled $72,245 and $94,503, respectively.

We have worked over the last several quarters to reduce our costs and conserve cash. Our common stock suffered an extended period with no market makers and the caveat emptor designation on the OTC market, that made it increasingly difficult to raise additional capital. Since early March 2023, we have had market makers for our stock, and are working to remove the caveat emptor warning on our shares. We expect to need additional capital in the next quarter.

Net cash provided by investing activities was $20,090 for the year ended December 31, 2022 as compared to net cash used in investing activities of $127,257 for the year ended December 31, 2021.

Net cash provided by financing activities was $1,705,024 for the year ended December 31, 2022 as compared to $1,458,653 for the year ended December 31, 2021. The increase was primarily attributed to proceeds from the issuance of convertible debt in 2022.

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

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nano Magic Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nano Magic Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, negative cash flow from operations, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

To the Shareholders and Board of Directors of

Nano Magic Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they related.

Critical Audit Matter – Going Concern Assessment

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered recurring losses from operations and negative cash flows from operations and expects to continue to incur losses for at least the next twelve months. This matter is also described in the “Emphasis of Matter – Substantial Doubt about the Company’s Ability to Continue as a Going Concern” section of our report.

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

UHY LLP

Sterling Heights, Michigan

April 11, 2023

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2022	2021
ASSETS

CURRENT ASSETS:
Cash	$259,223	$197,932
Accounts receivable, net	348,565	293,229
Inventory, net	1,120,073	1,379,005
Prepaid expenses	132,997	212,127
Current portion of note receivable	40,000	-
Current assets of discontinued operations	-	74,373
Total Current Assets	1,900,858	2,156,666
Operating lease right-of-use assets	1,037,749	1,219,061
Property, plant and equipment, net	525,809	633,187
Note receivable, non-current	375,983	-
Non-marketable equity investment in subsidiary	250,146	-
Non-current assets of discontinued operations	-	97,687
Total Assets	$4,090,545	$4,106,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$762,524	$174,156
Accounts payable - related parties	87,119	21,066
Accrued expenses and other current liabilities	276,132	57,040
Current portion of notes payable	26,629	-
Current portion of finance leases	39,005	87,567
Advances from related parties	42,887	113,952
Current portion of operating lease liabilities	142,173	123,988
Current liabilities of discontinued operations	-	575,770
Total Current Liabilities	1,376,469	1,153,539
Notes payable, net of current portion	350,000	-
Finance leases, net of current portion	24,194	61,045
Operating lease liabilities, net of current portion	722,420	864,593
Non-current liabilities of discontinued operations	-	111,607
Total Liabilities	2,473,083	2,190,784

Commitments and Contingencies (See Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 10,722,431 and 9,702,680 issued and outstanding at December 31, 2022 and 2021, respectively	1,072	970
Additional paid-in capital	13,763,143	11,960,011
Accumulated deficit	(12,146,753)	(10,045,164)
Total Stockholders’ Equity	1,617,462	1,915,817
Total Liabilities and Stockholders’ Equity	$4,090,545	$4,106,601

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

NET REVENUES	$2,577,332	$4,313,443

COST OF SALES	2,481,110	2,651,325

GROSS PROFIT	96,222	1,662,118

OTHER OPERATING INCOME	95,701	632,069

OPERATING EXPENSES:
Selling and marketing expenses	389,391	161,194
Salaries, wages and related benefits	1,520,970	2,244,832
Research and development	16,777	34,875
Professional fees	788,641	707,938
General and administrative expenses	829,841	774,039

Total Operating Expense	3,545,620	3,922,878

LOSS FROM OPERATIONS	(3,353,697)	(1,628,691)

OTHER INCOME
Loan forgiveness	-	130,900
Income from investment in subsidiary	57,289	-
Government grant	61,448	-
Interest expense	(33,767)	(17,737)
Other income	17,613	10
Total Other Income	102,583	113,173

LOSS FROM CONTINUING OPERATIONS	(3,251,114)	(1,515,518)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	1,300	(59,046)
Gain on sale of discontinued operations	1,148,225	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,149,525	(59,046)

NET LOSS	$(2,101,589)	$(1,574,564)

NET INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(0.32)	$(0.16)
Discontinued operations	$0.11	$(0.01)
NET INCOME (LOSS) PER SHARE - BASIC:	$(0.21)	$(0.17)

NET INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.32)	$(0.16)
Discontinued operations	$0.11	$(0.01)
NET INCOME (LOSS) PER SHARE - DILUTED:	$(0.21)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,264,381	9,475,560
Diluted	10,264,381	9,475,560

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2020	8,459,995	$846	$9,867,174	$(8,470,600)	$1,397,420

Common stock issued for cash, net of issuance costs	1,154,462	115	1,442,962	-	1,443,077

Common stock issued for services	88,223	9	74,991	-	75,000

Stock-based compensation	-	-	517,161	-	517,161

Warrants and options on private placement	-	-	57,723	-	57,723

Net loss				(1,574,564)	(1,574,564)

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

Common stock issued for cash, net of issuance costs	843,751	85	1,425,436	-	1,425,521

Common stock issued for services	176,000	17	131,983	-	132,000

Stock-based compensation	-	-	206,594	-	206,594

Warrants and options on private placement	-	-	39,119	-	39,119

Net loss	-	-	-	(2,101,589)	(2,101,589)

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	$1,617,462

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	For the Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,251,114)	$(1,515,518)
Net income (loss) from discontinued operations	1,149,525	(59,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	119,136	(48,924)
Depreciation and amortization expense	112,288	105,005
Gain on forgiveness of loan	-	(130,900)
Bad debt expense	43,098	(18,251)
Stock-based compensation	338,594	592,161
Income from investment in subsidiary	(57,289)	-
Change in operating assets and liabilities:
Accounts receivable	(46,006)	923,441
ERTC Receivable	(43,413)	-
Inventory	139,796	(488,388)
Prepaid expenses and contract assets	79,130	(22,363)
Accounts payable	588,366	(556,935)
Accounts payable - related party	66,053	(12,000)
Operating lease liabilities	57,321	64,628
Accrued expenses	217,920	(174,508)
Total adjustments	1,614,994	232,966

Net cash used by continuing operating activities	(1,636,120)	(1,282,553)
Net cash used by discontinued operating activities	(72,245)	(94,503)

NET CASH USED BY OPERATING ACTIVITIES	(1,708,365)	(1,377,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	25,000	-
Purchases of property and equipment	(4,910)	(127,014)

Net cash provided (used) by continuing investing activities	20,090	(127,014)
Net cash used by discontinued investing activities	-	(243)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	20,090	(127,257)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,464,641	1,500,800
Proceeds from issuance of convertible debt	375,000	-
Repayment of bank loans	(37,452)	(43,111)
Repayment of finance leases	(46,100)	(43,906)
Repayment of advances from related parties	(71,065)	(31,435)
Net cash provided by continuing financing activities	1,685,024	1,382,348
Net cash provided by discontinued financing activities	20,000	76,305

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,705,024	1,458,653

NET INCREASE (DECREASE) IN CASH	16,749	(45,660)

CASH in continuing operations, beginning of year	197,932	260,145
CASH in discontinued operations, beginning of year	44,542	27,989

CASH, end of period	$259,223	$242,474
Less: CASH in discontinued operations, end of period	$-	$44,542
CASH in continuing operations, end of period	$259,223	$197,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$33,767	$17,737

See accompanying notes to consolidated financial statements.

NANO MAGIC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nano Magic Inc. (“we”, “us”, “our”, “Nano Magic” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology. On December 31, 2022, our wholly-owned subsidiary Nano Magic LLC was merged into the parent company and we changed our name to Nano Magic Inc.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements, the Company had losses from continuing operations and net cash used by continuing operations of $3,251,114 and $1,636,120, respectively, for the year ended December 31, 2022. As indicated in the accompanying financial statements, the Company had positive working capital of $524,389 including $259,223 of cash at December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2022 and 2021 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2022 and 2021.

Leases

Operating leases are reflected on our balance sheet within operating lease Right-of-use (ROU) assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, the date on which the lessor began making the underlying asset customizable for our use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

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

Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring goods or services to our customer. The Company generally ships products to customers and does not have multiple performance obligations in its revenue stream and therefore does not allocate transaction prices to multiple performance obligations. We estimate any variable consideration included in the transaction price using the expected value method that requires the use of significant estimates for discounts, cancellation periods, refunds and returns. Sales discounts applied on orders are treated as a reduction of revenues, as are any rebates provided under customer contracts.

Disaggregation of Revenue

A limited number of key customers historically accounted for a majority of our revenue. In 2022, two customers accounted for 44% of revenues. In 2021, four customers represented 58% of revenue.

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

Government Loan Forgiveness and Grants

In the year ended December 31, 2021 the Company had $130,900 in Payroll Protection Program loans that were forgiven and in the year ended December 31, 2022 the Company applied for $61,448 in Employee Retention Tax Credits. The loan forgiveness and government grant applied for have been recognized in Other Income.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2022 and 2021 shipping and handling costs amounted to $180,369 and $187,154, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Costs such as direct labor, direct costs, and other allocated costs incurred to perform research and development service pursuant to government and private research projects are in included in cost of sales. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2022 and 2021 were $16,777 and $34,875, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2022 and 2021 were $247,073 and $40,459, respectively, and are included in selling and marketing on the consolidated accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2022 or 2021.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net income (loss) and consisted of the following:

	December 31, 2022	December 31, 2021
Stock options	2,760,991	3,123,702
Stock warrants	7,440,639	6,597,178
Total	10,201,630	9,720,880

Net income (loss) per share of common stock is as follows:

Net income (loss) per common shares outstanding:	Year Ended December 31, 2022	Year Ended December 31, 2021
Common stock	$(0.21)	$(0.17)

Weighted average shares outstanding:
Total weighted average common shares outstanding	10,264,381	9,475,560

Recently Adopted Accounting Pronouncements

The Company does not believe there are any other recently issued and effective, or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations or cash flows.

There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2022, that have had a material impact on our Consolidated Financial Statements and related notes.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. None of the reclassifications had any impact on the net loss reported in 2021.

NOTE 3 – DISCONTINUED OPERATIONS

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-term employees in exchange for a promissory note in the face amount of $450,000. The note bears interest at 7% and has semi-annual payments of principal initially in the amount of $20,000, increasing to $25,000 in May 2024 and to $30,000 in May 2026, with a final balloon payment of $80,000 due on December 31, 2029. As of December 31, 2022, $415,983 remained outstanding on the note, with $40,000 as the current portion of the note receivable and $375,983 as the non-current portion. The note is secured by a stock pledge, described below. In conjunction with the sale, we recognized a one-time gain of $1,148,225. Financial information (related to periods before May 2022) included in this 10-K reflect ANI as a discontinued operation. For the years ended December 31, 2022 and December 31, 2021, income (loss) from discontinued operations amounted to $1,300 and $(59,046), respectively.

In connection with the sale, the capital structure of Applied Nanotech was changed to give the Company, as the holder of Class B common stock of Applied Nanotech, a 30% economic interest, certain information rights, special consent rights, and tag-along rights, as well as the obligation to sell our stock under certain circumstances if other stockholders are selling. The Class A stock acquired by the buyers was pledged to secure the promissory note given in payment of the purchase price. The Company plans to hold its remaining shares in ANI for an indefinite period and treats its investment in ANI as an equity investment.

The following includes the detail of major classes of assets and liabilities of discontinued operations summarized on the accompanying unaudited consolidated financial statements:

December 31
2021
ASSETS
CURRENT ASSETS:
Cash and investments	$55,258
Accounts receivable, net	19,115
Total Current Assets	74,373
Operating lease right-of-use assets	90,852
Property, plant and equipment, net	945
Other assets	5,890
Total Assets	$172,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$475,283
Accrued expenses and other current liabilities	12,434
Current portion of lease liabilities	42,291
Contract liabilities	45,762
Total Current Liabilities	575,770
Notes Payable, net of current portion	54,883
Lease liabilities, net of current portion	56,724
Total Liabilities	$687,377

The following is the detail of major line items that constitute income from discontinued operations:

	For the Year Ended
	December 31,
	2022	2021

Net Revenues	$258,444	$726,170
Cost of Sales	211,029	696,597
Gross Profit	47,415	29,573

Salaries, wages and related benefits	23,573	85,603
General and administrative expenses	21,961	64,407
Professional fees	-	16,817
Other income	-	(79,305)
Interest and other expense	581	1,097
Income (loss) from discontinued operations	1,300	(59,046)
Gain on sale of discontinued operations	1,148,225	-
Net income (loss) from discontinued operations	$1,149,525	$(59,046)

In the second quarter of 2022, the gain on the sale of 70% of the company’s ownership interest in ANI was calculated as follows:

Fair value of consideration received	$450,000
Fair value of retained interest	192,857
Less carrying value of subsidiary sold	(505,368)
Gain on sale of subsidiary	$1,148,225

NOTE 4 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations classified as income from investment in subsidiary. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. Any income from ANI for the Company’s 30% share will be treated as an increase in the investment account. For the year ended December 31, 2022, the Company recorded income from the investment in subsidiary of $57,289.

At December 31, 2022, a balance of $250,146 was recognized as a non-marketable equity investment in subsidiary on the balance sheet in non-current assets as follows:

Investment in ANI	$192,857
Income from investment in subsidiary	57,289
Non-marketable equity investment in subsidiary	$250,146

NOTE 5 – ACCOUNTS RECEIVABLE

At December 31, 2022 and 2021, accounts receivable consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$377,940	$335,555
Less: allowance for doubtful accounts	(29,375)	(42,326)
Accounts receivable, net	$348,565	$293,229

Bad debt expense (recoveries) was $43,098 and ($18,251) for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 – INVENTORY

At December 31, 2022 and 2021, inventory consisted of the following:

	December 31, 2022	December 31, 2021
Raw materials	$695,774	$673,518
Work in progress	256,095	314,461
Finished goods	353,082	456,768
	1,304,951	1,444,747
Less: reserve for obsolescence	(184,878)	(65,742)
Inventory, net	$1,120,073	$1,379,005

NOTE 7 – OPERATING LEASE

Effective May 31, 2020, we entered into a lease with a related party for a 29,220 square foot building in Madison Heights, Michigan. The occupancy and rent commencement date was October 1, 2020. The lease has an initial term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. The renewal term is not included in the calculation of the operating lease liability. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we also have the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. See Note 13, Stockholders’ Equity, for a description of warrants issued to the owners of Magic Research LLC in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in other assets on the accompanying balance sheet. See Note 12, Related Party Transactions, for information about roles in management and economic participation by our CEO and several other directors in the landlord. At December 31, 2022, the Company was in default in payment of rent; $57,119 was outstanding for rent that was included in Accounts Payable, Related Parties. See Note 17, Subsequent Events, for the settlement of unpaid rent.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date.

	December 31, 2022	December 31, 2021
Operating lease liabilities	$864,593	$988,581
Right-of-use assets	$1,037,749	$1,219,061

Future payments on the operating lease are:

Operating Leases
2023	$206,373
2024	213,681
2025	220,989
2026	228,297
2027	175,334
Less: impact of discounting	(180,081)
Present value of lease liabilities	864,593

NOTE 8 - PROPERTY AND EQUIPMENT

At December 31, 2022 and 2021, property and equipment consisted of the following:

	Useful Life	December 31, 2022	December 31, 2021
Machinery and equipment	5 - 10 Years	$2,613,387	$2,613,387
Furniture and office equipment	3 - 7 Years	480,784	475,874
Leasehold improvements	2 - 15 Years	140,678	140,678

Less: accumulated depreciation		(2,709,040)	(2,596,752)
Property and equipment, net		$525,809	$633,187

For the years ended December 31, 2022 and 2021, depreciation and amortization expense amounted to $112,288 and $105,005, respectively.

NOTE 9 – NOTES PAYABLE AND FINANCE LEASES

Notes Payable

On January 7, 2022, the Company sold to one investor a $100,000 convertible note due March 31, 2025. On January 26, 2022, January 31, 2022, and again on February 14, 2022, the Company sold three $50,000 convertible notes to three different investors. The three $50,000 notes are due March 31, 2026. All four notes were issued at face value, and bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On July 27, 2022, the Company sold two convertible notes, one for $50,000 and one for $25,000, both due on March 31, 2025. On August 22, 2022, the Company sold a $25,000 convertible promissory note due March 31, 2026. All three notes were issued at face value, and bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On October 26, 2022, the Company sold to an investor a $25,000 convertible promissory note due October 31, 2023. Issued at face value, the note bears interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On December 18, 2022, the Company issued a convertible promissory note for $50,000 that is secured by certain payroll tax credits the Company is entitled to receive under the Employee Retention Tax Credit program. The note bears interest at 8% per annum, payable at maturity which is eighteen months from date of issue. The note can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share at which point accrued interest will be paid in cash.

The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remained the same at 6.29% per year and the monthly payments remained at $4,053 per month. At December 31, 2022, the balance due on the Equipment Note was $1,629 and is included in current liabilities.

Finance leases

On August 11, 2020, we entered into a finance lease for furniture used in the Michigan facility. We financed $60,684 over a period of 36 months and are required to make monthly payments of $1,972 during that time. As of December 31, 2022, the balance due was $13,335 and is included in current liabilities. $2,091 is also included in Accounts Payable for this lease as of December 31, 2022.

On September 24, 2020, we entered into a finance lease with Raymond Leasing Corporation for a forklift. We financed $14,250. The lease term is 36 months with monthly payments of $425. As of December 31, 2022, the balance due was $3,755 and is included in current liabilities.

In December 2020, we entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months and are required to make monthly payments of $2,135 during that time. As of December 31, 2022, the balance due was $46,109 of which $21,915 and is included in current liabilities and $24,194 is included in long term liabilities.

For finance leases, we calculate ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of lease commencement. The ROU assets for finance leases are depreciated in accordance with the Company’s depreciation policies for those asset groupings. Finance lease liabilities were $63,199 at December 31, 2022 and totaled $106,935 at December 31, 2021. Finance lease interest expense was $12,594 and $12,346 for the years ended December 31, 2022 and 2021, respectively.

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2022, are as follows:

Finance Leases
2023	$39,005
2024	25,620
Less: impact of discounting	(1,426)
Present value of lease liabilities	63,199

NOTE 10 – BANK LOANS

On May 8, 2020, Nano Magic LLC obtained a loan from Fifth Third Bank for $130,900 under the Small Business Administration Paycheck Protection Program. The loan had interest at 1.00% and was payable in monthly installments of principal and interest in the amount of $7,330. On August 6, 2021 we completed the loan forgiveness application with Fifth Third Bank for the Paycheck Protection Plan loan we received through that bank. On November 9, 2021 we were notified by Fifth Third Bank that the Small Business Administration had reviewed our loan forgiveness application filed earlier and that the entire amount of the loan to Nano Magic LLC was forgiven. The amount forgiven is included in other income on the income statement. As of December 31, 2022 and 2021 no amounts were outstanding on this loans.

NOTE 11 – ACCOUNTS RECEIVABLE FACTORING

On September 1, 2020, Nano Magic LLC entered an agreement with NOWaccount ® Network Corporation for the sale of accounts receivable due from approved customers. Subject to certain limits, we will receive an immediate payment equal to the discounted value of a receivable from those customers. The discount applied depends on the due date for payment from the customer. This agreement expired on September 1, 2022. Costs associated with this program were $47 and $11,337 for the years ended December 31 2022 and 2021, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Advances from related parties aggregating $130,006 includes $42,887 as of December 31, 2022, and $92,887 as of December 31, 2021 due to the Rickerts for working capital advances made in 2018 and accrued payroll of $16,000 due to them due as of December 31, 2022 and December 31, 2021. We paid legal and consulting fees to director Mr. Ron Berman of $124,150 in 2022, and $167,350 in 2021.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021, and 2022. See the subsection on Sales of Stock under Issuances of Common Stock in Note 11 and in Note 16 Subsequent Events.

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

NOTE 13 - STOCKHOLDERS’ EQUITY

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

On December 6, 2022, we issued an aggregate of 176,000 shares of common stock to our directors as compensation to them for service on our Board. These shares were valued on that date at $0.75 per share for a total value of $132,000.

Sales of Common Stock

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

On January 11, 2022, the Company sold to Magic Growth 3 LLC 222,223 shares of common stock for proceeds of $388,887 and warrants to purchase up to 222,195 shares of common stock for proceeds of $11,114. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

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

On October 31, 2022, the Company sold to Magic Growth 3 LLC 13,889 shares of common stock for proceeds of $24,306 and warrants to purchase up to 13,885 shares of common stock for proceeds of $694. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

In December 2022, the Company sold 102,082 shares of common stock to individual, accredited investors for aggregate proceeds of $127,603 and sold to those investors warrants to purchase up to 101,875 shares of common stock for proceeds of $2,037. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

All of these sales of stock and warrants were sold in private placements exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock Options

Stock options outstanding are to purchase common stock. Stock option activities for the years ended December 31, 2022 and 2021 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	502,892	$0.89	3.23	$-
Exercised	-
Forfeited or expired	(116,690)	1.83
Granted	2,747,500	0.80
Balance Outstanding, December 31, 2021	3,133,702	$0.77	4.93	$-
Exercised	-
Forfeited or expired	(518,411)	1.03
Granted	145,700	0.80
Balance Outstanding, December 31, 2022	2,760,991	$0.72	4.09	$-

Exercisable, December 31, 2022	1,269,386	$0.69	3.08	$-

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

On March 2, 2021, in connection with the three-year extension of the contract with our President and Chief Executive Officer, Mr. Tom Berman was granted an option to purchase up to 1,350,000 shares of common stock at an exercise price of $0.75. Vesting is as follows:

The right to purchase:	Consisting of:	Vesting:
Tranche 1	150,000 Option Shares	Vested on June 30, 2021
Tranche 2	150,000 Option Shares	Vested on December 31, 2021
Tranche 3	150,000 Option Shares	Vested on June 30, 2022
Tranche 4	150,000 Option Shares	Vested on December 31, 2022
Tranche 5	150,000 Option Shares	Will vest on June 30, 2023
Tranche 6	150,000 Option Shares	Will vest on December 31, 2023
Tranche 7	Up to 150,000 Option Shares	Forfeited because sales bonus for 2021 did not reach cap
Tranche 8	Up to 150,000 Option Shares	Forfeited because sales bonus for 2021 did not reach cap
Tranche 9	Up to 150,000 Option Shares	Will vest if the aggregate sales bonus payable for 2023 exceeds $300,000
Tranche 10	Up to 1 million Option Shares	If a profit bonus is payable under the employment contract and the Board determines to pay some or all of it with options, the number vested as determined by the Board

On March 2, 2021, we granted an option to Ronald J. Berman as part of his consulting contract. Based on sales revenue in 2021, he vested in options to purchase 37,500 shares at an exercise price of $0.75 and the balance of the option was forfeited. Mr. Berman is a director and is the father of our President, Tom J. Berman.

In December 2022, the options held by Tom Berman and Ron Berman were amended so that, in the event of their death or disability, their personal representative has the same rights as the original holder to exercise the vested options during their term.

The fair value of the options awarded outside of any plan was calculated using the Black-Scholes method. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding. Below is a summary of terms for options issued during 2021 outside of the plan.

Exercise price per option	$0.75
Fair value per option at grant date	$0.60-0.84
Expected term	5 years
Expected volatility	130-335%
Expected dividend yield	0%
Risk-free interest rate	0.19-1.18%
Expense in period	$147,646
Unearned expense	$314,980

2015 Equity Incentive Plan

On November 30, 2015, the Board of Directors authorized the 2015 Equity Incentive Plan. On January 31, 2020 we granted an option to purchase 100,000 shares to a senior member of the sales team with vesting tied directly to 2020 sales goals. On April 8, 2021, the Board terminated the 2015 Equity Incentive Plan. One option for 50,000 shares is vested and outstanding under this Plan.

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

On February 16, 2022, the Board increased the number of options available for issuance under the 2021 Equity Plan and issued 110,700 options under that Plan. On August 17, 2022, the Board issued an aggregate of 15,000 options under the 2021 Equity Plan to two employees. On August 17, 2022, the Board also acted to suspend operation of the provision of the 2021 Equity Plan that causes forfeiture of vested options if the service provider leaves the Company.

The fair value of the options awarded to employees and service providers under the 2021 Equity Plan were calculated using the Black-Scholes method and were tied to service conditions for purposes of vesting. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding. During the year ended December 31, 2021, 43,385 options vested and compensation expense related to them for the year-ending 2021 was $42,320 with unearned expense of $23,301. During the year ended December 31, 2022, 100,163 options vested and compensation expense related to them for the year-ending 2022 was $54,616 with unearned expense of $22,627. Below is a summary of terms for options issued in 2022 under the plan.

Exercise price per option	$0.75
Fair value per option at grant date	$0.60
Expected term	5 years
Expected volatility	243-244%
Expected dividend yield	0%
Risk-free interest rate	1.40-3.00%

Warrants

As of December 31, 2022, there were outstanding and exercisable warrants to purchase 7,440,639 shares of common stock with a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 61.12 months. The weighted average contractual term reflects the extension of two years for warrants issued in 2018, 2019 and the first quarter of 2020 that was effected in May 2022.

As of December 31, 2021, there were outstanding and exercisable warrants to 6,597,178 shares of common stock with a weighted average exercise price of $1.66 per share and a weighted average remaining contractual term of 24.9 months.

NOTE 14 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Income tax provision (benefit) at U.S. statutory rate of 21%	$441,000	$331,000
Government grant	13,000	-
Payroll Protection Program loan forgiveness	-	44,000
Change in valuation allowance	(454,000)	(375,000)
Revaluation of deferred tax asset	(327,000)	441,000
Revaluation of valuation allowance	-	(441,000)
Revaluation of valuation allowance due to return to provision	85,000	-
Revaluation of valuation allowance due to ANI sale	242,000	-
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating loss carryforward	$3,392,000	$3,355,000
Stock-based compensation	109,000	66,000
Allowance for inventory obsolescence	39,000	14,000
Accrued compensation	6,000	1,000
Other	56,000	39,000
Total deferred tax assets	3,602,000	3,475,000
Valuation allowance	(3,602,000)	(3,475,000)
Net deferred tax assets	$-	-

The gross estimated net operating loss carryforward was approximately $16,150,000 at December 31, 2022, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards prior to 2017 will expire between 2022 and 2038, while the potential tax benefits arising after 2017 currently have no expiration date.

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

The Company’s 2019, 2020, 2021 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of December 31, 2022, the Company has not accrued any amount for litigation contingencies.

NOTE 16 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the years ended December 31, 2022 and 2021 are as follows:

	For the Years Ended December 31,
	2022	2021
Customer A	33%	13%
Customer B	11%	-%
Customer C	* %	13%
Customer D	-%	18%
Customer E	-%	14%
Total	44%	58%

*	Less than 10%

Accounts receivable balances for these customers at December 31, 2022 and 2021 were $104,315 and $13,326 respectively. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2022 and 2021, total sales in the United States represent approximately 95% and 76% of total consolidated revenues, respectively. Germany accounted for 0% and 14% of total sales during the years ended December 31, 2022 and 2021, respectively.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2022 and 2021 are:

	For the Years Ended December 31,
	2022	2021
Vendor A	13%	*	%
Vendor B	11	*
Vendor C	*	41
Total	24%	41%

*	Less than 10%

The vendors above are used for raw material purchases used primarily in the production of lens care and anti-fog products.

NOTE 17 - SUBSEQUENT EVENTS

In January 2023, the Company sold 15,749 shares of common stock to an individual, accredited investor for proceeds of $19,686 and sold to that investor warrants to purchase up to 15,688 shares of common stock for proceeds of $314. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept $66,000 worth of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. During that period, we will pay cash of $8,056 per month, effectively a cash rent reduction of $10,983 per month.

On March 23, 2023, the Company sold 39,371 shares of common stock to an individual, accredited investor for proceeds of $49,214 and sold to that investor warrants to purchase up to 39,313 shares of common stock for proceeds of $786. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under Rule 13a-15(b) under the Exchange Act. The review for the period ended December 31, 2022 and for the year ended December 31, 2021, concluded that there were material weaknesses in our disclosure procedures and controls. In 2021 one weakness related to our ability to accomplish our financial reporting within the time periods specified in the SEC rules and forms, for both 2021 and 2022 our small staff size restricts our ability to adequately segregate duties. The sale of our subsidiary ANI in May 2022 and the merger of our subsidiary limited liability company into the parent at the end of 2022 has simplified our corporate structure so that will, after a transition period, simplify our financial reporting.

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

Under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013 and subsequent guidance prepared by the Commission specifically for smaller public companies. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2022 the Company’s internal controls over financial reporting were not effective at the reasonable assurance level: We have not had sufficient resources in our accounting function to have segregation of duties so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. Management evaluated our limited resources and our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth the names of our directors and executive officers, their ages, positions they hold and the time they have served us and our predecessors. The narrative below sets out their principal occupations at present and for at least the past five years.

Name	Age	Position(s)	Serving Since
Ronald J. Berman	65	Director	May 1996
Tom J. Berman	43	Director, President & CEO	October 2018
Miles Gatland	53	Director	February 2022
Raymond Gunn	64	Director	December 2022
Jeanne M. Rickert	68	Director and Chief Legal Officer	August 2014
Scott E. Rickert	68	Chairman of the Board	August 2014
David Sherbin	62	Director	May 2022
Leandro Vera	50	Chief Financial Officer	February 2020

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

Raymond Gunn is an experienced chief executive officer, chief financial officer and board member. In 2006, Ray co-founded Wingspan Capital Partners, a private equity and consulting firm. That became Wingspan Group in 2017, and Ray became, and continues as, its CEO. Since January 2018 he has also been the CEO and CFO of Blakes Family of Companies and in 2022 he became the Chairman and CEO of FSB Holdings, In., a bank holding company. Additionlly, he currently serves on the boards of TrillaMed, LLC., Cadillac Products Packaging Company, Blake’s Family of Companies, Central Michigan University Research Corp., the Eastern Division of The Salvation Army and he is vice chairman of the Board of Visitors for the School of Business at Oakland University. He is a graduate of Oakland University and pursued a Masters in Taxation from Walsh College. He is a CPA.

Mr. Gunn’s accounting expertise and his experience as a senior executive and CEO of operating companies is valuable to management and the Board.

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

David Sherbin is the Senior Vice President, General Counsel and Chief Compliance Officer of Superior Industries, Inc, a position he has held since June 1, 2022. Previously, Mr. Sherbin provided legal and consulting services. He retired in April 2021 from his position as the senior vice president, general counsel, chief compliance officer and secretary at Aptiv PLC (formerly Delphi Automotive). He joined that company in 2005 and served as General counsel & Chief Compliance Officer. Prior to that, Mr. Sherbin served Pulte Group, Federal Mogul Corporation and Heller Financial Inc. in legal and compliance roles. He is a graduate of Oberlin College and Cornell Law School.

Mr. Sherbin’s experience in legal matters and his background in compliance strengthen the resources of the Company in those areas.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2021 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2021, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2022.

Code of Ethics

We have adopted a code of ethics (as such term is defined in Item 406 of Regulation S-K) (the “Code of Ethics”) that applies to our executive officers and other employees. A copy of the Code of Ethics will be sent, free of charge, to any person who sends a written request for a copy to Jeanne Rickert, Secretary, Nano Magic Inc., 31601 Research Park Drive, Madison Heights, MI 48071

Board Leadership Structure and Board’s Role in Risk Oversight

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

Board Committees and Director Independence

Our securities are not quoted on an exchange that requires a majority of the members of our Board of Directors (“the Board” or the “Board of Directors”) to be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Similarly, we are not required to establish or maintain an Audit Committee or other committee of our Board of Directors. Nonetheless, as a matter of corporate governance best practice, we have established an Audit Committee (as described below) and our board has determined that Messrs. Gatland, Gunn and Sherbin are “independent” as defined by the NASDAQ Marketplace rules.

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

Audit Committee

In February 2016, the Board created an audit committee. It is charged with overseeing (1) the integrity of our financial statements and accounting and financial reporting processes; (2) our compliance with legal and regulatory requirements; (3) the performance of our independent auditor and the qualifications and independence of that firm; (4) our system of disclosure, internal controls and compliance with our Code of Ethics. In December 2022, Messrs. Gatland, Gunn and Sherbin were elected to serve on that committee, Mr. Gunn as Chair of the committee. Mr. Gunn is an audit committee financial expert.

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

In reliance on the reviews conducted, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2022; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2022 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022. Compensation information is shown for the fiscal years ended December 31, 2022 and December 31, 2021.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2022 and fiscal 2021. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2022 and fiscal 2021 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2022.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date.

Name & Principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(i)	(j)
Tom J. Berman President & CEO	2022	195,000	(2)	-	24,000	146,889	1,000	366,889
Tom J. Berman President & CEO	2021	210,500		159,145	8,000	457,223	-	834,870

(1)	All directors are compensated for service on our Board. The compensation in this column for Mr. Berman, reflects awards for service as a director.
(2)	$40,000 of this amount was earned, but was accrued and not paid.

Mr. Berman’s contract was originally from April 1, 2019 through December 31, 2020. In November 2020, the Board acted to extend his contract through 2023. His salary was $15,000 per month for 2020 and $17,500 per month for 2021. In 2020, Mr. Berman also earned a cash bonus of 10% of the amount by which revenue at our subsidiary Nano Magic LLC for any calendar quarter of 2020 exceeded $450,000, subject to an annual cap on the cash bonus payment of $200,000. In 2020, Mr. Berman reached the cap on the cash payment for the bonus; accordingly, options to purchase an additional 100,000 shares of stock at a price of $0.55 per share became vested. Because revenue for Nano Magic LLC was up more than 20% in 2021 over 2020, Mr. Berman’s salary increased in March 2022 to $20,000 per month. Mr. Berman also earned a sales bonus in 2021 and will earn a bonus on 2022 equal to 10% of the amount by which gross sales by Nano Magic LLC exceed the sales target for the quarter, subject to an annual cap.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2022.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised options - exercisable	Number of Securities Underlying Unexercised Options - unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tom J. Berman	450,000	-	-	0.55	(1)	-	-	-	-
Tom J. Berman	600,000	1,450,000	-	0.75	(2)	-	-	-	-

(1)	The option to purchase:	Expires on:
	50,000 Option Shares	April 3, 2024
	75,000 Option Shares	December 31, 2024
	100,000 Option Shares	June 30, 2025
	125,000 Option Shares	December 31, 2025
	100,000 Option Shares	December 31,2025
(2)	The option to purchase	Expires on:
	150,000 Option Shares	June 30, 2025
	150,000 Option Shares	December 31, 2025
	150,000 Option Shares	June 30, 2026
	150,000 Option Shares	December 31, 2026

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2022. Amounts paid to Mr. Tom Berman are shown in the summary Compensation Table for named executive officers. All directors were compensated for 2022 with a fee of $2,000 per meeting paid in shares of commons stock. Miles Gatland joined the Board in February, 2022, David Sherbin joined the board in May, 2022. Raymond Gunn joined the Board in December 2022 and was not compensated in 2022.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation		Total
Ronald J. Berman	$-	$24,000	-	$124,150	(2)	$148,150
Miles Gatland	$-	$24,000	-	-		$24,000
Scott E. Rickert	$-	$24,000	-	$50,000	(3)	$74,000
Jeanne M. Rickert	$-	$24,000	-	$-		$24,000
David Sherbin	$-	$12,000	-	-		$12,000

(1)	No option awards were made to Directors in 2022 or 2021. In 2021, in connection with consulting services, Mr. Ronald Berman was awarded an option described above.
(2)	Bonus, consulting and legal fees paid to Mr. Berman in 2021.
(3)	Repayment of cash advances made to the Company in prior years.

We have entered into agreements to provide contractual indemnification and advancement of expenses to the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

See table and related explanations under item 5 above regarding Equity Compensation Plans.

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of March 11, 2023 with respect to each person who is known to us to be the beneficial owner of more than five percent of our common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class(2)

PEN Comeback, LLC 31601 Research Park Drive Madison Heights, MI 48071	3,349,467		17%

PEN Comeback 2, LLC 31601 Research Park Drive Madison Heights, MI 48071	2,842,670		14%

Magic Growth LLC 31601 Research Park Drive Madison Heights, MI 48071	1,961,496		10%

Magic Growth 2 LLC 31601 Research Park Drive Madison Heights, MI 48071	2,308,912		12%

Magic Growth 3 LLC 31601 Research Park Drive Madison Heights, MI 48071	1,484,254		8%

Rickert Family, Limited Partnership 9 Diamond Drive Key West, FL 33040	1,564,512		8%

Ronald J. Berman 31601 Research Park Drive Madison Heights, MI 48071	2,064,868	(3)	11	%(4)

Tom J. Berman 31601 Research Park Drive Madison Heights, MI 48071	1,864,457	(5)	9	%(4)

(1)	Includes warrants and options that are presently exercisable.

(2)	Percentages assume that all options and warrants presently exercisable or exercisable in the next 60 days have been exercised.

(3)	Mr. Ron Berman owns directly 521,374 shares and options and warrants presently exercisable for 45,000 shares. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

(4)	Mr. Ron Berman and Mr. Tom Berman share equally the voting and dispositive power over the holdings of PEN Comeback, LLC; PEN Comeback 2, LLC; Magic Growth, LLC; Magic Growth 2 LLC and Magic Growth 3 LLC (these five entities, the “Investors”). As a result, their voting control on a fully diluted basis is 61% for Mr. Ron Berman and 64% for Mr. Tom Berman.

(5)	Mr. Tom Berman owns directly 116,411 shares and options and warrants for 857,500 shares exercisable now or in the next 60 days. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

Set forth in the table below is information as of March 11, 2023 with respect to the beneficial ownership of common stock by our directors and Executive Officers.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Economic Percentage Ownership	Voting and Dispositive Power
Ronald J Berman (1) (2)	2,064,868	11%	64%
Tom J. Berman (1) (2)	2,064,457	11%	67%
Miles Gatland (3)	1,274,578	6%		(5)
Raymond Gunn	0	-	-
Jeanne M. Rickert (4)	615,080	3%		(5)
Scott E. Rickert (4)	623,334	3%	6	%(4)
David Sherbin	16,000	- (5)	-	(5)
Leandro Vera	0	-	-
All directors and officers as a group		35%	84%

(1)	Includes options and warrants held directly by the following individuals that are presently exercisable or exercisable in the next 60 days:

Mr. Ron Berman	45,000
Mr. Tom Berman	1,057,500
Mr. Miles Gatland	70,000

(2)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in PEN Comeback LLC, PEN Comeback 2 LLC or both. Ronald Berman and Tom Berman share voting and dispositive power over all securities held by PEN Comeback LLC, PEN Comeback 2 LLC, Magic Growth LLC, Magic Growth 2 LLC and Magic Growth 3 LLC.

(3)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in Magic Growth LLC, Magic Growth 2 LLC and Magic Growth 3 LLC. Last column only includes securities held directly, as Messrs. Ron and Tom Berman hold voting and dispositive power of securities held indirectly.

(4)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in Rickert Family, Limited Partnership. Mr. Rickert has sole voting and dispositive power over all securities held by Rickert Family, Limited Partnership.

(5)	Less than 1%.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Our board has determined that Messrs. Gatland, Gunn and Sherbin are “independent” as defined by the NASDAQ Marketplace rules.

Please refer to Note 10 – “Related Party Transactions” to our Consolidated Financial Statements included in this Report. The information described therein is hereby incorporated by reference under this Item 13.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by our principal independent accountants, UHY for categories of services indicated.

	Years Ended December 31,
Category	2022		2021
Audit Fees		$127,500	$127,500
Audit Related Fees	$		$-
Tax Fees		$9,000	$9,000
All Other Fees		$-	$-

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Nano Magic Inc., dated July 2, 2020. (i incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 2, 2020.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated March 2, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10K filed with the SEC on May 28,2021).

3.3*	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company effective December 31, 2022.

3.4	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

4.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

4.2	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.3	Form of Warrant issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.4+	Option dated April 4, 2019 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.5	Registration Rights Agreement, dated September 6, 2019, by and between PEN Inc., and PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.6	Form of Warrant issued to PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.7	Form of Warrant issued to Magic Growth LLC and Magic Growth 2 LLC (incorporated herein by reference to Exhibit 4.7 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.8+	Option dated March 2, 2020 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.9	Option dated March 2, 2020 issued to Ronald J. Berman (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.10	Form of Warrant issued to Magic Growth 3 LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on March 30, 2022).

4.11	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10K filed with the SEC on March 30, 2022)

4.12*	Form of amendment to extend term of Warrant(s)
4.13*	Form of Amendment to Option(s) to permit personal representative to exercise vested options

4.14*	Form of Secured, Convertible Promissory Note

10.1	Commercial Security Agreement, dated February 10, 2015, between Nanofilm, Ltd. and KeyBank National Association (incorporated herein by reference to Exhibit 10.13 of the Company’s form 10-K filed with the Commission on April 10, 2015).

10.2	Amendment to Commercial Promissory Note dated June 18, 2019, between PEN Brands LLC and KeyBank National Association (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

10.3	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 of the Company’s form 10-K filed with the Commission on March 30, 2016).

10.4+	Nano Magic Holdings Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.5+	Employment Agreement, dated April 3, 2019, between PEN Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.14 of the Company’s form 10-K filed with the Commission on, 2020).

10.6	U.S Small Business Administration Note, dated May 8, 2020, from Nano Magic LLC to Fifth Third Bank (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.7+	Exhibit B executed March 2, 2020 to Employment Agreement dated April 3, 2019, between Nano Magic Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.8	Form of Indemnification and Advancement Agreement between individual directors and Nano Magic Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10Q filed with the SEC on October 28,2021).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Magic Inc.
(Registrant)

By:	/s/ Tom J. Berman
Tom J. Berman, President & CEO

Date:	April 11, 2023

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

Signature	Title	Date

/s/ Tom J. Berman	Director, President & CEO	April 11, 2023
Tom J. Berman	(principal executive officer)

/s/ Leandro Vera	Chief Financial Officer	April 11, 2023
Leandro Vera	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	April 11, 2023
Ronald J. Berman

/s/ Miles Gatland	Director	April 11, 2023
Miles Gatland

/s/ Raymond Gunn	Director	April 11, 2023
Raymond Gunn

/s/ Jeanne Rickert	Director	April 11, 2023
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	April 11, 2023
Scott E. Rickert

/s/ David Sherbin	Director	April 11, 2023
David Sherbin

