Form 10-Q
period 2023-03-31
Nano Magic Inc.
filed 2023-05-15
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 11,046,888 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

NET REVENUES	$697,029	$519,143

COST OF SALES	622,279	532,564

GROSS PROFIT (LOSS)	74,750	(13,421)

OPERATING EXPENSES:
Selling and marketing expenses	59,424	79,529
Salaries, wages and related benefits	308,720	463,222
Research and development	5,904	7,489
Professional fees	189,459	253,979
General and administrative expenses	189,006	251,798

Total Operating Expense	752,513	1,056,017

LOSS FROM OPERATIONS	(677,763)	(1,069,438)

OTHER INCOME (EXPENSE)
Income from investment in subsidiary	32,156	-
Interest expense	(14,368)	(8,559)
Other income	6,938	-
Total Other Income (Expense)	24,726	(8,559)

LOSS FROM CONTINUING OPERATIONS	(653,037)	(1,077,997)

INCOME FROM DISCONTINUED OPERATIONS	-	14,345

NET LOSS	$(653,037)	$(1,063,652)

NET LOSS PER SHARE - BASIC:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	-	-
NET LOSS PER SHARE - BASIC:	$(0.06)	$(0.11)

NET LOSS PER SHARE - DILUTED:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	-	-
NET LOSS PER SHARE - DILUTED:	$(0.06)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,738,962	9,945,658
Diluted	10,738,962	9,945,658

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$55,786	$259,223
Accounts receivable, net	349,395	348,565
Inventory, net	1,055,780	1,120,073
Prepaid expenses	88,010	132,997
Current portion of note receivable	40,000	40,000
Total Current Assets	1,588,971	1,900,858
Operating lease right-of-use assets	990,775	1,037,749
Property, plant and equipment, net	500,337	525,809
Note receivable, non-current	334,636	375,983
Non-marketable equity investment in subsidiary	282,302	250,146
Total Assets	$3,697,021	$4,090,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$757,051	$762,524
Accounts payable - related parties	177,117	87,119
Accrued expenses and other current liabilities	307,749	276,132
Current portion of notes payable	25,000	26,629
Current portion of finance leases	32,702	39,005
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	146,957	142,173
Total Current Liabilities	1,489,463	1,376,469
Notes Payable, net of current portion	350,000	350,000
Finance leases, net of current portion	18,367	24,194
Operating lease liabilities, net of current portion	683,623	722,420
Total Liabilities	2,541,453	2,473,083

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 10,850,037 and 10,722,431 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,084	1,072
Additional paid-in capital	13,954,274	13,763,143
Accumulated deficit	(12,799,790)	(12,146,753)
Total Stockholders’ Equity	1,155,568	1,617,462
Total Liabilities and Stockholders’ Equity	$3,697,021	$4,090,545

See accompanying notes to consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(unaudited)

			Additional		Total
	Class A Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

Common stock issued for cash, net of issuance costs	375,001	38	656,214	-	656,252

Stock-based compensation	-	-	67,255	-	67,255

Warrants and options on private placement	-	-	18,748	-	18,748

Net loss	-	-	-	(1,063,652)	(1,063,652)

Balance, March 31, 2022	10,077,681	$1,008	$12,702,228	$(11,108,816)	$1,594,420

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	$1,617,462

Common stock issued for cash, net of issuance costs	74,806	7	93,500	-	93,507

Stock-based compensation		-	30,144	-	30,144

Stock issued for services	52,800	5	65,955	-	66,000

Warrants and options on private placement	-	-	1,492	-	1,492

Net loss				(653,037)	(653,037)

Balance, March 31, 2023	10,850,037	$1,084	$13,954,274	$(12,799,790)	$1,155,568

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(653,037)	$(1,077,997)
Net income from discontinued operations	-	14,345
Adjustments to reconcile net loss to net cash used in operating activities:
Change in inventory obsolescence reserve	4,717	35,716
Depreciation and amortization expense	28,301	28,093
Bad debt expense	5,645	22,715
Stock-based compensation	96,144	67,255
Income from investment in subsidiary	(32,156)	-
Change in operating assets and liabilities:
Accounts receivable	(6,475)	16,827
Inventory	59,576	15,709
Prepaid expenses and contract assets	44,987	77,430
Accounts payable	15,870	30,539
Accounts payable - related party	47,998	(4,287)
Operating lease liabilities	12,961	14,788
Accrued expenses	72,445	33,307
Total adjustments	350,013	338,092

Net cash used by continuing operating activities	(303,024)	(739,906)
Net cash used by discontinued operating activities	-	(12,609)

NET CASH USED BY OPERATING ACTIVITIES	(303,024)	(752,515)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Proceeds from note receivable	20,000	-
Purchases of property and equipment	(2,829)	(4,910)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	17,171	(4,910)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	95,000	675,000
Proceeds from issuance of convertible debt	-	200,000
Repayment of bank loans	(1,628)	(11,563)
Repayment of finance leases	(10,956)	(9,047)
Repayment of advances from related parties	-	(36,065)

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,416	818,325

NET (DECREASE) INCREASE IN CASH	(203,437)	60,900

CASH in continuing operations, beginning of year	259,223	197,932
CASH in discontinued operations, beginning of year	-	44,542

CASH, end of period	$55,786	$303,374
Less: CASH in discontinued operations, end of period	$-	$11,586
CASH in continuing operations, end of period	$55,786	$291,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,469	$8,911

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND INVESTING ACTIVITES
Reduction of note receivable from subsidiary for non-cash services	$21,348	$-
Reduction of rent payable through issuance of stock	$32,948	$-

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. The balance sheet at December 31, 2022 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 11, 2023.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited consolidated financial statements, the Company had losses from continuing operations and net cash used by continuing operations of $653,037 and $303,024 for the three months ended March 31, 2023, respectively, and a loss from continuing operations of $1,077,997 and cash used by continuing operations of $739,906 for the three months ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following is the detail of major line items that constitute income from discontinued operations:

	For the Three Months Ended
	March 31,
	2023	2022

Net Revenues	$-	$167,115
Cost of Sales	-	134,082
Gross Profit	-	33,033

Salaries, wages and related benefits	-	5,889
General and administrative expenses	-	12,447
Interest and other expense	-	352
Net income from discontinued operations	$-	$14,345

NOTE 3 – INVENTORY

At March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$688,043	$695,774
Work-in-progress	243,284	256,095
Finished goods	314,048	353,082
	1,245,375	1,304,951
Less: reserve for obsolescence	(189,595)	(184,878)
Inventory, net	$1,055,780	$1,120,073

NOTE 4 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. At March 31, 2023, the investment was $282,302, included in non-current assets. For the three-month period ended March 31, 2023, the Company recorded income from the investment in subsidiary of $32,156.

NOTE 5 – NOTES PAYABLE AND FINANCE LEASES

Notes Payable

On January 7, 2022, the Company sold to one investor a $100,000 convertible note due March 31, 2025. On January 26, 2022, and January 31, 2022, the Company sold two $50,000 convertible notes to two different investors. The two $50,000 notes are due March 31, 2026. All three notes were issued at face value, and bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

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

At March 31, 2023 and at December 31, 2022, we had outstanding convertible notes aggregating $375,000 in principal amount. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note is payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note is secured by certain equipment, as defined in the Equipment Note, and bears interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remained the same at 6.29% per year and the monthly payments remained at $4,053 per month. At March 31, 2023, the principal amount due under the Equipment Note had been paid in full. At December 31, 2022, $1,629 was outstanding under the Equipment Note.

Finance Leases

On August 11, 2020, the company entered into a finance lease for furniture. We financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of March 31, 2023, the balance on the lease was $7,720 included in current portion of finance leases and $1,840 included in accounts payable.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of March 31, 2023, the balance on the lease is $2,518 and is current.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of March 31, 2023, the balance on the lease was $40,832; the current and non-current portions were $22,464 and $18,367, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three-month period ended March 31, 2023 and the three-months ended March 31, 2022, we accrued $6,000 in fees for each of the directors, totaling $42,000 for the period ended March 31, 2023 and $30,000 for the same period in 2022. For the period ended March 31, 2023 we accrued $30,000 in consulting fees to director Ronald J. Berman. For the three-month period ended March 31, 2022, we paid consulting and legal fees to him of $54,150. During the three-month period ended March 31, 2023, we paid director and our President and CEO, Tom Berman, salary in the amount of $30,000, and we accrued additional salary of $30,000 for the period. For the three-month period ended March 31, 2022, we paid him $55,000 in salary. See Note 9 Subsequent Events regarding options issued to Tom Berman to satisfy this accrual.

At March 31, 2022 and at December 31, 2022, aggregate advances from Scott & Jeanne Rickert were $42,887. On both those dates, accrued payroll for the Rickerts was an aggregate of $16,000.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021 and 2022.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. The lease for the Michigan facility gives us the right, during the first three years of the lease, to buy up to a 49% interest in the landlord for a price equal to 49% of the contributions received from other members. See Note 7, Stockholder’s Equity regarding the issuance of stock in partial satisfaction of unpaid rent. As of March 31, 2023, rent in the amount of $24,117 is accrued and unpaid.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Issuances of Common Stock

Common Stock Issued for Services

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept 52,800 shares of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. Those shares were issued in March, 2023.

Sales of Common Stock

During the quarter ended March 31, 2022, the Company sold 375,001 shares of common stock for proceeds of $656,252 and warrants to purchase up to 374,965 shares of common stock for proceeds of $18,748. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

For the three months ended March 31, 2023, the Company sold 74,806 shares of common stock for proceeds of $93,507. Additionally, 74,626 warrants were sold for $1,492. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

Stock Options

Stock options to purchase common stock outstanding at March 31, 2023 include the 130,700 options granted in February 2022 and 15,000 options granted in August 2022 under the 2021 Equity Incentive Plan. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	2,760,991	$0.69	3.08	-
Exercised	-	-	-	-
Issued	-	-	-	-
Expired & forfeited	(376)	0.80	-	-
Outstanding March 31, 2023	2,760,615	$0.72	3.85	$-

Exercisable March 31, 2023	1,279,585	$0.69	2.85	$-

	March 31, 2023	December 31, 2022
Stock options	2,760,615	2,760,991
Stock warrants	7,515,265	7,440,639
Total	10,275,880	10,201,630

Warrants

As of March 31, 2023, there were outstanding and exercisable warrants to purchase 7,515,265 shares of common stock. On May 26, 2022, the Board acted to extend the term of warrants that were issued in 2018, 2019, or the first quarter of 2020, adding an additional two years to the term of each of the 4,052,003 warrants issued in that period. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 26.32 months. As of March 31, 2023 and December 31, 2022, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of March 31, 2023 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of March 31, 2023, the Company has not accrued any amount for litigation contingencies.

NOTE 9 – SUBSEQUENT EVENTS

On April 12, 2023, the Company granted 47,610 options under the 2021 Equity Plan and an additional 30,000 in options to Tom J. Berman our President. The options were granted to individuals in lieu of cash for a portion of their salary for the period from December 31, 2022 through March 31, 2023. All options are at an exercise price of $0.65 per share for a four-year term and were fully vested on date of grant.

On April 14, 2023, the Company sold 196,851 shares of common stock to an accredited investor for proceeds of $246,064 and sold to that investor warrants to purchase up to 196,813 shares of common stock for proceeds of $3,936. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

On April 27, 2023 the Company entered into an agreement to settle claims under which we received a payment of $50,000. As part of that agreement, on May 8, 2023, the Company also sold to the counterparty 57,143 shares of common stock for proceeds of $100,000 at a price of $1.75 per share.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2023 and 2022.

Comparison of Results of Continuing Operations for the Three months ended March 31, 2023 and 2022

Revenues:

For the three months ended March 31, 2023 and 2022, revenues from continuing operations were:

	Three Months Ended March 31,
	2023	2022
Total revenue	$697,029	$519,143

For the three months ended March 31, 2023, sales from continuing operations increased by $177,886 or 34% as compared to the three months ended March 31, 2022. The increase for the three-month period was due primarily to growth in the company’s e-commerce sales channel. Going-forward, the company wants to grow sales in channels that have lower costs to improve margin.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and overhead and shipping and handling costs incurred.

	Three Months ended March 31,
	2023	2022
Cost of sales:	$622,279	$532,564

For the three months ended March 31, 2023, cost of revenues increased by $89,715 or 17% as compared to the three months ended March 31, 2022. The increase for the period was due primarily to increased sales volume overall. As a percentage of sales, e-commerce transaction fees and customer acquisition costs were a significant contributor.

Gross profit and gross margin

For the three months ended March 31, 2023, gross profit was $74,750 as compared to a loss of $13,421 for the prior year, a change of $88,171 or 657%. For the three months ended March 31, 2023, gross margin was 10.7% as compared to (2.6)% in the prior year. The improvement in gross margin is largely attributed to an increase in sales volume enabling the company to cover fixed costs. Efforts to reduce costs also resulted in a reduction in production overhead expenses that improved margin.

Operating expenses

For the three months ended March 31, 2023, operating expenses decreased by $303,504 or 29% compared to the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended March 31,
	2023	2022
Selling and marketing expenses	$59,424	$79,529
Salaries, wages and related benefits	308,720	463,222
Research and development	5,904	7,489
Professional fees	189,459	253,979
General and administrative expenses	189,006	251,798
Total	$752,513	$1,056,017

●	For the three months ended March 31, 2023, selling and marketing expenses decreased by $20,105 or 25% as compared to the three months ended March 31, 2022, due to a decreased reliance on sales consultants and general marketing programs.

●	For the three months ended March 31, 2023, salaries, wages and related benefits decreased by $154,502 or 33%, as compared to the three months ended March 31, 2022. These decreases were due to a general reduction in workforce as part of the company’s effort to manage costs and to reach profitability.

●	For the three months ended March 31, 2023, research and development costs decreased by $1,585 or 21%, as compared to the three months ended March 31, 2022 The changes were due to the timing of expenses in the course of ongoing work.

●	For the three months ended March 31, 2023, professional fees decreased by $64,520 or 25%, as compared to the three months ended March 31, 2022. This change reflects primarily a decrease in legal expenses.

●	For the three months ended March 31, 2023, general and administrative expenses decreased by $62,792 or 25% as compared to the three months ended March 31, 2022. Costs decreased as a result of an across-the-board reduction in operating expenses to support the business and a focus on cost-cutting.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2023, loss from operations amounted to $677,763 as compared to a loss of $1,069,438 for the three months ended March 31, 2022, a change of $391,675 or 37%.

Income from investment in subsidiary

As a result of the sale of a 70% interest in ANI on May 31, 2022, we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three months ended March 31, 2023, that was income of $32,156 as compared to $0 in the three months ended March 31, 2022.

Interest expense

For the three months ended March 31, 2023, interest expense was $14,368 as compared to $8,559 in the prior year. The increase was due to interest expense for convertible notes issued in 2022 and 2023.

Other income

For the three months ended March 31, 2023, other income was $6,938 as compared to other expense of $0 for the three months ended March 31, 2022. The increase was due to interest income from a note receivable from the subsidiary in which we sold our controlling interest in May 2022.

Loss from continuing operations

As a result of the foregoing, we reported a loss from continuing operations of $653,037 for the three-month period ended March 31, 2023 and a loss of $1,077,997 for the three-month period in the prior year, an improvement of $424,960 or 39%.

Income from discontinued operations

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-time employees in exchange for a promissory note in the face amount of $450,000. On a continuing basis, we no longer recognize income from this operation in the statement of operations, while in the comparative period for the three months ended March 31, 2022, we recognized income of $14,345.

Net loss

For the three months ended March 31, 2023, net loss was $653,037 as compared to a net loss of $1,063,652 for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $99,508 and $55,786 of unrestricted cash as of March 31, 2023 and working capital of $524,389 and $259,223 of unrestricted cash as of December 31, 2022.

The following table sets forth a summary of changes in our working capital from December 31, 2022 to March 31, 2023:

			December 31, 2022 to March 31, 2023
	March 31, 2023	December 31, 2022	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,588,971	$1,900,858	$(311,887)	(16.41)%
Total current liabilities	1,489,463	1,376,469	112,994	8.21%
Working capital:	$99,508	$524,389	$(424,881)	(81.02)%

The decrease in current assets is primarily attributable to a decrease in inventory and cash.

Net cash used by operating activities was $(303,024) for the three months ended March 31, 2023 as compared to net cash used by operating activities of $(752,515) for the three months ended March 31, 2022, a net change of $(449,491) or 60%. Net cash used by operating activities for the three months ended March 31, 2023 primarily resulted from net loss from continuing operations of $(653,037) adjusted for add-backs of $102,651 and changes in operating assets and liabilities of $247,362.

Net cash provided by continuing investing activities was $17,171 for the three months ended March 31, 2023, as compared to net cash used by continuing investing activities of $(4,910) for the same period in 2022.

Net cash provided by continuing financing activities was $82,416 for the three months ended March 31, 2023 reflecting $95,000 in proceeds from sales of common stock and warrants, as compared to net cash provided by continuing financing activities of $818,325 for the same period in 2022, reflecting proceeds of $675,000 from sales of common stock and proceeds of $200,000 from the issuance of convertible debt, offset by $36,065 in repayments of related party advances.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to pay down accounts payable, and support increased product sales, and sales and marketing expenses. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

See note 5 to our unaudited condensed consolidated financial statements regarding our equipment loan and financing leases.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2023, the Company sold 74,806 shares of common stock for proceeds of $93,507. Additionally, 74,626 warrants were sold for $1,492. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

On April 12, 2023, the Company granted 47,610 options under the 2021 Equity Plan and an additional 30,000 in options to Tom J. Berman our President. The options were granted to individuals in lieu of cash for a portion of their salary for the period from December 31, 2022 through March 31, 2023. All options are at an exercise price of $0.65 per share for a four-year term and were fully vested on date of grant.

On April 14, 2023, the Company sold 196,851 shares of common stock to an accredited investor for proceeds of $246,064 and sold to that investor warrants to purchase up to 196,813 shares of common stock for proceeds of $3,936. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

On May 8, 2023, as part of a settlement agreement entered into on April 27, 2023, the Company sold to the counterparty 57,143 shares of common stock for proceeds of $100,000 at a price of $1.75 per share.

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

Nano Magic Holdings Inc. (Registrant)

Date: May 15, 2023	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: May 15, 2023	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

