Form 10-Q
period 2023-06-30
Nano Magic Inc.
filed 2023-08-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 11,429,666 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET REVENUES	$709,293	$493,782	$1,406,322	$1,012,925

COST OF SALES	507,155	458,330	1,129,434	990,894

GROSS PROFIT	202,138	35,452	276,888	22,031

OTHER OPERATING INCOME	11,420	-	11,420	-

OPERATING EXPENSES:
Selling and marketing expenses	54,018	96,301	113,442	175,830
Salaries, wages and related benefits	189,986	316,752	468,562	712,718
Stock compensation expense	260,249	39,366	290,393	106,621
Research and development	6,371	3,211	12,275	10,700
Professional fees	112,762	188,794	302,221	442,773
General and administrative expenses	258,508	211,463	447,514	463,261

Total Operating Expense	881,894	855,887	1,634,407	1,911,903

LOSS FROM OPERATIONS	(668,336)	(820,435)	(1,346,099)	(1,889,872)

OTHER INCOME (EXPENSE)
Income (loss) from investment in subsidiary	8,782	(3,161)	40,938	(3,161)
Interest expense	(7,575)	(8,337)	(21,943)	(15,635)
Other income	16,264	3,886	23,202	2,625
Total Other Income (Expense)	17,471	(7,612)	42,197	(16,171)

LOSS FROM CONTINUING OPERATIONS	(650,865)	(828,047)	(1,303,902)	(1,906,043)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	-	(13,045)	-	1,300
Gain on sale of discontinued operations	-	1,148,225	-	1,148,225

NET INCOME FROM DISCONTINUED OPERATIONS	-	1,135,180	-	1,149,525

NET (LOSS) INCOME	$(650,865)	$307,133	$(1,303,902)	$(756,518)

NET (LOSS) INCOME PER SHARE - BASIC:
Continuing operations	$(0.06)	$(0.08)	$(0.12)	$(0.19)
Discontinued operations	$-	$0.11	$-	$0.11
NET (LOSS) INCOME PER SHARE - BASIC:	$(0.06)	$0.03	$(0.12)	$(0.08)

NET (LOSS) INCOME PER SHARE - DILUTED:
Continuing operations	$(0.06)	$(0.08)	$(0.12)	$(0.19)
Discontinued operations	$-	$0.11	$-	$0.11
NET (LOSS) INCOME PER SHARE - DILUTED:	$(0.06)	$0.03	$(0.12)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,963,268	10,084,334	10,907,579	10,082,511
Diluted	10,963,268	10,084,334	10,907,579	10,082,511

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$19,813	$259,223
Accounts receivable, net	353,750	348,565
Inventory, net	1,049,562	1,120,073
Prepaid expenses	23,203	132,997
Current portion of note receivable	45,000	40,000
Total Current Assets	1,491,328	1,900,858
Operating lease right-of-use assets	943,100	1,037,749
Property, plant and equipment, net	472,373	525,809
Note receivable, non-current	326,175	375,983
Non-marketable equity investment in subsidiary	291,085	250,146
Total Assets	$3,524,061	$4,090,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$690,066	$762,524
Accounts payable - related parties	100,617	87,119
Accrued expenses and other current liabilities	327,761	276,132
Current portion of notes payable	25,000	26,629
Current portion of finance leases	26,248	39,005
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	153,488	142,173
Total Current Liabilities	1,366,067	1,376,469
Notes payable and debt discount, net of current portion	394,667	350,000
Finance leases, net of current portion	12,396	24,194
Operating lease liabilities, net of current portion	630,646	722,420
Total Liabilities	2,403,776	2,473,083

Commitments and Contingencies (See Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 11,180,953 and 10,722,431 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,117	1,072
Additional paid-in capital	14,569,823	13,763,143
Accumulated deficit	(13,450,655)	(12,146,753)
Total Stockholders’ Equity	1,120,285	1,617,462
Total Liabilities and Stockholders’ Equity	$3,524,061	$4,090,545

See accompanying notes to consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2023	10,850,037	$1,084	$13,954,274	$(12,799,790)	$1,155,568

Common stock issued for cash, net of issuance costs	253,994	25	346,039	-	346,064

Stock-based compensation	-	-	255,539	-	255,539

Stock issued for services	76,922	8	4,702	-	4,710

Warrants and options on private placement	-	-	9,269	-	9,269

Net loss	-	-	-	(650,865)	(650,865)

Balance, June 30, 2023	11,180,953	1,117	14,569,823	(13,450,655)	1,120,285

Balance, March 31, 2022	10,077,681	$1,008	$12,702,228	$(11,108,815)	$1,594,421

Common stock issued for cash, net of issuance costs	283,334	28	495,806	-	495,834

Stock-based compensation	-	-	39,366	-	39,366

Warrants and options on private placement	-	-	14,165	-	14,165

Net Income	-	-	-	307,133	307,133

Balance, June 30, 2022	10,361,015	1,036	13,251,565	(10,801,682)	2,450,919

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	$1,617,462

Common stock issued for cash, net of issuance costs	328,800	32	439,539	-	439,571

Stock-based compensation	-	-	285,683	-	285,683

Stock issued for services	52,800	5	65,995	-	66,000

Restricted stock issued for services	76,922	8	4,702	-	4,710

Warrants and options on private placement	-	-	10,761	-	10,761

Net loss	-	-	-	(1,303,902)	(1,303,902)

Balance, June 30, 2023	11,180,953	1,117	14,569,823	(13,450,655)	1,120,285

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	$1,915,817

Common stock issued for cash, net of issuance costs	658,335	66	1,152,020	-	1,152,086

Stock-based compensation	-	-	106,621	-	106,621

Warrants and options on private placement	-	-	32,913	-	32,913

Net loss	-	-	-	(756,518)	(756,518)

Balance, June 30, 2022	10,361,015	1,036	13,251,565	(10,801,682)	2,450,919

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,303,902)	$(1,906,043)
Net income from discontinued operations	-	1,149,525
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	(3,680)	2,331
Depreciation and amortization expense	56,265	56,159
Bad debt expense	47,997	30,629
Stock-based compensation and stock issued for services	356,393	106,621
Income from investment in subsidiary	(40,938)	-
Change in operating assets and liabilities:
Accounts receivable	(53,181)	23,121
Inventory	74,190	52,166
Prepaid expenses and contract assets	109,794	30,636
Accounts payable	(47,650)	249,340
Accounts payable - related party	13,498	(6,065)
Operating lease liabilities	14,190	29,575
Accrued expenses	51,629	79,607
Contract liabilities	-	159,688
Total adjustments	578,507	813,808

Net cash used by continuing operating activities	(725,395)	(1,092,235)
Net cash used by discontinued operating activities	-	(70,945)

NET CASH USED BY OPERATING ACTIVITIES	(725,395)	(1,163,180)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Proceeds from note receivable	20,000	-
Purchases of property and equipment	(2,829)	(4,910)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	17,171	(4,910)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	445,000	1,184,999
Proceeds from issuance of convertible debt and warrants	50,000	200,000
Repayment of bank loans	(1,630)	(15,454)
Repayment of finance leases	(24,556)	(20,334)
Repayment of advances from related parties	-	(51,065)
Net cash provided by continuing financing activities	468,814	1,298,146
Net cash provided by discontinued financing activities	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	468,814	1,318,146

NET (DECREASE) INCREASE IN CASH	(239,410)	150,056

CASH in continuing operations, beginning of period	259,223	197,932
CASH in discontinued operations, beginning of period	-	44,542

CASH, end of period	$19,813	$392,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$21,943	$15,635

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Effective May 31, 2022, we sold a 70% interest in our subsidiary, Applied Nanotech, Inc. (“ANI”). The contract research services performed by ANI for governmental and private customers was previously reported as our Contract research segment. As a result of this sale, the Company has deconsolidated ANI from its financial reporting, and we now report as only one segment. We retain a 30% interest in ANI that is now recorded as an equity investment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. The balance sheet at December 31, 2022 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 11, 2023.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited consolidated financial statements, the Company had losses from continuing operations and net cash used by continuing operations of $1,303,902 and $725,395 for the six months ended June 30, 2023 and a loss from continuing operations of $1,906,043 and cash used by continuing operations $1,092,235 for the six months ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period. These reclassifications had no effect on the previously reported net loss.

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

The following includes the detail of major classes of assets and liabilities of discontinued operations summarized on the accompanying unaudited consolidated financial statements:

The following is the detail of major line items that constitute income (loss) from discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net Revenues	$-	$91,329	$-	$258,444
Cost of Sales	-	76,947	-	211,029
Gross Profit	-	14,382	-	47,415

Salaries, wages and related benefits	-	17,684	-	23,573
General and administrative expenses	-	9,514	-	21,961
Professional fees	-	-	-	-
Interest and other expense	-	229	-	581
Net income (loss) on discontinued operations	$-	$(13,045)	$-	$1,300

NOTE 3 – INVENTORY

At June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$665,155	$695,774
Work-in-progress	241,110	256,095
Finished goods	324,495	353,082
	1,230,760	1,304,951
Less: reserve for obsolescence	(181,198)	(184,878)
Inventory, net	$1,049,562	$1,120,073

NOTE 4 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. At June 30, 2023, the investment was $291,085, included in non-current assets. For the three- and six-month periods ended June 30, 2023, the Company recorded income from the investment in the subsidiary of $8,782 and $40,938 respectively. For the three and six-month periods ended June 30, 2022, the Company recorded a net loss from the investment in subsidiary of $3,161.

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

On December 18, 2022, the Company issued a convertible promissory note for $50,000 that is secured by certain payroll tax credits the Company is entitled to receive under the Employee Retention Tax Credit program. The note was issued at face value and bears interest at 8% per annum, payable at maturity which is eighteen months from date of issue. The note can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share at which point accrued interest will be paid in cash.

On June 14, 2023, the Company issued a convertible, secured note and warrants to purchase 10,000 shares of the Company’s common stock for $50,000 with the same terms as the one issued on December 18, 2022. The warrants were recorded as a debt discount on the date of issuances for a total value of $5,333.

At June 30, 2023 and at December 31, 2022, we had outstanding convertible notes aggregating $419,667 and $375,000 in principal amount, net of unamortized debt discount of $5,333 and $0, respectively. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note was payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note was secured by certain equipment, as defined in the Equipment Note, and bore interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remained the same at 6.29% per year and the monthly payments remained at $4,053 per month. At June 30, 2023, the principal amount due under the Equipment Note had been paid in full. At December 31, 2022, $1,629 was outstanding under the Equipment Note.

Finance Leases

On August 11, 2020, the company entered into a finance lease for furniture. We financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of June 30, 2023, the balance on the lease was $1,955 all of which is current.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of June 30, 2023, the balance on the lease was $1,266, all of which is current.

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of June 30, 2023, the balance on the lease was $35,422; the current and non-current portions were $23,026 and $12,396, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2023 and at December 31, 2022, accounts payable – related parties totaled $100,617 and $87,119, respectively, and is presented separately in current liabilities. These balances consist of amounts owed to directors and officers as well as to the landlord controlled by two of the Company’s directors.

Other compensation paid to directors was:

	Three Months ended June 30,				Six Months ended June 30,
	2023		2022		2023		2022
Ronald J. Berman	$-		$30,000	+	$-		$84,150	+
Tom J. Berman	$60,000	*	$60,300	*	$120,000	*	$115,600	*
Scott E. Rickert	$-		$15,000	++	$-		$30,000	++

+	Legal and consulting fees.
*	Indicates gross amount accrued as salary. In an effort to save cash, the company is satisfying the accrued salary through a combination of cash and stock in each period.
++	Repayment of advances previously made to the Company

At June 30, 2023 and at December 31, 2022, aggregate advances from Scott & Jeanne Rickert were $42,887. On both those dates, accrued payroll for the Rickerts was an aggregate of $16,000, which is included within accounts payable – related parties on the accompanying balance sheets.

We granted options to our President and CEO Tom Berman in lieu of salary: In April, an option to purchase up to 30,000 shares, fully vested for salary not paid from January to March, and, in May, a second option for up to 69,228 shares that vest at the rate of 7,692 shares monthly for salary not paid in April and subsequent months of 2023. Also in May, we granted our Chief Financial Officer an option for up to 100,000 shares in recognition of his services from 2019 through 2022. Both our CFO and our General Counsel were granted options in May for up to 60,000 shares, vesting 5,000 shares per month starting in January 2023 and each month thereafter. In May, 2023, we also granted director Ronald Berman an option to purchase up to 50,000 shares for services previously rendered and granted him an option for 45,000 shares that vest at the rate of 5,000 shares per month beginning in April and for each calendar month of 2023. All options have an exercise price of $0.65 per share and a four-year term.

One of the purchasers of the 70% interest in Applied Nanotech in May, 2022, was Richard Fink who was one of our named executive officers until that sale.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021 and 2022. See the subsection on Sales of Stock under Issuances of Common Stock in Note 7.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. The lease for the Michigan facility gives us the right, during the first three years of the lease, to buy up to a 49% interest in the landlord for a price equal to 49% of the contributions received from other members. See Note 7, Stockholder’s Equity regarding the issuance of stock in partial satisfaction of unpaid rent. At June 30, 2023 and at December 31, 2022, rents accrued and unpaid totaled $57,111 and $57,119, respectively.

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

In May 2023, we reached a further agreement with the landlord that calls for us to pay cash each month to cover the cost of the mortgage and the lease for the lighting fixtures, but that will allow us to pay the balance of the rent by issuing shares of our stock valued at $0.75 per share. We have the option to continue to use stock to pay a portion of the rent through 2024.

On May 30, 2023, the Company issued 76,922 shares of restricted common stock to a consultant as compensation for services. The shares are subject to forfeiture until vested. So long as the consulting services agreement remains in effect 4,273 shares vested in May for prior service, and another 4,273 shares vest at the end of May and each calendar month thereafter, with 4,277 shares vesting in December 2023. During 2024, 3,205 shares will vest at the end of each month, with 3,206 shares vesting at the end of December 2024.

Sales of Common Stock and Derivative Equity Securities

During the quarter ended June 30, 2023, the Company sold 253,994 shares of common stock for proceeds of $346,064 and warrants to purchase up to 196,813 shares of common stock for proceeds of $4,136. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75. During the six-months ended June 30, 2023 the Company sold 328,800 shares of common stock for proceeds of $439,571 and warrants to purchase up to 271,439 shares of common stock for proceeds of $5,428. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75. Also during the three-months ended June 30, 2023, the Company sold 10,000 warrants in connection with the issuance of a convertible note payable of $50,000 as disclosed in Note 5. In accordance with ASC 470, 11% of the value of the total convertible note payable was allocated to the warrants.

During the quarter ended June 30, 2022, the Company sold 283,334 shares of common stock for proceeds of $495,834 and warrants to purchase up to 283,310 shares of common stock for proceeds of $14,165. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25. During the six-months ended June 30, 2022, the Company sold 658,335 shares of common stock for proceeds of $1,152,086 and warrants to purchase up to 658,275 shares of common stock for proceeds of $32,913. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

Stock Options

Stock options to purchase common stock outstanding at June 30, 2023 include those described below. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	2,760,991	$0.77	4.09	$777,723
Exercised	-	-	-	-
Issued	636,909	0.65	3.90	222,918
Expired & forfeited	(21,580)	0.88	-	(5,382)
Outstanding June 30, 2023	3,376,320	$0.71	3.65	$995,259

Exercisable June 30, 2023	1,686,793	$0.67	2.92	$552,087

	June 30, 2023	December 31, 2022
Stock options	3,376,320	2,760,991
Stock warrants	7,722,078	7,440,639
Total	11,098,398	10,201,630

Warrants

As of June 30, 2023, there were outstanding and exercisable warrants to purchase 7,722,078 shares of common stock. On May 26, 2022, the Board acted to extend the term of warrants that were issued in 2018, 2019, or the first quarter of 2020, adding an additional two years to the term of each of the 4,052,003 warrants issued in that period. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 23.9 months. As of June 30, 2023, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

On April 12, 2023, the Company granted 47,610 options under the 2021 Equity Plan. On May 30, 2023 the Board granted an additional 175,071 options under the 2021 Equity Plan to employees and a consultant. All options are at an exercise price of $0.65.

Other Options

On April 12, 2023, the Company issued an additional 30,000 options to Tom J. Berman, our President. On May 30, 2023, the Board granted 384,228 options to officers and to a consultant who is also a director.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of June 30, 2023 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of June 30, 2023, the Company has not accrued any amount for litigation contingencies.

NOTE 9 – SUBSEQUENT EVENTS

On June 16, 2023, the Company issued a note at face value of $50,000 and sold that investor, for a price of $0.02 per warrant, warrants to purchase up to 10,000 shares of common stock at an exercise price of $1.75. In July 24, 2023, the Company sold a convertible note at its face amount of $50,000. On that same day, the Company sold 133,333 shares of common stock for proceeds of $100,000.

On July 19, 2023, the Board authorized the creation of an Advisory Committee. In August the Company agreed to issue to each of three individuals who will serve on that committee a total of 38,460 shares of restricted stock for their services during 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.

OVERVIEW

Nano Magic is a leader in developing and bringing to market cutting-edge nanotechnology-powered industrial and consumer cleaning, protection and anti-fog solutions formulated in Detroit, Michigan. Nano Magic focuses on innovative and advanced product solutions harnessing the magic power of nanotechnology to create a safer, more socially conscious, and higher performing world. Visit www.nanomagic.com for more information.

Effective May 31, 2022, we sold a majority interest in our subsidiary, Applied Nanotech, Inc. (“ANI”). ANI performs contract research services for the Company and for governmental and private customers and that work was previously reported as our Contract research segment. We retain a 30% interest in ANI that is now recorded as an equity investment.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2023 and 2022.

Comparison of Results of Continuing Operations for the Three and Six Months ended June 30, 2023 and 2022

Revenues:

For the three and six months ended June 30, 2023 and 2022, revenues from continuing operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$709,293	$493,782	$1,406,322	$1,012,925

For the three months ended June 30, 2023, revenues from continuing operations increased by $215,511 or 44% as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023 revenues increased by $393,397 or 39%, as compared to the six months ended June 30, 2022. The increases were due to sales increases in multiple channels.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and allocated overheads and shipping and handling costs incurred.

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Cost of sales:	$507,155	$458,330	$1,129,434	$990,894

For the three months ended June 30, 2023, cost of revenues increased by $48,825 or 11 % as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, cost of revenues increased by $138,540 or 14% as compared to the six months ended June 30, 2022. Cost of sales increased as sales revenue increased, but did not increase proportionately reflecting cost cutting efforts over the last year.

Gross profit

For the three months ended June 30, 2023, gross profit was $202,138 as compared to $35,452 for the prior year, an increase of $166,686 or 470%. For the six months ended June 30, 2023, gross profit was $276,888 as compared to $22,031 for the prior year, an increase of $254,857 or 1,157%. For the three- and six-month periods the increases were due to higher sales volume as well as product mix generating improved margin year over year.

Operating expenses

For the three months ended June 30, 2023, operating expenses increased by $26,007 or 3% compared to the three months ended June 30, 2022. For the six-month period ended June 20, 2023, operating expenses decreased by $277,497 or 15% as compared to the six months ended June 30, 2022. For the three and six months ended June 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling and marketing expenses	$54,018	$96,301	$113,442	$175,830
Salaries, wages and related benefits	189,896	316,752	468,562	712,718
Stock compensation expense	260,249	39,366	290,393	106,621
Research and development	6,371	3,211	12,275	10,700
Professional fees	112,762	188,794	302,221	442,773
General and administrative expenses	258,508	211,463	447,514	463,261
Total	$881,894	$855,887	$1,634,407	$1,911,903

●	For the three months ended June 30, 2023, selling and marketing expenses decreased by $42,283 or 44% as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, selling and marketing expenses decreased by $62,388 or 35% as compared to the six months ended June 30, 2022. The decreases were due to attendance at fewer trade shows in 2023 and the decision to bring certain consumer marketing efforts in-house.

●	For the three months ended June 30, 2023, salaries, wages and related benefits decreased by $126,766 or 40%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, salaries, wages and related benefits decreased by $244,156 or 34%, as compared to the six-months ended June 30, 2022. These decreases were due to reductions in headcount.

●	For the three months ended June 30, 2023, stock compensation expense increased by $220,883 or 561%. For the six months ended June 30, 2023, stock compensation expense increased $183,772 or 172%. The increase was due in substantial part to the grant of options to employees in lieu of cash bonuses, payment of a portion of some salaries in options in lieu of cash, and other stock incentives to employees and consultants.

●	For the three months ended June 30, 2023, research and development costs increased by $3,160 or 98%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, research and development costs increased by $1,575 or 15%, as compared to the six months ended June 30, 2022. The changes were due to product development and testing expenses.

●	For the three months ended June 30, 2023, professional fees decreased by $76,032 or 40%, as compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, professional fees decreased by $140,552 or 32%, as compared to the six months ended June 30, 2022. The changes were due to a reduction in fees from professional services firms used by the Company.

●	For the three months ended June 30, 2023, general and administrative expenses increased by $47,045 or 22% as compared to the three months ended June 30, 2022 due to an increase in bad debt expenses for the quarter. For the six months ended June 30, 2023, general and administrative expenses decreased by $15,747 or 3% as compared to the six months ended June 30, 2022 due to efforts to control costs in light of reduced sales.

Other Operating Income

For the three and six months ended June 30, 2023, other operating income amounted to $11,420 as compared to $0 for the three and six months ended June 30, 2022. The difference is due to one-time income booked for the settlement of a claim with a supplier in April of 2023.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2023, loss from operations amounted to $668,336 as compared to a loss of $820,435 for the three months ended June 30, 2022, a reduction of $152,099 or 19%. For the six months ended June 30, 2023, loss from operations amounted to $1,346,099 as compared to a loss of $1,889,872 for the six months ended June 30, 2022, a reduction of $543,773 or 29%.

Income from investment in subsidiary

As a result of the sale of a 70% interest in ANI , we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three and six months ended June 30, 2023 there was income of $8,782 and $40,938, respectively. For the three and six-month periods ended June 30, 2022, we recorded a loss from that investment of $3,161.

Interest expense

For the three months ended June 30, 2023 interest expense was $7,575 as compared to $8,337 in the prior year, and for the six months ended June 30, 2023 interest expense was $21,943 up from $15,635 in the prior year. The decrease for the three-month period was due in substantial part to the payment of the Key Bank financing and reduced interest payable as financing leases mature. The increase in the six-month comparative period was due to accrued interest on convertible notes outstanding.

Other income

For the three months ended June 30, 2023, other income was $16,264 as compared to $3,886 for the three months ended June 30, 2022. For the six months ended June 30, 2023, other income was $23,202 as compared to $2,625 for the six months ended June 30, 2022. The increase was due to a non-recurring tax refund plus interest income on the note receivable from a subsidiary.

Loss from continuing operations

As a result of the foregoing, we reported a loss from continuing operations of $650,865 for the three-month period ended June 30, 2023 and a loss of $828,047 for the three-month period in the prior year, a reduction of $177,182 or 21%. For the six-month period ended June 30, 2023 our loss from continuing operations was $1,303,902 as compared to $1,906,043 for the six-month period ended June 30, 2022, a reduction of $602,141 or 32%.

Income (loss) from discontinued operations

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-time employees in exchange for a promissory note in the face amount of $450,000. On a continuing basis, we no longer recognize income from this operation in the statement of operations. For the three and six months ended June 30, 2022, we recognized a loss of $13,045 and income of $1,300, respectively. For the three and six months ended June 30, 2022, we recognized a one-time gain on the sale of discontinued operations of $1,148,225.

Net loss (income)

For the three months ended June 30, 2023, net loss was $650,865 as compared to net income of $307,133 for the three months ended June 30, 2022. For the six months ended June 30, 2023, net loss amounted to $1,303,902 as compared to a loss of $756,518 for the six months ended June 30, 2022. The net income in the quarter ended June 30, 2022 was primarily attributed to the one-time gain of $1,148,225 recognized on the sale of ANI that also offset some of the losses for the six-month period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $125,261 and $19,813 of unrestricted cash as of June 30, 2023 and working capital of $524,389 and $259,223 of unrestricted cash as of December 31, 2022.

The following table sets forth a summary of changes in our working capital from December 31, 2022 to June 30, 2023:

			December 31, 2022 to June 30, 2023
	June 30, 2023	December 31, 2022	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,491,328	$1,900,858	$(409,530)	(21.54)%
Total current liabilities	1,366,067	1,376,469	10,402	0.76%
Working capital:	$125,261	$524,389	$(399,128)	(76.11)%

The decrease in current assets was primarily due to a reduction in cash and in prepaid expenses. The increase in current liabilities was primarily due to an increase in accrued expenses, the current portion of notes payable and the current portion of operating lease liabilities, partially offset by a decrease in accounts payable.

Net cash used by operating activities was $(725,395) for the six months ended June 30, 2023 as compared to net cash used by operating activities of $(1,163,180) for the six months ended June 30, 2022, a net change of $437,785 or a reduction of 38%. Net cash used by operating activities for the six months ended June 30, 2023 primarily resulted from net loss from continuing operations of $1,303,902 adjusted for add-backs of $416,037 and changes in operating assets and liabilities of $162,470.

Net cash provided by continuing investing activities was $17,171 for the six months ended June 30, 2023, as compared to net cash used by continuing investing activities of $(4,910) for the same period in 2022. The change was due in substantial part to payment on the note from a subsidiary.

Net cash provided by continuing financing activities was $468,814 for the six months ended June 30, 2023 reflecting $445,000 in proceeds from sales of common stock, warrants and convertible notes, as compared to net cash provided by continuing financing activities of $1,298,146 for the same period in 2022. Net cash provided by discontinued financing activities was $0 and $20,000 for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2023, we issued 52,800 shares of common stock to our landlord in partial payment of our rent in Michigan.

On May 30, 2023 the Board granted 175,071 options under the 2021 Equity Plan to employees and consultants and an additional 399,228 options to officers and to a consultant who is also a director. All options are at an exercise price of $0.65 per share.

On May 30, 2023, the Company issued 76,922 shares of restricted common stock to a consultant as compensation for services.

On June 16, 2023, the Company issued a note at face value of $50,000 and sold that investor, for a price of $0.02 per warrant, warrants to purchase up to 10,000 shares of common stock at an exercise price of $1.75. On July 24, 2023, the Company sold a convertible note at its face amount of $50,000. On that same day, the Company sold 133,333 shares of common stock for proceeds of $100,000.

In July and August 2023, the Company granted an aggregate of 192,302 shares of restricted stock to four individuals who will serve on the advisory committee.

Grants under the 2021 Equity Plan were exempt under Rule 701. The sales and issuances of stock and other securities were exempt from registration under Section 4(a)(2) of the Securities Act. Cash proceeds were used for general corporate purposes.

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

Nano Magic Inc. (Registrant)

Date: August 14, 2023	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: August 14, 2023	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

