Form 10-Q
period 2023-09-30
Nano Magic Inc.
filed 2023-11-14
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 12,352,316 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

NET REVENUES	$658,159	$807,026	$2,064,481	$1,819,951

COST OF SALES	575,680	698,448	1,705,114	1,689,342

GROSS PROFIT	82,479	108,578	359,367	130,609

OTHER OPERATING INCOME	-	95,701	11,420	95,701

OPERATING EXPENSES:
Selling and marketing expenses	69,242	88,635	182,684	264,465
Salaries, wages and related benefits	233,701	308,745	702,263	1,021,463
Stock compensation expense	119,999	50,528	410,392	157,149
Research and development	24,375	4,566	36,650	15,266
Professional fees	78,080	129,362	380,301	572,135
General and administrative expenses	220,230	183,728	667,744	646,989

Total Operating Expense	745,627	765,564	2,380,034	2,677,467

LOSS FROM OPERATIONS	(663,148)	(561,285)	(2,009,247)	(2,451,157)

OTHER INCOME (EXPENSE)
Income (loss) from investment in subsidiary	(21,267)	19,203	19,671	16,042
Interest expense	(12,068)	(10,779)	(34,011)	(26,414)
Other income (expense)	(3,192)	10,267	20,010	12,892
Total Other Income (Expense)	(36,527)	18,691	5,670	2,520

LOSS FROM CONTINUING OPERATIONS	(699,675)	(542,594)	(2,003,577)	(2,448,637)

INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations	-	-	-	1,300
Gain on sale of discontinued operations	-	-	-	1,148,225

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	1,149,525

NET LOSS	$(699,675)	$(542,594)	$(2,003,577)	$(1,299,112)

NET LOSS PER SHARE - BASIC:
Continuing operations	$(0.06)	$(0.05)	$(0.18)	$(0.24)
Discontinued operations	$-	$-	$-	$0.11
NET LOSS PER SHARE - BASIC:	$(0.06)	$(0.05)	$(0.18)	$(0.13)

NET INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.06)	$(0.05)	$(0.18)	$(0.24)
Discontinued operations	$-	$-	$-	$0.11
NET LOSS PER SHARE - DILUTED:	$(0.06)	$(0.05)	$(0.18)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,293,388	10,108,489	11,105,186	10,184,881
Diluted	11,293,388	10,108,489	11,105,186	10,184,881

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$123,173	$259,223
Accounts receivable, net	321,580	348,565
Inventory, net	992,717	1,120,073
Prepaid expenses	89,647	132,997
Current portion of note receivable	45,000	40,000
Total Current Assets	1,572,117	1,900,858
Operating lease right-of-use assets	878,414	1,037,749
Property, plant and equipment, net	451,029	525,809
Note receivable, non-current	326,175	375,983
Non-marketable equity investment in subsidiary	269,818	250,146
Total Assets	$3,497,553	$4,090,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$741,603	$762,524
Accounts payable - related parties	92,958	87,119
Accrued expenses and other current liabilities	431,055	276,132
Current portion of notes payable	50,000	26,629
Current portion of finance leases	23,603	39,005
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	158,504	142,173
Total Current Liabilities	1,540,610	1,376,469
Notes Payable, net of current portion	420,716	350,000
Finance leases, net of current portion	6,274	24,194
Operating lease liabilities, net of current portion	589,344	722,420
Total Liabilities	2,556,944	2,473,083

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 11,966,146 and 10,722,431 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,196	1,072
Additional paid-in capital	15,089,743	13,763,143
Accumulated deficit	(14,150,330)	(12,146,753)
Total Stockholders’ Equity	940,609	1,617,462
Total Liabilities and Stockholders’ Equity	$3,497,553	$4,090,545

See accompanying notes to consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2023	11,180,953	$1,117	$14,569,823	$(13,450,655)	1,120,285

Common stock issued for cash, net of issuance costs	669,813	67	403,869	-	403,936

Stock-based compensation	-	-	57,601	-	57,601

Restricted stock issued for services	115,380	12	62,386	-	62,398

Warrants and options on private placement	-	-	(3,936)	-	(3,936)

Net loss	-	-	-	(699,675)	(699,675)

Balance, September 30, 2023	11,966,146	1,196	15,089,743	(14,150,330)	940,609

Balance, June 30, 2022	10,361,015	$1,036	$13,251,565	$(10,801,682)	2,450,919

Common stock issued for cash, net of issuance costs	69,445	7	121,522	-	121,529

Stock-based compensation	-	-	50,528	-	50,528

Warrants and options on private placement	-	-	3,471	-	3,471

Net loss	-	-	-	(542,594)	(542,594)

Balance, September 30, 2022	10,430,460	1,043	13,427,086	(11,344,276)	2,083,853

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	1,617,462

Common stock issued for cash, net of issuance costs	998,613	99	843,408	-	843,507

Stock-based compensation	-	-	343,276	-	343,276

Stock issued for services	52,800	5	65,995	-	66,000

Restricted stock issued for services	192,302	20	67,096	-	67,116

Warrants and options on private placement	-	-	6,825	-	6,825

Net loss	-	-	-	(2,003,577)	(2,003,577)

Balance, September 30, 2023	11,966,146	1,196	15,089,743	(14,150,330)	940,609

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	1,915,817

Common stock issued for cash, net of issuance costs	727,780	73	1,273,542	-	1,273,615

Stock-based compensation	-	-	157,149	-	157,149

Warrants and options on private placement	-	-	36,384	-	36,384

Net loss	-	-	-	(1,299,112)	(1,299,112)

Balance, September 30, 2022	10,430,460	1,043	13,427,086	(11,344,276)	2,083,853

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,003,577)	$(2,448,637)
Net income from discontinued operations	-	1,149,525
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	75,841	(2,888)
Depreciation and amortization expense	84,132	84,222
Bad debt expense	80,896	17,980
Stock-based compensation	476,392	157,149
Income from investment in subsidiary	(19,671)	(16,042)
Change in operating assets and liabilities:
Accounts receivable	(53,911)	(80,900)
Inventory	51,515	57,265
Prepaid expenses and contract assets	43,350	44,249
Accounts payable	3,887	371,805
Accounts payable - related party	5,839	(6,065)
Operating lease liabilities	42,590	44,361
Accrued expenses	154,923	128,995
Contract liabilities	-	159,688
Total adjustments	945,783	959,819

Net cash used by continuing operating activities	(1,057,794)	(1,488,818)
Net cash used by discontinued operating activities	-	(72,245)

NET CASH USED BY OPERATING ACTIVITIES	(1,057,794)	(1,561,063)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Proceeds from note receivable	20,000	25,000
Purchases of property and equipment	(9,352)	(4,910)

NET CASH PROVIDED BY INVESTING ACTIVITIES	10,648	20,090

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	850,332	1,310,000
Proceeds from issuance of convertible debt, net of discount	94,467	300,000
Repayment of bank loans	(1,630)	(25,392)
Repayment of finance leases	(32,073)	(33,758)
Repayment of advances from related parties	-	(66,065)
Net cash provided by continuing financing activities	911,096	1,484,785
Net cash provided by discontinued financing activities	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	911,096	1,504,785

NET DECREASE IN CASH	(136,050)	(36,188)

CASH in continuing operations, beginning of year	259,223	197,932
CASH in discontinued operations, beginning of year	-	44,542

CASH, end of period	$123,173	$206,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,973	$26,995

See accompanying notes to condensed consolidated financial statements.

NANO MAGIC INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. The balance sheet at December 31, 2022 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 11, 2023.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited consolidated financial statements, the Company had losses from continuing operations and net cash used by continuing operations of $2,003,577 and $1,057,794 for the nine months ended September 30, 2023 and a loss from continuing operations of $2,448,637 and cash used by continuing operations $1,488,818 for the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited consolidated financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period. These reclassifications had no effect on the previously reported net loss.

NOTE 2 – DISCONTINUED OPERATIONS

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-term employees in exchange for a promissory note in the face amount of $450,000. The note bears interest at 7% and has semi-annual payments of principal initially in the amount of $20,000, increasing to $25,000 in May 2024 and to $30,000 in May 2026, with a final balloon payment of $80,000 due on December 31, 2029. The note is secured by a stock pledge, described below, and at September 30, 2023, the total amount receivable on the note was $371,175. In conjunction with the sale, we recognized a one-time gain of $1,148,225.

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

The following includes the detail of major classes of assets and liabilities of discontinued operations summarized on the accompanying unaudited consolidated financial statements:

The following is the detail of major line items that constitute income (loss) from discontinued operations:

	For the Nine Months Ended
	September 30,
	2023	2022

Net Revenues	$-	$258,444
Cost of Sales	-	211,029
Gross Profit	-	47,415

Salaries, wages and related benefits	-	23,573
General and administrative expenses	-	21,961
Professional fees	-	-
Interest and other expense	-	581
Net income (loss) on discontinued operations	$-	$1,300

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2023 and December 31, 2022, accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$407,447	$377,940
Less: allowance for doubtful accounts	(85,867)	(29,375)
Accounts receivable, net	$321,580	$348,565

NOTE 4 – INVENTORY

At September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$667,147	$695,774
Work-in-progress	245,479	256,095
Finished goods	340,810	353,082
	1,253,436	1,304,951
Less: reserve for obsolescence	(260,719)	(184,878)
Inventory, net	$992,717	$1,120,073

NOTE 5 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. At September 30, 2023, the investment was $269,818, included in non-current assets. For the three- and nine-month periods ended September 30, 2023, the Company recorded a loss from the investment in the subsidiary of $21,267 and income of $19,671, respectively. For the three and nine-month periods ended September 30, 2022, the Company recorded income from the investment in subsidiary of $19,203 and $16,042, respectively.

NOTE 6 – NOTES PAYABLE AND FINANCE LEASES

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

On October 26, 2022, the Company sold to an investor a $25,000 convertible promissory note due October 31, 2023. Issued at face value, the note bears interest at 8% per annum, payable semi-annually in cash. The note is convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share. The note was subsequently extended to October 31, 2024.

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

On June 14, 2023, the Company issued a convertible, secured note and warrants to purchase 10,000 shares of the Company’s common stock for $50,000 with the same terms as the one issued on December 18, 2022. The warrants were recorded as a debt discount on the date of issuance for a total value of $5,333.

On July 24, 2023, the Company issued at face value a convertible note in the original principal amount of $50,000. The note is due two years from date of issue, bears interest at 8% per annum and is convertible at $1.25 per share.

At September 30, 2023 and at December 31, 2022, we had outstanding convertible notes aggregating $470,716 and $375,000 in principal amount, net of unamortized debt discount of $4,284 and $0, respectively. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note was payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note was secured by certain equipment, as defined in the Equipment Note, and bore interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remained the same at 6.29% per year and the monthly payments remained at $4,053 per month. At September 30, 2023, the principal amount due under the Equipment Note had been paid in full. At December 31, 2022, $1,629 was outstanding under the Equipment Note.

Finance Leases

On August 11, 2020, the company entered into a finance lease for furniture. The Company financed $60,684 over a period of 36 months with monthly payments of $1,972 during that time. As of September 30, 2023, the lease was completely paid off.

On September 24, 2020, the company entered into a finance lease with Raymond Leasing Corporation for a forklift. Nano Magic LLC financed $14,250. The lease term is 36 months with monthly payments of $425. As of September 30, 2023, the lease was completely paid off.

In December 2020, the company entered into a finance lease for production equipment. The Company financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of September 30, 2023, the balance on the lease was $29,878; the current and non-current portions were $23,603 and $6,274, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

At September 30, 2023 and at December 31, 2022, accounts payable – related parties totaled $92,958 and $87,119, respectively, and is presented separately in current liabilities. These balances consist of amounts owed to directors and officers as well as to the landlord controlled by two of the Company’s directors.

Other compensation paid to directors was:

	Three Months ended September 30,				Nine Months ended September 30,
	2023		2022		2023		2022
Ronald J. Berman	$-		$30,000	+	$-		$114,150	+
Tom J. Berman	$45,000	*	$30,000	*	$165,000	*	$145,900	*

+	Legal and consulting fees.
*	Indicates gross amount accrued as salary. In an effort to save cash, the company is satisfying the accrued salary through a combination of cash and stock in each period.

At September 30, 2023 and at December 31, 2022, aggregate advances from Scott & Jeanne Rickert were $42,887. On both those dates, accrued payroll for the Rickerts was an aggregate of $16,000, which is included within accounts payable – related parties on the accompanying balance sheets.

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

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is the Company’s landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. The lease for the Michigan facility gives us the right, during the first three years of the lease, to buy up to a 49% interest in the landlord for a price equal to 49% of the contributions received from other members. See Note 8, Stockholder’s Equity regarding the issuance of stock in partial satisfaction of unpaid rent. At September 30, 2023 and at December 31, 2022, rents accrued and unpaid totaled $71,958 and $57,119, respectively.

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

Issuances of Common Stock

Common Stock Issued for Services

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept 52,800 shares of our common stock at a price of $1.25 per share as partial payment of rent for the nine-month period from October 2022 through March 2023. Those shares were issued in March, 2023.

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

In August the Company issued to each of three individuals who are serving on its advisory committee a total of 38,460 shares of restricted stock for their services during 2023. All shares vest ratably by December 31, 2023.

Sales of Common Stock and Derivative Equity Securities

During the quarter ended September 30, 2023, the Company sold an additional 533,331 shares of common stock for proceeds of $400,000. In addition, during the three-month period, an investment made in April was cancelled and the $250,000 investment was reiussed at $0.75 per share, resulting in a net increase in the outstanding stock of 136,482 shares.

During the quarter ended September 30, 2022, the Company sold 283,334 shares of common stock for proceeds of $495,834 and warrants to purchase up to 283,310 shares of common stock for proceeds of $14,165. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25. During the nine-months ended September 30, 2022, the Company sold 727,780 shares of common stock for proceeds of $1,273,615 and warrants to purchase up to 727,700 shares of common stock for proceeds of $36,384. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

Stock Options

Stock options to purchase common stock outstanding at September 30, 2023 include those described below. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	2,760,991	$0.72	4.09	$-
Exercised	-	-	-	-
Issued	636,909	0.65	3.65	155,406
Expired & forfeited	(23,501)	0.48	-	(4,187)
Outstanding September 30, 2023	3,374,399	$0.71	3.40	$636,951

Exercisable September 30, 2023	1,941,356	$0.68	2.81	$419,186

	September 30, 2023	December 31, 2022
Stock options	3,374,399	2,760,991
Stock warrants	7,525,265	7,440,639
Total	10,899,664	10,201,630

Warrants

During the three-month period ended September 30, 2023, no warrants were issued, but, in connection with the additional shares issued to the investor who bought shares and warrants in April 2023, the investor and the Company agreed to cancel the warrants to purchase 196,813 shares that had been issued to that investor in April. As of September 30, 2023, there were outstanding and exercisable warrants to purchase 7,525,265 shares of common stock. On May 26, 2022, the Board acted to extend the term of warrants that were issued in 2018, 2019, or the first quarter of 2020, adding an additional two years to the term of each of the 4,052,003 warrants issued in that period. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 20.34 months. As of September 30, 2023, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of September 30, 2023 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of September 30, 2023, the Company has not accrued any amount for litigation contingencies.

NOTE 10 – SUBSEQUENT EVENTS

On October 16, 2023, the Company issued 52,800 shares of common stock to its landlord in Michigan in partial payment of rent.

On October 18, 2024, the Company and the holder of a convertible note dated October 26, 2022 in the original principal amount of $25,000 extended the maturity date of the note to October 31, 2024. This note is included in long-term notes payable on the balance sheet as of September 31, 2023.

On October 16, and again on October 26, 2023, the Company sold 13,333 shares of common stock to an accredited investor for proceeds of $10,000 on each of those two dates.

On November 7, 2023, the Company sold 39,999 shares of common stock to an accredited investor for proceeds of $30,000.

On November 9, 2023, the Company sold 266,667 shares of common stock to an accredited investor for proceeds of $200,000.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2023 and 2022.

Comparison of Results of Continuing Operations for the Three and Nine Months ended September 30, 2023 and 2022

Revenues:

For the three and nine months ended September 30, 2023 and 2022, revenues from continuing operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$658,159	$807,026	$2,064,481	$1,819,951

For the three months ended September 30, 2023, revenues from continuing operations decreased by $148,867 or 18% as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023 revenues increased by $244,530 or 13%, as compared to the nine months ended September 30, 2022. The decrease experienced in 2023 was due to large e-commerce sales for the three-month period in 2022, and the increase for the nine-month period was due, primarily, to new retail programs.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and allocated overheads and shipping and handling costs incurred.

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Cost of sales:	$575,680	$698,448	$1,705,114	$1,689,342

For the three months ended September 30, 2023, cost of revenues decreased by $122,768 or 18% as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, cost of revenues increased by $15,772 or 1% as compared to the nine months ended September 30, 2022. Cost of sales changed as a result of a favorable product mix change, and increased efficiency and cost cutting efforts over the last year, offset by an increase in the reserve for slow-moving inventory.

Gross profit

For the three months ended September 30, 2023, gross profit was $82,479 as compared to $108,578 for the prior year, a decrease of $26,099 or 24%. For the nine months ended September 30, 2023, gross profit was $359,367 as compared to $130,609 for the same period in the prior year, an increase of $228,758 or 175%. For the three-month period, the decrease was largely due to an increase in the reserve for slow-moving inventory. In the nine-month period, the increase was due to an emphasis on higher margin sales.

Other Operating Income

For the three and nine months ended September 30, 2023, other operating income amounted to $0 and $11,420 as compared to $95,701 for the three and nine months ended September 30, 2022. The difference is due to the recognition of one-time income booked for the settlement of claims.

Operating expenses

For the three months ended September 30, 2023, operating expenses decreased by $19,937 or 3% compared to the three months ended September 30, 2022. For the nine-month period ended September 20, 2023, operating expenses decreased by $297,433 or 11% as compared to the nine months ended September 30, 2022. For the three and nine months ended September 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling and marketing expenses	$69,242	$88,635	$182,684	$264,465
Salaries, wages and related benefits	233,701	308,745	702,263	1,021,463
Stock compensation expense	119,999	50,528	410,392	157,149
Research and development	24,375	4,566	36,650	15,266
Professional fees	78,080	129,362	380,301	572,135
General and administrative expenses	220,230	183,728	667,744	646,989
Total	$745,627	$765,564	$2,380,034	$2,677,467

●	For the three months ended September 30, 2023, selling and marketing expenses decreased by $19,393 or 22% as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, selling and marketing expenses decreased by $81,781 or 31% as compared to the nine months ended September 30, 2022. The decreases were due to reductions in marketing and advertising, attendance at fewer trade shows in 2023 and reduced costs for shows attended.

●	For the three months ended September 30, 2023, salaries, wages and related benefits decreased by $75,044 or 24%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, salaries, wages and related benefits decreased by $319,200 or 31%, as compared to the nine-months ended September 30, 2022. These decreases were due to reductions in headcount.

●	For the three months ended September 30, 2023, stock compensation expense increased by $69,471 or 137%. For the nine months ended September 30, 2023, stock compensation expense increased $253,243 or 161%. The increase was due in substantial part to the grant of options to employees in lieu of cash bonuses, payment of a portion of some salaries in options in lieu of cash, and other stock incentives to employees, consultants and advisors.

●	For the three months ended September 30, 2023, research and development costs increased by $19,809 or 434%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, research and development costs increased by $21,384 or 140%, as compared to the nine months ended September 30, 2022. The increase for the three-month period was due primarily to consulting costs and that was the largest component of the change for the nine-month period.

●	For the three months ended September 30, 2023, professional fees decreased by $51,282 or 40%, as compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, professional fees decreased by $191,834 or 34%, as compared to the nine months ended September 30, 2022. The changes were due to a reduction in fees from professional services firms used by the Company, particularly reduced legal fees.

●	For the three months ended September 30, 2023, general and administrative expenses increased by $36,502 or 20% as compared to the three months ended September 30, 2022 due to an increase in bad debt expenses for the quarter. For the nine months ended September 30, 2023, general and administrative expenses increased by $20,755 or 3% as compared to the nine months ended September 30, 2022. The difference for the three-month period was due to timing, but the costs are essentially flat year to date.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2023, loss from operations amounted to $663,148 as compared to a loss of $561,285 for the three months ended September 30, 2022, an increase of $101,863 or 18%. For the nine months ended September 30, 2023, loss from operations amounted to $2,009,247 as compared to a loss of $2,451,157 for the nine months ended September 30, 2022, a reduction of $441,910 or 18%.

Income from investment in subsidiary

As a result of the sale of a 70% interest in ANI , we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three and nine months ended September 30, 2023 there was a loss of $21,267, and income of $19,671, respectively. For the three and nine-month periods ended September 30, 2022, we recorded income from that investment of $19,203 and $16,042, respectively.

Interest expense

For the three months ended September 30, 2023 interest expense was $12,068 as compared to $10,799 in the prior year, and for the nine months ended September 30, 2023 interest expense was $34,011 up from $26,414 in the prior year. The increases for the three- and nine-month comparative periods was due to accrued interest on convertible notes outstanding.

Other income (expense)

For the three months ended September 30, 2023, other expense was $3,192 as compared to income of $10,267 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, other income was $20,010 as compared to $12,892 for the nine months ended September 30, 2022. The difference in the three-month period was due to a one-time tax expense and for the nine-month period due to increased interest accrued on the note receivable from ANI.

Loss from continuing operations

As a result of the foregoing, we reported a loss from continuing operations of $699,675 for the three-month period ended September 30, 2023 and a loss of $542,594 for the three-month period in the prior year, an increase of $157,081 or 29%. For the nine-month period ended September 30, 2023 our loss from continuing operations was $2,003,577 as compared to $2,448,637 for the nine-month period ended September 30, 2022, a reduction of $445,060 or 18%.

Income (loss) from discontinued operations

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-time employees in exchange for a promissory note in the face amount of $450,000. On a continuing basis, we no longer recognize income from this operation in the statement of operations. For the nine months ended September 30, 2022, we recognized income of $1,300 and a one-time gain on the sale of discontinued operations of $1,148,225.

Net loss (income)

For the three months ended September 30, 2023, net loss was $699,675 as compared to a loss of $542,594 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, net loss amounted to $2,003,577 as compared to a loss of $1,299,112 for the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $31,507 and $123,173 of unrestricted cash as of September 30, 2023 and working capital of $524,389 and $259,223 of unrestricted cash as of December 31, 2022.

The following table sets forth a summary of changes in our working capital from December 31, 2022 to September 30, 2023:

			December 31, 2022 to September 30, 2023
	September 30, 2023	December 31, 2022	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,572,117	$1,900,858	$(328,741)	(17.29)%
Total current liabilities	1,540,610	1,376,469	164,141	11.92%
Working capital:	$31,507	$524,389	$(492,882)	(93.99)%

The decrease in current assets was primarily due to a reduction in cash and in inventory. The increase in current liabilities was primarily due to an increase in accrued expenses.

Net cash used by operating activities was $(1,057,794) for the nine months ended September 30, 2023 as compared to net cash used by operating activities of $(1,561,063) for the nine months ended September 30, 2022, a net change of $503,269 or a reduction of 32%. Net cash used by operating activities for the nine months ended September 30, 2023 primarily resulted from net loss from continuing operations of $2,003,577 adjusted for add-backs of $697,590 and changes in operating assets and liabilities of $248,193.

Net cash provided by continuing investing activities was $10,648 for the nine months ended September 30, 2023, as compared to $20,090 for the same period in 2022. The change was due in substantial part to purchases of equipment and tooling as well as a reduction in proceeds from a note receivable.

Net cash provided by continuing financing activities was $911,096 for the nine months ended September 30, 2023 reflecting $950,332 in proceeds from sales of common stock, warrants and convertible notes, as compared to net cash provided by continuing financing activities of $1,484,785 for the same period in 2022. Net cash provided by discontinued financing activities was $0 and $20,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2023, the Company issued at face value a convertible note in the original principal amount of $50,000. The note is due two years from date of issue, bears interest at 8% per annum and is convertible at $1.25 per share.

On July 25, 2023, the Company issued 133,333 shares to an accredited investor at a price of $0.75 for proceeds of $100,000. In July and August 2023, the Company granted an aggregate of 192,302 shares of restricted stock to four individuals who will serve on the advisory committee. In August 2023, the Company issued 366,665 additional shares to accredited investors at a price of $0.75 per share for proceeds of $275,000. In September the Company issued 33,333 shares to another investor at that price for proceeds of $25,000. In addition, an investment made in April was cancelled and the $250,000 investment was reissued at $0.75 per share, resulting in a net increase in the outstanding stock of 136,482 shares.

On October 16, 2023, the Company issued 52,800 shares of common stock to its landlord in Michigan in partial payment of rent. On October 16, and again on October 26, 2023, the Company sold 13,333 shares of common stock to an accredited investor for proceeds of $10,000 on each of those two dates.

On November 7, 2023, the Company sold 39,999 shares of common stock to an accredited investor for proceeds of $30,000.

On November 9, 2023, the Company sold 266,667 shares of common stock to an accredited investor for proceeds of $200,000.

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

Nano Magic Inc.
(Registrant)

Date: November __, 2023	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: November __, 2023	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

