Form 10-K
period 2023-12-31
Nano Magic Inc.
filed 2024-04-03
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on the OTCQB system on June 30, 2023 of $1.00, was approximately $1,003,520.

As of April 3, 2024, the registrant had 13,498,676 shares of common stock issued and outstanding.

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

Our revenue is based on the retail and institutional sale of specialty products utilizing nanotechnology to deliver unique performance attributes. We work to understand surfaces at the nano scale, and our products for surfaces can be used on a wide variety of substrates. Our consumer products are sold as liquids and as wet and dry towelettes. Industrial coating products are typically sold in liquid form enabling application by a variety of common commercial techniques. We rely on intellectual property including trade secret formulations to protect our proprietary technology.

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

Our surface treating products include:

●	Liquid and towelette formulations packaged for retail sale to consumers for cleaning and protecting clear surfaces – such as eyeglasses and sunglasses lenses, electronic touchscreens such as mobile phones and infotainment screens, windshields, windows, mirrors, and shower doors.

●	Liquid formulation packaged for retail and industrial sale for cleaning surfaces.

●	Anti-fogging liquid and towelette formulations packaged for retail sale to consumers for sport applications such as scuba masks, ski goggles, motorcycle shields, along with football and hockey visors and other extreme sport masks and goggles.

●	Anti-fogging towelettes for sale to consumers and industrial users, including factory and construction workers and military and first responders for safety, anti-fogging and conditioning of lenses, such as protective eyewear, safety glasses masks, face shields and other applications such as scopes.

●	Mar-resistant and stain-resistant coatings for porcelain and ceramic surfaces such as toilets used in restaurants, cruise ships, casinos, and office buildings.

●	Clear protective coatings used on display panels and touch screens to make it easy to remove fingerprints. Applications include automotive and hand-held devices.

●	Protective and water-repelling coatings on interior and exterior glass and ceramic surfaces to make it easy to clean and prevent scale and grime encrustation.

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

Competition

Products sold into the optical segment, which has historically been our core sales channel, have a small number of significant competitors. Our products are known to be the “benchmark” products in the optical segment and generally outperform those of our competitors. Some of our products in this segment do compete for certain customers or certain applications against lower-priced, traditional materials. Most of the companies selling products into the optical segment are privately-held U.S. packaging or catalog companies. Examples in the U.S. include Hilco Accessories, OptiSource and Amcon Laboratories. These companies sell to opticians and optical stores but are not selling their own branded products direct to consumer or in big box retail and pharmacies. Optical company, Carl Zeiss, sells its branded optical products in big box retail.

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

Key Customers

A limited number of key customers historically accounted for a majority of our revenue. In 2023, one account represented 41% of revenue. In 2022, two accounts represented 44% of revenues.

Intellectual Property Rights

An important part of our overall business and product development strategy is to protect our intellectual property and, when appropriate, we seek patent protection for our products and proprietary technology. Trade secret protection is most important to our products. Our patent portfolio consists of approximately four issued patents.

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

Research and Development

Research and development drive our new products and improvement of existing products. Research and development costs incurred in the development of the Company’s products was $47,440 for the year ended December 31, 2023, and $16,777 for the year ended December 31, 2022. This represented approximately 1.4% and 0.5% of our total operating costs in each of those years. The ability to engineer product performance using nanotechnology is one of the ways we distinguish our products in marketing and sales of our products. Product research and development work includes branding and packaging, development and refinement of formulas, engineering of liquid formulas that can be applied both by hand and by machine, optimization for a variety of performance characteristics, testing and characterization, and work on manufacturing processes and techniques both for producing the product, and for a customer’s use of the product.

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

Employees and Human Capital

As of December 31, 2023, we had 13 full-time employees. Our employees are valued team members and are important to our growth and success. This is especially true given our relatively small size. By cross-training so that individuals can master a number of different tasks, we try to create a more challenging work environment and minimize disruption in the case of absence or employee departures. We strive to provide a positive work environment emphasizing a positive attitude, team work and ethical behavior. In the first quarter of 2023, some of our key personnel agreed to take half their salary in stock options to help us conserve cash. We are not subject to any collective bargaining agreements, and we consider our relations with our employees to be good.

Item 1A. Risk Factors

The COVID-19 pandemic disrupted the global economy and the economic disruption continues to affect Nano Magic, its customers and suppliers and resulting problems in forecasts and supply chain make operations challenging.

The COVID-19 pandemic coupled with government orders and regulations designed to address the effects of the pandemic disrupted the U.S. and global economies. Inflation and changes in consumer buying patterns along with various challenges to the supply chain continue to challenge manufacturing and retail operations including Nano Magic and its customers. The duration of the disruption and the short and long-term effects of new and changing consumer and business behaviors are impossible to predict.

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

Nano Magic’s President and CEO, Tom Berman, is under contract through the end of 2024. His vision and leadership are very important to the execution of the Nano Magic business plan, and loss of his services would adversely affect Nano Magic’s results of operations and the value of its stock. Other executives and employees are at-will employees, so they may terminate their employment relationship at any time. Loss of experienced personnel and their knowledge of Nano Magic’s business and industry would be extremely difficult to replace. Moreover, because of Nano Magic’s small size, it would be very difficult for remaining personnel to perform the duties fulfilled by the loss of personnel.

Increased sales under the Nano Magic brand name and building a strong brand with consumer brand loyalty will take time.

Nano Magic has placed a number of Nano Magic branded products in regional and national retailers. Developing customer loyalty and brand awareness takes time. The time frame could be shortened if Nano Magic had greater resources for marketing and advertising.

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

Some of Nano Magic’s existing products are sold to industrial customers that incorporate Nano Magic’s product into their own product or service offering to their customers. This means the success of Nano Magic’s product is dependent on the level of support, marketing and customer assistance provided by the industrial customers. Also, Nano Magic cannot control timing, marketing or introduction of its products or improved products, the timing or methods used to address customer concerns, and Nano Magic cannot affect directly marketing or distribution of the products or services that incorporate its products. If Nano Magic’s industrial customer has other priorities or is unsuccessful in its marketing or provides poor customer service, then the sales of Nano Magic’s products and Nano Magic’s results of operations will be adversely affected. To the extent that Nano Magic’s customers feel the effects of an economic downturn from the COVID-19 pandemic, that may lessen their interest in introducing products or services incorporating Nano Magic products.

Risks Relating to Nano Magic’s Technology and Commercialization

Third-parties may claim that Nano Magic’s products may infringe their intellectual property rights, which may subject it to claims, or prevent or delay its product development efforts and stop it from selling or increase the costs of its products.

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

Approximately 72% of the common stock on a fully-diluted basis is owned or controlled by Nano Magic’s present officers and directors. Certain provisions of Nano Magic’s organizational documents could discourage potential acquisition proposals, delay or prevent a change in control of us or limit the price that investors may be willing to pay in the future for shares of Nano Magic’s common stock. For example, the amended and restated certificate of incorporation and amended and restated by-laws will:

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

As a public company, Nano Magic has legal, accounting, administrative and other costs and expenses that burden its profit. As a reporting company under the Exchange Act, Nano Magic is required to file annual, quarterly and current reports with respect to its business and financial condition, and proxy and other information statements, and is subject to the rules and regulations implemented by the Commission, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and accounting pronouncements and standards of the Public Company Accounting Oversight Board, each of which imposes additional reporting and other obligations on public companies.

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

Item 1. Business

Available Information

General information about the Company can be found on our website, www.nanomagic.com.

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We rely on information technology systems and networks managed and maintained by independent third-parties. Our internal team responsible for cyber security monitors daily and weekly back-ups of our information to protect against data loss and minimize disruption to our operations in the event of a cybersecurity incident. Our systems are accessible by our employees and third parties as necessary and appropriate to perform services or otherwise do business with us, and we have implemented two-factor identification for access to our systems. As part of our risk management, we provide regular training and reminders to our associates and third parties using our systems to avoid cybersecurity incidents. Our Board receives regular updates on cybersecurity systems as part of each management report.

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

		High	Low

2022	First Quarter	$0.20	$0.16
	Second Quarter	$0.25	$0.20
	Third Quarter	$0.48	$0.05
	Fourth Quarter	$0.26	$0.05

2023	First Quarter	$0.25	$0.25
	Second Quarter	$1.06	$0.25
	Third Quarter	$1.15	$0.66
	Fourth Quarter	$0.89	$0.57

As of March 29, 2024, the closing sale price for our common stock as reported on the OTCQB system was $0.40 per share. As of that date, there were approximately 436 shareholders of record for our common stock. This does not include beneficial owners holding common stock in street name in brokerage accounts. As of our last record of total shareholders, including those holding stock in street name, there were approximately 3,460 shareholders.

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

Sales of Stock, Warrants and Convertible Notes

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

On October 26, 2022, the Company sold to an investor a $25,000 convertible promissory note due October 31, 2023. On October 18, 2023, the maturity date of this note was extended to October 31, 2024. Issued at face value, the note bears interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On October 31, 2022, the Company sold to Magic Growth 3 LLC 13,889 shares of common stock for proceeds of $24,306 and warrants to purchase up to 13,885 shares of common stock for proceeds of $694. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

Between December 19, 2022 and December 22, 2022, the Company sold 102,082 shares of common stock to accredited investors for aggregate proceeds of $127,603 and sold to those investors warrants to purchase up to 101,875 shares of common stock for proceeds of $2,037. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

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

On March 27, 2023, the Company sold 19,686 shares of common stock to an accredited investor for proceeds of $24,607 and sold to that investor warrants to purchase up to 19,625 shares of common stock for proceeds of $393. On March 23, 2023, the Company sold 39,371 shares of common stock to an individual, accredited investor for proceeds of $49,214 and sold to that investor warrants to purchase up to 39,313 shares of common stock for proceeds of $786. All these warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

On the dates indicated below the Company sold common stock to accredited investors for the cash proceeds indicated in the chart. The sale of these securities did not include warrants.

Date of sale	Shares sold	Cash proceeds
April 8, 2023	333,333	$250,000
April 27, 2023	57,143	$100,000
July 25, 2023	133,333	$100,000
August 23, 2023	266,666	$200,000
August 24, 2023	66,666	$50,000
August 31, 2023	33,333	$25,000
September 19, 2023	33,333	$25,000
October 16, 2023	13,333	$10,000
October 26, 2023	13,333	$10,000
November 6, 2023	133,333	$100,000
November 7, 2023	39,999	$30,000
November 16, 2023	133,333	$100,000
November 21, 2023	485,000	$363,751
November 24, 2023	266,667	$200,000
March 7, 2024	6,667	$5,000
March 14, 2024	66,667	$50,000

On June 16, 2023, the Company issued a note at face value of $50,000 and sold that investor, for a price of $0.02 per warrant, warrants to purchase up to 10,000 shares of common stock at an exercise price of $1.75.

On July 24, 2023 and on November 2, 2023, the Company sold at face amount convertible notes in the amount $50,000 each. The notes bear interest at 8% per year, and are convertible into common stock at a conversion price of $1.25 per share at the option of the holder.

The issuances of all shares described in this section were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2).

Common Stock Issued for Services

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

In May 2023, we reached a further agreement with the landlord that calls for us to pay cash each month to cover the cost of the mortgage and the lease for the lighting fixtures, but that will allow us to pay the balance of the rent by issuing shares of our stock valued at $0.75 per share. We have the option to continue to use stock to pay a portion of the rent through 2024. On October 16, 2023, the Company issued 52,800 shares of common stock to its landlord in Michigan in partial payment of rent. In December 2023, the Company issued an additional 81,392 shares in partial payment of rent.

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

In August 2023, the Company issued to each of three individuals who are serving on its advisory committee a total of 38,460 shares of restricted stock for their services during 2023, for an aggregate of 115,380 shares of restricted stock. All shares vest ratably by December 31, 2023.

On December 5, 2023, the Board determined to pay accrued fees due to the directors in shares of common stock and we issued an aggregate of 240,006 shares to present and former directors for service during 2023. All these shares were issued based on a value of $0.65 for a total value of $156,000.

The issuances of all shares described in this section were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2).

Stock Options

In May 2023, the Board granted options with a four-year term at an exercise price of $0.65, to purchase up to 100,000 shares to our CFO, Leandro Vera, for prior services rendered, and to Ronald J. Berman options to purchase up to 50,000 shares. Options with those terms were also granted as compensation for services to be rendered in 2023, vesting in monthly increments, an aggregate of 60,000 each to Mr. Vera and to Jeanne Rickert, our General Counsel, and 45,000 to Ronald J. Berman. Tom J. Berman, our President and CEO, was also granted an option to purchase up to an aggregate of 69,228 shares, vesting in monthly increments, in lieu of cash for a portion of his salary.

In addition to the options described above that were not under the 2021 Equity Incentive Plan, additional options were granted to employees and consultants during 2023 that are reflected in the table below.

Issuer Purchases of Equity Securities

Neither we nor any of our affiliates have engaged in any purchases of our equity securities during the periods discussed in this Report.

Equity Compensation Plan Information

The table below sets out as of December 31, 2023 the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)), the weighted average exercise price of those options, warrants and rights (column (b)), and the number of securities remaining available for future issuance under the plan (other than the securities to be issued upon the exercise of the outstanding options, warrants and rights) (column (c)). The options to officers and directors were not granted under any equity plan.

Plan (none of which have been approved by security holders)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
2015 Equity Incentive Plan (1)	50,000	$0.65	-
2021 Equity Incentive Plan	369,185	0.70	226,625
Options granted to Tom J. Berman (2)	1,449,228	0.68	-
Options granted to Ronald J. Berman (3)	132,500	0.68	-
Options granted to law firm (3)	49,570	0.01
Option granted to Leandro Vera (3)	160,000	0.65	-
Option granted to Jeanne Rickert (3-2)	60,000	0.65

Total	2,270,483	$0.67	226,625

(1)	The 2015 Equity Incentive Plan was adopted by the Board on November 30, 2015. During 2020, 50,000 options were granted under the Plan. In 2021, the Board terminated the 2015 Equity Plan and no new grants can be made under this Plan.
(2)	Of this total, 450,000 were awarded as part of his 2019 contract, 900,000 as part of his 2021 contract, and the balance were awarded as part of his salary, in lieu of cash.
(3)	Options were awarded in lieu of cash for services rendered.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2023 and 2022.

Comparison of Results of Operations for the Year Ended December 31, 2023 and 2022

Revenues

For the years ended December 31, 2023 and 2022, revenues were $2,782,390 and $2,577,332, respectively. For the year ended December 31, 2023, sales increased by $205,058, or 8%, as compared to the year ended December 31, 2022. This increase is primarily driven by increases in optical sales, e-commerce, and sales to retail customers. Sales of private label and co-branded products to optical and industrial customers remain significant. We continue to focus to increase sales of our Nano Magic branded solutions by direct sales to consumers using e-commerce, and are expanding by placing products with pharmacies, big box stores and other retailer outlets. Revenue opportunities from those solutions has been delayed by the logistics and other supply chain issues those customers have been facing in their business.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, overhead and shipping and handling costs.

For the year ended December 31, 2023, cost of sales was $2,418,521 as compared to $2,481,110 for 2022, a decrease of $62,589 or 3%. Costs containment efforts and reduced headcount resulted in improvement despite fixed costs, increased energy costs and inflation.

Gross profit and gross margin

For the year ended December 31, 2023, gross profit amounted to $363,869 as compared to $96,222 for the year ended December 31, 2022, an increase of $267,647, or 278%. The increase was due primarily to cost containment and reduced headcount. For the years ended December 31, 2023 and 2022, gross margins were 13.1% and 3.7%, respectively.

Other operating income

For the year ended December 31, 2023, other operating income totaled $11,420 as compared to $95,701 for the year ended December 31, 2022, a decrease of $84,281, or 88%. The decrease was due primarily due to settlement income received in 2022.

Operating expenses

For the year ended December 31, 2023, operating expenses decreased by $329,399, or 9% as compared to the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, respectively, operating expenses consisted of the following:

	Year Ended December 31,
	2023	2022
Selling and marketing expenses	$319,370	$389,391
Salaries, wages and related benefits	864,719	1,314,376
Stock compensation expense	404,726	206,594
Research and development	47,440	16,777
Professional fees	602,581	788,641
General and administrative expenses	977,385	829,841
Total	$3,216,221	$3,545,620

●	For the year ended December 31, 2023, selling and marketing expenses decreased by $70,021, or 18%, as compared to the year ended December 31, 2022. The decrease was primarily attributable to reduced direct to consumer brand marketing and more cost-effective trade show exhibits.

●	For the year ended December 31, 2023, salaries, wages and related benefits decreased by $449,657 or 34%, as compared to the year ended December 31, 2022. This was due to reduced headcount and use of options in lieu of cash for some employees.

●

For the year ended December 31, 2023, stock compensation expense increased by $198,132, or 96%, as compared to the year ended December 31, 2022 due primarily to options granted to employees and consultants.

●	For the year ended December 31, 2023, research and development costs increased by $30,663, or 183%, as compared to the year ended December 31, 2022, due primarily to consultant expense and product development expenses.

●	For the year ended December 31, 2023, professional fees decreased by $186,060, or 24%, as compared to the year ended December 31, 2022, primarily driven by reduced legal fees.

●	For the year ended December 31, 2023, general and administrative expenses increased by $147,544, or 18%, as compared to the year ended December 31, 2022 primarily due to increased reserve for credit losses based on aging of receivables.

Loss from operations

As a result of the factors described above, for the year ended December 31, 2023, loss from operations amounted to $2,840,932 as compared to a loss from operations of $3,353,697 for the year ended December 31, 2022, a decrease of $512,765 or 15%.

Other expense (income)

For the year ended December 31, 2023, total other expense amounted to $14,787 as compared to other income of $102,583 for the year ended December 31, 2022, a decrease of $117,370 or 114%. The change is primarily due to a government grant for employee-retention tax credits recognized in 2022 as well as reduced income from investment in subsidiary.

Loss from continuing operations

For the year ended December 31, 2023, loss from continuing operations amounted to $2,855,719 as compared to a loss from continuing operations of $3,251,114 for the year ended December 31, 2022, a decrease of $395,395 or 12%.

Income (loss) from discontinued operations

For the year ended December 31, 2023, income from discontinued operations was $0, as compared to a gain from discontinued operations of $1,149,525 for the year ended December 31, 2022, comprised of $1,300 income plus a gain on sale of discontinued operations of $1,148,225.

Net loss

As a result of the foregoing, for the year ended December 31, 2023 our net loss amounted to $2,855,719 as compared to a net loss of $2,101,589 for the year ended December 31, 2022, an increase in losses of $754,130 or 36%.

For the years ended December 31, 2023 and 2022, net losses from continuing operations amounted to $0.25 and $0.32 per common share (basic and diluted), respectively. For the years ended December 31, 2023 and 2022, net income from discontinued operations amounted to $0 and $0.11 per common share (basic and diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital balance of $454,969 and unrestricted cash of $527,462 as of December 31, 2023.

The following table sets forth a summary of changes in our working capital from continuing operations for the period from December 31, 2023 to December 31, 2022:

	December 31, 2023	December 31, 2022	Dollar Change	Percentage Change
Working capital:
Total current assets	$1,699,821	$1,900,858	$(201,037)	(10.58)%
Total current liabilities	1,244,852	1,376,469	(131,617)	(9.56)%
Working capital:	$454,969	$524,389	$(69,420)	(13.24)%

The decrease in current assets reflects decreases in accounts receivable, prepaids, and inventory balances, offset by an increase in cash. The increase in current liabilities is primarily due to increases in accounts payable and accrued expenses.

Net cash used by operating activities was $1,537,468 for the year ended December 31, 2023 as compared to net cash used by operating activities of $1,708,365 for the year ended December 31, 2022, a decrease of $170,897, or 10%. Net cash used by operating activities reflects a net loss of $2,855,719, partially offset by the add-back of non-cash items totaling $1,286,581 and changes in operating assets and liabilities of $31,670. Net cash used by continuing operations for the years ended December 31, 2023 and 2022 totaled $1,537,468 and $1,636,120, respectively. Net cash used by discontinued operations for the years ended December 31, 2023 and 2022 totaled $0 and $72,245, respectively.

We have worked over the last several quarters to reduce our costs and conserve cash. Our common stock suffered an extended period with no market makers and the caveat emptor designation on the OTC market, that made it difficult to raise additional capital. Since early March 2023, we have had market makers for our stock, and later that year the OTC removed the caveat emptor warning on our shares. In September 2023, we resumed quotation on the OTCQB.

Net cash provided by investing activities was $35,648 for the year ended December 31, 2023 as compared to net cash used in investing activities of $20,090 for the year ended December 31, 2022.

Net cash provided by financing activities was $1,770,059 for the year ended December 31, 2023 as compared to $1,705,024 for the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are included in Note 2 - Significant Accounting Policies of our financial statements included within this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued accounting standards are included in Note 2 - Significant Accounting Policies of our financial statements included within this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

NANO MAGIC INC.

INDEX TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Nano Magic Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nano Magic Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Shareholders and Board of Directors of

Nano Magic Inc.

Page Two

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they related.

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

Critical Audit Matter – Going Concern Assessment - Reserve for Slow Moving, Excess and Obsolete Inventory

As described in Note 2 to the financial statements, management periodically performs obsolescence reviews on slow-moving and excess inventories, and reserves are established based on current assessments about future demands and market conditions. Management determines the reserve percentages based on an analysis of annual inventory movement, historical sales levels and future sales forecasts anticipated for inventory items by product type. The Company’s inventory balance was $1,181,273 as of December 31, 2023, which was reduced by a reserve for slow moving, excess and obsolete inventory of $331,505.

The principal considerations for our determination that performing procedures relating to the reserve for slow moving, excess, and obsolete inventory is a critical audit matter are (i) the significant judgment by management when developing the reserve and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to stocking levels, historical sales levels, and future sales forecasts impacting the determination of the reserve percentages.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) testing management’s process for developing the reserve; (ii) evaluating the appropriateness of the analysis performed by management; (iii) testing the completeness and accuracy of the underlying data used in the analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management related to annual inventory movement, historical sales levels, and future sales forecasts. Evaluating management’s assumptions related to annual inventory movement, historical sales levels, and future sales forecasts involved considering (i) the consumption and use of inventory in previous periods; (ii) changes in market conditions; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ UHY LLP

We have served as the Company’s auditor since 2019.

UHY LLP

Sterling Heights, Michigan

April 2, 2024

NANO MAGIC INC.

BALANCE SHEETS

	December 31	December 31
	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$527,462	$259,223
Accounts receivable, net of allowance for credit losses of $150,300 and $29,375 at December 31, 2023 and December 31, 2022, respectively	209,057	348,565
Inventory, net	849,764	1,120,073
Prepaid expenses	63,538	132,997
Current portion of note receivable	50,000	40,000
Total Current Assets	1,699,821	1,900,858
Operating lease right-of-use assets	845,563	1,037,749
Property, plant and equipment, net	424,103	525,809
Note receivable, net of current position	291,782	375,983
Non-marketable equity investment in subsidiary	253,835	250,146
Total Assets	$3,515,104	$4,090,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$593,338	$762,524
Accounts payable - related parties	55,520	87,119
Accrued expenses and other current liabilities	245,398	276,132
Current portion of notes payable	121,610	26,629
Current portion of finance leases	24,194	39,005
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	161,905	142,173
Total Current Liabilities	1,244,852	1,376,469
Notes payable, net of current portion	375,000	325,000
Notes payable - related parties, net of current portion	25,000	25,000
Finance leases, net of current portion	-	24,194
Operating lease liabilities, net of current portion	560,514	722,420
Total Liabilities	2,205,366	2,473,083

Commitments and Contingencies (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 13,425,342 and 10,722,431 issued and outstanding at December 31, 2023 and 2022, respectively	1,342	1,072
Additional paid-in capital	16,310,868	13,763,143
Accumulated deficit	(15,002,472)	(12,146,753)
Total Stockholders’ Equity	1,309,738	1,617,462
Total Liabilities and Stockholders’ Equity	$3,515,104	$4,090,545

See accompanying notes to financial statements.

NANO MAGIC INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

NET REVENUES	$2,782,390	$2,577,332

COST OF SALES	2,418,521	2,481,110

GROSS PROFIT	363,869	96,222

OTHER OPERATING INCOME	11,420	95,701

OPERATING EXPENSES:
Selling and marketing expenses	319,370	389,391
Salaries, wages and related benefits	864,719	1,314,376
Stock compensation expense	404,726	206,594
Research and development	47,440	16,777
Professional fees	602,581	788,641
General and administrative expenses	977,385	829,841

Total Operating Expense	3,216,221	3,545,620

LOSS FROM OPERATIONS	(2,840,932)	(3,353,697)

OTHER (EXPENSE) INCOME
Income from investment in subsidiary	3,689	57,289
Interest expense	(44,461)	(33,767)
Government grant	-	61,448
Other income	25,985	17,613
Total Other (Expense) Income	(14,787)	102,583

LOSS FROM CONTINUING OPERATIONS	(2,855,719)	(3,251,114)

INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,300
Gain on sale of discontinued operations	-	1,148,225

NET INCOME FROM DISCONTINUED OPERATIONS	-	1,149,525

NET LOSS	$(2,855,719)	$(2,101,589)

NET (LOSS) INCOME PER SHARE - BASIC:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	$-	$0.11
NET LOSS PER SHARE - BASIC:	$(0.25)	$(0.21)

NET (LOSS) INCOME PER SHARE - DILUTED:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	$-	$0.11
NET LOSS PER SHARE - DILUTED:	$(0.25)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,481,547	10,264,381
Diluted	11,481,547	10,264,381

See accompanying notes to financial statements.

NANO MAGIC INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	9,702,680	$970	$11,960,011	$(10,045,164)	1,915,817

Common stock issued for cash, net of issuance costs	843,751	85	1,425,436	-	1,425,521

Common stock issued for services	176,000	17	131,983	-	132,000

Stock-based compensation	-	-	206,594	-	206,594

Warrants and options on private placement	-	-	39,119	-	39,119

Net loss	-	-	-	(2,101,589)	(2,101,589)

Balance, December 31, 2022	10,722,431	1,072	13,763,143	(12,146,753)	1,617,462

Common stock issued for cash, net of issuance costs	2,083,611	208	1,657,050	-	1,657,258

Common stock issued for services	426,998	43	322,605	-	322,648

Restricted stock issued for services	192,302	19	126,589	-	126,608

Stock-based compensation	-	-	404,726	-	404,726

Stock options issued for legal services	-	-	29,930	-	29,930

Warrants and options on private placement	-	-	6,825	-	6,825

Net loss	-	-	-	(2,855,719)	(2,855,719)

Balance, December 31, 2023	13,425,342	1,342	16,310,868	(15,002,472)	1,309,738

See accompanying notes to financial statements.

NANO MAGIC INC.

STATEMENTS OF CASH FLOWS

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss used in continuing operations	$(2,855,719)	$(3,251,114)
Net income from discontinued operations	-	1,149,525
Adjustments to reconcile net loss to net cash used by operating activities:
Change in inventory obsolescence reserve	146,627	119,136
Depreciation and amortization expense	111,058	112,288
Bad debt expense	148,672	43,098
Stock-based compensation	404,726	206,594
Stock issued for services	479,186	132,000
Income from investment in subsidiary	(3,689)	(57,289)
Change in operating assets and liabilities:
Accounts receivable	(9,164)	(46,006)
ERTC Receivable	-	(43,413)
Inventory	123,678	139,796
Prepaid expenses and contract assets	69,459	79,130
Accounts payable	(138,810)	588,366
Accounts payable - related party	(31,598)	66,053
Operating lease liabilities	50,012	57,321
Accrued expenses	(31,906)	217,920
Total adjustments	1,318,251	1,614,994

Net cash used by continuing operating activities	(1,537,468)	(1,636,120)
Net cash used by discontinued operating activities	-	(72,245)

NET CASH USED BY OPERATING ACTIVITIES	(1,537,468)	(1,708,365)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	45,000	25,000
Purchases of property and equipment	(9,352)	(4,910)

NET CASH PROVIDED BY INVESTING ACTIVITIES	35,648	20,090

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,664,083	1,464,641
Proceeds from issuance of convertible debt	147,857	375,000
Repayment of bank loans	(1,629)	(37,452)
Repayment of finance leases	(40,252)	(46,100)
Repayment of advances from related parties	-	(71,065)
Net cash provided by continuing financing activities	1,770,059	1,685,024
Net cash provided by discontinued financing activities	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,770,059	1,705,024

NET INCREASE IN CASH	268,239	16,749

CASH in continuing operations, beginning of year	259,223	197,932
CASH in discontinued operations, beginning of year	-	44,542

CASH, end of period	$527,462	$259,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$44,461	$33,767

See accompanying notes to financial statements.

NANO MAGIC INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the financial statements, the Company had net losses and net cash used by operations of $2,855,719 and $1,537,468, respectively, for the year ended December 31, 2023. As indicated in the accompanying financial statements, the Company had positive working capital of $454,969, including $527,462 of cash at December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2023 and 2022 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, and the fair value of equity incentives.

Cash, Cash Equivalents and Restricted Cash

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

Accounts Receivable

The Company recognizes an allowance for credit losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for credit losses is recognized as general and administrative expense.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charge for the year ended December 31, 2023 and 2022.

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

Disaggregation of Revenue

A limited number of key customers historically accounted for a majority of our revenue. In 2023, one customer accounted for 41% of revenues. In 2022, two customers represented 44% of revenue.

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

Government Loan Forgiveness and Grants

During the year ended December 31, 2022, the Company applied for $61,448 in Employee Retention Tax Credits (ERTC), which were recognized in other income on the accompanying statements of operations in 2022.

Shipping and Handling Costs

Shipping and handling costs incurred relating to the purchase of inventory are included in inventory which is charged to cost of sales as products are sold. Shipping and handling costs incurred for product shipped to customers are included in cost of sales. For the years ended December 31, 2023 and 2022, shipping and handling costs amounted to $153,919 and $180,369, respectively.

Research and Development

Research and development costs incurred in the development of the Company’s products and under other Company sponsored research and development projects are expensed as incurred. Research and development costs incurred in the development of the Company’s products for the years ended December 31, 2023 and 2022 were $47,440 and $16,777, respectively, and are included in operating expenses on the accompanying statements of operations.

Advertising Costs

The Company participates in various advertising programs. All costs related to advertising of the Company’s products are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2023 and 2022 were $289,981 and $247,073, respectively, and are included in selling and marketing on the accompanying statements of operations. These advertising expenses do not include cooperative advertising and sales incentives which have been deducted from sales.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2023 or 2022.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company adopted ASU No. 2017-09 in 2018; its adoption did not have a material impact on its financial statements.

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

These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net loss and consisted of the following:

	December 31, 2023	December 31, 2022
Stock options	2,270,483	2,760,991
Stock warrants	7,525,265	7,440,639
Total	9,795,748	10,201,630

Net losses per share of common stock is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss per common shares outstanding	$(0.25)	$(0.21)
Weighted average common shares outstanding:	11,481,547	10,264,381

Recently Adopted Accounting Pronouncements

The Company does not believe there are any other recently issued and effective, or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, results of operations or cash flows.

There have been no changes to our significant accounting policies described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2023, that have had a material impact on our financial statements and related notes.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. None of the reclassifications had any impact on the net loss reported in 2022.

NOTE 3 – DISCONTINUED OPERATIONS

Effective May 31, 2022, we sold a 70% interest in our subsidiary ANI to two of its officers and long-term employees in exchange for a promissory note in the face amount of $450,000. The note bears interest at 7% and has semi-annual payments of principal initially in the amount of $20,000, increasing to $25,000 in May 2024 and to $30,000 in May 2026, with a final balloon payment of $80,000 due on December 31, 2029. As of December 31, 2023, $341,782 remained outstanding on the note, with $50,000 as the current portion of the note receivable and $291,782 as the non-current portion. The note is secured by a stock pledge, described below. On March 15, 2024, an investor paid the Company $100,000 to purchase $115,000 in principal amount of the note payable to us from ANI. The original note from ANI was cancelled, and we now hold a note on the same terms in the principal amount of $225,777 as of March 15, 2024.

In conjunction with the sale, we recognized a one-time gain of $1,148,225. Financial information (related to periods before May 2022) included in this 10-K reflect ANI as a discontinued operation. During the year ended December 31, 2022, income from discontinued operations amounted to $1,300.

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

The following is the detail of major line items that constitute income from discontinued operations:

For the Year Ended
December 31, 2022

Net Revenues	$258,444
Cost of Sales	211,029
Gross Profit	47,415

Salaries, wages and related benefits	23,573
General and administrative expenses	21,961
Interest and other expense	581
Income from discontinued operations	1,300
Gain on sale of discontinued operations	1,148,225
Net income from discontinued operations	$1,149,525

In the second quarter of 2022, the gain on the sale of 70% of the company’s ownership interest in ANI was calculated as follows:

Fair value of consideration received	$450,000
Fair value of retained interest	192,857
Plus negative carrying value of subsidiary sold	505,368
Gain on sale of subsidiary	$1,148,225

NOTE 4 – INVESTMENT IN SUBSIDIARY

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations classified as income from investment in subsidiary. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. Any income from ANI for the Company’s 30% share will be treated as an increase in the investment account. For the years ended December 31, 2023 and 2022, the Company recorded income from the investment in subsidiary of $3,689 and $57,289, respectively.

At December 31, 2023 and at December 31, 2022, a balance of $253,835 and $250,146, respectively, was recognized as a non-marketable equity investment in subsidiary on the balance sheet in non-current assets as follows:

	December 31, 2023.	December 31, 2022
Investment in ANI	$192,857	$192,857
Income from investment in subsidiary	60,978	57,289
Non-marketable equity investment in subsidiary	$253,835	$250,146

NOTE 5 – ACCOUNTS RECEIVABLE

At December 31, 2023 and 2022, accounts receivable consisted of the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$359,357	$377,940
Less: allowance for credit losses	(150,300)	(29,375)
Accounts receivable, net	$209,057	$348,565

Allowance for credit losses was $42,326 at December 31, 2021. Bad debt expense was $57,064 for the year ended December 31, 2022, with an increase in the allowance of $44,113, leaving an ending balance in the allowance for credit losses of $29,375 at December 31, 2022. Bad debt expense was $27,747 for the year ended December 31, 2023, with an increase in the allowance of $148,672, leaving an ending balance in the allowance for credit losses of $150,300 at December 31, 2023.

NOTE 6 – INVENTORY

At December 31, 2023 and 2022, inventory consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$648,537	$695,774
Work in progress	235,811	256,095
Finished goods	296,921	353,082
	1,181,269	1,304,951
Less: reserve for obsolescence	(331,505)	(184,878)
Inventory, net	$849,764	$1,120,073

NOTE 7 – OPERATING LEASE

Effective May 31, 2020, we entered into a lease with a related party for a 29,220 square foot building in Madison Heights, Michigan. The occupancy and rent commencement date was October 1, 2020. The lease has an initial term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. The renewal term is not included in the calculation of the operating lease liability. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we had the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. This right has now expired as we did not exercise the option. See Note 12 Stockholders’ Equity, for a description of warrants issued to the owners of Magic Research LLC in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in right-of-use assets on the accompanying balance sheet. See Note 11, Related Party Transactions, for information about roles in management and economic participation by our CEO and several other directors in the landlord.

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept $66,000 worth of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. During that period, we will pay cash of $8,056 per month, effectively a cash rent reduction of $10,983 per month. In May 2023, we reached a further agreement with the landlord under which we pay cash each month to cover the cost of the mortgage and the lease for the lighting fixtures, but that will allow us to pay the balance of the rent by issuing shares of our stock valued at $0.75 per share. We have the option to continue to use stock to pay a portion of the rent through 2024. On October 16, 2023, the Company issued 52,800 shares of common stock to its landlord in Michigan in partial payment of rent. In December 2023, the Company issued an additional 81,392 shares in partial payment of rent.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date.

	December 31, 2023	December 31, 2022
Operating lease liabilities	$722,419	$864,593
Right-of-use assets	$845,563	$1,037,749

Future payments on the operating lease are:

Operating Leases
2024	$213,681
2025	220,989
2026	228,297
2027	175,334
Less: impact of discounting	(115,882)
Present value of lease liabilities	722,419

NOTE 8 – PROPERTY AND EQUIPMENT

At December 31, 2023 and 2022, property and equipment consisted of the following:

	Useful Life	December 31, 2023	December 31, 2022
Machinery and equipment	5 – 10 Years	$2,616,629	$2,613,387
Furniture and office equipment	3 – 7 Years	486,894	480,784
Leasehold improvements	2 – 15 Years	140,678	140,678

Less: accumulated depreciation		(2,820,098)	(2,709,040)
Property and equipment, net		$424,103	$525,809

For the years ended December 31, 2023 and 2022, depreciation and amortization expense amounted to $111,058 and $112,288, respectively.

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

On July 27, 2022, the Company sold two convertible notes, one for $50,000 and one for $25,000, both due on March 31, 2025. The $25,000 note is to Mr. Ron Berman, a Related Party. On August 22, 2022, the Company sold a $25,000 convertible promissory note due March 31, 2026. All three notes were issued at face value, and bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

On October 26, 2022, the Company sold to an investor a $25,000 convertible promissory note due October 31, 2023. Issued at face value, the note bears interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share. On October 18, 2024, the Company and the holder extended the maturity date of the note to October 31, 2024.

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

On June 14, 2023, the Company issued a convertible, secured note and warrants to purchase 10,000 shares of the Company’s common stock for $50,000 with the same terms as the one issued on December 18, 2022. The warrants were recorded as a debt discount on the date of issuance for a total value of $5,333. The balance at December 31, 2023 of the debt discount was $3,390.

On July 24, 2023, the Company issued at face value a convertible note in the original principal amount of $50,000. The note is due two years from date of issue, bears interest at 8% per annum and is convertible at $1.25 per share.

On November 2, 2023, the Company issued at face value a convertible note in the original principal amount of $50,000. The note is due two years from date of issue, bears interest at 8% per annum and is convertible at $1.25 per share.

The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

On February 10, 2015, Nano Magic entered into a $373,000 promissory note (the “Equipment Note”) with KeyBank, N.A. (the “Bank”). The unpaid principal balance of this Equipment Note was payable in 60 equal monthly instalments payments of principal and interest through June 10, 2020. The Equipment Note was secured by certain equipment, as defined in the Equipment Note, and bore interest computed at a rate of interest of 4.35% per annum based on a year of 360 days. On June 18, 2019, Nano Magic entered into an Amendment to the Equipment Note with the Bank. By the amendment, the maturity date of the note was extended until April 10, 2022, the interest rate was raised to 6.29% per year, and the monthly payments were reduced to $4,053 per month, including interest. On May 2, 2022, we amended the Equipment Note with Key Bank to extend the due date on the note until December 10, 2022. The interest rate remained the same at 6.29% per year and the monthly payments remained at $4,053 per month. At December 31, 2022, the balance due on the Equipment Note was $1,629 and the balance was paid in full in 2023.

Finance leases

On August 11, 2020, we entered into a finance lease for furniture used in the Michigan facility. We financed $60,684 over a period of 36 months and were required to make monthly payments of $1,972 during that time. At December 31, 2022, the balance due was $13,335 and was included in current liabilities. $2,091 was also included in Accounts Payable for this lease as of December 31, 2022. As of December 31, 2023 the lease was completely paid off.

On September 24, 2020, we entered into a finance lease with Raymond Leasing Corporation for a forklift. We financed $14,250. The lease term was 36 months with monthly payments of $425. At December 31, 2022, the balance due was $3,755 and was included in current liabilities. As of December 31, 2023, the lease was completely paid off.

In December 2020, we entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months and were required to make monthly payments of $2,135 during that time. At December 31, 2022, the balance due was $46,109 of which $21,915 was included in current liabilities and $24,194 was included in long term liabilities. As of December 31, 2023, the balance due was $24,194, all of which was included in current liabilities.

For finance leases, we calculate ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of lease commencement. The ROU assets for finance leases are depreciated in accordance with the Company’s depreciation policies for those asset groupings. Finance lease liabilities were $24,194 at December 31, 2023 and totaled $63,199 at December 31, 2022. Finance lease interest expense was $4,250 and $12,594 for the years ended December 31, 2023 and 2022, respectively.

Maturities

Future minimum lease payments under leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2023, are as follows:

Finance Leases
2024	25,620
Less: impact of discounting	(1,426)
Present value of lease liabilities	24,194

NOTE 10 – ACCOUNTS RECEIVABLE FACTORING

On September 1, 2020, Nano Magic LLC entered an agreement with a company to sell its receivables with a retailer at a discount. This agreement expired on September 1, 2022. Costs associated with this program were $47 for the year ended December 31, 2022.

In August 2023, we began shipments under an agreement with a customer for the sale of products that included accounts receivable financing with a large international bank. Subject to certain limits, we receive payments as soon as 15 days from shipment to a discounted value of approximately 7% The discount depends on the payment date selected with the bank. Costs associated with this program for the year ended December 31, 2023 were $12,497.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Payable to related parties totaled $55,520 and $87,119 on December 31, 2023 and December 31, 2022, respectively. These balances include payroll and reimbursements due to officers and directors plus account payable due to the landlord at December 31, 2023. Advances from related parties aggregating $42,887 on both December 31, 2023 and December 31, 2022 is comprised of amounts due to the Rickerts for working capital advances made in 2018.

In October, 2023, the Rickerts purchased 13,333 shares of common stock for $10,000.

We paid legal and consulting fees to director Mr. Ron Berman of $0 in 2023, and $124,150 in 2022. In July, 2022, Mr. Ron Berman bought a convertible note for $25,000 which matures on March 31, 2025 and bears interest of 8% per annum.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021, and 2022. See the subsection on Sales of Stock under Issuances of Common Stock in Note 12 and in Note 16 Subsequent Events.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept 52,800 shares of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. Those shares were issued in March, 2023. The landlord is a related party.

In May 2023, we reached a further agreement with the landlord that calls for us to pay cash each month to cover the cost of the mortgage and the lease for the lighting fixtures, but that will allow us to pay the balance of the rent by issuing shares of our stock valued at $0.75 per share. We have the option to continue to use stock to pay a portion of the rent through 2024. On October 16, 2023, the Company issued 52,800 shares of common stock to its landlord in Michigan in partial payment of rent. In December 2023, the Company issued an additional 81,392 shares in partial payment of rent. The landlord is a related party.

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

In August 2023, the Company issued to each of three individuals who are serving on its advisory committee a total of 38,460 shares of restricted stock for their services during 2023. All shares vest ratably by December 31, 2023.

On December 5, 2023, the Board determined to pay accrued fees due to the directors in shares of common stock and we issued an aggregate of 240,006 shares to present and former directors for service during 2023.

Sales of Common Stock

During the quarter ended March 31, 2022, the Company sold 375,001 shares of common stock for proceeds of $656,249 and warrants to purchase up to 374,965 shares of common stock for proceeds of $18,752. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

During the quarter ended June 30, 2022, the Company sold 283,334 shares of common stock for proceeds of $495,834 and warrants to purchase up to 283,310 shares of common stock for proceeds of $14,165. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

During the quarter ended September 30, 2022, the Company sold 69,445 shares of common stock for proceeds of $121,529 and warrants to purchase up to 69,425 shares of common stock for proceeds of $3,471. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

During the quarter ended December 31, 2022, the Company sold 115,971 shares of common stock for proceeds of $151,909 and warrants to purchase up to 115,760 shares of common stock for proceeds of $2,731. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75.

For the three months ended March 31, 2023, the Company sold 74,806 shares of common stock for proceeds of $93,507. Additionally, 74,626 warrants were sold for $1,492. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

During the quarter ended June 30, 2023, the Company sold 253,994 shares of common stock for proceeds of $346,064 and warrants to purchase up to 196,813 shares of common stock for proceeds of $4,136. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75. Also, during the quarter ended June 30, 2023, the Company sold 10,000 warrants in connection with the issuance of a convertible note payable of $50,000 as disclosed in Note 9. In accordance with ASC 470, 11% of the value of the total convertible note payable was allocated to the warrants.

During the quarter ended September 30, 2023, the Company sold an additional 533,331 shares of common stock for proceeds of $400,000. In addition, during the three-month period, an investment made in April was cancelled and the $250,000 investment was reissued at $0.75 per share, resulting in a net increase in the outstanding stock of 136,482 shares. In connection with this sale, the company canceled the 196,813 warrants previously issued in April.

During the quarter ended December 31, 2023, the Company sold 1,084,998 shares of common stock for proceeds of $813,750.

All of these sales of stock and warrants were sold in private placements exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock Options

Stock options outstanding are to purchase common stock. Stock option activities for the years ended December 31, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	3,133,702	$0.77	4.93	$-
Exercised	-
Forfeited or expired	(518,411)	$1.03	-	-
Granted	145,700	$0.80
Balance Outstanding, December 31, 2022	2,760,991	$0.72	4.09	$-
Exercised	-
Forfeited or expired	(1,176,987)	$0.75	-	-
Granted	686,479	$0.60
Balance Outstanding, December 31, 2023	2,270,483	$0.67	2.73	$76,725

Exercisable, December 31, 2023	2,244,090	$0.67	2.72	$76,725

A summary of unvested options and the related average fair-value per share follows:

	Number of Options	Weighted- average Grant Date Fair Value
Nonvested as of December 31, 2022	1,491,605	$0.83
Granted	686,479	0.50
Vested	(974,704)	0.62
Cancelled	(1,176,987)	0.83
Nonvested as of December 31, 2023	26,393	$0.57

Options Issued Outside of a Plan

In 2023 our President and CEO Tom Berman was paid part of his salary in options. In April, he was granted an option to purchase up to 30,000 shares, fully vested for salary not paid from January to March, and, in May, a second option was granted for up to 69,228 shares that vested over the course of the calendar year for salary not paid in April and subsequent months of 2023. Also in May, we granted our Chief Financial Officer an option for up to 100,000 shares in recognition of his services from 2019 through 2022. Both our CFO and our General Counsel were granted options in May for up to 60,000 shares, which vested over the course of the calendar year. In May, 2023, we also granted director Ronald Berman an option to purchase up to 50,000 shares for services previously rendered and granted him an option for 45,000 shares that vested over the course of the calendar year. All options have an exercise price of $0.65 per share and a four-year term.

In December 2023, the Company awarded 49,570 fully vested options to a law firm for legal services at an exercise price of $0.01. The options expire four years from the award date.

The fair value of the options awarded outside of any plan was calculated using the Black-Scholes method. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding. Below is a summary of terms for options issued during 2023 outside of the plan.

Exercise price per option	$0.01 - $0.65
Fair value per option at grant date	$0.25 - $0.61
Expected term	4 years
Expected volatility	215% - 245%
Expected dividend yield	0%
Risk-free interest rate	3.57% - 3.96%

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

2021 Equity Incentive Plan

The Nano Magic 2021 Equity Incentive Plan (the “Plan”) was adopted to allow equity compensation for those who provide services to the Company and to encourage ownership in the Company by personnel whose service to the Company is important to its continued progress, to encourage recipients to act as owners and thereby in the stockholders’ interest and to enable recipients to share in the Company’s success. Initially, 85,000 shares were available for issuance under the Plan and that number of options were also granted to employees on March 2, 2021. On April 8, 2021 the number of shares under the Plan was increased by 2,500, and an additional 2,500 options were granted. On June 21, 2021 an additional 200,000 shares were made available for issuance under the Plan and options for 100,000 shares were granted, but subsequently forfeited. On August 10, 2021 we issued the option to purchase up to 100,000 shares that had been approved by the Board in May, 2021 in connection with a consulting agreement.

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

On May 30, 2023, the Company granted 175,071 options under the 2021 Equity Plan. The options were granted to employees and consultants at an exercise price of $0.65 per share.

The fair value of the options awarded to employees and service providers under the 2021 Equity Plan were calculated using the Black-Scholes method and were tied to service conditions for purposes of vesting. The assumptions used in the calculations are shown below. The expected term represents the period of time that the options are expected to be outstanding. During the year ended December 31, 2022, 100,163 options vested and compensation expense related to them for the year-ending 2023 was $54,616 with unearned expense of $22,627. During the year ended December 31, 2023, 205,792 options vested and compensation expense related to them for the year-ending 2022 was $110,930 with unearned expense of $12,143. Below is a summary of terms for options issued in 2023 under the plan.

Exercise price per option	$0.65
Fair value per option at grant date	$0.25 -$0.57
Expected term	4 years
Expected volatility	215% - 245%
Expected dividend yield	0%
Risk-free interest rate	3.57% - 3.96%

Warrants

As of December 31, 2023, there were outstanding and exercisable warrants to purchase 7,525,265 shares of common stock with a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 40.72 months. As of December 31, 2022, there were outstanding and exercisable warrants to purchase 7,440,639 shares of common stock with a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 61.12 months. The weighted average contractual terms reflect the extension of two years for warrants issued between 2018 and 2022 that were effected in May 2022 and December 2023.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Income tax provision (benefit) at U.S. statutory rate of 21%	$600,000	$441,000
Government grant	-	13,000
Change in valuation allowance	(768,000)	(454,000)
Revaluation of deferred tax asset	168,000	(327,000)
Revaluation of valuation allowance due to return to provision	-	85,000
Revaluation of valuation allowance due to ANI sale	-	242,000
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryforward	$3,869,000	$3,392,000
Stock-based compensation	295,000	109,000
Allowance for inventory obsolescence	63,000	39,000
Accrued compensation	6,000	6,000
Other	137,000	56,000
Total deferred tax assets	4,370,000	3,602,000
Valuation allowance	(4,370,000)	(3,602,000)
Net deferred tax assets	$-	-

The gross estimated net operating loss carryforward was approximately $18,422,000 at December 31, 2023, which is an estimate of the Company’s net operating loss carryforward acquired in the Combination after giving effect to the limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code plus net operating loss carryforwards since the Combination. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from tax loss carryforwards prior to 2017 will expire between 2022 and 2038, while the potential tax benefits arising after 2017 currently have no expiration date.

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

The Company’s 2020, 2021, 2022 and 2023 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. We are not currently a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of December 31, 2023, the Company has not accrued any amount for litigation contingencies.

NOTE 15 – CONCENTRATIONS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits and investments in cash equivalent instruments.

Customer Concentrations

Customer concentrations for the years ended December 31, 2023 and 2022 are as follows:

	For the Years Ended December 31,
	2023	2022
Customer A	41%	33%
Customer B	* %	11%
Total	41%	44%

*	Less than 10%

Accounts receivable balances for these customers at December 31, 2023 and 2022 were $4,942 and $104,315 respectively. A reduction in sales from or loss of such customers would have a material adverse effect on our results of operations and financial condition.

Geographic Concentrations of Sales

For the years ended December 31, 2023 and 2022, total sales in the United States represent approximately 94% and 95% of total revenues, respectively.

Vendor Concentrations

Vendor concentrations for inventory purchases for the years ended December 31, 2023 and 2022 are:

	For the Years Ended December 31,
	2023	2022
Vendor A	14%	*	%
Vendor B	13	11
Vendor C	12	*
Vendor D	*	13
Total	39%	24%

*	Less than 10%

The vendors above are used for raw material purchases used primarily in the production of lens care and anti-fog products.

NOTE 16 - SUBSEQUENT EVENTS

On March 7, 2024, the Company sold 6,667 shares of common stock to an individual, accredited investor for proceeds of $5,000.

On March 14, 2024, the Company sold 66,667 shares of common stock to an individual, accredited investor for proceeds of $50,000.

On March 15, 2024, an investor paid the Company $100,000 to purchase $115,000 in principal amount of the note payable to us from ANI. The original note from ANI was cancelled, and we now hold a note on the same terms in the principal amount of $225,777 as of March 15, 2024.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under Rule 13a-15(b) under the Exchange Act. The review for the period ended December 31, 2023 and for the year ended December 31, 2022, concluded that there were material weaknesses in our disclosure procedures and controls. In 2022 and 2023 our small staff size restricts our ability to adequately segregate duties. The sale of our subsidiary ANI in May 2022 and the merger of our subsidiary limited liability company into the parent at the end of 2022 has simplified our corporate structure so that will, after a transition period, simplify our financial reporting.

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

Under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 2013 and subsequent guidance prepared by the Commission specifically for smaller public companies. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2023 the Company’s internal controls over financial reporting were not effective at the reasonable assurance level: We have not had sufficient resources in our accounting function to have segregation of duties so that the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. Management evaluated our limited resources and our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Notwithstanding the assessment that our internal controls over financial reporting was not effective, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Name	Age	Position(s)	Serving Since
Ronald J. Berman	66	Director	May 1996
Tom J. Berman	44	Director, President & CEO	October 2018
Miles Gatland	54	Director	February 2022
Raymond Gunn	65	Director	December 2022
Jeanne M. Rickert	69	Director and Chief Legal Officer	August 2014
Scott E. Rickert	69	Chairman of the Board	August 2014
Leandro Vera	51	Chief Financial Officer	February 2020

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

Ronald J. Berman was in the private practice of law from 1980-1987. Mr. Berman co-founded Rock Financial (now Rocket Mortgage) in 1985 and was a member of its Board of Directors. Mr. Berman co-founded BEG Enterprises and served as its President from 1989 to 1998. Mr. Berman is currently practicing law as a sole practitioner. Mr. Berman is a licensed attorney in both Michigan and Florida. He is the father of director and officer Tom Berman.

With his experience in legal matters and founding businesses, Mr. Berman provides our board with professional and strategic expertise as well as the benefit of his significant knowledge of business operations.

Tom J. Berman joined us on October 15, 2018, as our President and as a director and he serves as President and CEO of Nano Magic, Inc. Prior to joining us, Mr. Berman was most recently Chief Administrative Officer and General Counsel for Ascion, LLC d/b/a Reverie, a Michigan based Sleep Technology company. At Ascion he was responsible to help to develop that company’s overall business strategy along with leading its business development, HR and IT and Legal departments as well as its real estate management. He was with Ascion from 2012 until 2018. Prior to joining Ascion Mr. Berman founded Berman Law, PLLC. He is a graduate of Michigan State University and of the University of Detroit Mercy School of law. Tom Berman is the son of director Ronald J. Berman.

With his operations experience and experience guiding the growth at Ascion, Mr. Berman will provide operational and strategic guidance as well as bringing his viewpoint as a legal professional.

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

Raymond Gunn is an experienced chief executive officer, chief financial officer and board member. In 2006, Ray co-founded Wingspan Capital Partners, a private equity and consulting firm. That became Wingspan Group in 2017, and Ray became, and continues as, its CEO. Since January 2018 he has also been the CEO and CFO of Blakes Family of Companies and in 2022 he became the Chairman and CEO of FSB Holdings, In., a bank holding company. Additionally, he currently serves on the boards of TrillaMed, LLC., Cadillac Products Packaging Company, Blake’s Family of Companies, Central Michigan University Research Corp., the Eastern Division of The Salvation Army and he is vice chairman of the Board of Visitors for the School of Business at Oakland University. He is a graduate of Oakland University and pursued a Masters in Taxation from Walsh College. He is a CPA.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2022 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2022, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2023.

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

Board Committees and Director Independence

Our securities are not quoted on an exchange that requires a majority of the members of our Board of Directors (“the Board” or the “Board of Directors”) to be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Similarly, we are not required to establish or maintain an Audit Committee or other committee of our Board of Directors. Nonetheless, as a matter of corporate governance best practice, we have established an Audit Committee (as described below) and our board has determined that Messrs. Gatland and Gunn are “independent” as defined by the NASDAQ Marketplace rules.

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

Audit Committee

In February 2016, the Board created an audit committee. It is charged with overseeing (1) the integrity of our financial statements and accounting and financial reporting processes; (2) our compliance with legal and regulatory requirements; (3) the performance of our independent auditor and the qualifications and independence of that firm; (4) our system of disclosure, internal controls and compliance with our Code of Ethics. Messrs. Gatland and Gunn serve on the committee, Mr. Gunn as Chair of the committee. Mr. Gunn is an audit committee financial expert.

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

In reliance on the reviews conducted, the Committee recommends to the Board of the Directors (and the Board has approved) the inclusion of the audited financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during our fiscal year ended December 31, 2023; (ii) our two most highly compensated executive officers other than our principal executive officers who were serving as executive officers at December 31, 2023 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023. Compensation information is shown for the fiscal years ended December 31, 2023 and December 31, 2022.

We sometimes refer to these individuals to as the “named executive officers” as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. None of our named executive officers received compensation in the form of Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings in fiscal 2023 and fiscal 2022. The value of stock awards represents the grant date fair value of awards granted with respect to fiscal 2023 and fiscal 2022 in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our methodology, including its underlying estimates and assumptions used in calculating these values, is set forth in Note 2 to our audited financial statements for the fiscal year ended December 31, 2023.

For stock awards, these shares were valued on the grant date based on the quoted trading price of the stock on such date.

Name & Principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(i)	(j)
Tom J. Berman President & CEO	2023	158,000		-	24,000	122,457	-	304,457
Tom J. Berman President & CEO	2022	195,000	(2)	-	24,000	146,889	1,000	366,889

(1)	All directors are compensated for service on our Board. The compensation in this column for Mr. Berman, reflects awards for service as a director.
(2)	$40,000 of this amount was earned and accrued in 2022, but not paid until 2023.

Mr. Berman’s contract expired at the end of 2023, but was renewed for an additional year in January, 2024. Under the terms of the extension, effective January 1, 2024, Mr. Berman will earn an annual salary of $225,000 and will be entitled to a profit bonus tied to 2024 revenue as well as a bonus if the EBITDA of the corporation is 20% or more.

Outstanding Equity Awards at Fiscal Year End Table

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2023.

Option Awards						Stock Awards
Name	No.of Securities Underlying Unexercised options - exercisable	No.of Securities Underlying Unexercised Options - unexercisable	Plan Awards: No.of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	No. of Unvested Shares	Market Value of Unvested Shares ($)	Plan Awards: No.of Unearned Shares or Other Unvested Rights	Plan Awards: Market Value of Unearned Shares or other Unvested Rights ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Tom J. Berman	450,000	-	-	0.55	(1)	-	-	-	-
Tom J. Berman	900,000	-	-	0.75	(2)	-	-	-	-

(1)	The option to purchase:	Expires on:
	50,000 Option Shares	April 3, 2024
	75,000 Option Shares	December 31, 2024
	100,000 Option Shares	June 30, 2025
	125,000 Option Shares	December 31, 2025
	100,000 Option Shares	December 31,2025
(2)	The option to purchase	Expires on:
	150,000 Option Shares	June 30, 2025
	150,000 Option Shares	December 31, 2025
	150,000 Option Shares	June 30, 2026
	150,000 Option Shares	December 31, 2026
	150,000 Option Shares	June 30, 2027
	150,000 Option Shares	December 31, 2027

Director Compensation

We paid our directors the amounts shown below during the fiscal year ended December 31, 2023. Amounts paid to Mr. Tom Berman are shown in the summary Compensation Table for named executive officers. All directors were compensated for 2023 with a fee of $2,000 per meeting paid in shares of commons stock. David Sherbin resigned in May, 2023.

Name	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Ronald J. Berman	$-	$24,000	$54,495	$-	$78,495
Miles Gatland	$-	$24,000	$-	$-	$24,000
Raymond Gunn	$-	$24,000	$-	$-	$24,000
Scott E. Rickert	$-	$24,000	$-	$-	$24,000
Jeanne M. Rickert	$-	$24,000	$34,418	$-	$58,418
David Sherbin	$-	$12,000	$-	$-	$12,000

(1)	In connection with consulting services, Mr. Ronald Berman was awarded options totaling 95,000 in 2023 valued at $54,495,. Ms. Rickert was also awarded 60,000 options for legal services in 2023 valued at $34,418.

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

Security Ownership of Certain Beneficial Owners and Management

Set forth in the following table is the indicated information as of March 29, 2024 with respect to each person who is known to us to be the beneficial owner of more than five percent of our common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class(2)

PEN Comeback, LLC 31601 Research Park Drive Madison Heights, MI 48071	3,349,467		14%

PEN Comeback 2, LLC 31601 Research Park Drive Madison Heights, MI 48071	2,842,670		12%

Magic Growth LLC 31601 Research Park Drive Madison Heights, MI 48071	1,961,496		8%

Magic Growth 2 LLC 31601 Research Park Drive Madison Heights, MI 48071	2,308,912		10%

Magic Growth 3 LLC 31601 Research Park Drive Madison Heights, MI 48071	1,484,254		6%

Rickert Family, Limited Partnership 9 Diamond Drive Key West, FL 33040	1,577,832		7%

Ronald J. Berman 31601 Research Park Drive Madison Heights, MI 48071	2,222,361	(3)	10	%(4)

Tom J. Berman 31601 Research Park Drive Madison Heights, MI 48071	2,200,609	(5)	9	%(4)

(1)	Includes warrants and options that are presently exercisable.

(2)	Percentages assume that all options and warrants presently exercisable or exercisable in the next 60 days have been exercised.

(3)	Mr. Ron Berman owns directly 583,867 shares and options and warrants presently exercisable for 140,000 shares. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

(4)	Mr. Ron Berman and Mr. Tom Berman share equally the voting and dispositive power over the holdings of PEN Comeback, LLC; PEN Comeback 2, LLC; Magic Growth, LLC; Magic Growth 2 LLC and Magic Growth 3 LLC (these five entities, the “Investors”). As a result, their voting control on a fully diluted basis is 55% for Mr. Ron Berman and 58% for Mr. Tom Berman.

(5)	Mr. Tom Berman owns directly 153,335 shares and options and warrants for 1,472,112 shares exercisable now or in the next 60 days. The balance of his economic interest is held indirectly through investment in PEN Comeback, LLC and PEN Comeback 2, LLC.

Set forth in the table below is information as of March 29, 2024 with respect to the beneficial ownership of common stock by our directors and Executive Officers.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Economic Percentage Ownership	Voting and Dispositive Power (6)
Ronald J. Berman (1) (2)	2,222,361	10%	64%
Tom J. Berman (1) (2)	2,500,609	11%	67%
Miles Gatland (1) (3)	1,311,502	6%	- (5)
Raymond Gunn (5)	36,924	-	-
Jeanne M. Rickert (1) (4)	722,098	3%	- (5)
Scott E. Rickert (4)	670,438	3%	7%
Leandro Vera (1) (5)	160,000	-	-
All directors and officers as a group		14%	72%

(1)	Includes options and warrants held directly by the following individuals that are presently exercisable or exercisable in the next 60 days:

Ron Berman	140,000
Tom Berman	1,449,228
Miles Gatland	70,000
Jeanne Rickert	60,000
Leandro Vera	160,000

(2)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in PEN Comeback LLC, PEN Comeback 2 LLC or both.

(3)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in Magic Growth LLC, Magic Growth 2 LLC and Magic Growth 3 LLC. Last column only includes securities held directly, as Messrs. Ron and Tom Berman hold voting and dispositive power of securities held indirectly.

(4)	Includes economic interest in stock and warrants that are presently exercisable held indirectly in Rickert Family, Limited Partnership. Mr. Rickert has sole voting and dispositive power over all securities held by Rickert Family, Limited Partnership.

(5)	Less than 1%.

(6)	Ronald Berman and Tom Berman share voting and dispositive power over all securities held by PEN Comeback LLC, PEN Comeback 2 LLC, Magic Growth LLC, Magic Growth 2 LLC and Magic Growth 3 LLC.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

Our board has determined that Messrs. Gatland and Gunn are “independent” as defined by the NASDAQ Marketplace rules.

Please refer to Note 11 – “Related Party Transactions” to our Financial Statements included in this Report. The information described therein is hereby incorporated by reference under this Item 13.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by our principal independent accountants, UHY for categories of services indicated.

	Years Ended December 31,
Category	2023	2022
Audit Fees	$145,000	$127,500
Tax Fees	$-	$9,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Nano Magic Inc., dated July 2, 2020. (i incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 2, 2020.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated March 2, 2021 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10K filed with the SEC on May 28,2021).

3.3*	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company effective December 31, 2022 (incorporated herein by reference to Exhibit 3.3 of the Company’s Form 10K filed with the SEC on April 11, 2023).

3.4	Bylaws of PEN Inc. (incorporated herein by reference to Annex C, Exhibit B-2 of the Company’s Proxy Statement filed with the SEC on July 3, 2014).

4.1	Piggyback Registration Rights Agreement, dated March 10, 2014, between Douglas P. Baker and the Company (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on March 11, 2014).

4.2	Registration Rights Agreement, dated October 16, 2018, by and between PEN Inc., and PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.3	Form of Warrant issued to PEN Comeback, LLC (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10Q filed with the SEC on May 29, 2019).

4.4+	Option dated April 4, 2019 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.5	Registration Rights Agreement, dated September 6, 2019, by and between PEN Inc., and PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.6	Form of Warrant issued to PEN Comeback 2, LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on November 13, 2019).

4.7	Form of Warrant issued to Magic Growth LLC and Magic Growth 2 LLC (incorporated herein by reference to Exhibit 4.7 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.8+	Option dated March 2, 2020 issued to Tom J. Berman (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.9	Option dated March 2, 2020 issued to Ronald J. Berman (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 10K filed with the SEC on May 28,2021).

4.10	Form of Warrant issued to Magic Growth 3 LLC (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 10K filed with the SEC on March 30, 2022).

4.11	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10K filed with the SEC on March 30, 2022).

4.12	Form of amendment to extend term of Warrant(s) (incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10K filed with the SEC on April 11, 2023).

4.13	Form of Amendment to Option(s) to permit personal representative to exercise vested options (incorporated herein by reference to Exhibit 4.13 of the Company’s Form 10K filed with the SEC on April 11, 2023).

4.14	Form of Secured, Convertible Promissory Note (incorporated herein by reference to Exhibit 4.14 of the Company’s Form 10K filed with the SEC on April 11, 2023).

10.1+	PEN Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 of the Company’s form 10-K filed with the Commission on March 30, 2016).

10.2+	Nano Magic Holdings Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10K filed with the SEC on May 28, 2021).

10.3+	Employment Agreement, dated April 3, 2019, between PEN Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.14 of the Company’s form 10-K filed with the Commission on, 2020).

10.4	U.S Small Business Administration Note, dated May 8, 2020, from Nano Magic LLC to Fifth Third Bank (incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.5	Exhibit B executed March 2, 2020 to Employment Agreement dated April 3, 2019, between Nano Magic Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10K filed with the SEC on May 28,2021).

10.6+

Exhibit B effective January 1, 2024 to Employment Agreement dated April 3, 2019, between Nano Magic Inc. and Tom Berman (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8K filed with the SEC on February 7, 2024)

10.7	Form of Indemnification and Advancement Agreement between individual directors and Nano Magic Holdings Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10Q filed with the SEC on October 28,2021).

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nano Magic Inc.
(Registrant)

By:	/s/ Tom J. Berman
Tom J. Berman, President & CEO

Date:	April 3, 2024

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

Signature	Title	Date

/s/ Tom J. Berman	Director, President & CEO	April 3, 2024
Tom J. Berman	(principal executive officer)

/s/ Leandro Vera	Chief Financial Officer	April 3, 2024
Leandro Vera	(principal financial and accounting officer)

/s/ Ronald J. Berman	Director	April 3, 2024
Ronald J. Berman

/s/ Miles Gatland	Director	April 3, 2024
Miles Gatland

/s/ Raymond Gunn	Director	April 3, 2024
Raymond Gunn

/s/ Jeanne Rickert	Director	April 3, 2024
Jeanne M. Rickert

/s/ Scott E. Rickert	Director	April 3, 2024
Scott E. Rickert

