Form 10-Q
period 2024-03-31
Nano Magic Inc.
filed 2024-05-21
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 21, 2024, the registrant had 13,565,342 shares of common stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC.

STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

NET REVENUES	$580,112	$697,029

COST OF SALES	511,369	622,279

GROSS PROFIT	68,743	74,750

OPERATING EXPENSES:
Selling and marketing expenses	82,726	59,424
Salaries, wages and related benefits	202,549	278,576
Stock compensation expense	8,500	30,144
Research and development	20,295	5,904
Professional fees	218,119	189,459
General and administrative expenses	271,428	189,006

Total Operating Expense	803,617	752,513

LOSS FROM OPERATIONS	(734,874)	(677,763)

OTHER (EXPENSE) INCOME
Income from investment in subsidiary	10,123	32,156
Loss from sale of note receivable	(15,000)	-
Interest expense	(12,437)	(14,368)
Interest income	5,981	6,938
Total Other (Expense) Income	(11,333)	24,726

NET LOSS	$(746,207)	$(653,037)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,439,713	10,738,962
Diluted	13,439,713	10,738,962

See accompanying notes to financial statements.

NANO MAGIC INC.

BALANCE SHEETS

(unaudited)

	March 31	December 31
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$189,133	$527,462
Accounts receivable, net of allowance for credit losses of $189,734 and $150,300 at March 31, 2024 and December 31, 2023, respectively	142,949	209,057
Inventory, net	779,991	849,764
Prepaid expenses	49,583	63,538
Current portion of related party note receivable	33,000	50,000
Total Current Assets	1,194,656	1,699,821
Operating lease right-of-use assets, net	795,634	845,563
Property, plant and equipment, net	409,572	424,103
Related party note receivable, non-current	193,782	291,782
Non-marketable equity investment in subsidiary	263,959	253,835
Total Assets	$2,857,603	$3,515,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$553,705	$593,338
Accounts payable - related parties	90,550	55,520
Accrued expenses and other current liabilities	318,945	245,398
Current portion of notes payable	347,494	121,610
Current portion of notes payable from related party	25,000	-
Current portion of finance leases	18,368	24,194
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	167,095	161,905
Total Current Liabilities	1,564,044	1,244,852
Notes Payable, net of current portion	150,000	375,000
Notes Payable - related parties, net of current portion	-	25,000
Operating lease liabilities, net of current portion	516,528	560,514
Total Liabilities	2,230,572	2,205,366

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 13,498,676 and 13,425,342 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,349	1,342
Additional paid-in capital	16,374,361	16,310,868
Accumulated deficit	(15,748,679)	(15,002,472)
Total Stockholders’ Equity	627,031	1,309,738
Total Liabilities and Stockholders’ Equity	$2,857,603	$3,515,104

See accompanying notes to financial statements.

NANO MAGIC INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	$1,617,462

Common stock issued for cash, net of issuance costs	74,806	7	93,500	-	93,507

Stock-based compensation	-	-	30,144	-	30,144

Stock issued for services	52,800	5	65,955	-	65,960

Warrants and options on private placement	-	-	1,492	-	1,492

Net loss	-	-	-	(653,037)	(653,037)

Balance, March 31, 2023	10,850,037	$1,084	$13,954,234	$(12,799,790)	$1,155,528

Balance, December 31, 2023	13,425,342	$1,342	$16,310,868	$(15,002,472)	$1,309,738

Common stock issued for cash, net of issuance costs	73,334	7	54,993	-	55,000

Restricted stock issued for services	-	-	5,691	-	5,691

Stock-based compensation	-	-	2,809	-	2,809

Net loss	-	-	-	(746,207)	(746,207)

Balance, March 31, 2024	13,498,676	$1,349	$16,374,361	$(15,748,679)	$627,031

See accompanying notes to financial statements.

NANO MAGIC INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,207)	$(653,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	57,055	4,717
Depreciation and amortization expense	26,877	28,301
Bad debt expense	49,854	5,645
Restricted stock issued for services	5,691	-
Stock-based compensation	2,809	96,144
Income from investment in subsidiary	(10,123)	(32,156)
Change in operating assets and liabilities:
Accounts receivable	16,254	(6,475)
Inventory	12,718	59,576
Prepaid expenses and contract assets	13,955	44,987
Accounts payable	(24,636)	15,870
Accounts payable - related party	35,030	47,998
Operating lease liabilities	11,133	12,961
Accrued expenses	73,547	72,445
Total adjustments	270,164	350,013

NET CASH USED BY OPERATING ACTIVITIES	(476,043)	(303,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	100,000	20,000
Purchases of property and equipment	(12,344)	(2,829)

NET CASH PROVIDED BY INVESTING ACTIVITIES	87,656	17,171

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	55,000	95,000
Repayment of bank loans	-	(1,628)
Repayment of finance leases	(4,942)	(10,956)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,058	82,416

NET DECREASE IN CASH	(338,329)	(203,437)

CASH, beginning of period	527,462	259,223

CASH, end of period	$189,133	$55,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,437	$1,469

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND INVESTING ACTIVITIES
Reduction of note receivable from subsidiary for non-cash services	$984	$21,348
Reduction of rent payable through issuance of stock	$-	$32,948

See accompanying notes to financial statements.

NANO MAGIC INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. The balance sheet at December 31, 2023 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 3, 2024.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited financial statements, the Company had losses from operations and net cash used by operations of $734,874 and $476,043 for the three months ended March 31, 2024, respectively, and negative working capital of $369,388. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – INVENTORY

At March 31, 2024 and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$669,416	$648,537
Work-in-progress	228,243	235,811
Finished goods	270,892	296,921
	1,168,551	1,181,269
Less: reserve for obsolescence	(388,560)	(331,505)
Inventory, net	$779,991	$849,764

NOTE 3 – INVESTMENT IN SUBSIDIARY

The Company holds a note receivable from its subsidiary ANI. On March 15, 2024 we sold $115,000 of the ANI note for cash proceeds of $100,000, reducing the balance owed to the Company. The loss of $15,000 was recorded in Other Expense. As a result, at March 31, 2024, the note receivable had a balance of $226,782 as compared to $341,782 at December 31, 2023. $33,000 was included in current assets at March 31, 2024 with $50,000 included in current assets at December 31, 2023.

The Company accounts for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. Periodic income will be treated as an increase in the investment account. At March 31, 2024 and December 31, 2023, the non-marketable investment in subsidiary was $263,959 and $253,835, included in non-current assets. For the three-month periods ended March 31, 2024 and March 31, 2023, the Company recorded income from the investment in subsidiary of $10,123 and $32,156, respectively.

NOTE 4 – NOTES PAYABLE AND FINANCE LEASES

Notes Payable

On January 7, 2022, the Company sold to one investor a $100,000 convertible note due March 31, 2025. On January 26, 2022, and January 31, 2022, the Company sold two $50,000 convertible notes to two different investors. The $50,000 notes are due March 31, 2025 and March 31, 2026. All three notes were issued at face value, and bear interest at 8% per annum, payable semi-annually in cash. The notes are convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share.

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

On October 26, 2022, the Company sold to an investor a $25,000 convertible promissory note due October 31, 2023. Issued at face value, the note bears interest at 8% per annum, payable semi-annually in cash. The note is convertible at any time at the option of the holder into shares of common stock at a conversion price of $1.75 per share. On October 18, 2023, the Company and the holder extended the maturity date of the note to October 31, 2024.

On December 18, 2022, the Company issued a convertible promissory note for $50,000 that is secured by certain payroll tax credits the Company is entitled to receive under the Employee Retention Tax Credit program. The note bears interest at 8% per annum, payable at maturity on June 18, 2024. The note can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share at which point accrued interest will be paid in cash.

On June 14, 2023, the Company issued a convertible, secured note and warrants to purchase 10,000 shares of the Company’s common stock for $50,000 with the same terms as the one issued on December 18, 2022. The warrants were recorded as a debt discount on the date of issuance for a total value of $5,333. The balance at March 31, 2024 and December 31, 2023 of the debt discount was $2,506 and $3,390, respectively.

On July 24, 2023, the Company issued at face value a convertible note in the original principal amount of $50,000. The note is due on July 24, 2025, bears interest at 8% per annum and is convertible at $1.25 per share.

On November 2, 2023, the Company issued at face value a convertible note in the original principal amount of $50,000. The note is due on November 2, 2025, bears interest at 8% per annum and is convertible at $1.25 per share.

At March 31, 2024 and at December 31, 2023, we had outstanding convertible notes aggregating $525,000 in principal amount. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

Finance Leases

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of December 31, 2023 the balance on the lease was $24,194, and as of March 31, 2024, the balance on the lease was $18,368, all of which was included in current liabilities.

NOTE 5 – OPERATING LEASE

Effective May 31, 2020, we entered into a lease with a related party for a 29,220 square foot building in Madison Heights, Michigan. The occupancy and rent commencement date was October 1, 2020. The lease has an initial term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. The renewal term is not included in the calculation of the operating lease liability. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we had the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. This right has now expired as we did not exercise the option. See Note 7, Stockholders’ Equity, for a description of warrants issued to the owners of Magic Research LLC in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in right-of-use assets on the accompanying balance sheet. See Note 6, Related Party Transactions, for information about roles in management and economic participation by our CEO and several other directors in the landlord.

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept $66,000 worth of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. During that period, we paid cash of $8,056 per month, effectively a cash rent reduction of $10,983 per month. In May 2023, we reached a further agreement with the landlord under which we pay cash each month to cover the cost of the mortgage and the lease for the lighting fixtures, but that will allow us to pay the balance of the rent by issuing shares of our stock valued at $0.75 per share. We have the option to continue to use stock to pay a portion of the rent through 2024.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. The ROU Asset was $795,634 at March 31, 2024 and $845,563 at December 31, 2023. The operating lease liability was $683,623 at March 31, 2024 and $722,419 at December 31, 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

For the three-month period ended March 31, 2024 and the three-months ended March 31, 2023, we accrued $6,000 in fees for each of the directors, totaling $36,000 for the period ended March 31, 2024 and $42,000 for the same period in 2023. For the period ended March 31, 2024 we paid $24,000 in consulting fees to director Ronald J. Berman. For the three-month period ended March 31, 2023, we accrued consulting and legal fees to him of $30,000. At March 31, 2024, the Company owed $8,000 in related parties accounts payable to this director. During the three-month period ended March 31, 2024, we paid director and our President and CEO, Tom Berman, salary in the amount of $56,250. For the three-month period ended March 31, 2023, we paid him $30,000 in salary, and we accrued additional salary of $30,000 for the period which was subsequently paid by the issuance of 30,000 options with an exercise price of $0.65. At March 31 2024 the Company had $8,759 in payroll expenses payable to Mr. Berman included in related party accounts payable, which was paid in April of 2024. Additionally, $5,000 was payable to the Company’s CFO at March 31, 2024, also included in related parties accounts payable and paid in April of 2024.

At March 31, 2024 and at December 31, 2023, aggregate advances from Scott & Jeanne Rickert were $42,887, which is included in advances from related parties on the balance sheet. On both those dates, accrued payroll for the Rickerts was an aggregate of $16,000, which is included in related parties accounts payable on the balance sheet.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and warrants from us in 2018, 2019, 2020, 2021 and 2022.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. See Note 6, Stockholder’s Equity regarding the issuance of stock in partial satisfaction of unpaid rent. Rent in the amount of $52,791 and $30,141 was accrued and unpaid at March 31, 2024 and December 31, 2023, respectively, which is included in related parties accounts payable on the balance sheet.

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

Issuances of Common Stock

Common Stock Issued for Services

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept 52,800 shares of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. Those shares were issued in March 2023. The landlord is a Related Party.

Sales of Common Stock

During the quarter ended March 31, 2023, the Company sold 74,806 shares of common stock for proceeds of $93,507 and 74,626 warrants for proceeds of $1,492. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $2.25.

During the quarter ended March 31, 2024, the Company sold 73,334 shares of common stock for proceeds of $55,000.

Stock Options

No options were granted or exercised during the period ended March 31, 2024. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	2,270,483	$0.67	2.72	$76,725
Exercised	-	-
Forfeited or expired	(55,297)	$0.65	-	-
Granted	-	-	-	-
Balance Outstanding, March 31, 2024	2,215,186	$0.67	2.54	$19,332

Exercisable March 31, 2024	2,199,122	$0.67	2.54	$19,332

	March 31, 2024	December 31, 2023
Stock options	2,215,186	2,270,483
Stock warrants	7,525,265	7,525,265
Total	9,740,451	9,795,748

Warrants

As of March 31, 2024, there were outstanding and exercisable warrants to purchase 7,525,265 shares of common stock. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 37.7 months. As of March 31, 2024 and December 31, 2023, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

No options were granted in the three-month period ending on March 31, 2024 or the three-month period ending on March 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of March 31, 2024, we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of March 31, 2024, the Company has not accrued any amount for litigation contingencies.

NOTE 9 – SUBSEQUENT EVENTS

On April 17, 2024, the Company sold 33,333 shares of common stock for proceeds of $25,000. On April 24, 2024, the Company sold 33,333 shares of common stock to another investor for proceeds of $25,000.

On April 25, 2024, the Company sold another portion of the note receivable from ANI, reducing the balance owed to the Company by another $56,444.30 in exchange for aggregate proceeds of $50,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited financial statements.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2024 and 2023.

Comparison of Results of Operations for the three months ended March 31, 2024 and 2023

Revenues:

For the three months ended March 31, 2024 and 2023, revenues from operations were $580,112 and $697,029, respectively. For the three months ended March 31, 2024, revenue decreased by $116,917 or 17% as compared to the three months ended March 31, 2023. The decrease for the three-month period was due primarily to delays in programs and product roll-outs with customers.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and overhead and shipping and handling costs incurred. For the three months ended March 31, 2024 and 2023, cost of sales was $511,369 and $622,279, respectively. For the three months ended March 31, 2024, cost of sales decreased by $110,910 or 18% as compared to the three months ended March 31, 2023. The decrease for the period was due primarily to lower sales volume.

Gross profit and gross margin

For the three months ended March 31, 2024, gross profit was $68,473 as compared to $74,750 for the prior year, a change of $6,007 or 8%. For the three months ended March 31, 2024, gross margin was 11.8% as compared to 10.7% in the prior year. The improvement in gross margin is largely due to changes in customer and product mix.

Operating expenses

For the three months ended March 31, 2024, operating expenses increased by $51,104 or 7% compared to the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended March 31,
	2024	2023
Selling and marketing expenses	$82,726	$59,424
Salaries, wages and related benefits	202,549	278,576
Stock compensation expense	8,500	30,144
Research and development	20,295	5,904
Professional fees	218,119	189,459
General and administrative expenses	271,428	189,006
Total	$803,617	$752,513

●	For the three months ended March 31, 2024, selling and marketing expenses increased by $23,302 or 39% as compared to the three months ended March 31, 2023, due to additional trade show expenses in 2024.

●	For the three months ended March 31, 2024, salaries, wages and related benefits decreased by $76,027 or 27%, as compared to the three months ended March 31, 2023. These decreases were due to a general reduction in workforce as part of the company’s continuing effort to manage costs and to reach profitability.

4

●	For the three months ended March 31, 2024, stock compensation expense decreased by $21,644 or 72%, as compared to the three months ended March 31, 2023. The decrease was due, primarily, to vesting of certain outstanding options that was completed in 2023.

●	For the three months ended March 31, 2024, research and development costs increased by $14,391 or 244%, as compared to the three months ended March 31, 2023. The increase was due primarily to increased consultant expense.

●	For the three months ended March 31, 2024, professional fees increased by $28,660 or 15%, as compared to the three months ended March 31, 2023. This change reflects primarily consulting cost increases associated with outsourcing after workforce reductions.

●	For the three months ended March 31, 2024, general and administrative expenses increased by $82,422 or 44% as compared to the three months ended March 31, 2023. Costs increases were primarily due to increases in bad debt reserve due to aging of accounts receivable, increased travel expense for conferences and increased software expense.

Loss from operations

As a result of the factors described above, for the three months ended March 31, 2024, loss from operations amounted to $734,874 as compared to a loss of $677,763 for the three months ended March 31, 2023, a change of $57,111 or 8%.

Income from investment in subsidiary

As a result of the sale of a 70% interest in ANI on May 31, 2022, we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three months ended March 31, 2024, that was income of $10,123 as compared to income of $32,156 in the three months ended March 31, 2023.

Interest expense

For the three months ended March 31, 2024, interest expense was $12,437 as compared to $14,368 in the prior year. The decrease was due to maturing of financing leases in 2023.

Interest income

For the three months ended March 31, 2024, interest income was $5,981 as compared to $6,938 for the three months ended March 31, 2023. The decrease was due to a sale of a portion of the note from ANI.

Loss on sale of note receivable

For the three months ended March 31, 2024, a loss on the sale of the note receivable from ANI was $15,000.

Net loss

As a result of the foregoing, we reported a net loss of $746,207 for the three-month period ended March 31, 2024 and a loss of $653,037 for the three-month period in the prior year, a change of $93,170 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $(369,388) and $189,133 of unrestricted cash as of March 31, 2024 and working capital of $454,969, including $527,462 of cash as of December 31, 2023.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to March 31, 2024:

			December 31, 2023 to March 31, 2024
	March 31, 2024	December 31, 2023	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,194,656	$1,699,821	$(505,165)	(29.72)%
Total current liabilities	1,564,044	1,244,852	319,192	25.64%
Working capital:	$(369,388)	$454,969	$(824,357)	(181.19)%

5

The decrease in current assets is primarily attributable to a decrease in cash, as well as decreases in inventory, accounts receivable and a smaller current portion on the note receivable from ANI. Additionally, the increase in reserves for inventory and accounts receivable also contributed to the decrease in current assets.

Net cash used by operating activities was $(476,043) for the three months ended March 31, 2024 as compared to net cash used by operating activities of $(303,024) for the three months ended March 31, 2023, a net change of $(173,019) or 57%. Net cash used by operating activities for the three months ended March 31, 2024 primarily resulted from net loss from operations of $(746,207) adjusted for add-backs of $132,163 and changes in operating assets and liabilities of $138,001.

Net cash provided by investing activities was $87,656 for the three months ended March 31, 2024, as compared to $17,171 for the same period in 2023, primarily due to proceeds from the note receivable in March of 2024.

Net cash provided by financing activities was $50,058 for the three months ended March 31, 2024 reflecting $55,000 in proceeds from sales of common stock, as compared to net cash provided by financing activities of $82,416 for the same period in 2023, reflecting $95,000 in proceeds from sales of common stock and warrants.

Future Liquidity and Capital Needs.

The factors above raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal future uses of cash are for working capital requirements, including working capital to pay down accounts payable, and support increased product sales, and sales and marketing expenses. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

See note 4 to our unaudited financial statements regarding our equipment loan and financing leases.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our unaudited financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

6

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 17, 2024, the Company sold 33,333 shares of common stock for proceeds of $25,000. On April 24, 2024, the Company sold 33,333 shares of common stock to another investor for proceeds of $25,000.

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

7

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Magic Inc.
(Registrant)

Date: May 21, 2024	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: May 21, 2024	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

8