Form 10-Q
period 2024-06-30
Nano Magic Inc.
filed 2024-08-19
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, the registrant had 14,008,675 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET REVENUES	$616,623	$709,293	$1,196,735	$1,406,322

COST OF SALES	662,583	507,155	1,173,952	1,129,434

GROSS PROFIT	(45,960)	202,138	22,783	276,888

OTHER OPERATING INCOME	-	11,420	-	11,420

OPERATING EXPENSES:
Selling and marketing expenses	49,076	54,018	131,802	113,442
Salaries, wages and related benefits	230,916	189,986	433,465	468,562
Stock compensation expense	7,835	260,249	16,335	290,393
Research and development	21,623	6,371	41,918	12,275
Professional fees	176,331	112,762	394,450	302,221
General and administrative expenses	256,291	258,508	527,719	447,514

Total Operating Expense	742,072	881,894	1,545,689	1,634,407

LOSS FROM OPERATIONS	(788,032)	(668,336)	(1,522,906)	(1,346,099)

OTHER (EXPENSE) INCOME
Income from investment in subsidiary	-	8,782	10,123	40,938
Loss from sale of note receivable	(26,782)	-	(41,782)	-
Interest expense	(13,028)	(7,575)	(25,465)	(21,943)
Interest and other income	3,177	16,264	9,158	23,202
Total Other (Expense) Income	(36,633)	17,471	(47,966)	42,197

NET LOSS	(824,665)	(650,865)	(1,570,872)	(1,303,902)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.06)	$(0.12)	$(0.12)
Diluted	$(0.06)	$(0.06)	$(0.12)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,565,122	10,963,268	13,502,764	10,907,579
Diluted	13,565,122	10,963,268	13,502,764	10,907,579

See accompanying notes to financial statements.

NANO MAGIC INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30	December 31
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$71,869	$527,462
Accounts receivable, net of allowance for credit losses of $248,919 and $150,300 at June 30, 2024 and December 31, 2023, respectively	100,425	209,057
Inventory, net	751,158	849,764
Prepaid expenses	17,957	63,538
Current portion of note receivable	-	50,000
Total Current Assets	941,409	1,699,821
Operating lease right-of-use assets	727,814	845,563
Property, plant and equipment, net	385,844	424,103
Note receivable, non-current	-	291,782
Non-marketable equity investment in subsidiary	263,959	253,835
Total Assets	$2,319,026	$3,515,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$634,663	$593,338
Accounts payable - related parties	117,627	55,520
Accrued expenses and other current liabilities	339,728	245,398
Current portion of notes payable	400,000	121,610
Current portion of notes payable from related party	25,000	-
Current portion of finance leases	12,396	24,194
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	174,181	161,905
Total Current Liabilities	1,746,482	1,244,852
Notes Payable, net of current portion	148,378	375,000
Notes Payable - related parties, net of current portion	-	25,000
Operating lease liabilities, net of current portion	456,465	560,514
Total Liabilities	2,351,325	2,205,366

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 13,708,676 and 13,425,342 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,371	1,342
Additional paid-in capital	16,539,674	16,310,868
Accumulated deficit	(16,573,344)	(15,002,472)
Total Stockholders’ (Deficit) Equity	(32,299)	1,309,738
Total Liabilities and Stockholders’ Equity	$2,319,026	$3,515,104

See accompanying notes to financial statements.

NANO MAGIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

					Total
	Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2024	13,498,676	$1,349	$16,374,361	$(15,748,679)	627,031

Common stock issued for cash, net of issuance costs	210,000	22	157,478	-	157,500

Restricted stock issued for services	-	-	5,691	-	5,691

Stock-based compensation	-	-	2,144	-	2,144

Net loss	-	-	-	(824,665)	(824,665)

Balance, June 30, 2024	13,708,676	1,371	16,539,674	(16,573,344)	(32,299)

Balance, March 31, 2023	10,850,037	$1,084	$13,954,274	$(12,799,790)	1,155,568

Common stock issued for cash, net of issuance costs	253,994	25	346,039	-	346,064

Stock-based compensation	-	-	255,539	-	255,539

Stock issued for services	76,922	8	4,702	-	4,710

Warrants and options on private placement	-	-	9,269	-	9,269

Net loss	-	-	-	(650,865)	(650,865)

Balance, June 30, 2023	11,180,953	1,117	14,569,823	(13,450,655)	1,120,285

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

					Total
	Class A Common Stock		Additional Paid-in	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	13,425,342	$1,342	$16,310,868	$(15,002,472)	1,309,738

Common stock issued for cash, net of issuance costs	283,334	29	212,471	-	212,500

Restricted stock issued for services	-	-	11,382	-	11,382

Stock-based compensation	-	-	4,953	-	4,953

Net loss	-	-	-	(1,570,872)	(1,570,872)

Balance, June 30, 2024	13,708,676	1,371	16,539,674	(16,573,344)	(32,299)

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	1,617,462

Common stock issued for cash, net of issuance costs	328,800	32	439,539	-	439,571

Stock-based compensation	-	-	285,683	-	285,683

Stock issued for services	52,800	5	65,995	-	66,000

Restricted stock issued for services	76,922	8	4,702	-	4,710

Warrants and options on private placement	-	-	10,761	-	10,761

Net loss	-	-	-	(1,303,902)	(1,303,902)

Balance, June 30, 2023	11,180,953	1,117	14,569,823	(13,450,655)	1,120,285

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,570,872)	$(1,303,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	80,279	(3,680)
Depreciation and amortization expense	53,817	56,265
Bad debt expense	98,619	47,997
Stock issued for services	11,382	70,710
Stock-based compensation	4,953	285,683
Income from investment in subsidiary	(10,123)	(40,938)
Change in operating assets and liabilities:
Accounts receivable	10,014	(53,181)
Inventory	18,327	74,190
Prepaid expenses and contract assets	45,581	109,794
Accounts payable	83,104	(47,650)
Accounts payable - related party	62,107	13,498
Operating lease liabilities	25,977	14,190
Accrued expenses	94,330	51,629
Total adjustments	578,367	578,507
		-
NET CASH USED BY OPERATING ACTIVITIES	(992,505)	(725,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	300,000	20,000
Purchases of property and equipment	(15,558)	(2,829)

NET CASH PROVIDED BY INVESTING ACTIVITIES	284,442	17,171

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	212,500	445,000
Proceeds from issuance of convertible debt and warrants	50,000	50,000
Repayment of bank loans	-	(1,630)
Repayment of finance leases	(10,030)	(24,556)

NET CASH PROVIDED BY FINANCING ACTIVITIES	252,470	468,814

NET DECREASE IN CASH	(455,593)	(239,410)

CASH, beginning of period	527,462	259,223

CASH, end of period	$71,869	$19,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,012	$21,943

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nano Magic Inc. (“we”, “us”, “our”, “Nano Magic” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. The balance sheet at December 31, 2023 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 3, 2024.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited financial statements, the Company had losses from operations and net cash used by operations of $1,522,906 and $992,505 for the six months ended June 30, 2024 and a loss from operations of $1,346,099 and net cash used by operations of $725,395 for the six months ended June 30, 2023. Moreover, at June 30, 2024, the Company had a working capital deficit of $(805,072) as compared to positive working capital of $454,969 at December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period. These reclassifications had no effect on the previously reported net loss.

NOTE 2 – INVENTORY

At June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$677,239	$648,537
Work-in-progress	219,856	235,811
Finished goods	265,847	296,921
	1,162,942	1,181,269
Less: reserve for obsolescence	(411,784)	(331,505)
Inventory, net	$751,158	$849,764

NOTE 3 – INVESTMENT IN SUBSIDIARY

For the three- and six-month periods ended June 30, 2024, we sold portions of the note receivable from ANI to various parties for total cash proceeds of $100,000 and $300,000, respectively, incurring a loss on the sale of the note of $15,000 and $41,782, respectively. The losses were recorded in Other Expense in the statement of operations. As a result, at June 30, 2024, the note receivable had a balance of $0 as compared to $341,782 at December 31, 2023; $0 was included in current assets at June 30, 2024 with $50,000 included in current assets at December 31, 2023.

The Company is accounting for its 30% ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s 30% share will be treated as a reduction of the investment account. Periodic income will be treated as an increase in the investment account. At June 30, 2024 and December 31, 2023, the non-marketable investment in subsidiary was $263,959 and $253,835, included in non-current assets. For the three- and six-month periods ended June 30, 2024, the Company recorded income from the investment in the subsidiary of $0 and $10,123 respectively. For the three and six-month periods ended June 30, 2023, the Company recorded income of $8,782 and $40,938, respectively. See Note 9, Subsequent Events, describing the sale of a part of our interest in ANI.

NOTE 4 – NOTES PAYABLE AND FINANCE LEASE

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

On December 18, 2022, the Company issued a convertible promissory note for $50,000 that is secured by certain payroll tax credits the Company is entitled to receive under the Employee Retention Tax Credit program. The note was issued at face value and bears interest at 8% per annum, payable at maturity on June 18, 2024. The note can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share at which point accrued interest will be paid in cash. At June 30, 2024, the note remains unpaid.

On June 14, 2023, the Company issued a convertible, secured note and warrants to purchase 10,000 shares of the Company’s common stock for $50,000 with the same terms as the one issued on December 18, 2022. The warrants were recorded as a debt discount on the date of issuances for a total value of $5,333. The balance at June 30, 2024 and December 31, 2023 of the debt discount was $1,622 and $3,390, respectively.

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

On June 10, 2024, the Company issued a $50,000 promissory note to an investor. The note bears interest at 1% per month and all principal and interest is payable 120 days from the date of issuance. The note is secured by two purchase orders from a large customer.

At June 30, 2024 and at December 31, 2023, we had outstanding convertible notes aggregating $575,000 and $525,000 in principal amount. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

Finance Lease

In December 2020, the company entered into a finance lease for production equipment. We financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. At June 30, 2024 and December 31, 2024, the balances on the finance lease were $12,396 and $24,194, respectively. These balances are included in current liabilities on the balance sheet.

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

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. The ROU Asset was $727,814 at June 30, 2024 and $845,563 at December 31, 2023. The operating lease liability was $630,646 at June 30, 2024 and $722,419 at December 31, 2023.

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2024 and at December 31, 2023, accounts payable – related parties totaled $117,627 and $55,520, respectively, and advances from related parties totaled $42,887 on both dates. These balances are presented separately in current liabilities on the accompanying balance sheets. These balances consist of amounts owed to directors and officers as well as to the landlord controlled by two of the Company’s directors.

See Note 9, Subsequent Events, regarding options granted to, among others, officers and certain directors.

Mr. Ron Berman and Mr. Tom Berman are the managers of the limited liability company that is the manager of PEN Comeback, LLC, PEN Comeback 2, LLC, Magic Growth, LLP, Magic Growth 2 LLC and Magic Growth 3 LLC. These five limited liability companies purchased shares of common stock and derivative securities from us in 2018, 2019, 2020, 2021 and 2022.

In addition, Mr. Tom Berman and Mr. Ron Berman are two of three individuals who share voting power of the sole manager of the limited liability company that is our landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. See Note 7, Stockholder’s Equity regarding the issuance of stock in partial satisfaction of unpaid rent. At June 30, 2024 and at December 31, 2023, rents accrued and unpaid totaled $93,627 and $30,141, respectively, which are included in related parties accounts payable on the balance sheet.

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

Sales of Common Stock and Derivative Equity Securities

During the quarter ended June 30, 2024, the Company sold 210,000 shares of common stock for proceeds of $157,500. During the six-months ended June 30, 2024, the Company sold 283,334 shares of common stock for proceeds of $212,500.

During the quarter ended June 30, 2023, the Company sold 253,994 shares of common stock for proceeds of $346,064 and warrants to purchase up to 196,813 shares of common stock for proceeds of $4,136. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75. During the six-months ended June 30, 2023, the Company sold 328,800 shares of common stock for proceeds of $439,571 and warrants to purchase up to 271,439 shares of common stock for proceeds of $5,428. The warrants are exercisable at any time during the four years after date of issue at a warrant exercise price of $1.75. Also, during the three-months ended June 30, 2023, the Company sold 10,000 warrants in connection with the issuance of a convertible note payable of $50,000 as disclosed in Note 5. In accordance with ASC 470, 11% of the value of the total convertible note payable was allocated to the warrants.

Stock Options

Stock options to purchase common stock outstanding at June 30, 2024 include those described below. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	2,270,483	$0.67	2.72	$76,725
Exercised	-	-	-	-
Issued	-	-	-	-
Expired & forfeited	(55,297)	$0.65	-	-
Outstanding June 30, 2024	2,215,186	$0.67	3.41	$348,088

Exercisable June 30, 2024	2,201,545	$0.67	3.41	$346,276

	June 30, 2024	December 31, 2023
Stock options	2,215,186	2,270,483
Stock warrants	7,525,265	7,525,265
Convertible debt (on an as-converted basis)	362,738	349,824
Total	10,103,189	10,145,572

Warrants

As of June 30, 2024, there were outstanding and exercisable warrants to purchase 7,525,265 shares of common stock. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 34.7 months. As of June 30, 2024 and December 31, 2023, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

See Note 9, Subsequent Events, regarding additional options granted under the 2021 Equity Plan.

Other Options

On April 12, 2023, the Company issued an additional 30,000 options to Tom J. Berman, our President. On May 30, 2023, the Board granted 384,228 options to officers and to a consultant who is also a director.

See Note 9, Subsequent Events, regarding options granted to officers and certain directors.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of June 30, 2024 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of June 30, 2024 and December 31, 2023, the Company has not accrued any amount for litigation contingencies.

NOTE 9 – SUBSEQUENT EVENTS

On July 18, 2024, the Company sold an aggregate of 166,666 shares of common stock for proceeds of $125,000 to two different investors.

On July 29,2024, the Board authorized the sale of a portion of the Company’s interest in Applied Nanotech, Inc. The sale was consummated on the same day; the Company received $100,000 in cash and its interest in Applied Nanotech was reduced from 30% to 25%.

On July 29, 2024, The Company granted 411,268 options to employees, contractors and consultants under the 2021 Equity Plan and increased amounts available for grant by that number. All options entitle the holder to purchase shares at a strike price of $0.31 and expire five years from date of grant.

On July 29, 2024, the Company also granted options to our President & CEO, Tom Berman: 250,000 vesting on date of grant, 250,000 vesting on December 31,2024, and 1,000,000 that will vest if he earns a Profit Bonus under his contract and the Board elects to pay some or all of that bonus with options. On that same day, the Board granted 60,000 options to our Chief Financial Officer, Leandro Vera, 60,000 options to director Ronald Berman, 30,000 options to director Scott Rickert and 30,000 options to director and Secretary Jeanne Rickert. These options were 50% vested on date of grant and will vest ratably over the remainder of 2024. Options to officers and directors were not issued under the Plan, but these options also entitle the holder to purchase shares at a strike price of $0.31 and expire five years from date of grant.

On August 5, 2024, the Company sold 133,333 shares for proceeds of $100,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited condensed financial statements.

OVERVIEW

Nano Magic develops, commercializes and markets nanotechnology powered consumer and industrial cleaners and coatings to clean, protect, and enhance products for peak performance. Consumer products include lens and screen cleaners and coatings, anti-fog solutions, and household and automobile cleaners and protective coatings sold direct-to-consumer and in big box retail. Nano Magic also sells branded and private label cleaners and coatings into the optical, safety, and industrial channels. Our focus is to expand our direct-to-consumer sales through e-commerce and to grow sales to big box retailers. We continue to sell our consumer products directly to opticians and ophthalmologists and small optical retailers.. Visit www.nanomagic.com for more information.

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2024 and 2023.

Comparison of Results of Operations for the Three and Six Months ended June 30, 2024 and 2023

Revenues:

For the three and six months ended June 30, 2024 and 2023, revenues from operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$616,623	$709,293	$1,196,735	$1,406,322

For the three months ended June 30, 2024, revenues from operations decreased by $92,670 or 13% as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024 revenues decreased by $209,587 or 15%, as compared to the six months ended June 30, 2023. The decreases were due to a slowdown in purchasing from key customers and changes in product mix.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, periodic changes in the inventory reserve, and allocated overheads and shipping and handling costs incurred.

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Cost of sales:	$662,583	$507,155	$1,173,952	$1,129,434

For the three months ended June 30, 2024, cost of revenues increased by $155,428 or 31% as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, cost of revenues increased by $44,518 or 4% as compared to the six months ended June 30, 2023. Cost of sales increased as sales revenue decreased due to a significant increase in the reserve for slow-moving and excess inventory in 2024 as compared to 2023. Management is currently focusing efforts on reducing this inventory by way of new programs and incentives with customers.

Gross profit

For the three months ended June 30, 2024, gross profit was $(45,960) as compared to gross profit of $202,138 for the prior year, a decrease of $248,098 or 123%. For the six months ended June 30, 2024, gross profit was $22,783 as compared to $276,888 for the prior year, a decrease of $254,105 or 92%. For the three- and six-month periods the decreases were due to lower sales volumes and higher inventory reserves year over year.

Operating expenses

For the three months ended June 30, 2024, operating expenses decreased by $139,822 or 16% compared to the three months ended June 30, 2023. For the six-month period ended June 20, 2024, operating expenses decreased by $88,718 or 5% as compared to the six months ended June 30, 2023. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling and marketing expenses	$49,076	$54,018	$131,802	$113,442
Salaries, wages and related benefits	230,916	189,896	433,465	468,562
Stock compensation expense	7,835	260,249	16,335	290,393
Research and development	21,623	6,371	41,918	12,275
Professional fees	176,331	112,762	394,450	302,221
General and administrative expenses	256,291	258,508	527,719	447,514
Total	$742,072	$881,894	$1,545,689	$1,634,407

●	For the three months ended June 30, 2024, selling and marketing expenses decreased by $4,942 or 9% as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, selling and marketing expenses increased by $18,360 or 16% as compared to the six months ended June 30, 2023. The year-to-date change in 2024 as compared to 2023 is driven by an increase in promotional and trade show expenses, while the quarter-to-date change in 2024 as compared to 2023 is mostly timing related.

●	For the three months ended June 30, 2024, salaries, wages and related benefits increased by $40,930 or 22%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, salaries, wages and related benefits decreased by $35,097 or 7%, as compared to the six-months ended June 30, 2023. On a year-over-year basis, the year-to-date change reflects a decrease in costs related to medical benefits, while the quarter-to-date change is mostly related to increased commissions and timing of costs incurred.

●	For the three months ended June 30, 2024, stock compensation expense decreased by $252,414 or 97%. For the six months ended June 30, 2024, stock compensation expense decreased $274,058 or 94%. The decrease was primarily due to the lack of any option grants in the three- and six-month periods in 2024.

●	For the three months ended June 30, 2024, research and development costs increased by $15,252 or 239%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, research and development costs increased by $29,643 or 241%, as compared to the six months ended June 30, 2023. The increases were primarily due to the use of outside consultants for new product development in 2024.

●	For the three months ended June 30, 2024, professional fees increased by $63,569 or 56%, as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, professional fees increased by $92,229 or 31%, as compared to the six months ended June 30, 2023. The changes were primarily due to increased audit fees and reliance on outside consultants for business development, offset by a decrease in legal fees overall for the company.

●	For the three months ended June 30, 2024, general and administrative expenses decreased by $2,217 or 1% as compared to the three months ended June 30, 2023, essentially flat. For the six months ended June 30, 2024, general and administrative expenses increased by $80,205 or 18% as compared to the six months ended June 30, 2023. The year-over-year change in the six month period was primarily driven by an increased allowance for credit losses as well as increased travel expenses.

Loss from operations

As a result of the factors described above, for the three months ended June 30, 2024, loss from operations amounted to $788,032 as compared to a loss of $668,336 for the three months ended June 30, 2023, an increase of $119,696 or 18%. For the six months ended June 30, 2024, loss from operations amounted to $1,522,906 as compared to a loss of $1,346,099 for the six months ended June 30, 2023, an increase of $176,807 or 13%.

Income from investment in subsidiary

As a result of the sale of a 70% interest in ANI , we now report our 30% share of ANI’s income or loss as an investment in a subsidiary. For the three and six months ended June 30, 2024 there was income of $0 and $10,123, respectively. For the three and six-month periods ended June 30, 2023, we recorded income of $8,782 and $40,938, respectively.

Loss from sale of note receivable

In 2024 we sold our note receivable from ANI, realizing cash, but recording a loss. For the three- and six-month periods ending June 30, 2024, the loss was $26,782, and $41,782.

Interest expense

For the three months ended June 30, 2024 interest expense was $13,028 as compared to $7,575 in the prior year, and for the six months ended June 30, 2024 interest expense was $25,465 as compared to $21,943 in the prior year. In 2024, the increases were due to higher interest charges associated with the company’s issuance of convertible promissory notes.

Interest and other income

For the three months ended June 30, 2024 interest and other income was $3,178 as compared to $16,264 in the prior year, and for the six months ended June 30, 2024 interest and other income was $9,158 as compared to $23,202 in the prior year. In 2024, the decreases were due to a decreased balance on the ANI note receivable resulting in lower interest income for the Company.

Other (expense) income

For the three and six months ended June 30, 2024, other expense amounted to $(36,632), and $(47,966), respectively, as compared to other income of $17,471 and $42,197 for the three and six months ended June 30, 2023. The changes were due to the above factors.

Net loss

As a result of the foregoing, we reported a net loss of $824,665 for the three-month period ended June 30, 2024 and a net loss of $650,865 for the three-month period in the prior year, an increase of $173,800 or 27%. For the six-month period ended June 30, 2024 our net loss was $1,570,872 as compared to $1,303,902 for the six-month period ended June 30, 2023, an increase of $266,970 or 20%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $(805,072) and $71,869 of unrestricted cash as of June 30, 2024 and working capital of $454,969, including $527,462 of cash as of December 31, 2023.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to June 30, 2024:

			December 31, 2023 to June 30, 2024
	June 30, 2024	December 31, 2023	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$941,409	$1,699,821	$(758,412)	(44.62)%
Total current liabilities	1,746,482	1,244,852	501,630	40.30%
Working capital:	$(805,072)	$454,969	$(1,260,041)	(276.95)%

The decrease in current assets was a combination of a reduction in cash, net inventory and prepaid expenses, as well as the sale of the note receivable. The increase in current liabilities was a combination of an increase in accounts payable, accrued expenses, and the current portion of notes payable. The current portion of notes payable includes a note in the principal amount of $50,000 that is past its maturity date.

Net cash used by operating activities was $(992,505) for the six months ended June 30, 2024 as compared to net cash used by operating activities of $(725,395) for the six months ended June 30, 2023, a net change of $(267,110) or 37%. Net cash used by operating activities for the six months ended June 30, 2024 primarily resulted from a net loss of $1,570,872 adjusted for add-backs of $238,927 and changes in operating assets and liabilities of $339,440.

Net cash provided by investing activities was $284,442 for the six months ended June 30, 2024, as compared to net cash provided by investing activities of $17,171 for the same period in 2023. The change was primarily due to the sale of the note receivable.

Net cash provided by financing activities was $252,470 for the six months ended June 30, 2024 reflecting $262,500 in proceeds from sales of common stock and convertible debt, as compared to net cash provided by financing activities of $468,814 for the same period in 2023. The reduction in 2024 was primarily due to a decrease in proceeds from the sale of common stock and convertible debt.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accounts payable and accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

See notes 4 and 5 to our unaudited condensed financial statements regarding our equipment loan and financing leases.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). This evaluation included consideration of past practices, new resources, and implementation of a new payables system recently adopted in 2024. Based upon this evaluation, we do not believe we have a material weakness in the Company’s internal controls and procedures.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2024, the Company sold 36,667 shares of common stock for proceeds of $27,500. On June 13, 2024, the Company sold 26,667 shares for $20,000. On June 25, 2024, the Company sold 13,333 shares for $10,000. On June 27, 2024, the Company sold 66,667 shares for $50,000.

On July 18, 2024, the Company sold an aggregate of 166,666 shares of common stock for proceeds of $125,000.

On July 29, 2024, The Company granted 411,268 options to employees, contractors and consultants under the 2021 Equity Plan and increased amounts available for grant by that number. A total of 37,288 of those options were 25% vested on date of grant, and will vest ratably over the rest of 2024 and all of 2025. A total of 322,000 of the options granted under the 2021 Equity Plan were vested 50% on date of grant and will vest ratably over the remainder of 2024. The remaining 51,980 options were fully vested on date of grant. All options entitle the holder to purchase 1 share per option at a strike price of $.031 and expire five years from date of grant.

On July 29, 2024, the Company also granted options to our President & CEO, Tom Berman: 250,000 vesting on date of grant, 250,000 vesting on December 31,2024, and 1,000,000 that will vest if he earns a Profit Bonus under his contract and the Board elects to pay some or all of that bonus with options. On that same day the Board granted 60,000 options to our Chief Financial Officer, Leandro Vera, 60,000 options to director Ronald Berman, 30,000 options to director Scott Rickert and 30,000 options to director and Secretary Jeanne Rickert. These options were 50% vested on date of grant and will vest ratably over the remainder of 2024. Options to officers and directors were not issued under the Plan, but these options also entitle the holder to purchase 1 share per option at a strike price of $.031 and expire five years from date of grant.

On August 5, 2024, the Company sold 133,333 shares for proceeds of $100,000.

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

Nano Magic Inc. (Registrant)

Date: August 19, 2024	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: August 19, 2024	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

