Form 10-Q
period 2024-09-30
Nano Magic Inc.
filed 2024-11-19
CIK 891417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, the registrant had 14,408,674 shares of Common Stock issued and outstanding.

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO MAGIC INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUES	$640,271	$658,159	$1,837,005	$2,064,481

COST OF SALES	616,120	575,680	1,790,072	1,705,114

GROSS PROFIT	24,151	82,479	46,933	359,367

OTHER OPERATING INCOME	-	-	-	11,420

OPERATING EXPENSES:
Selling and marketing expenses	83,946	69,242	215,748	182,684
Salaries, wages and related benefits (includes noncash compensation of $387,678, $392,631, $30,375 and $162,601 in the three-and-nine months ended September 30, 2024 and September 30, 2023, respectively)	630,623	264,076	1,069,041	864,864
Research and development	23,649	24,375	65,567	36,650
Professional fees (includes noncash compensation of $383,817, $395,199, $89,624 and $247,791 in the three-and-nine months ended September 30, 2024 and September 30, 2023, respectively)	531,075	167,704	936,907	628,092
General and administrative expenses	206,497	220,230	734,216	667,744

Total Operating Expense	1,475,790	745,627	3,021,479	2,380,034

LOSS FROM OPERATIONS	(1,451,639)	(663,148)	(2,974,546)	(2,009,247)

OTHER INCOME (EXPENSE)
(Loss) income from investment in subsidiary	(2,155)	(21,267)	7,969	19,671
Gain from sale of investment in subsidiary	56,067	-	56,067
Loss from sale of note receivable	-	-	(40,164)	-
Interest expense	(12,211)	(12,068)	(37,676)	(34,011)
Interest and other income (expense)	845	(3,192)	8,385	20,010
Total Other Income (Expense)	42,546	(36,527)	(5,419)	5,670

NET LOSS	(1,409,093)	(699,675)	(2,979,965)	(2,003,577)

NET LOSS PER COMMON SHARE
Basic	$(0.10)	$(0.06)	$(0.20)	$(0.18)
Diluted	$(0.10)	$(0.06)	$(0.20)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,028,240	11,293,388	13,679,848	11,105,186
Diluted	14,028,240	11,293,388	13,679,848	11,105,186

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30	December 31
	2024	2023
ASSETS

CURRENT ASSETS:
Cash	$38,688	$527,462
Accounts receivable, net of allowance for credit losses of $214,444 and $150,300 at September 30, 2024 and December 31, 2023, respectively	248,810	209,057
Inventory, net	719,949	849,764
Prepaid expenses	33,398	63,538
Current portion of note receivable	-	50,000
Total Current Assets	1,040,845	1,699,821
Operating lease right-of-use assets	675,988	845,563
Property, plant and equipment, net	360,202	424,103
Note receivable, non-current	-	291,782
Non-marketable equity investment in subsidiary	217,871	253,835
Total Assets	$2,294,906	$3,515,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$642,129	$593,338
Accounts payable - related parties	157,402	55,520
Accrued expenses and other current liabilities	437,494	245,398
Current portion of notes payable	440,000	121,610
Current portion of notes payable from related party	25,000	-
Current portion of finance leases	6,275	24,194
Advances from related parties	42,887	42,887
Current portion of operating lease liabilities	179,624	161,905
Total Current Liabilities	1,930,811	1,244,852
Notes Payable, net of current portion	99,272	375,000
Notes Payable - related parties, net of current portion	-	25,000
Operating lease liabilities, net of current portion	409,720	560,514
Total Liabilities	2,439,803	2,205,366

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.0001 par value, 30,000,000 shares authorized; 14,408,674 and 13,425,342 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,441	1,342
Additional paid-in capital	17,836,099	16,310,868
Accumulated deficit	(17,982,437)	(15,002,472)
Total Stockholders’ (Deficit) Equity	(144,897)	1,309,738
Total Liabilities and Stockholders’ Equity	$2,294,906	$3,515,104

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2024	13,708,676	$1,371	$16,539,674	$(16,573,344)	$(32,299)

Common stock issued for cash, net of issuance costs	699,999	70	524,930	-	525,000

Restricted stock issued for services	-	-	5,691	-	5,691

Stock-based compensation	-	-	765,804	-	765,804

Net loss	-	-	-	(1,409,093)	(1,409,093)

Balance, September 30, 2024	14,408,675	1,441	17,836,099	(17,982,437)	(144,897)

Balance, June 30, 2023	11,180,953	$1,117	$14,569,823	$(13,450,655)	$1,120,285

Common stock issued for cash, net of issuance costs	669,813	67	403,869	-	403,936

Stock-based compensation	-	-	57,601	-	57,601

Stock issued for services	115,380	12	62,386	-	62,398

Warrants and options on private placement	-	-	(3,936)	-	(3,936)

Net loss	-	-	-	(699,675)	(699,675)

Balance, September 30, 2023	11,966,146	1,196	15,089,743	(14,150,330)	940,609

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	13,425,342	$1,342	$16,310,868	$(15,002,472)	$1,309,738

Common stock issued for cash, net of issuance costs	983,333	99	737,401	-	737,500

Restricted stock issued for services	-	-	17,072	-	17,072

Stock-based compensation	-	-	770,758	-	770,758

Net loss	-	-	-	(2,979,965)	(2,979,965)

Balance, September 30, 2024	14,408,675	1,441	17,836,099	(17,982,437)	(144,897)

Balance, December 31, 2022	10,722,431	$1,072	$13,763,143	$(12,146,753)	$1,617,462

Common stock issued for cash, net of issuance costs	998,613	99	843,408	-	843,507

Stock-based compensation	-	-	343,276	-	343,276

Stock issued for services	52,800	5	65,995	-	66,000

Restricted stock issued for services	192,302	20	67,096	-	67,116

Warrants and options on private placement	-	-	6,825	-	6,825

Net loss	-	-	-	(2,003,577)	(2,003,577)

Balance, September 30, 2023	11,966,146	1,196	15,089,743	(14,150,330)	940,609

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,979,965)	$(2,003,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in inventory obsolescence reserve	92,424	75,841
Depreciation and amortization expense	80,865	84,132
Bad debt expense	98,619	80,896
Strock issued for services	17,072	70,710
Stock-based compensation	770,758	405,682
Income from investment in subsidiary	(7,969)	(19,671)
Gain from sale of subsidiary	(56,067)
Change in operating assets and liabilities:
Accounts receivable	(138,371)	(53,911)
Inventory	37,391	51,515
Prepaid expenses and contract assets	30,140	43,350
Accounts payable	90,571	3,887
Accounts payable - related party	101,882	5,839
Operating lease liabilities	36,501	42,590
Accrued expenses	192,096	154,923
Total adjustments	1,345,912	945,783
		-
NET CASH USED BY OPERATING ACTIVITIES	(1,634,053)	(1,057,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable	300,000	20,000
Proceeds from sale of subsidiary	100,000	-
Purchases of property and equipment	(16,964)	(9,352)

NET CASH PROVIDED BY INVESTING ACTIVITIES	383,036	10,648

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	737,500	850,332
Proceeds from issuance of convertible debt and warrants	50,000	94,467
Repayment of note payable	(10,000)	-
Repayment of bank loans	-	(1,630)
Repayment of finance leases	(15,257)	(32,073)

NET CASH PROVIDED BY FINANCING ACTIVITIES	762,243	911,096

NET DECREASE IN CASH	(488,774)	(136,050)

CASH, beginning of period	527,462	259,223

CASH, end of period	$38,688	$123,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,112	$23,973

See accompanying notes to condensed financial statements.

NANO MAGIC INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nano Magic Inc. (“we”, “us”, “our”, “Nano Magic” or the “Company”), a Delaware corporation, develops and sells a portfolio of nano-layer coatings, nano-based cleaners, and nano-composite products based on its proprietary technology

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. The balance sheet at December 31, 2023 has been derived from the audited financial statement at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on April 3, 2024.

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the unaudited condensed financial statements, the Company had losses from operations and net cash used by operations of $2,974,546 and $1,634,053 for the nine months ended September 30, 2024 and a loss from operations of $2,009,247 and cash used by operations of $1,057,794 for the nine months ended September 30, 2023. Moreover, at September 30, 2024, the Company had a working capital deficit of $(889,966) as compared to positive working capital of $454,969 at December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed financial statements are issued. Management cannot provide assurance that the Company will ultimately achieve profitable operations, become cash flow positive or raise additional capital. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. They do not include any adjustments related to the recoverability and/or classification of the recorded asset amounts and/or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period. These reclassifications had no effect on the previously reported net loss.

NOTE 2 – INVENTORY

At September 30, 2024 and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$712,072	$648,537
Work-in-progress	218,815	235,811
Finished goods	212,991	296,921
	1,143,878	1,181,269
Less: reserve for obsolescence	(423,929)	(331,505)
Inventory, net	$719,949	$849,764

NOTE 3 – ACCOUNTS RECEIVABLE

At September 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	463,254	$359,357
Less: allowance for doubtful accounts	(214,444)	(150,300)
Accounts receivable, net	248,810	$209,057

Bad debt expense was $80,865 and $84,132 in the nine months ended September 30, 2024 and September 30, 2023, respectively, and included in general and administrative expenses in the statements of operations.

NOTE 4 – INVESTMENT IN SUBSIDIARY

For the three- and nine-month periods ended September 30, 2024, we sold portions of the note receivable from ANI to various parties for total cash proceeds of $0 and $300,000, respectively, incurring a loss on the sale of the note of $41,782. The losses were recorded in other expense in the statement of operations. As a result, at September 30, 2024, the note receivable had a balance of $0 as compared to $341,782 at December 31, 2023; $0 was included in current assets at September 30, 2024 with $50,000 included in current assets at December 31, 2023.

The Company is accounting for its ownership interest in ANI by the equity method of accounting under which the Company’s share of the net income (loss) of ANI is recognized as income (loss) in the Company’s statement of operations. Any dividends received from ANI as well as periodic losses for the Company’s share will be treated as a reduction of the investment account. Periodic income will be treated as an increase in the investment account. For the three- and nine-month periods ended September 30, 2024, the Company recorded a loss from the investment in the subsidiary of $2,155 and income of $7,969, respectively. For the three and nine-month periods ended September 30, 2023, the Company recorded a loss from the investment in subsidiary of $21,267 and income of $19,671, respectively.

During the three-month period ended September 30, 2024, The Company sold a portion of its stake in ANI for $100,000 in cash, reducing its ownership from 30% to 25%. The sale resulted in a gain of $56,067 and increased the investment account. At September 30, 2024 and December 31, 2023, the non-marketable investment was $217,871 and $253,835, included in non-current assets, respectively.

NOTE 5 – NOTES PAYABLE AND FINANCE LEASE

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

On December 18, 2022, the Company issued a convertible promissory note for $50,000 that is secured by certain payroll tax credits the Company is entitled to receive under the Employee Retention Tax Credit program. The note was issued at face value and bears interest at 8% per annum, payable at maturity which is eighteen months from date of issue. The note can be converted to common stock at any time at the option of the holders at a conversion price of $1.75 per share at which point accrued interest will be paid in cash. At September 30, 2024, the note remains unpaid.

On June 14, 2023, the Company issued a convertible, secured note and warrants to purchase 10,000 shares of the Company’s common stock for $50,000 with the same terms as the one issued on December 18, 2022. The warrants were recorded as a debt discount on the date of issuance for a total value of $5,333. The balance at September 30, 2024 and December 31, 2023 of the debt discount was $728 and $3,390, respectively.

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

On June 10, 2024, the Company issued a $50,000 promissory note to an investor. The note bears interest at 1% per month and all principal and interest is payable 120 days from the date of issuance. The note is secured by two purchase orders from a large customer. At September 30, 2024, $40,000 remains unpaid on this note.

At September 30, 2024 and at December 31, 2023, we had outstanding convertible notes aggregating $565,000 and $525,000 in principal amount. The secured, convertible note that was due on June 18, 2024 remains unpaid. The convertible promissory notes have not been included in diluted earnings per share as they would be anti-dilutive.

Finance Lease

In December 2020, the company entered into a finance lease for production equipment. The Company financed $85,000 over a period of 48 months with monthly payments of $2,135 during that time. As of September 30, 2024, and December 31, 2024, the balances on the finance lease were $6,275 and $24,194, respectively. These balances are included in current liabilities on the balance sheet.

NOTE 6 – OPERATING LEASE

Effective May 31, 2020, we entered into a lease with a related party for a 29,220 square foot building in Madison Heights, Michigan. The occupancy and rent commencement date was October 1, 2020. The lease has an initial term of seven years with a renewal option at the end of the initial term for an additional 3-year term, and a second renewal option thereafter for an additional 5-year term. The renewal term is not included in the calculation of the operating lease liability. As the sole tenant, we are responsible for all taxes, ordinary maintenance, snow removal and other ordinary operating expenses. Rent is $6.50 per square foot, increasing by $0.25 per year. During the first three years we had the right to buy up to a 49% interest in Magic Research LLC for a price equal to 49% of the contributions received from other members. This right has now expired as we did not exercise the option. See Note 8, Stockholders’ Equity, for a description of warrants issued to the owners of Magic Research LLC in connection with this lease. The fair value of these warrants totaling $311,718 were recorded as initial direct costs of obtaining the lease and are included in right-of-use assets on the accompanying balance sheet. See Note 7 , Related Party Transactions, for information about roles in management and economic participation by our CEO and several other directors in the landlord.

In February 2023, we reached an agreement with the landlord of our Michigan facility to accept $66,000 worth of our common stock at a price of $1.25 per share as partial payment of rent for the six-month period from October 2022 through March 2023. During that period, we paid cash of $8,056 per month, effectively a cash rent reduction of $10,983 per month. In May 2023, we reached a further agreement with the landlord under which we pay cash each month to cover the cost of the mortgage and the lease for the lighting fixtures, but that will allow us to pay the balance of the rent by issuing shares of our stock valued at $0.75 per share. We have the option to continue to use stock to pay a portion of the rent through 2024. See Note 10 Subsequent Events for information about a subsequent lease amendment.

For operating leases, we calculated ROU assets and lease liabilities based on the present value of the remaining lease payments as of the date of adoption using the IBR as of that date. The ROU Asset was $675,988 at September 30, 2024 and $845,563 at December 31, 2023. The operating lease liability was $589,344 at September 30, 2024 and $722,419 at December 31, 2023.

NOTE 7 – RELATED PARTY TRANSACTIONS

At September 30, 2024 and at December 31, 2023, accounts payable – related parties totaled $157,402 and $55,520, respectively, and is presented separately in current liabilities. These balances consist of amounts owed to directors and officers as well as to the landlord in which three of our directors are investors. Specifically, Mr. Ron Berman is paid $8,000 monthly as a retainer on his contract with $8,000 owed at September 30, 2024 in accounts payable - related parties and $0 owed at December 31, 2023. Mr. Tom Berman is paid a monthly salary of $18,750, with $0 and $4,379 owed in accounts payable - related parties at September 30, 2024 and December 31, 2023, respectively. The landlord was owed $128,402 and $30,141 at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and at December 31, 2023, aggregate advances from Scott & Jeanne Rickert were $42,887. On both those dates, accrued payroll for the Rickerts was an aggregate of $16,000, which is included within accounts payable – related parties on the accompanying balance sheets.

In July 2024, we granted options to purchase 60,000 shares to both our CFO and to director Ronald Berman, and the option to purchase up to 30,000 shares to both our General Counsel, Jeanne Rickert, and our Chaiman, Scott Rickert. These grants were half vested on the date of grant and the balance vests monthly over the rest of 2024. In July 2024, we also granted an option to purchase up to 500,000 shares to our President and CEO, half vested on the date of grant and the rest will vest on December 31, 2024. All the options granted in July 2024 were at an exercise price of $0.31 and have a five-year term. The stock option awards to directors and officers resulted in an expense of $208,280 included in stock compensation expense in the statements of operations for the three- and nine-month periods ending September 30, 2024.

In 2023, we granted options to our President and CEO Tom Berman in lieu of salary: In April, an option to purchase up to 30,000 shares, fully vested for salary not paid from January to March, and, in May, a second option for up to 69,228 shares that vest at the rate of 7,692 shares monthly for salary not paid in April and subsequent months of 2023. Also in May 2023, we granted our Chief Financial Officer an option for up to 100,000 shares in recognition of his services from 2019 through 2022. Both our CFO and our General Counsel were granted options in May 2023 for up to 60,000 shares, vesting 5,000 shares per month starting in January 2023 and each month thereafter. In May 2023, we also granted director Ronald Berman an option to purchase up to 50,000 shares for services previously rendered and granted him an option for 45,000 shares that vest at the rate of 5,000 shares per month beginning in April and for each calendar month of 2023. All options have an exercise price of $0.65 per share and a four-year term.

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

In addition, Mr. Tom Berman and Mr. Ron Berman are two of the three individuals who hold the voting power of the sole manager of the limited liability company that is the Company’s landlord in Michigan. Together, Tom and Ron Berman hold, in the aggregate, a 5% economic interest in the landlord entity. Another director, Miles Gatland, owns a 12.5% interest in the Michigan landlord and he is a co-guarantor on the debt of that limited liability company. See Note 8, Stockholder’s Equity regarding the issuance of stock in partial satisfaction of unpaid rent. At September 30, 2024 and at December 31, 2023, rents accrued and unpaid totaled $128,402 and $30,141, respectively.

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

Issuances of Common Stock

Common Stock Issued for Services

Through the nine months ended September 30, 2024, no stock has been issued for services.

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

In August 2023, the Company issued to each of three individuals who are serving on its advisory committee a total of 38,460 shares of restricted stock for their services during 2023. All shares vested ratably by December 31, 2023.

Sales of Common Stock and Derivative Equity Securities

During the quarter ended September 30, 2024, the Company sold 699,999 shares of common stock for proceeds of $525,000. For the nine months ended September 30, 2024 the company sold a total of 983,333 shares of common stock for proceeds of $737,500.

During the quarter ended September 30, 2023, the Company sold 533,331 shares of common stock for proceeds of $400,000. In addition, during the three-month period ended September 30, 2023, an investment made in April was cancelled and the $250,000 investment was reissued at $0.75 per share, resulting in a net increase in the outstanding stock of 136,482 shares. In connection with this sale, the company canceled the 196,813 warrants previously issued in April.

Stock Options

Stock options to purchase common stock outstanding at September 30, 2024 include those described below. No options were exercised during the period. No options have been included in diluted earnings per share as they would be anti-dilutive. During the three- and nine-month periods ending September 31, 2024, stock compensation expense totaled $771,495 and $787,830 respectively. During the three- and nine-month periods ending September 31, 2023, stock compensation expense totaled $119,999 and $410,392.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	2,270,483	$0.67	2.72	$76,725
Exercised	-	-	-	-
Issued	1,106,268	0.31	-	-
Expired & forfeited	(55,297)	0.65	-	-
Outstanding September 30, 2024	3,321,454	$0.55	3.55	$738,666

Exercisable September 30, 2024	2,903,540	$0.58	3.37	$550,834

	September 30, 2024	December 31, 2023
Stock options	3,321,454	2,270,483
Stock warrants	7,525,265	7,525,265
Convertible debt (on an as converted basis)	368,624	349,824
Total	11,215,343	10,145,572

Warrants

As of September 30, 2024 and September 30, 2023, there were outstanding and exercisable warrants to purchase 7,525,265 shares of common stock. The outstanding warrants have a weighted average exercise price of $1.72 per share and a weighted average remaining contractual term of 31.72 months. As of September 30, 2024, there was no intrinsic value for the warrants. No warrants have been included in diluted earnings per share as they would be anti-dilutive.

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

On July 29, 2024, the Company granted 426,268 options under the 2021 Equity Plan at an exercise price of $0.31 per share.

Other Options

See Note 7 Related Parties for other options granted to officers and directors in 2023 and 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be, from time to time, subject to various administrative, regulatory, and other legal proceedings arising in the ordinary course of business. As of September 30, 2024 we were not a defendant in any proceedings. Our policy is to accrue costs for contingent liabilities, including legal proceedings or unasserted claims that may result in legal proceedings, when a liability is probable and the amount can be reasonably estimated. As of September 30, 2024, the Company has not accrued any amount for litigation contingencies.

NOTE 10 – SUBSEQUENT EVENTS

In October 2024, we reached agreement with our landlord in Michigan to use stock to pay a portion of our rent during the first half of 2025, continuing the arrangements in place for 2024.

On October 21, 2024, the Company authorized the issuance of warrants to a consultant that will vest at the rate of 62,500 per quarter starting December 1, 2024 so long as the consulting arrangement continues, up to a maximum of 250,000 shares at an exercise price of $0.75 per share.

On October 21, 2024 the Company sold a convertible note in the principal amount of $50,000 and on October 24, 2024 sold another note in the principal amount of $50,000. The notes were sold for proceeds equal to the face amount; they are due six months from date of issue, bear interest at an annual rate of 10% and are convertible into common stock at the option of the holder at a price of $1.00 per share.

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

RESULTS OF OPERATIONS

The following comparative analysis on results of operations was based primarily on the comparative condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2024 and 2023.

Comparison of Results of Continuing Operations for the Three and Nine Months ended September 30, 2024 and 2023

Revenues:

For the three and nine months ended September 30, 2024 and 2023, revenues from continuing operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$640,271	$658,159	$1,837,005	$2,064,481

For the three months ended September 30, 2024, revenues from continuing operations decreased by $17,888 or 3% as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024 revenues decreased by $227,476 or 11%, as compared to the nine months ended September 30, 2023. The decreases experienced in 2024 was due to lower revenue from sales through Amazon.

Cost of sales

Cost of sales includes inventory costs, materials and supplies costs, internal labor and related benefits, subcontractor costs, depreciation, and allocated overheads and shipping and handling costs incurred.

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Cost of sales:	$616,120	$575,680	$1,790,072	$1,705,114

For the three months ended September 30, 2024, cost of revenues increased by $40,440 or 7% as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, cost of revenues increased by $84,958 or 5% as compared to the nine months ended September 30, 2023. Cost of sales increased primarily as a result of an increase in labor costs.

Gross profit

For the three months ended September 30, 2024, gross profit was $24,151 as compared to $82,479 for the prior year, a decrease of $58,328 or 71%. For the nine months ended September 30, 2024, gross profit was $46,933 as compared to $359,367 for the same period in the prior year, a decrease of $312,424 or 87%. The decreases were caused by the combination of the lower revenue, continuing fixed costs, and increased labor costs.

Other Operating Income

For the three and nine months ended September 30, 2024, other operating income was $0 as compared to $0 and $11,420 for the three and nine months ended September 30, 2023. The difference is due to the recognition of one-time income booked for the settlement of claims in 2023.

Operating expenses

For the three months ended September 30, 2024, operating expenses increased by $730,164 or 98% compared to the three months ended September 30, 2023. For the nine-month period ended September 20, 2024, operating expenses increased by $641,444 or 27% as compared to the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling and marketing expenses	$83,946	$69,242	$215,748	$182,684
Salaries, wages and related benefits	630,623	264,076	1,069,041	864,864
Research and development	23,649	24,375	65,567	36,650
Professional fees	531,075	167,704	936,907	628,092
General and administrative expenses	206,497	220,230	734,216	667,744
Total	$1,475,790	$745,627	$3,021,479	$2,380,034

●	For the three months ended September 30, 2024, selling and marketing expenses increased by $14,704 or 21% as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, selling and marketing expenses increased by $33,064 or 18% as compared to the nine months ended September 30, 2023. The increases were due to increased marketing and advertising and attendance at trade shows.

●	For the three months ended September 30, 2024, salaries, wages and related benefits increased by $366.547 or 139%, as compared to the three months ended September 30, 2023. The cash component for the three-month period was essentially flat; the increased expense was due to the grant of options in July. For the nine months ended September 30, 2024, salaries, wages and related benefits increased by $204,177 or 24%, as compared to the nine-months ended September 30, 2023. The increase for the nine-month period related primarily to the issuance of stock options to employees.

●	For the three months ended September 30, 2024, research and development costs decreased by $726 or 3%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, research and development costs increased by $28,917 or 79%, as compared to the nine months ended September 30, 2023. The decrease for the three-month period was due timing of expenses. The increase for the nine-month period was due primarily to increased consulting expense that also supported increased research and development efforts.

●	For the three months ended September 30, 2024, professional fees increased by $363,371 or 217%, as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, professional fees increased by $308,815 or 49%, as compared to the nine months ended September 30, 2023. The changes were primarily due to the issuance of stock options to consultants and service providers.

●	For the three months ended September 30, 2024, general and administrative expenses decreased by $13,734 or 6% as compared to the three months ended September 30, 2023 due to a reduction in bad debt expense. For the nine months ended September 30, 2024, general and administrative expenses increased by $66,472 or 10% as compared to the nine months ended September 30, 2023. The difference for the nine-month period was due to increased costs for travel, software and supplies.

Loss from operations

As a result of the factors described above, for the three months ended September 30, 2024, loss from operations amounted to $1,451,639 as compared to a loss of $663,148 for the three months ended September 30, 2023, an increase of $788,491 or 119%. For the nine months ended September 30, 2024, loss from operations amounted to $2,974,546 as compared to a loss of $2,009,247 for the nine months ended September 30, 2023, an increase of $965,299 or 48%.

Income (loss) from investment in subsidiary

As a result of the sale of a majority interest in ANI, we report our share of ANI’s income or loss as an investment in a subsidiary. For the three and nine-month periods ended September 30, 2024, we recorded a loss of $2,155 and income of $7,969, respectively. For the three and nine months ended September 30, 2023 there was a loss of $21,267, and income of $19,671, respectively.

Gain from sale of investment in subsidiary

During the three-month period ended September 30, 2024, we sold a portion of our investment in ANI, reducing our interest from 30% to 25%. The gain on that sale is reflected in other income for the quarter, totaling $56,067.

Loss from sale of note receivable

In the first two quarters of 2024, the company sold its note receivable with ANI to various parties for a cash discount, resulting in a loss of $41,782.

Interest expense

For the three months ended September 30, 2024 interest expense was $12,211 as compared to $12,068 in the prior year, and for the nine months ended September 30, 2024 interest expense was $37,676 up from $34,011 in the prior year. The increases for the three- and nine-month comparative periods was due to accrued interest on convertible notes outstanding.

Interest and other income

For the three months ended September 30, 2024, interest and other income was $845 as compared to other expense of $3,192 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, interest and other income was $8,385 as compared to $20,010 for the nine months ended September 30, 2023. The decreases are due to less interest income from ANI resulting from the sales of the notes receivable with ANI.

Net loss

For the three months ended September 30, 2024, net loss was $1,409,093 as compared to a loss of $699,675 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net loss amounted to $2,979,965 as compared to a loss of $2,003,577 for the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $889,966 and $38,688 of unrestricted cash as of September 30, 2024 and working capital of $454,969 and $527,462 of unrestricted cash as of December 31, 2023.

The following table sets forth a summary of changes in our working capital from December 31, 2023 to September 30, 2024:

			December 31, 2023 to September 30, 2024
	September 30, 2024	December 31, 2023	Change in Working Capital	Percentage Change
Working capital:
Total current assets	$1,040,845	$1,669,821	$(658,976)	(38.77)%
Total current liabilities	1,930,811	1,244,852	(685,959)	(55.10)%
Working capital:	$(889,966)	$454,969	$(1,344,935)	(295.61)%

The decrease in current assets was primarily due to a reduction in cash; a reduction in inventory and in prepaid expenses also contributed. The increase in current liabilities was primarily due to an increase in accounts payable and accrued expenses.

Net cash used by operating activities was $(1,634,053) for the nine months ended September 30, 2024 as compared to net cash used by operating activities of $(1,057,794) for the nine months ended September 30, 2023, a net change of $576,259 or an increase of 54%. Net cash used by operating activities for the nine months ended September 30, 2024 primarily resulted from net loss from operations of $2,979,965 adjusted for add-backs of $995,702 and changes in operating assets and liabilities of $350,208.

Net cash provided by investing activities was $383,036 for the nine months ended September 30, 2024, as compared to $10,648 for the same period in 2023. The change was due in substantial part to gain on the sale of the note receivable from ANI and the sale of a portion of our stock in that subsidiary.

Net cash provided by financing activities was $762,243 for the nine months ended September 30, 2024 reflecting $787,500 in proceeds from sales of common stock, warrants and convertible notes, as compared to net cash provided by continuing financing activities of $911,096 for the same period in 2023.

Future Liquidity and Capital Needs.

Our principal future uses of cash are for working capital requirements, including working capital to support increased product sales, sales and marketing expenses and reduction of accrued liabilities. Application of funds among these uses will depend on numerous factors including our sales and other revenues and our ability to control costs.

Equipment Financing and Loans

See note 5 to our unaudited condensed financial statements regarding our equipment loan and financing leases.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our condensed unaudited financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. Quantitative and Qualitative disclosures about market risk

Not applicable to smaller reporting companies.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). This evaluation included consideration of past practices and new resources, the scope of which is for disclosure controls only and not the Company’s internal controls over financial reporting. Based upon this evaluation, our disclosure controls were determined not to be effective.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2024, the Company sold an aggregate of 166,666 shares of common stock for proceeds of $125,000.

On July 29, 2024, the Company granted 426,268 options under the 2021 Equity Plan at an exercise price of $0.31 per share. On July 29, 2024, we also granted options not subject to the Equity Plan, including option to purchase up to 60,000 shares to both our CFO and to director Ronald Berman, and the option to purchase up to 30,000 shares to both our General Counsel, Jeanne Rickert, and our Chaiman, Scott Rickert. These grants were half vested on the date of grant and the balance vests monthly over the rest of 2024. In July 2024, we also granted an option to purchase up to 500,000 shares to our President and CEO, half vested on the date of grant and the rest will vest on December 31, 2024. All the options granted in July 2024 that were not subject to the Plan were at an exercise price of $0.31 and have a five-year term.

On August 5, 2024, the Company sold 133,333 shares for proceeds of $100,000. On August 26, 2024, the Company sold 266,666 shares of common stock for proceeds of $200,000. On August 31, 2024, the Company sold an additional 133,333 shares for proceeds of $100,000.

On October 21, 2024 the Company sold a convertible note in the principal amount of $50,000 and on October 24, 2024 sold another note in the principal amount of $50,000. The notes were sold for proceeds equal to the face amount; they are due six months from date of issue, bear interest at an annual rate of 10% and are convertible into common stock at the option of the holder at a price of $1.00 per share.

Grants under the 2021 Equity Plan and other option grants were exempt under Rule 701. The sales and issuances of stock and other securities were exempt from registration under Rule 506(c) of Regulation D promulgated under the Securities Act of 1933, and/or under Section 4(a)(2) of the Securities Act. Cash proceeds were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1*	Option dated July 29, 2024 issued to Tom J. Berman

4.2*	Form of Option dated July 29, 2024 issued to Ronald J. Berman, Jeanne Rickert, Scott E. Rickert and Leandro Vera

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.1*	Section 1350 Certificate of Principal Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nano Magic Inc.
(Registrant)

Date: November 19, 2024	/s/ Tom J. Berman
Tom J. Berman,
President and Chief Executive Officer

Date: November 19, 2024	/s/ Leandro Vera
Leandro Vera
Chief Financial Officer

